Form 10-Q
period 1995-03-25
J&J SNACK FOODS CORP
filed 1995-05-03
CIK 785956

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 25, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-14616



                              J & J SNACK FOODS CORP.
            (Exact name of registrant as specified in its charter)

           New Jersey                        22-1935537
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

                  6000 Central Highway, Pennsauken, NJ 08109
                   (Address of principal executive offices)

                           Telephone (609) 665-9533


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          [X] Yes                             [ ] No

As of April 20, 1995, there were 9,358,918 shares of the Registrant's Common Stock outstanding.

                                      INDEX

                                                                  Page
                                                                 Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - March 25, 1995 and
             September 24, 1994...................................  3

          Consolidated Statements of Earnings - Three Months and
             Six Months Ended March 25, 1995 and March 26, 1994...  5

          Consolidated Statements of Cash Flows - Six Months
             Ended March 25, 1995 and March 26, 1994..............  6

          Notes to the Consolidated Financial Statements..........  7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............  9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.................... 12
























                        PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             ASSETS                    March 25,            September 24,
                                        1995                   1994
                                    (Unaudited)

Current assets
  Cash and cash equivalents        $  2,723,000            $  6,621,000
  Marketable securities available
   for sale                           6,827,000               4,443,000
  Accounts receivable                15,016,000              17,176,000
  Inventories                        12,332,000              11,519,000
  Prepaid expenses and deposits       1,983,000               1,611,000
                                     38,881,000              41,370,000

Property, plant and equipment,
  at cost
  Land                                  983,000                 973,000
  Buildings                           5,119,000               5,119,000
  Plant machinery and equipment      38,462,000              35,045,000
  Marketing equipment                70,916,000              70,311,000
  Transportation equipment            2,219,000               2,622,000
  Office equipment                    3,497,000               3,355,000
  Improvements                        5,300,000               4,741,000
  Construction in progress              414,000                 750,000
                                    126,910,000             122,916,000

   Less accumulated depreciation
     and amortization                65,892,000              59,788,000

                                     61,018,000              63,128,000
Other assets
  Goodwill, trademarks and rights,
   less accumulated amortization      9,353,000               9,793,000
  Long term investments available
   for sale                           2,495,000                    -
  Long term investments held to
   maturity                           7,032,000              10,764,000
  Sundry                              1,717,000               2,311,000
                                     20,597,000              22,868,000

                                   $120,496,000            $127,366,000

See accompanying notes to the consolidated financial statements.

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES

    LIABILITIES AND                       March 25,         September 24,
  STOCKHOLDERS' EQUITY                      1995                1994
                                        (Unaudited)



Current liabilities
 Current maturities of long-
    term debt                           $     15,000        $     15,000
 Accounts payable                         11,013,000          11,854,000
 Accrued liabilities                       4,810,000           4,537,000

                                          15,838,000          16,406,000


Long-term debt, less current
 maturities                                5,021,000           5,028,000
Deferred income                              692,000             692,000
Deferred income taxes                      4,693,000           4,695,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -                   -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 9,382,000 and
     9,889,000, respectively              43,897,000          49,946,000
  Foreign currency translation
    adjustment                            (1,261,000)               -
 Retained earnings                        51,616,000          50,599,000

                                          94,252,000         100,545,000

                                        $120,496,000        $127,366,000


See accompanying notes to the consolidated financial statements.

                   J & J SNACK FOODS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  (Unaudited)

                          Three months ended         Six months ended
                          March 25,    March 26,    March 25,   March 26,
                           1995         1994         1995        1994

Net Sales              $40,317,000  $40,271,000  $81,534,000  $78,676,000

Cost of goods sold      20,033,000   19,593,000   40,455,000   37,569,000

  Gross profit          20,284,000   20,678,000   41,079,000   41,107,000

Operating expenses
  Marketing             13,478,000   11,990,000   26,802,000   24,093,000
  Distribution           4,487,000    4,647,000    9,019,000    8,891,000
  Administrative         2,072,000    1,961,000    4,040,000    3,957,000
  Amortization of
   intangibles and
   deferred costs          217,000      196,000      433,000      409,000
                        20,254,000   18,794,000   40,294,000   37,350,000

  Operating income          30,000    1,884,000      785,000    3,757,000

Other income (deductions)
  Investment income        299,000      282,000      591,000      572,000
  Interest expense        (114,000)    (119,000)    (212,000)    (231,000)
  Sundry                   534,000      533,000      466,000      577,000

  Earnings before
   income taxes            749,000    2,580,000    1,630,000    4,675,000

Income taxes               282,000      970,000      613,000    1,758,000

  NET EARNINGS         $   467,000  $ 1,610,000  $ 1,017,000  $ 2,917,000

Earnings per common
  share                    $ .05        $ .15        $ .11        $ .27

Weighted average number
  of shares              9,467,000   10,662,000    9,660,000   10,661,000


See accompanying notes to the consolidated financial statements.

                     J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                                    Six months ended
                                                  March 25,    March 26,
                                                    1995         1994
Cash flows from operating activities:
 Net earnings                                   $ 1,017,000  $ 2,917,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                        7,379,000    6,586,000
   Amortization of intangibles and deferred
    costs                                           508,000      482,000
   (Decrease) increase in deferred income taxes      (2,000)     293,000
   Other adjustments                                 10,000     (398,000)
   Changes in assets and liabilities
     Decrease in accounts receivable              2,057,000      985,000
     (Increase) decrease in inventories          (1,023,000)      28,000
     (Increase) in prepaid expenses                (372,000)    (316,000)
     (Decrease) increase in accounts payable
       and accrued liabilities                     (615,000)     671,000
     Net cash provided by operating activities    8,959,000   11,248,000

Cash flows from investing activities:
 Capital expenditures                            (6,193,000)  (8,906,000)
  Payments for purchase of companies, net of
   cash acquired and debt assumed                      -        (623,000)
  Proceeds from investments held to maturity        230,000    2,976,000
  Payments for investments held to maturity        (500,000)  (3,568,000)
  Proceeds from investments available for sale    2,085,000    1,720,000
  Payments for investments available for sale    (2,981,000)  (6,052,000)
  Decrease in bond trust fund                       549,000      721,000
 Proceeds from sale of property and equipment        27,000      574,000
  Other                                             (18,000)     (10,000)
    Net cash used in investing activities        (6,801,000) (13,168,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock             254,000      367,000
 Payments to repurchase common stock             (6,303,000)        -
 Payments of long-term debt                          (7,000)    (287,000)
    Net cash (used in) provided by
      financing activities                       (6,056,000)      80,000

    Net increase (decrease) in cash
     and cash equivalents                        (3,898,000)  (1,840,000)

Cash and cash equivalents at beginning of period  6,621,000    8,457,000
Cash and cash equivalents at end of period      $ 2,723,000  $ 6,617,000


See accompanying notes to the consolidated financial statements.

                   J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

            The results of operations for the three months and six months ended March 25, 1995 and March 26, 1994 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages are generally higher in the third and fourth quarters due to seasonal factors.

            While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 24, 1994.

Note 2 Earnings per share are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options).

Note 3      Inventories consist of the following:

                                       March 25,     September 24,
                                         1995            1994

            Finished goods            $ 5,397,000      $ 5,538,000
            Raw materials               1,501,000        1,293,000
            Packaging materials         2,338,000        1,777,000
            Equipment parts & other     3,096,000        2,911,000
                                      $12,332,000      $11,519,000


Note 4 The Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 24, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Company does not engage in security trading, the

                                       7
            balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax are reported as a separate component of stockholders' equity and excluded from the determination of net income.

            Proceeds on sales of securities classified as available for sale were $37,000 in the quarter ended March 25, 1995 with a $3,000 gain realized and $2,085,000 in the six months ended March 25, 1995 with a gain of $3,000 realized. The Company uses the specific identification method to determine the cost of securities sold.

            The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at March 25, 1995 are summarized as follows:

                                            Gross      Gross        Fair
                                Amortized Unrealized Unrealized    Market
                                   Cost     Gains      Losses      Value
Available for Sale Securities
 Equity Securities              $2,157,000 $12,000   $ 12,000    $2,157,000
 Corporate Debt Securities         996,000    -        69,000       927,000
 Municipal Government Securities 6,169,000    -        53,000     6,116,000
                                $9,322,000 $12,000   $134,000    $9,200,000

Held to Maturity Securities
 Corporate Debt Securities      $1,027,000 $  -      $ 60,000    $  967,000
 Municipal Government Securities 5,505,000    -       184,000     5,321,000
 Other                             500,000    -          -          500,000
                                $7,032,000 $  -      $244,000    $6,788,000


       The following table lists the maturities of debt securities held at March 25, 1995 classified as available for sale and held to maturity:

                         Available for Sale      Held to Maturity
                                    Estimated               Estimated
                       Amortized   Fair Market  Amortized     Fair Market
                          Cost        Value        Cost        Value

Due in one year or less$4,670,000 $4,641,000  $     -     $     -
Due after one year
 through five years     2,000,000   1,967,000   7,032,000   6,788,000
Due after five years      495,000     435,000        -          -
              Total    $7,165,000  $7,043,000  $7,032,000  $6,788,000






                                        8


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company's current cash and marketable securities balances and cash expected to be provided by future operations are its primary sources of liquidity. The Company believes that these sources, along with its borrowing capacity, are sufficient to fund future growth and expansion.

      The devaluation of the Mexican peso caused a reduction of $654,000 and $1,261,000 in stockholders' equity for the three months and six months ended March 25, 1995, respectively. The Company is experiencing a dollar decline in the sales of its Mexican frozen carbonated beverage subsidiary of about 65% due primarily to the devaluation. The Company anticipates that the sales decline from last year's levels will continue for at least the balance of its fiscal year. In fiscal year 1994, sales of the Mexican subsidiary were $2,687,000.

      During the six months ended March 25, 1995, the Company purchased and retired 539,100 shares of its common stock at a cost of $6,303,000.

      Subsequent to the second quarter, the Company sold its syrup and flavor manufacturing subsidiary, Western Syrup Company, to an unrelated third party for cash and notes. The Company does not anticipate that the sale of Western will have a material impact on its operations or financial position.

      Available to the Company are unsecured general purpose bank lines of credit totalling $25,000,000.

Results of Operations

      Net sales increased slightly to $40,317,000 for the three months and $2,858,000 or 4% to $81,534,000 for the six months ended March 25, 1995.

      Sales to food service customers increased $985,000 or 6% in the second quarter to $17,952,000 and $3,153,000 or 9% to $36,902,000 in the six months.
Soft pretzel sales to the food service market increased 7% to $12,271,000 in the second quarter and 10% to $24,590,000 in the six months due to expanded unit volume. Increased penetration in warehouse clubs and schools and new products accounted for most of the added pretzel volume. Frozen juice treat and dessert sales increased 6% to $2,644,000 in the three months and 3% to $5,513,000 in the six months. Churro sales to food service customers decreased 10% to $2,147,000 in the second quarter and 5% to $4,313,000 in the six months. One customer accounted for all of the churro sales decrease. All foodservice sales increases and decreases were due primarily to changes in unit volume.

      Sales of products to retail supermarkets increased $532,000 or 6% to $10,119,000 in the second quarter and less than 1% to $17,502,000 in the first half. Soft pretzel sales for the second quarter were up 2% to $8,038,000 and for the six months were down 2% to $14,131,000. The sales decline for the six

                                        9
months was due primarily to increased competition. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 3% in the second quarter and were essentially unchanged in the six months. Softstix sales decreased $77,000 or 6% to $1,261,000 in the second quarter and $387,000 or 14% to $2,411,000 in the six months. Sales of Luigi's Real Italian Ice increased $324,000 or 21% to $1,848,000 in the second quarter and $567,000 or 24% to $2,935,000 in the first half. All of the retail supermarket increases and decreases were due primarily to changes in unit volume.

      Frozen carbonated beverage and related product sales decreased $742,000 or 9% to $7,514,000 in the second quarter and $417,000 or 3% to $16,249,000 in the six months. Sales of the Company's Mexican frozen carbonated beverage subsidiary were down $482,000 or 65% in the second quarter and $491,000 or 35% in the six months due to the devaluation of the peso and the business downturn in Mexico. Equipment and parts sales were down $214,000 or 76% in the second quarter and $188,000 or 60% in the six months due to reduced demand. Beverage sales alone decreased 5% to $7,147,000 in the second quarter and were essentially unchanged in the six months with sales of $15,361,000 even though there were an increased number of frozen carbonated beverage dispensers at customer locations primarily because of lower sales in Mexico and the net loss of higher volume accounts elsewhere.

      Bakery sales decreased $670,000 or 27% to $1,799,000 in the second quarter and increased $141,000 or 3% to $4,286,000 in the first six months. The three month decline was due to a reduction of purchases by a single customer. Syrup and topping product sales decreased $207,000 and $441,000 in the second quarter and six months, respectively.

      Gross profit as a percentage of sales decreased to 50% in the current three and six month periods from 51% and 52% in the corresponding periods last year. This gross profit percentage decrease is primarily attributable to higher raw material and packaging costs, increased manufacturing overhead costs due to recent expansions of production capacity and lower selling prices on incremental foodservice sales.

      Total operating expenses increased $1,460,000 in the second quarter and as a percentage of sales increased to 50% from 47% in last year's same quarter. For the first half, operating expenses increased $2,944,000 and as a percentage of sales increased to 49% from 47% last year. Marketing expenses increased from 30% to 33% in the second quarter and from 31% to 33% in the six months primarily because of higher frozen carbonated beverage marketing expenses combined with lower frozen carbonated beverage sales compared to last year and higher retail supermarket advertising and marketing allowance spending. Distribution expenses were 11% of sales in all periods. Administrative expenses were 5% of sales in all periods.

      Operating income decreased $1,854,000 or 98% to $30,000 in the second quarter and $2,972,000 or 79% to $785,000 in the first half.

      Investment income increased in the second quarter and six months due to higher levels of interest rates on invested funds. Interest expense decreased slightly in the second quarter and six months due to the reduction of debt.

      Sundry income of $534,000 in the quarter was essentially unchanged from last year while sundry decreased $111,000 to $466,000 in the six months. This year's second quarter sundry income included a gain on an insurance settlement and last year's amount included a gain on the sale of land.

      The effective income tax rate has been estimated at 38% in all periods.

      Net earnings decreased $1,143,000 or 71% in the current three month period to $467,000 and $1,900,000 or 65% in the current six month period to $1,017,000.

                            Part II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits - None

      b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 25, 1995.

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  April 28, 1995             /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



Dated:  April 28, 1995             /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  April 28, 1995
                                   Gerald B. Shreiber
                                   President



Dated:  April 28, 1995
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer