Form 10-Q
period 1995-06-24
J&J SNACK FOODS CORP
filed 1995-08-02
CIK 785956

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 24, 1995

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

          [X] Yes                             [ ] No

As of July 21, 1995, there were 9,339,993 shares of the Registrant's Common Stock outstanding.

                                      INDEX

                                                                  Page
                                                                 Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - June 24, 1995 and
             September 24, 1994...................................  3

          Consolidated Statements of Earnings - Three Months and
             Nine Months Ended June 24, 1995 and June 25, 1994....  5

          Consolidated Statements of Cash Flows - Nine Months
             Ended June 24, 1995 and June 25, 1994................  6

          Notes to the Consolidated Financial Statements..........  7

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............  9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.................... 12
























PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             ASSETS                     June 24,            September 24,
                                          1995                  1994
                                      (Unaudited)

Current assets
  Cash and cash equivalents          $  9,310,000           $  6,621,000
  Marketable securities available
    for sale                            4,825,000              4,443,000
  Accounts receivable                  17,066,000             17,176,000
  Inventories                          10,989,000             11,519,000
  Prepaid expenses and deposits         1,712,000              1,611,000

                                       43,902,000             41,370,000

Property, plant and equipment,
  at cost
  Land                                    819,000                973,000
  Buildings                             5,119,000              5,119,000
  Plant machinery and equipment        37,705,000             35,045,000
  Marketing equipment                  73,652,000             70,311,000
  Transportation equipment              2,219,000              2,622,000
  Office equipment                      3,468,000              3,355,000
  Improvements                          5,038,000              4,741,000
  Construction in progress                902,000                750,000
                                      128,922,000            122,916,000
    Less accumulated depreciation
     and amortization                  68,552,000             59,788,000

                                       60,370,000             63,128,000
Other assets
 Goodwill, trademarks and rights,
    less accumulated amortization       8,862,000              9,793,000
  Long term investments available
    for sale                              990,000                   -
  Long term investments held to
    maturity                            6,881,000             10,764,000
  Sundry                                2,602,000              2,311,000
                                       19,335,000             22,868,000

                                     $123,607,000           $127,366,000


See accompanying notes to the consolidated financial statements.

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES

    LIABILITIES AND                       June 24,          September 24,
  STOCKHOLDERS' EQUITY                      1995                1994
                                        (Unaudited)



Current liabilities
 Current maturities of long-
    term debt                           $     15,000        $     15,000
 Accounts payable                         11,478,000          11,854,000
 Accrued liabilities                       5,592,000           4,537,000

                                          17,085,000          16,406,000


Long-term debt, less current
 maturities                                5,016,000           5,028,000
Deferred income                              692,000             692,000
Deferred income taxes                      4,678,000           4,695,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -                   -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 9,359,000 and
     9,889,000, respectively              43,612,000          49,946,000
 Foreign currency translation
   adjustment                             (1,070,000)               -
 Retained earnings                        53,594,000          50,599,000

                                          96,136,000         100,545,000
                                        $123,607,000        $127,366,000


See accompanying notes to the consolidated financial statements.

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)


                          Three months ended        Nine months ended
                         June 24,     June 25,     June 24,    June 25,
                           1995         1994         1995        1994

Net Sales              $47,876,000  $45,166,000 $129,410,000 $123,842,000

Cost of goods sold      24,262,000   21,602,000   64,717,000   59,171,000

  Gross profit          23,614,000   23,564,000   64,693,000   64,671,000

Operating expenses
  Marketing             14,955,000   12,652,000   41,757,000   36,745,000
  Distribution           4,570,000    4,770,000   13,589,000   13,661,000
  Administrative         1,789,000    1,894,000    5,829,000    5,851,000
  Amortization of
   intangibles and
   deferred costs          214,000      218,000      647,000      627,000
                        21,528,000   19,534,000   61,822,000   56,884,000

  Operating income       2,086,000    4,030,000    2,871,000    7,787,000

Other income (deductions)
  Investment income        353,000      286,000      944,000      858,000
  Interest expense         (92,000)    (112,000)    (304,000)    (343,000)
  Sundry                   823,000     (106,000)   1,289,000      471,000

  Earnings before
   income taxes          3,170,000    4,098,000    4,800,000    8,773,000

Income taxes             1,192,000    1,541,000    1,805,000    3,299,000

  NET EARNINGS         $ 1,978,000  $ 2,557,000 $  2,995,000 $  5,474,000

Earnings per common
  share                     $ .21        $ .25        $ .31        $ .52

Weighted average number
  of shares              9,482,000   10,267,000    9,660,000   10,529,000


See accompanying notes to the consolidated financial statements.

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                   Nine months ended
                                                  June 24,      June 25,
                                                    1995         1994
Cash flows from operating activities:
 Net earnings                                   $ 2,995,000  $ 5,474,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                       11,101,000   10,189,000
   Amortization of intangibles and deferred
    costs                                           762,000      742,000
   Gain from disposals of property &
    equipment                                    (1,132,000)    (416,000)
   (Decrease) increase in deferred income taxes     (17,000)     417,000
   Other adjustments                               (104,000)        -
   Changes in assets and liabilities
     Increase in accounts receivable                (55,000)     (38,000)
     Increase in inventories                       (168,000)  (1,514,000)
     Increase in prepaid expenses                  (199,000)    (449,000)
     Increase in accounts payable and
      accrued liabilities                           975,000    1,794,000
     Net cash provided by operating activities   14,158,000   16,199,000

Cash flows from investing activities:
 Capital expenditures                            (9,933,000) (14,230,000)
 Proceeds from sale of company                      405,000         -
  Payments for purchase of companies, net of
   cash acquired and debt assumed                      -      (1,535,000)
  Proceeds from investments held to maturity        375,000    7,949,000
  Payments for investments held to maturity        (500,000)  (4,171,000)
  Proceeds from investments available for sale    5,610,000    1,720,000
  Payments for investments available for sale (2,981,000) (7,358,000) Proceeds from disposals of property &
  equipment                                       1,351,000      646,000
  Decrease in bond trust fund                       655,000    1,480,000
  Other                                            (106,000)     (35,000)
    Net cash used in investing activities        (5,124,000) (15,534,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock             273,000      749,000
 Payments to repurchase common stock             (6,607,000)  (5,582,000)
 Payments of long-term debt                         (11,000)    (766,000)
    Net cash used in financing activities        (6,345,000)  (5,599,000)

    Net increase (decrease) in cash and
     cash equivalents                             2,689,000   (4,934,000)

Cash and cash equivalents at beginning of period  6,621,000    8,457,000
Cash and cash equivalents at end of period      $ 9,310,000  $ 3,523,000

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

            The results of operations for the three months and nine months ended June 24, 1995 and June 25, 1994 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages are generally higher in the third and fourth quarters due to seasonal factors.

            While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 24, 1994.

Note 2 Earnings per share are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options).


Note 3      Inventories consist of the following:

                                       June 24,       September 24,
                                         1995             1994

            Finished goods           $ 4,907,000       $ 5,538,000
            Raw materials              1,147,000         1,293,000
            Packaging materials        2,137,000         1,777,000
            Equipment parts & other    2,798,000         2,911,000
                                     $10,989,000       $11,519,000

Note 4 The Company adopted FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 24, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities, net of tax are reported as a separate component of stockholders' equity and excluded from the determination of net income.

            Proceeds on sales of securities classified as available for sale were $3,525,000 in the quarter ended June 24, 1995 with a $18,000 gain realized and $5,610,000 in the nine months ended June 24, 1995 with a gain of $21,000 realized. The Company uses the specific identification method to determine the cost of securities sold.

            The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at June 24, 1995 are summarized as follows:

                                            Gross      Gross     Fair
                                Amortized Unrealized Unrealized  Market
                                   Cost     Gains      Losses    Value

Available for Sale Securities
 Equity Securities              $     -     $12,000  $   -     $   12,000
 Corporate Debt Securities         996,000     -       55,000     941,000
 Municipal Government Securities 4,819,000    1,000    23,000   4,797,000
                                $5,815,000  $13,000  $ 78,000  $5,750,000


Held to Maturity Securities
 Corporate Debt Securities      $1,021,000  $ 1,000  $ 28,000  $  994,000
 Municipal Government Securities 5,360,000   41,000     146,000 5,255,000
 Other                             500,000     -         -        500,000
                                $6,881,000  $42,000  $174,000  $6,749,000


     The following table lists the maturities of debt securities held at June 24, 1995 classified as available for sale and held to maturity:


                         Available for Sale       Held to Maturity
                                   Estimated               Estimated
                         Amortized Fair Market  Amortized  Fair Market
                            Cost   Value           Cost    Value

Due in one year or less  $4,825,000 $4,807,000 $     -     $     -
Due after one year
 through five years         495,000    488,000  6,881,000   6,749,000
Due after five years        495,000    443,000       -           -
               Total     $5,815,000 $5,738,000 $6,881,000     $6,749,000

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

      The devaluation of the Mexican peso caused a reduction of $1,071,000 in stockholders' equity for the nine months ended June 24, 1995 because of the revaluation of the net assets of the Company's frozen carbonated beverage subsidiary. The Company is experiencing a dollar decline in the sales of this subsidiary of about 50% due primarily to the devaluation. The Company anticipates that the sales decline from last year's levels will continue for at least the balance of its fiscal year. In fiscal year 1994, sales of the Mexican subsidiary were $3,198,000.

      During the nine months ended June 24, 1995, the Company purchased and retired 564,100 shares of its common stock at a cost of $6,607,000.

      During the third quarter, the Company sold its syrup and flavor manufacturing subsidiary, Western Syrup Company, to an unrelated third party for cash and notes. The Company does not anticipate that the sale of Western will have a material impact on its operations or financial position.

      Available to the Company are unsecured general purpose bank lines of credit totalling $25,000,000.

Results of Operations

      Net sales increased $2,710,000 or 6% to $47,876,000 for the three months and $5,568,000 or 4% to $129,410,000 for the nine months ended June 24, 1995. Net sales, excluding sales of Western Syrup Company for all periods, increased $3,490,000 or 8% for the three months and $7,720,000 or 6% for the nine month period.

      Sales to food service customers increased $2,332,000 or 13% in the third quarter to $19,623,000 and $5,485,000 or 11% to $56,525,000 in the nine months. Soft pretzel sales to the food service market increased 11% to $12,502,000 in the third quarter and 10% to $37,092,000 in the nine months due primarily to expanded unit volume. New channels of distribution and new products accounted for most of the added pretzel volume. Frozen juice treat and dessert sales increased 35% to $3,458,000 in the three months and 13% to $8,971,000 in the nine months. Churro sales to food service customers decreased 2% to $2,548,000 in the third quarter and 4% to $6,861,000 in the nine months. One customer accounted for all of the churros sales decrease. All food service sales increases were due primarily to expanded unit volume.


                                     9
      Sales of products to retail supermarkets increased $1,856,000 or 21% to $10,868,000 in the third quarter and $1,915,000 or 7% to $28,370,000 in the nine months. Soft pretzel sales for the third quarter were up 8% to $5,292,000 and for the nine months were up less than 1% to $19,423,000. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 10% in the third quarter and 2% in the nine months due to unit volume increases. Softstix sales decreased $178,000 to $600,000 in the third quarter and $565,000 to $3,011,000 in the nine months. Sales of Luigi's Real Italian Ice increased $1,456,000 or 37% to $5,339,000 in the third quarter and $2,023,000 or 32% in the nine months. All of the retail supermarket increases and decreases were due primarily to changes in unit volume.

      Frozen carbonated beverage and related product sales decreased
$243,000 or 2% to $12,222,000 in the third quarter and $660,000 or 2% to
$28,471,000 in the nine months. Sales of the Company's Mexican frozen carbonated beverage subsidiary were down $433,000 or 46% in the third quarter and $924,000 or 39% in the nine months due to the devaluation of the peso and the business downturn in Mexico. Equipment and parts sales were down $89,000 or 55% in the third quarter and $276,000 or 58% in the nine months due to reduced demand. Beverage sales alone decreased 2% to $11,602,000 in the third quarter and 1% to $26,963,000 in the nine months primarily because of lower sales in Mexico and the net loss of higher volume accounts elsewhere.

      Bakery sales decreased $518,000 or 16% to $2,798,000 in the third quarter and $377,000 or 5% to $7,084,000 in the nine months. The decline was due to a reduction in purchases by a single customer. Bavarian Pretzel Bakery sales increased 3% to $2,365,000 in the third quarter and 6% to $8,029,000 in the nine month period.

      Gross profit as a percentage of sales decreased to 49% and 50% in the current three and nine month periods from 52% in the comparable periods last year. The gross profit percentage decreases are primarily attributable to higher packaging and raw material costs and increased manufacturing overhead costs due to recent expansions of production capacities.

      Total operating expenses increased $1,994,000 in the third quarter and as a percentage of sales increased to 45% from 43% in last year's same quarter. For the nine months, operating expenses increased $4,938,000 and as a percentage of sales increased to 48% from 46% last year. Marketing expenses increased from 28% to 31% in the third quarter and from 30% to 32% in the nine months primarily because of higher frozen carbonated beverage marketing expenses combined with lower frozen carbonated beverage sales compared to last year and higher retail supermarket promotional spending. Distribution expenses decreased to 10% of sales in this year's third quarter from 11% last year and were 11% of sales in both nine month periods. Administrative expenses were 4% of sales in both three month periods and 5% of sales in both nine month periods.

      Operating income decreased $1,944,000 or 48% to $2,086,000 in the third quarter and $4,916,000 or 63% to $2,871,000 in the nine months.

      Investment income increased in the third quarter and nine months due primarily to higher levels of interest rates on invested funds. Interest expense decreased in the third quarter and nine months due to the reduction of debt.

      Sundry income of $823,000 in the third quarter compared to sundry expense of $106,000 in last year's quarter, and for the nine months, sundry income of $1,289,000 this year compared to $471,000 last year. The sundry income this year included gains on insurance settlements, gains on sales of land and a gain on the sale of Western Syrup Company, while last year's nine month income included a gain on the sale of land.

      The effective income tax rate has been estimated at 38% in all periods.

      Net earnings decreased $579,000 or 23% in the current three month period to $1,978,000 and decreased $2,479,000 or 45% in the current nine month period to $2,995,000.

                           Part II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits - None

      b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended June 24, 1995.

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  August 2, 1995             /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President




Dated:  August 2, 1995             /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer

                                    SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  August 2, 1995
                                   Gerald B. Shreiber
                                   President



Dated:  August 2, 1995
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer