Form 10-K
period 1995-09-30
J&J SNACK FOODS CORP
filed 1995-12-22
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended September 30, 1995

                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from   to

                                 Commission File No. 0-14616

                                  J & J SNACK FOODS CORP.
                       (Exact name of registrant as specified in its charter)

                New Jersey                          22-1935537
(State or other jurisdication                   (I.R.S. Employer
of incorporation or organization)                       Identification No.)


6000 Central Highway
Pennsauken, New Jersey                                              08109
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (609-665-9533)

                                        __________

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value: None                          None
  (Title of each class)         (Name of each exchange on which registered)

                                        __________

    Securities registered pursuant to Section 12(g) of the Act: None
                                        __________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     As of November 30, 1995, the latest practicable date, 9,116,354 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $73,559,162, based on the last price on that date of $12.125 per share, which is an average of bid and asked prices.

                   DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's 1995 Annual Report to Shareholders for the fiscal year ended September 30, 1995 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 7, 1996 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.



                                       J & J SNACK FOODS CORP.
                                   1995 FORM 10-K ANNUAL REPORT
                                          TABLE OF CONTENTS

                                             PART I

                                                             Page

Item 1       Business ...................................      1

Item 2       Properties .................................      9

Item 3       Legal Proceedings ..........................     10

Item 4       Submission Of Matters To A Vote Of
             Security Holders ...........................     10

             Executive Officers Of The Registrant .......     11

                            PART II

Item 5       Market For Registrant's Common
             Stock And Related Stockholder
             Matters ....................................     12

Item 6       Selected Financial Data ....................     12

Item 7       Management's Discussion And Analysis
             Of Financial Condition And Results
             Of Operations ..............................     12

Item 8       Financial Statements And Supplementary
             Data .......................................     13

Item 9       Changes In And Disagreements With
             Accountants On Accounting And
             Financial Disclosure........................     13

                            PART III

Item 10      Directors And Executive Officers Of
             The Registrant .............................     14

Item 11      Executive Compensation .....................     14

Item 12      Security Ownership Of Certain Bene-
             ficial Owners And Management ...............     14

Item 13      Certain Relationships And Related
             Transactions ...............................     14

                            PART IV

Item 14      Exhibits, Financial Statement
             Schedules And Reports On Form 8-K ..........     15



                             PART I
Item 1.  Business

General

     J & J Snack Foods Corp. (the "Company") manufactures nutritional snack foods which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed principally under the brand name SUPERPRETZEL. J & J believes it is the largest manufacturer of soft pretzels in the United States. The Company also markets frozen carbonated beverages to the food service industry under the brand names ICEE and ARCTIC BLAST in the Western United States, Mexico and Canada and under the brand names FROZEN COKE and ARCTIC BLAST in midwestern and eastern states. Other snack products include frozen juice treats and desserts, churros (a Hispanic pastry), funnel cake, popcorn, baked goods and whipped fruit drinks.

     The Company's sales are made primarily to food service customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company's retail supermarket customers are primarily supermarket chains. The Company sells direct to the public through its chain of specialty snack food retail outlets, Bavarian Pretzel Bakery, located primarily in the Mid-Atlantic States.

     The Company was incorporated in 1971 under the laws of the State of New Jersey.

Products

Soft Pretzels

     The Company's soft pretzels are sold under the SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX and SOFT PRETZEL BUNS brand names and, to a lesser extent, under private labels. The Company sells its soft pretzels to the food service and the retail supermarket industries and direct to the public through Bavarian Pretzel Bakery, its chain of specialty snack food retail outlets. The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA. Soft pretzel sales amounted to 44% and 43% of the Company's revenue in fiscals 1995 and 1994, respectively.

     The Company's soft pretzels are manufactured according to a proprietary formula. Regular soft pretzels, approximately 2-1/2 ounces in weight, and jumbo or king size soft pretzels, approximately 5-1/2 ounces in weight, are shaped and formed by the Company's proprietary twister machines. These soft pretzel tying machines are automated, high speed machines for twisting dough into the traditional pretzel shape. Soft pretzel nuggets, mini one ounce soft pretzels and soft pretzels in customized shapes and sizes are extruded or shaped by hand. Soft pretzels, after processing, are quick-frozen in either raw or baked form and packaged for delivery.

     The Company's food service marketing program includes supplying ovens, mobil merchandisers, display cases, warmers and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including two models of a combination warmer and display case that reconstitute frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations and, as a result, customers are not required to make an investment in equipment.

Frozen Carbonated Beverages

     The Company markets, through its direct sales force, frozen carbonated beverages to the food service industry under the names ICEE and ARCTIC BLAST in fourteen western states, Mexico and Canada and under the trade names FROZEN COKE and ARCTIC BLAST in twenty five midwestern and eastern states and direct to the public through Bavarian Pretzel Bakery, its chain of specialty snack food retail outlets. Frozen carbonated beverage sales amounted to 23% and 24% of fiscal 1995 and fiscal 1994 revenue, respectively. Under the Company's marketing program, it installs frozen carbonated beverage dispensers at customer locations and thereafter services the machines, provides customers with ingredients required for production of the frozen carbonated beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen carbonated beverages.

     Each new customer location requires a frozen carbonated beverage dispenser supplied by the Company or by the customer. Company supplied dispensers are built new or rebuilt by the Company at an approximate cost of $5,500 each. The following shows the number of Company owned and customer owned frozen carbonated beverage dispensers at customer locations at the dates indicated:

                       Company Owned   Customer Owned    Total
September 26, 1993         7,003              417           7,420
September 25, 1994         7,312            1,100           8,412
September 24, 1995         7,157            1,107           8,264

Frozen Juice Treats and Desserts

     The Company's frozen juice treats and desserts are marketed under the SUPER JUICE, FROSTAR, SHAPE-UPS and LUIGI'S brand names to the food service and to the retail supermarket industries. Frozen juice treat and dessert sales were 15% and 12% of the Company's revenue in fiscals 1995 and 1994, respectively.

     The Company's SUPER JUICE and SHAPE-UPS frozen juice bars are manufactured from an apple or pear juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

     The FROSTAR product line includes frozen juice and other frozen desserts on a stick and in a cup. The juice bar and FROSTAR products are sold primarily to the school portion of the food service industry.

     LUIGI'S Real Italian ice is sold to the foodservice and to the retail supermarket industries. It is manufactured from water, sweeteners and fruit juice concentrates in various flavors and is packaged in six ounce paper cups for retail supermarket and in four and eight ounce squeeze up tubes for foodservice.

Churros

     The Company sells frozen churros under the TIO PEPE'S brand name to both the food service and retail supermarket industries, primarily in the Western and Southwestern United States. Churro sales were 5% of the Company's sales in fiscal 1995 and 6% in 1994. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Baked Goods

     The Company has a contract and private label bakery business which manufactures cookies, muffins and other baked goods for third parties. In addition, the Company produces and markets these products under its PRIDE O' THE FARM, MRS. GOODCOOKIE and MRS. GOODMUFFIN brand names. Baked goods sales amounted to 6% of the Company's sales in fiscals 1995 and 1994, respectively.

Other Products

     The Company also markets to the food service industry and direct to the public products produced by others including soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, whipped fruit drinks sold under the TANGO WHIP brand name, popcorn sold under the AIRPOPT brand name, as well as smaller amounts of various other food products. In addition, J & J manufactures and markets machines and machine parts for sale primarily to other food and beverage companies.

Customers

     The Company sells its products to two principal customer groups: food service and retail supermarkets. The primary products sold to the food service group are soft pretzels, frozen carbonated beverages, frozen juice treats and desserts, churros and baked goods. The primary products sold to the retail supermarket industry are soft pretzels and Italian ice. Additionally, the Company sells soft pretzels, frozen carbonated beverages and various other food products direct to the public through Bavarian Pretzel Bakery, its chain of specialty snack food retail outlets.

     The Company's customers in the food service industry include snack bars and food stands in chain, department and discount stores such as KMart, Walmart, Woolworth, Bradlees, Clover, Caldor, Target and Venture Stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Opryland, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM, White Hen Pantry and Wawa; movie theatres; warehouse club stores such as Sam's Club, Price Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Hot Sam. Food service concessionaires purchasing soft pretzels from the Company for use in sports arenas and for institutional meal services include ARAMARK, Ogden, Service America, Sportservice, Marriott and Volume Services. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

     The Company's supermarket customers include A & P, Acme, Alpha Beta, Food Lion, Giant, Kroger, Pathmark, Publix, Ralph's, Safeway, Shop Rite, Superfresh, Waldbaum's and Winn Dixie. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice and various secondary brands. Within the retail supermarket industry, the Company's frozen and prepackaged products are purchased by the consumer for consumption at home.

     Several fast food chains continue to sell the Company's soft pretzels, churros and frozen carbonated beverages on a test basis and/or as an optional menu item. Presently, sales to fast food chains do not provide a significant portion of the Company's revenue. The Company cannot predict when, or if, sales to fast food chains will provide a significant portion of the Company's revenue.

Marketing and Distribution

     The Company has developed a national marketing program for its products. For food service customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen carbonated beverage dispensers and other merchandising equipment for the individual customer's requirements and point-of-sale materials as well as participating in trade shows. The Company's advertising and promotional campaigns for its retail supermarket products include trade shows, newspaper advertisements with coupons, in-store demonstrations and television advertisements.

     The Company's products are sold through a network of about 160 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. The Company maintains warehouse and distribution facilities in Pennsauken, New Jersey; Vernon (Los Angeles) California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; and Solon, Ohio. Frozen carbonated beverages are distributed from 48 warehouse and distribution facilities located in 21 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

     The Company's sales are seasonal because frozen carbonated beverage sales are generally higher during the warmer months and sales of the Company's retail stores are generally higher in the Company's first quarter during the holiday shopping season.

Trademarks and Patents

     The Company has numerous trademarks, the most important of which are SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES and SOFTSTIX for its soft pretzel products; FROSTAR, SHAPE-UPS and LUIGI'S for its frozen juice treats and desserts; TIO PEPE'S for its churros; ARCTIC BLAST for its frozen carbonated beverages; FUNNEL CAKE FACTORY for its funnel cake products, MRS. GOODCOOKIE and MRS. GOODMUFFIN for its cookies, muffins and other baked goods; and TANGO WHIP for its whipped fruit drinks. The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

     The Company believes that it is currently the only entity marketing frozen carbonated beverages under the trademark ICEE in its fourteen state market area in the Continental Western United States and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

     The Company has two design patents for display cases used in marketing the Company's soft pretzel and churro products. These patents expire in 1997 and 2000. The Company has two design patents which expire in 1997 and 1999 relating to the marketing of its funnel cake products. The Company also has four patents related to frozen carbonated beverage dispensers, including a countertop unit. One expires in 2005 and three expire in 2006.

Supplies

     The Company's manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company's soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company's manufacturing equipment is readily available from various sources. Syrup for frozen carbonated beverages is purchased from the Coca Cola Company, the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen carbonated beverage dispensing machines are manufactured internally and purchased from other sources.

Competition

     Snack food and baked goods markets are highly competitive.
The Company's principal products compete against similar and different food products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than the Company. As the soft pretzel, frozen juice treat and dessert, baked goods and related markets grow, additional competitors and new competing products may enter the markets. Competitive factors in these markets include product quality, customer service, taste, price, identity and brand name awareness, method of distribution and sales promotions.

     The Company believes it is the only national distributor of food service soft pretzels. However, there are numerous regional and local manufacturers of food service soft pretzels and one national distributor of soft pretzels to the retail supermarket industry. Competition is also increasing in that there are several chains of retail pretzel stores which are aggressively expanding. These chains compete with the Company's products. The Company entered this area with its purchase of Bavarian Soft Pretzels, Inc. in fiscal 1994.

     In Frozen Carbonated Beverages the Company competes directly with other frozen carbonated beverage companies. These include several companies which have the right to use the ICEE name in various territories. One such company, which also sells outside its ICEE territory using the Frozen Coke trademark, is believed to have frozen carbonated beverage sales similar to the Company's. There are many other regional frozen carbonated beverage competitors throughout the country and one large retail chain which uses its own frozen carbonated beverage brand.

     The Company competes with large soft drink manufacturers for counter and floor space for its frozen carbonated beverage dispensing machines at retail locations and with products which are more widely known than the ICEE and ARCTIC BLAST frozen carbonated beverages.

     The Company competes with a number of other companies in the frozen juice treat and dessert and baked goods markets.

Divestitures

     During the third quarter, the Company sold its syrup and flavor manufacturing subsidiary, Western Syrup Company, to an unrelated third party for cash and notes. The Company does not anticipate that the sale of Western will have a material impact on its operations or financial position.

Employees

     The Company had approximately 1,500 full and part time employees as of September 30, 1995. Certain production and distribution employees at the Pennsauken plant are covered by a collective bargaining agreement which expires in December 1995. The Company considers its employee relations to be good.

Item 2.  Properties

     The Company's primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels and churros are manufactured at this company-owned facility which also serves as the Company's corporate headquarters. In 1994, the Company increased the capacity of this manufacturing facility by approximately 30%; the facility now operates at approximately 80% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 60-90% depending on product demand. The Company also leases through September 1998 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

     The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. Approximately 60% of the facility is leased to a third party. The remainder is used by the Company to manufacture some of its products including funnel cake and pretzels.

     The Company's primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 102,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced. The Company has recently leased 35,000 square feet of additional space in the same building in which it plans to construct a large freezer for warehousing and distribution purposes. The Company anticipates that the construction of the freezer will be completed in 1996. The combined facility is leased through November 2010. The manufacturing facility operates at approximately 50% of capacity.

     The Company's midwest facility is a 52,700 square foot building located on five acres in Chicago Heights, Illinois. This company-owned facility serves as a sales office and distribution facility for frozen carbonated beverages. Approximately 80% of the facility is not utilized.

     The Company owns a 26,000 square foot frozen juice treat and dessert manufacturing facility located on three acres in Scranton, Pennsylvania. The facility operates at less than 60% of capacity.

     The Company owns a 25,000 square foot facility located on 11 acres in Hatfield, Pennsylvania. The facility is used for the production of soft pretzels and as a distribution center. The facility operates at approximately 80% of capacity.

     The Company's Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are located in a 11,000 square foot owned building in Lancaster, Pennsylvania.

     The Company also leases 48 warehouse and distribution facilities.

Item 3.  Legal Proceedings

     The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


Item 4.  Submission Of Matters To A Vote Of Security Holders

     None.


               EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 1, 1995 or until their successors are duly elected.

      Name             Age            Position

Gerald B. Shreiber     54      Chairman of the Board, President,
                                 Chief Executive Officer and
                                 Director
Dennis G. Moore        40      Senior Vice President, Chief
                                 Financial Officer, Secretary,
                                 Treasurer and Director
Robert M. Radano       46      Senior Vice President, Sales
John S. Schiavo        45      Senior Vice President, West
Donald M. Taylor       63      Vice President and General
                                 Manager of Eastern Operations

     Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2000.

     Dennis G. Moore joined the Company in 1984. He served in various controllership functions prior to becoming the Chief
Financial Officer in June 1992. His term as a director expires in 1997.

     Robert M. Radano joined the Company in 1972. His responsibilities include the coordination of food service sales and marketing activities of the Company's regional sales managers and handling of the Company's national accounts.

     John S. Schiavo, who joined the Company in 1981, manages the manufacturing and sales activities of the Vernon, California facility.

     Donald M. Taylor joined the Company in 1978. He is responsible for eastern region manufacturing, distribution and branch operations.





                             PART II

Item 5.  Market For Registrant's Common Stock And
         Related Stockholder Matters

     The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 24, 1994 and September 30, 1995.
                                               High       Low
Fiscal 1994
   First quarter ended December 25, 1993      20-3/8     17-1/8
   Second quarter ended March 26, 1994        20-3/4     17-3/8
   Third quarter ended June 25, 1994          18-1/4     10-7/8
   Fourth quarter ended September 24, 1994    13-1/4     12-1/8

Fiscal 1995
   First quarter ended December 24, 1994      12-7/8     11-1/4
   Second quarter ended March 25, 1995        12         10
   Third quarter ended June 24, 1995          13         10-1/8
   Fourth quarter ended September 30, 1995    13-3/8     11-3/8

     On November 30, 1995, there were 9,116,354 shares of common stock outstanding. Those shares were held of record by approximately 400 shareholders; that number does not reflect the number of beneficial shareholders whose shares are held in street name.

     The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

     The information set forth under the caption "Financial
Highlights" of the 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations

     The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  Financial Statements And Supplementary Data

     The following consolidated financial statements of the Company set forth in the 1995 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Balance Sheets as of September 30, 1995 and
        September 24, 1994
     Consolidated Statements of Earnings for the fiscal years ended September 30, 1995, September 24, 1994 and September 25, 1993
     Consolidated Statement of Stockholders' Equity for the
        three fiscal years ended September 30, 1995
     Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1995, September 24, 1994 and September 25, 1993
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants

Item 9.  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure

     None.


                             PART III


Item 10.  Directors And Executive Officers Of The Registrant

     Information concerning directors, appearing under the captions "Information Concerning Nominee For Election To Board" and "Information Concerning Continuing Directors And Executive Officers" in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 7, 1996, is incorporated herein by reference. Information concerning the executive officers is included on page 11 following Item 4 in Part I hereof.

Item 11.  Executive Compensation

     Information concerning executive compensation appearing in the Company's Proxy Statement under the caption "Management
Remuneration" is incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And
          Management

     Information concerning the security ownership of certain beneficial owners and management appearing in the Company's Proxy
Statement under the caption "Principal Shareholders" is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions

     Not applicable.



                             PART IV

Item 14.  Exhibits, Financial Statement Schedules And
          Reports On Form 8-K

 (a)Financial Statements

         The following are incorporated by reference in Part II of this report:

         Report of Independent Certified Public Accountants Consolidated Balance Sheets as of September 30, 1995 and
            September 24, 1994
         Consolidated Statements of Earnings for the fiscal years ended September 30, 1995, September 24, 1994 and September 25, 1993
         Consolidated Statement of Stockholders' Equity for the
            three fiscal years ended September 30, 1995
         Consolidated Statements of Cash Flows for the fiscal years ended September 30, 1995, September 24, 1994 and September 25, 1993
         Notes to Consolidated Financial Statements

     Financial Statement Schedule

          The following are included in Part IV of this report:

                                                              Page
          Report of Independent Certified Public Account-
            ants on Schedule                                   18
          Schedule:
           II.  Valuation and Qualifying Accounts              19

     All other schedules are omitted either because they are not applicable or because the information required is contained in the financial statements or notes thereto.

    Exhibits

       3.1 Amended and Restated Certificate of Incorporation filed February 28, 1990. (Incorporated by reference from the Company's Form 10-Q dated May 4, 1990.)

       3.2   Amended and Restated Bylaws adopted May 15, 1990.
             (Incorporated by reference from the Company's Form
             10-Q dated August 3, 1990.)

       4.1   New Jersey Economic Development Authority Economic
             Development Revenue Bonds Trust Indenture dated as of December 1, 1991. (Incorporated by reference from the Company's 10-K dated December 18, 1992.)

 10.1   Proprietary Exclusive Manufacturing Agreement dated
        July 17, 1984 between J & J Snack Foods Corp. and
        Wisco Industries, Inc. (Incorporated by reference from the Company's Form S-1 dated February 4, 1986, file no. 33-2296.)

 10.2*  J & J Snack Foods Corp. Stock Option Plan.
        (Incorporated by reference from the Company's Form
        S-8 dated July 24, 1992, file no. 33-50036.)

 10.3*  J & J Snack Foods Corp. 401(K) Profit Sharing Plan,
        As Amended, Effective January 1, 1989. (Incorporated by reference from the Company's 10-K dated December
        18, 1992.)

 10.6 Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company's manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference from the Company's Form 10-K dated December 17, 1991).

 10.7   Lease dated August 29, 1995 between J & J Snack Foods
        Corp. and 5353 Downey Associates Ltd for the lease of the Vernon, CA facility. (Page 20.)

 11.1   Computation of Earnings Per Common Share.  (Page 47.)

 13.1   Company's 1995 Annual Report to Shareholders
        (except for the captions and information thereof expressly incorporated by reference in this Form
        10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Form 10-K.) (Page 48.)

 22.1   Subsidiaries of J & J Snack Foods Corp. (Page 77.)

 24.1   Consent of Independent Certified Public Accountants.
        (Page 78.)

(b)Reports on Form 8-K

   No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

*Compensatory Plan


                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                J & J SNACK FOODS CORP.


December 21, 1995               By /s/ Gerald B. Shreiber
                                 Gerald B. Shreiber,
                                 Chairman of the Board,
                                 President, Chief Executive
                                 Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


December 21, 1995                  /s/ Dennis G. Moore
                                 Dennis G. Moore, Senior Vice
                                 President, Chief Financial
                                 Officer and Director



December 21, 1995                  /s/ Stephen N. Frankel
                                 Stephen N. Frankel, Director



December 21, 1995                  /s/ Peter G. Stanley
                                 Peter G. Stanley, Director



December 21, 1995                  /s/ Leonard M. Lodish
                                  Leonard M. Lodish, Director




                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              J & J SNACK FOODS CORP.



December 21, 1995           By_______________________________
                             Gerald B. Shreiber,
                             Chairman of the Board,
                             President, Chief Executive
                             Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                             _______________________________
December 21, 1995             Dennis G. Moore, Senior Vice
                             President, Chief Financial
                             Officer and Director



                             _______________________________
December 21, 1995             Stephen N. Frankel, Director



                             _______________________________
December 21, 1995             Peter G. Stanley, Director



                              ________________________________
December 21, 1995             Leonard M. Lodish, Director





                                17

              REPORT OF INDEPENDENT CERTIFIED PUBLIC
                      ACCOUNTANTS ON SCHEDULE


Board of Directors
J & J Snack Foods Corp.


   In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 7, 1995, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended September 30, 1995

(53 weeks, 52 weeks and 52 weeks, respectively).  In our opinion,

this schedule presents fairly, in all material respects, the information required to be set forth therein.




                            GRANT THORNTON LLP




Philadelphia, Pennsylvania
November 7, 1995


                                                                         18




                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Opening  Charged to             Closing
Year            Description           balance   expense Deductions    balance

1995  Allowance for doubtful accounts $296,000 $ 81,000 $106,000(1)   $271,000

1994  Allowance for doubtful accounts  258,000  231,000  193,000(1)    296,000

1993  Allowance for doubtful accounts  226,000  160,000  128,000(1)    258,000



(1) Write-off uncollectible accounts receivable.