Form 10-Q
period 1995-12-30
J&J SNACK FOODS CORP
filed 1996-02-05
CIK 785956

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
                                (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 30, 1995

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

          [X] Yes                             [ ] No

As of January 25, 1996, there were 9,035,370 shares of the Registrant's Common Stock outstanding.

                                  INDEX

                                                                  Page
                                                                 Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - December 30, 1995 and
            September 30, 1995....................................  3

         Consolidated Statements of Earnings - Three Months
            Ended December 30, 1995 and December 24, 1994.........  5

         Consolidated Statements of Cash Flows - Three Months
            Ended December 30, 1995 and December 24, 1994.........  6

         Notes to the Consolidated Financial Statements...........  7

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............  9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.................... 11
























                      PART I.  FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

             ASSETS                December 30,        September 30,
                                      1995                 1995
                                   (Unaudited)

Current assets
  Cash and cash equivalents        $ 13,222,000        $ 10,696,000
  Marketable securities available
    for sale                          3,372,000           3,824,000
  Accounts receivable                13,926,000          17,467,000
  Inventories                        10,944,000          11,009,000
  Prepaid expenses and deposits       1,041,000           1,498,000

                                     42,505,000          44,494,000

Property, plant and equipment,
  at cost
  Land                                  819,000             819,000
  Buildings                           5,119,000           5,119,000
  Plant machinery and equipment      39,220,000          39,006,000
  Marketing equipment                76,287,000          75,085,000
  Transportation equipment            2,018,000           2,086,000
  Office equipment                    3,204,000           3,002,000
  Improvements                        5,155,000           5,036,000
  Construction in progress              915,000             480,000
                                    132,737,000         130,633,000

    Less accumulated depreciation
      and amortization               74,991,000          71,410,000

                                     57,746,000          59,223,000

Other assets
  Goodwill, trademarks and rights,
   less accumulated amortization      8,458,000           8,644,000
  Long term investments available
    for sale                            990,000             990,000
  Long term investments held to
    maturity                          8,895,000           7,345,000
  Sundry                              2,418,000           2,613,000
                                     20,761,000          19,592,000

                                   $121,012,000        $123,309,000

See accompanying notes to the consolidated financial statements.

                                    3



                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued


    LIABILITIES AND                     December 30,        September 30,
  STOCKHOLDERS' EQUITY                      1995                1995
                                        (Unaudited)



Current liabilities
 Current maturities of long-
    term debt                           $      4,000        $      16,000
 Accounts payable                          9,887,000           10,607,000
 Accrued liabilities                       5,162,000            5,922,000

                                          15,053,000           16,545,000


Long-term debt, less current
 maturities                                5,007,000            5,011,000
Deferred income                              647,000              666,000
Deferred income taxes                      5,003,000            5,003,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -                    -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 9,010,000 and
     9,126,000, respectively              39,456,000           40,802,000
  Foreign currency translation
    adjustment                            (1,384,000)          (1,121,000)
  Retained earnings                       57,230,000           56,403,000

                                          95,302,000           96,084,000

                                        $121,012,000         $123,309,000


See accompanying notes to the consolidated financial statements.




                                    4

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

                                          Three months ended
                                      December 30, December 24,
                                         1995           1994

Net Sales                            $42,863,000    $41,217,000

Cost of goods sold                    21,696,000     20,422,000

  Gross profit                        21,167,000     20,795,000

Operating expenses
  Marketing                           13,880,000     13,324,000
  Distribution                         4,243,000      4,532,000
  Administrative                       1,896,000      1,968,000
  Amortization of
   intangibles and
   deferred costs                        208,000        216,000
                                      20,227,000     20,040,000

  Operating income                       940,000        755,000

Other income (deductions)
  Investment income                      411,000        292,000
  Interest expense                      (100,000)       (98,000)
  Sundry                                  17,000        (68,000)

  Earnings before
   income taxes                        1,268,000        881,000

Income taxes                             441,000        331,000

  NET EARNINGS                       $   827,000    $   550,000

Earnings per common
  share                                  $ .09          $ .06

Weighted average number
  of shares                            9,186,000      9,854,000


See accompanying notes to the consolidated financial statements.





                5J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)
                                                  Three months ended
                                                December 30,   December 24,
                                                    1995          1994
Cash flows from operating activities:
 Net earnings                                   $   827,000   $   550,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                        3,827,000     3,669,000
   Amortization of intangibles and deferred
    costs                                           250,000       252,000
   Increase in deferred income taxes                   -           18,000
   Other adjustments                                 (9,000)       13,000
   Changes in assets and liabilities
     Decrease in accounts receivable              3,498,000     3,729,000
     Decrease (increase) in inventories              99,000    (1,002,000)
     Decrease (increase) in prepaid expenses        439,000       (49,000)
     Decrease in accounts payable and
      accrued liabilities                        (1,449,000)   (2,116,000)
     Net cash provided by operating activities    7,482,000     5,064,000

Cash flows from investing activities:
 Capital expenditures                            (2,541,000)   (3,762,000)
  Proceeds from investments held to maturity        195,000       115,000
  Payments for investments held to maturity      (1,750,000)     (500,000)
  Proceeds from investments available for sale    1,850,000     2,047,000
  Payments for investments available for sale    (1,407,000)   (2,481,000)
  Decrease in bond trust fund                         1,000       441,000
  Other                                              59,000        35,000
    Net cash used in investing activities        (3,593,000)   (4,105,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock              24,000        64,000
 Payments to repurchase common stock             (1,370,000)   (5,728,000)
 Payments of long-term debt                         (17,000)       (4,000)
    Net cash used in financing activities        (1,363,000)   (5,668,000)

    Net increase (decrease) in cash
     and cash equivalents                         2,526,000    (4,709,000)

Cash and cash equivalents at beginning of period 10,696,000     6,621,000
Cash and cash equivalents at end of period      $13,222,000   $ 1,912,000

See accompanying notes to the consolidated financial statements.


                                     6


                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

       The results of operations for the three months ended December 30, 1995 and December 24, 1994 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages are generally higher in the third and fourth quarters due to seasonal factors.

       While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

Note 2 Earnings per share are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options).

Note 3 Inventories consist of the following:

                                    December 30,     September 30,
                                       1995              1995

            Finished goods          $ 5,262,000      $ 5,669,000
            Raw materials             1,203,000        1,019,000
            Packaging materials       2,304,000        1,947,000
            Equipment parts & other   2,175,000        2,374,000
                                    $10,944,000      $11,009,000


Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at December 30, 1995 are summarized as follows:








                                   7
                                            Gross      Gross         Fair
                                Amortized Unrealized Unrealized    Market
                                   Cost     Gains      Losses      Value

Available for Sale Securities
 Equity Securities              $     -     $12,000  $   -     $   12,000
 Corporate Debt Securities         995,000     -       55,000     940,000
 Municipal Government Securities 3,367,000    7,000     2,000   3,372,000
                                $4,362,000  $19,000  $ 57,000  $4,324,000

Held to Maturity Securities
 Corporate Debt Securities      $1,010,000  $22,000  $   -     $1,032,000
 Municipal Government Securities 7,385,000   59,000   100,000   7,344,000
 Other                             500,000     -         -        500,000
                                $8,895,000 $ 81,000  $100,000  $8,876,000


      The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at September 30, 1995 are summarized as follows:

                                            Gross      Gross       Fair
                                Amortized Unrealized Unrealized    Market
                                   Cost     Gains      Losses      Value

Available for sale securities
 Equity securities              $     -     $12,000  $   -     $   12,000
 Corporate debt securities         996,000     -       46,000     950,000
 Municipal government securities 3,818,000    6,000     8,000   3,816,000
                                $4,814,000  $18,000  $ 54,000  $4,778,000

Held to maturity securities
 Corporate debt securities      $1,015,000  $ 8,000  $ 15,000  $1,008,000
 Municipal government securities 5,830,000   11,000   195,000   5,646,000
 Other                             500,000     -         -        500,000
                                $7,345 000 $ 19,000  $210,000  $7,154,000


Note 5 The FASB issued a new standard, FAS No. 107, "Disclosure About Fair Value of Financial Instruments," which requires all entities to disclose the estimated fair value of their financial instrument assets and liabilities. The Company will provide these new disclosures at September 29, 1996.




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

      In the quarter ended December 30, 1995, the devaluation of the Mexican peso caused a reduction of $263,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary. Dollar Sales of this subsidiary were about 50% lower than a year ago due to the devaluation and continuing economic problems in Mexico.

      During the first quarter, the Company purchased and retired 116,000 shares of its common stock at a cost of $1,370,000.

      During the third quarter of fiscal year 1995, the Company sold its syrup and flavor manufacturing subsidiary, Western Syrup Company, to an unrelated third party for cash and notes. During the quarter ended December 24, 1994 Western Syrup Company generated an after tax loss of approximately $170,000. The Company does not anticipate that the sale of Western will have a material impact on its operations or financial position.

      Available to the Company are unsecured general purpose bank lines of credit totalling $25,000,000.

Results of Operations

      Net sales increased $1,646,000 or 4% to $42,863,000 for the three months ended December 30, 1995 compared to the three months ended December 24, 1994. Net sales, excluding sales of Western Syrup Company for both periods, increased $2,115,000 or 5%.

      Sales to food service customers increased $3,426,000 or 18% in the first quarter to $22,376,000. Soft pretzel sales to the food service market increased 20% to $14,734,000 in the quarter primarily due to increased distribution. Two customers accounted for over 90% of the soft pretzels sales' increase. Frozen juice treat and dessert sales increased 1% to $2,902,000 in the quarter. Churro sales to food service customers increased
9% to $2,360,000. All foodservice sales increases were due primarily to expanded unit volume. Approximately 26% of the overall increase in sales to foodservice customers was accounted for by equipment sales.

      Sales of products to retail supermarkets decreased $103,000 or 1% to $7,280,000 in the first quarter. Soft pretzel sales for the first quarter were down 4% to $5,871,000 due primarily to decreased distribution of SOFTSTIX. SOFTSTIX sales decreased $348,000 to $802,000 in the quarter. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, decreased 2% in the first quarter. Sales of Luigi's Real Italian Ice increased $97,000 or 9% to $1,184,000


                                  9
in the first quarter. All of the increases and decreases were due primarily to changes in unit volume.

     Frozen carbonated beverage and related product sales decreased $247,000 or 3% to $8,488,000 in the first quarter. Beverage sales alone decreased 3% to $7,968,000 due to lower sales of our Mexican frozen carbonated beverage subsidiary.

     Bakery sales decreased $909,000 or 37% to $1,578,000 in the first quarter due to decreased product sales to two major customers. Sales of Bavarian Pretzel Bakery decreased $52,000 or 2% to $3,141,000 in the quarter due to lower unit volume.

     Gross profit as a percentage of sales decreased to 49% in the current first quarter from 50% in the year ago period. This gross profit percentage decrease is primarily attributable to higher raw material and packaging costs.

     Total operating expenses increased $187,000 in the first quarter but as a percentage of sales decreased to 47% from 49% in last year's same quarter. Marketing expenses were 32% of sales in both year's first quarters. Distribution expenses decreased to 10% of sales from 11% of sales last year due primarily to changes in methods of distribution in our frozen carbonated beverage subsidiary. Administrative expenses declined less than 1/2 of one percent of sales to 4% from 5% last year due to a combination of lower overall expenses and an increase in sales volume.

     Operating income increased $185,000 or 25% to $940,000 in the first quarter.

     Interest income increased $119,000 to $411,000 in the quarter from last year due to a higher level of investable funds invested at higher interest rates.

     Interest expense remained essentially unchanged from last year's quarter.

     Sundry increased $85,000 to income of $17,000 in the quarter due primarily to lower legal expenses related to a past acquisition compared to last year.

     The effective income tax rate has been estimated at 35% in this year's first quarter compared to 38% last year. The lower rate this year is due to tax benefits derived by our Mexican subsidiary and other factors.

     Net earnings increased $277,000 or 50% in the current three month period to $827,000.













                                  10

                      Part II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits - None

      b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended December 30, 1995.






































                                   11



                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  February 5, 1996           /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



Dated:  February 5, 1996           /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer




























                                   12



                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   J & J SNACK FOODS CORP.



Dated:  February 5, 1996
                                   Gerald B. Shreiber
                                   President



Dated:  February 5, 1996
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer