Form 10-Q
period 1996-03-30
J&J SNACK FOODS CORP
filed 1996-05-03
CIK 785956

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
                                (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 1996

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

          [X] Yes                             [ ] No

As of April 30, 1996, there were 8,836,970 shares of the Registrant's Common Stock outstanding.

                                 INDEX

                                                                 Page
                                                                Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 30, 1996 and
            September 30, 1995...................................  3

         Consolidated Statements of Earnings - Three Months and
            Six Months Ended March 30, 1996 and March 25, 1995...  5

         Consolidated Statements of Cash Flows - Six Months
            Ended March 30, 1996 and March 25, 1995..............  6

         Notes to the Consolidated Financial Statements..........  7

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............  9


Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K.................... 12
























                     PART I.  FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

          ASSETS                      March 30,             September 30,
                                        1996                   1995
                                    (Unaudited)

Current assets
  Cash and cash equivalents        $ 11,455,000          $ 10,696,000
  Marketable securities available
   for sale                           2,896,000             3,824,000
  Accounts receivable                15,974,000            17,467,000
  Inventories                        10,659,000            11,009,000
  Prepaid expenses and deposits       1,231,000             1,498,000
                                     42,215,000            44,494,000

Property, plant and equipment,
  at cost
  Land                                  819,000               819,000
  Buildings                           5,119,000             5,119,000
  Plant machinery and equipment      39,948,000            39,006,000
  Marketing equipment                77,768,000            75,085,000
  Transportation equipment            1,879,000             2,086,000
  Office equipment                    3,336,000             3,002,000
  Improvements                        5,193,000             5,036,000
  Construction in progress            1,865,000               480,000
                                    135,927,000           130,633,000

   Less accumulated depreciation
     and amortization                78,537,000            71,410,000

                                     57,390,000            59,223,000
Other assets
  Goodwill, trademarks and rights,
   less accumulated amortization      8,245,000             8,644,000
  Long term investments available
   for sale                             990,000               990,000
  Long term investments held to
   maturity                           8,734,000             7,345,000
  Sundry                              2,526,000             2,613,000
                                     20,495,000            19,592,000

                                   $120,100,000          $123,309,000


See accompanying notes to the consolidated financial statements.

    J & J SNACK FOODS CORP. AND SUBSIDIARIES

    LIABILITIES AND                       March 30,         September 30,
  STOCKHOLDERS' EQUITY                      1996                1995
                                        (Unaudited)



Current liabilities
 Current maturities of long-
    term debt                           $      3,000        $     16,000
 Accounts payable                         10,926,000          10,607,000
 Accrued liabilities                       4,019,000           5,922,000

                                          14,948,000          16,545,000


Long-term debt, less current
 maturities                                5,006,000           5,011,000
Deferred income                              627,000             666,000
Deferred income taxes                      5,003,000           5,003,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -                     -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 8,930,000 and
     9,126,000, respectively              38,014,000          40,802,000
  Foreign currency translation
    adjustment                            (1,353,000)         (1,121,000)
 Retained earnings                        57,855,000          56,403,000

                                          94,516,000          96,084,000

                                        $120,100,000        $123,309,000


See accompanying notes to the consolidated financial statements.

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS

                              (Unaudited)

                          Three months ended        Six months ended
                        March 30,    March 25,    March 30,    March 25,
                          1996        1995          1996         1995

Net Sales              $42,138,000  $40,317,000  $85,001,000  $81,534,000

Cost of goods sold      21,580,000   20,033,000   43,276,000   40,455,000

  Gross profit          20,558,000   20,284,000   41,725,000   41,079,000

Operating expenses
  Marketing             13,585,000   13,478,000   27,465,000   26,802,000
  Distribution           4,241,000    4,487,000    8,484,000    9,019,000
  Administrative         1,828,000    2,072,000    3,724,000    4,040,000
  Amortization of
   intangibles and
   deferred costs          207,000      217,000      415,000      433,000
                        19,861,000   20,254,000   40,088,000   40,294,000

  Operating income         697,000       30,000    1,637,000      785,000

Other income (deductions)
  Investment income        365,000      299,000      776,000      591,000
  Interest expense         (91,000)    (114,000)    (191,000)    (212,000)
  Sundry                   (13,000)     534,000        4,000      466,000

  Earnings before
   income taxes            958,000      749,000    2,226,000    1,630,000

Income taxes               333,000      282,000      774,000      613,000

  NET EARNINGS         $   625,000  $   467,000  $ 1,452,000  $ 1,017,000

Earnings per common
  share                    $ .07        $ .05        $ .16        $ .11

Weighted average number
  of shares              9,101,000    9,467,000    9,144,000    9,660,000


See accompanying notes to the consolidated financial statements.

                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
                                                    Six months ended
                                                  March 30,    March 25
                                                    1996        1995
Cash flows from operating activities:
 Net earnings                                   $ 1,452,000  $ 1,017,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                        7,648,000    7,379,000
   Amortization of intangibles and deferred
    costs                                           511,000      508,000
   (Decrease) increase in deferred income taxes        -          (2,000)
   Other adjustments                                (19,000)      10,000
   Changes in assets and liabilities
     Decrease in accounts receivable              1,449,000    2,057,000
     Decrease (increase) in inventories             320,000   (1,023,000)
     Decrease (increase) in prepaid expenses        264,000     (372,000)
     Decrease in accounts payable
      and accrued liabilities                    (1,553,000)    (615,000)
     Net cash provided by operating activities   10,072,000    8,959,000

Cash flows from investing activities:
 Capital expenditures                            (6,060,000)  (6,193,000)
  Proceeds from investments held to maturity        350,000      230,000
  Payments for investments held to maturity      (1,750,000)    (500,000)
  Proceeds from investments available for sale    3,465,000    2,085,000
  Payments for investments available for sale    (2,558,000)  (2,981,000)
  Decrease in bond trust fund                         1,000      549,000
 Proceeds from sale of property and equipment        81,000       27,000
  Other                                             (36,000)     (18,000)
    Net cash used in investing activities        (6,507,000)  (6,801,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock             122,000      254,000
 Payments to repurchase common stock             (2,910,000)  (6,303,000)
 Payments of long-term debt                         (18,000)      (7,000)
    Net cash (used in) provided by
      financing activities                       (2,806,000)  (6,056,000)

    Net increase (decrease) in cash
     and cash equivalents                           759,000   (3,898,000)
Cash and cash equivalents at beginning of period 10,696,000    6,621,000
Cash and cash equivalents at end of period      $11,455,000  $ 2,723,000


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

            The results of operations for the three months and six months ended March 30, 1996 and March 25, 1995 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages are generally higher in the third and fourth quarters due to seasonal factors.

            While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

Note 2 Earnings per share are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options).

Note 3       Inventories consist of the following:

                                       March 30,     September 30,
                                         1996            1995

            Finished goods            $ 5,457,000      $ 5,669,000
            Raw materials               1,097,000        1,019,000
            Packaging materials         2,093,000        1,947,000
            Equipment parts & other     2,012,000        2,374,000
                                      $10,659,000      $11,009,000


Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at March 30, 1996 are summarized as follows:









                                  7
                                           Gross       Gross     Fair
                                Amortized Unrealized  Unrealized  Market
                                   Cost     Gains       Losses    Value
Available for Sale Securities
 Equity Securities              $     -     $12,000   $   -       $   12,000
 Corporate Debt Securities         669,000     -        63,000       606,000
 Municipal Government Securities 3,217,000    5,000      5,000     3,217,000
                                $3,886,000  $17,000   $ 68,000    $3,835,000

Held to Maturity Securities
 Corporate Debt Securities      $1,004,000  $  -      $  7,000    $  997,000
 Municipal Government Securities 7,230,000     -       138,000     7,092,000
 Other                             500,000     -          -          500,000
                                $8,734,000  $  -      $145,000    $8,589,000

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

      In the six months ended March 30, 1996, the devaluation of the Mexican peso caused a reduction of $232,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary. For the six months ended March 30, 1996, dollar sales of this subsidiary were about 20% lower than a year ago due to the devaluation and continuing economic problems in Mexico; however, for the three months ended March 30, 1996, dollars sales increased 44% from the year earlier period.

      During the six months ended March 30, 1996, the Company purchased and retired 243,000 shares of its common stock at a cost of $2,910,000.

      During the third quarter of fiscal year 1995, the Company sold its syrup and flavor manufacturing subsidiary, Western Syrup Company, to an unrelated third party for cash and notes. During the three and six months ended March 25, 1995 Western Syrup Company generated an after tax loss of approximately $110,000 and $280,000, respectively. The Company does not anticipate that the sale of Western will have a material impact on its operations or financial position.

      Available to the Company are unsecured general purpose bank lines of credit totalling $25,000,000.

Results of Operations

      Net sales increased $1,821,000 or 5% to $42,138,000 for the three months and $3,467,000 or 4% to $85,001,000 for the six months ended March 30, 1996. Net sales, excluding sales of Western Syrup Company for all periods, increased 6% for the three months and 5% for the six months. Excluding a pricing adjustment to frozen carbonated beverage sales, net sales increased 3% for the three months and 4% for the six months.

      Sales to food service customers increased $1,748,000 or 10% in the second quarter to $19,700,000 and $5,174,000 or 14% to $42,076,000 in the six
months. Soft pretzel sales to the food service market increased 8% to $13,211,000 in the second quarter and 14% to $27,945,000 in the six months due to increased distribution. Two customers accounted for over 85% of the soft pretzel sales increase in both the three and six month periods. Frozen juice treat and dessert sales increased 13% to $2,989,000 in the three months and
7% to $5,891,000 in the six months. Churro sales to food service customers increased 20% to $2,584,000 in the second quarter and 15% to $4,944,000 in the six months. All foodservice sales increases were due primarily to changes in unit volume. Approximately 17% of the overall first half increase in sales to foodservice customers was accounted for by equipment sales.
                                9
      Sales of products to retail supermarkets decreased $912,000 or 9% to $9,207,000 in the second quarter and 6% to $16,487,000 in the first half. Soft pretzel sales for the second quarter were down 12% to $7,106,000 and for the six months were down 8% to $12,977,000. The sales decline for the second quarter and six months was due to increased competition and a decline in overall supermarket soft pretzel sales. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, decreased 11% in the second quarter and 7% for the six months. Softstix sales decreased $451,000 or 36% to $810,000 in the second quarter and $799,000 or 33% to $1,612,000 in the six months. Sales of Luigi's Real Italian Ice increased $31,000 or 2% to $1,879,000 in the second quarter and $128,000 or 4% to $3,063,000 in the first half. All of the retail supermarket increases and decreases were due primarily to changes in unit volume.

      Frozen carbonated beverage and related product sales increased $1,364,000 or 18% to $8,878,000 in the second quarter and $1,117,000 or 7%
to $17,366,000 in the six months. Beverage sales alone increased 18% to $8,401,000 in the second quarter and increased 7% to $16,369,000 in the six months. A pricing adjustment and increased sales of promotional cups to one customer accounted for virtually all of the three and six month sales increases.

      Bakery sales increased $305,000 or 17% to $2,104,000 in the second quarter and decreased $604,000 or 14% to $3,682,000 in the first six months. The changes in sales were due to increases and decreases in unit volume.

      Sales of our Bavarian Pretzel Bakery decreased 9% to $2,249,000 in the second quarter and 5% to $5,390,000 in the six month period.

      Gross profit as a percentage of sales decreased to 49% in the current three and six month periods from 50% in the corresponding periods last year. This gross profit percentage decrease is primarily attributable to higher raw material and packaging costs.

      Total operating expenses decreased $393,000 in the second quarter and as a percentage of sales decreased to 47% from 50% in last year's same quarter. For the first half, operating expenses decreased $206,000 and as a percentage of sales decreased to 47% from 49% last year. Marketing expenses were 32% and 33% of sales in both year's three and six month periods, respectively. Distribution expenses decreased to 10% of sales in both periods this year from 11% of sales last year due primarily to changes in methods of distribution in our frozen carbonated beverage subsidiary. Administration expenses decreased to 4% of sales in both periods this year from 5% of sales last year due to a combination of lower overall expenses and an increase in sales volume.

      Operating income increased $667,000 to $697,000 in the second quarter and $852,000 or 109% to $1,637,000 in the first half. Excluding a pricing adjustment to frozen carbonated beverage sales, operating income increased $142,000 to $172,000 in the second quarter and $327,000 or 42% to $1,112,000 in the first half.

      Investment income increased $66,000 to $365,000 in the second quarter and $185,000 to $776,000 in the six months due primarily to higher levels of investable funds.
                                10
      Sundry income of $534,000 in the second quarter last year decreased to an expense of $13,000 in this year's second quarter and sundry income
decreased $462,000 to $4,000 in the six month period.   Last year's second
quarter and six months sundry income included a gain on an insurance settlement.

      The effective income tax rate has been estimated at 35% in this year's first quarter compared to 38% last year. The lower rate this year is due to tax benefits derived by our Mexican subsidiary and other factors.

      Net earnings increased $158,000 or 34% in the current three month period to $625,000 and $435,000 or 43% in the current six month period to $1,452,000.










































                                11

                   Part II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits - None

      b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 30, 1996.












































                                 12




                            SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  May 3, 1996                /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



Dated:  May 3, 1996                /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer


























                                 13







                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  May 3, 1996
                                   Gerald B. Shreiber
                                   President



Dated:  May 3, 1996
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer