Form 10-Q
period 1996-06-29
J&J SNACK FOODS CORP
filed 1996-08-06
CIK 785956

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
                                (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 29, 1996

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

          [X] Yes                             [ ] No

As of July 26, 1996, there were 8,828,970 shares of the Registrant's Common Stock outstanding.




                                 INDEX

                                                            Page
                                                                  Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - June 29, 1996 and
             September 30, 1995.................................   3

          Consolidated Statements of Earnings - Three Months and
             Nine Months Ended June 29, 1996 and June 24, 1995..   5

          Consolidated Statements of Cash Flows - Nine Months
             Ended June 29, 1996 and June 24, 1995..............   6

          Notes to the Consolidated Financial Statements........   7

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............   9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K................... 12


















                    PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

             ASSETS                     June 29,         September 30,
                                          1996               1995
                                      (Unaudited)
Current assets
  Cash and cash equivalents           $  4,540,000       $ 10,696,000
  Marketable securities available
    for sale                             4,027,000          3,824,000
  Accounts receivable                   18,241,000         17,467,000
  Inventories                           12,116,000         11,009,000
  Prepaid expenses and deposits          1,020,000          1,498,000
                                        39,944,000         44,494,000
Property, plant and equipment,
  at cost
  Land                                     819,000            819,000
  Buildings                              5,119,000          5,119,000
  Plant machinery and equipment         40,832,000         39,006,000
  Marketing equipment                   80,140,000         75,085,000
  Transportation equipment               1,882,000          2,086,000
  Office equipment                       3,625,000          3,002,000
  Improvements                           7,088,000          5,036,000
  Construction in progress                 918,000            480,000
                                       140,423,000        130,633,000

    Less accumulated depreciation
     and amortization                   82,340,000         71,410,000

                                        58,083,000         59,223,000
Other assets
  Goodwill, trademarks and rights,
    less accumulated amortization        9,545,000          8,644,000
  Long term investments available
    for sale                               990,000            990,000
  Long term investments held to
    maturity                             9,668,000          7,345,000
  Sundry                                 2,818,000          2,613,000
                                        23,021,000         19,592,000

                                      $121,048,000       $123,309,000

See accompanying notes to the consolidated financial statements.

                                   3

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS - Continued



    LIABILITIES AND                       June 29,     September 30,
  STOCKHOLDERS' EQUITY                      1996           1995
                                        (Unaudited)



Current liabilities
 Current maturities of long-
    term debt                           $      4,000   $     16,000
 Accounts payable                         10,690,000     10,607,000
 Accrued liabilities                       4,534,000      5,922,000

                                          15,228,000     16,545,000


Long-term debt, less current
 maturities                                5,005,000      5,011,000
Deferred income                              832,000        666,000
Deferred income taxes                      5,003,000      5,003,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -              -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 8,829,000 and
     9,359,000, respectively              36,637,000     40,802,000
 Foreign currency translation
   adjustment                             (1,362,000)    (1,121,000)
Retained earnings                         59,705,000     56,403,000

                                          94,980,000     96,084,000
                                        $121,048,000   $123,309,000


See accompanying notes to the consolidated financial statements.






                                  4
               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS

                              (Unaudited)

                          Three months ended        Nine months ended
                         June 29,     June 24,     June 29,    June 24,
                           1996         1995         1996        1995

Net Sales              $49,091,000  $47,876,000 $134,092,000 $129,410,000

Cost of goods sold      24,805,000   24,262,000   68,081,000   64,717,000

  Gross profit          24,286,000   23,614,000   66,011,000   64,693,000

Operating expenses
  Marketing             15,180,000   14,955,000   42,645,000   41,757,000
  Distribution           4,439,000    4,570,000   12,923,000   13,589,000
  Administrative         1,776,000    1,789,000    5,500,000    5,829,000
  Amortization of
   intangibles and
   deferred costs          230,000      214,000      645,000      647,000
                        21,625,000   21,528,000   61,713,000   61,822,000

  Operating income       2,661,000    2,086,000    4,298,000    2,871,000

Other income (deductions)
  Investment income        328,000      353,000    1,104,000      944,000
  Interest expense         (89,000)     (92,000)    (280,000)    (304,000)
  Sundry                   (30,000)     823,000      (26,000)   1,289,000

  Earnings before
   income taxes          2,870,000    3,170,000    5,096,000    4,800,000

Income taxes             1,020,000    1,192,000    1,794,000    1,805,000

  NET EARNINGS         $ 1,850,000  $ 1,978,000 $  3,302,000 $  2,995,000

Earnings per common
  share                     $ .21        $ .21        $ .36        $ .31

Weighted average number
  of shares              8,921,000    9,482,000    9,144,000    9,660,000


See accompanying notes to the consolidated financial statements.



                                  5

              J & J SNACK FOODS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)
                                                   Nine months ended
                                                  June 29,      June 24,
                                                    1996          1995
Cash flows from operating activities:
 Net earnings                                   $ 3,302,000  $ 2,995,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                       11,566,000    11,101,000
   Amortization of intangibles and deferred
    costs                                           900,000       762,000
   Gain from disposals of property &
    equipment                                       (17,000)  (1,132,000)
   (Decrease) in deferred income taxes                 -         (17,000)
   Other adjustments                                221,000     (104,000)
   Changes in assets and liabilities
     Increase in accounts receivable               (495,000)     (55,000)
     Increase in inventories                       (780,000)    (168,000)
     Decrease (increase) in prepaid expenses        559,000     (199,000)
     (Decrease) increase in accounts payable
       and accrued liabilities                   (1,621,000)     975,000
     Net cash provided by operating activities   13,635,000   14,158,000

Cash flows from investing activities:
 Capital expenditures                           (10,214,000)  (9,933,000)
 Proceeds from sale of company                         -         405,000
  Payments for purchase of companies, net of
   cash acquired and debt assumed                (2,637,000)        -
  Proceeds from investments held to maturity        410,000      375,000
  Payments for investments held to maturity      (2,750,000)    (500,000)
  Proceeds from investments available for sale    4,152,000    5,610,000
  Payments for investments available for sale    (4,393,000)  (2,981,000)
  Proceeds from disposals of property &
  equipment                                         156,000    1,351,000
  Decrease in bond trust fund                         1,000      655,000
  Other                                            (476,000)    (106,000)
    Net cash used in investing activities       (15,751,000)  (5,124,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock             139,000      273,000
 Payments to repurchase common stock             (4,149,000)  (6,607,000)
 Payments of long-term debt                         (30,000)     (11,000)
    Net cash used in financing activities        (4,040,000)  (6,345,000)

    Net increase (decrease) in cash and
     cash equivalents                            (6,156,000)   2,689,000

Cash and cash equivalents at beginning of period 10,696,000    6,621,000
Cash and cash equivalents at end of period      $ 4,540,000  $ 9,310,000

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

         The results of operations for the three months and nine months ended June 29, 1996 and June 24, 1995 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages are generally higher in the third and fourth quarters due to seasonal factors.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

Note 2 Earnings per share are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options).


Note 3   Inventories consist of the following:

                                    June 29,       September 30,
                                      1996             1995

         Finished goods           $ 6,270,000       $ 5,669,000
         Raw materials              1,512,000         1,019,000
         Packaging materials        2,229,000         1,947,000
         Equipment parts & other    2,105,000         2,374,000
                                  $12,116,000       $11,009,000


Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at June 24, 1995 are summarized as follows:

                              7

                                             Gross      Gross     Fair
                                Amortized Unrealized Unrealized  Market
                                   Cost     Gains      Losses    Value
Available for Sale Securities
 Equity Securities              $     -     $12,000  $   -    $   12,000
 Corporate Debt Securities         495,000     -       52,000    443,000
 Municipal Government Securities 4,522,000    7,000     4,000  4,525,000
                                $5,017,000  $19,000  $ 56,000 $4,980,000

Held to Maturity Securities
 Corporate Debt Securities      $  998,000  $ 9,000  $ 10,000 $  997,000
 Municipal Government Securities 8,170,000    6,000   190,000  7,986,000
 Other                             500,000     -         -       500,000
                                $9,668,000  $15,000  $200,000 $9,483,000


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

    In the nine months ended June 29, 1996, the devaluation of the Mexican peso caused a reduction of $241,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

    During the nine months ended June 29, 1996, the Company purchased and retired 346,000 shares of its common stock at a cost of $4,149,000.

    During the third quarter, the Company acquired the assets of Pretzel Gourmet Corp. for cash. Pretzel Gourmet is a chain of retail stores specializing in freshly baked hand-rolled soft pretzels. Sales of the five existing Pretzel Gourmet stores totalled $1.5 million in 1995.

   During the third quarter, the Company acquired the assets of Mazzone Enterprises, Inc. for cash and the assumption of liabilities. Mazzone Enterprises is a manufacturer and distributor of Italian ices and other speciality frozen desserts with annual sales of approximately $4 million.

   During the third quarter of fiscal year 1995, the Company sold its syrup and flavor manufacturing subsidiary, Western Syrup Company, to an unrelated third party for cash and notes. During the nine months ended June 24, 1995 Western Syrup Company generated an after tax loss of approximately $280,000. The Company does not anticipate that the sale of Western will have a material impact on its operations or financial position.

   Available to the Company are unsecured general purpose bank lines of credit totalling $30,000,000.

Results of Operations

   Net sales increased $1,215,000 or 3% to $49,091,000 for the three months and $4,682,000 or 4% to $134,092,000 for the nine months ended June 29, 1996. Sales of acquired businesses accounted for over 40% of the three months sales increase.

   Sales to food service customers increased $1,551,000 or 8% in the third quarter to $21,174,000 and $6,725,000 or 12% to $63,250,000 in the
nine months.
                               9
Soft pretzel sales to the food service market increased 5% to $13,125,000 in the third quarter and 11% to $41,070,000 in the nine months due to increased distribution. Two customers accounted for over 75% and 85% of the soft pretzel sales increase in the three and nine month periods, respectively. Frozen juice treat and dessert sales increased 27% to $4,375,000 in the three months and 14% to $10,266,000 in the nine months. Approximately one third of the three month sales increase and one quarter of the nine month sales increase resulted from sales of an acquired business. Churro sales to food service customers increased 1% to $2,575,000 in the third quarter and 10% to $7,519,000 in the nine months. All foodservice sales increases were due primarily to changes in unit volume. Approximately 13% of the overall nine month increase in sales to foodservice customers was accounted for by equipment sales.

   Sales of products to retail supermarkets decreased $407,000 or 4% to $10,461,000 in the third quarter and 5% to $26,948,000 in the nine months. Soft pretzel sales for the third quarter were down 6% to $4,988,000 and for the nine months were down 8% to $17,965,000. The sales decline for the third quarter and nine months was due to increased competition and a decline in overall supermarket soft pretzel sales. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, decreased 10% in the third quarter and 8% for the nine months. Softstix sales decreased $196,000 or 33% to $404,000 in the third quarter and $995,000 or 33% to
$2,016,000 in the nine months. Sales of Luigi's Real Italian Ice decreased $69,000 or 1% to $5,270,000 in the third quarter and increased $59,000 or less than 1% to $8,333,000 in the nine months. Excepting Luigi's Real Italian Ice, the retail supermarket increases and decreases were due primarily to changes in unit volume. A price increase accounted for approximately $500,000 of Luigi's Real Italian Ice sales in the third quarter and $560,000 in the nine months.

    Frozen carbonated beverage and related product sales increased $591,000 or 5% to $12,813,000 in the third quarter and $1,708,000 or 6%
to $30,179,000 in the nine months. Beverage sales alone increased 3% to $11,989,000 in the third quarter and increased 5% to $28,358,000 in the nine months. A pricing adjustment and increased sales of promotional cups to one customer accounted for approximately two thirds of the nine month sales increases. For the nine months ended June 1996, dollar sales of the Company's Mexican frozen carbonated beverage subsidiary were about 12%, or $170,000, lower than a year ago due to the devaluation and continuing economic problems in Mexico; however, for the three months ended June 1996, dollar sales increased 6%, or $30,000, from the year earlier period.

    Bakery sales decreased $635,000 or 23% to $2,163,000 in the third quarter and $1,239,000 or 17% to $5,845,000 in the nine months. The decrease in sales resulted from decreases in unit volume.

    Sales of our Bavarian Pretzel Bakery increased 5% to $2,480,000 in the third quarter and decreased 2% to $7,870,000 in the nine month period. Excluding sales of an acquired business, sales were down 5% in both periods.

    Gross profit as a percentage of sales was 49% in the both year's three month periods and decreased to 49% in the current nine month period from 50% in the year ago period. This gross profit percentage decrease in the nine month period is primarily attributable to higher raw material costs.

    Total operating expenses increased $97,000 in the third quarter and as a percentage of sales decreased to 44% from 45% in last year's same quarter. For the nine months, operating expenses decreased $109,000 and as a percentage of sales decreased to 46% from 48% last year. Marketing expenses were 31% and 32% of sales in both year's three and nine month periods, respectively. Distribution expenses decreased to 9% of sales in this year's third quarter from 10% of sales last year and to 10% of sales in this year's nine month period from 11% in the year ago period due primarily to changes in methods of distribution in our frozen carbonated beverage subsidiary. Administration expenses were 4% of sales in both year's third quarter and decreased less than one half of a percentage point to 4% in the current nine month period from 5% a year ago due to a combination of lower overall expenses and an increase in sales volume.

    Operating income increased $575,000 or 28% to $2,661,000 in the third quarter and $1,427,000 or 50% to $4,298,000 in the nine months.

    Investment income decreased $25,000 or 7% in the third quarter and increased $160,000 or 17% in the nine months. Investment income decreased in the third quarter because of a decrease in the level of invested funds. The increase for the nine months resulted from higher levels of invested funds for the nine month period. Interest expense was essentially unchanged in the two third quarter periods and declined slightly in this year's nine months.
    Sundry expense of $30,000 in the third quarter compared to sundry income of $823,000 in last year's quarter, and for the nine months, sundry expense of $26,000 this year compared to sundry income of $1,289,000 last year. The sundry income last year included gains on insurance settlements, gains on sales of land and a gain on the sale of Western Syrup Company.

    The effective income tax rate has been estimated at 36% and 35% in the current year three and nine month periods compared to 38% in both periods last year.

    Net earnings decreased $128,000 or 6% in the current three month period to $1,850,000 and increased $307,000 or 10% in the current nine month period to $3,302,000.

                  Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits - None

    b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended June 29, 1996.

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 J & J SNACK FOODS CORP.



Dated:  August 6, 1996           /s/ Gerald B. Shreiber
                                 Gerald B. Shreiber
                                 President




Dated:  August 6, 1996           /s/ Dennis G. Moore
                                 Dennis G. Moore
                                 Senior Vice President and
                                 Chief Financial Officer

                         SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 J & J SNACK FOODS CORP.



Dated:  August 6, 1996
                                 Gerald B. Shreiber
                                 President



Dated:  August 6, 1996
                                 Dennis G. Moore
                                 Senior Vice President and
                                 Chief Financial Officer




















                              13