Form 10-K
period 1996-09-28
J&J SNACK FOODS CORP
filed 1996-12-20
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended September 28, 1996

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

     As of November 30, 1996, the latest practicable date, 8,749,970 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $63,119,430, based on the last price on that date of $11.00 per share, which is an average of bid and asked prices.




               DOCUMENTS INCORPORATED BY REFERENCE
     The Registrant's 1996 Annual Report to Shareholders for the fiscal year ended September 28, 1996 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 5, 1997 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.

                    J & J SNACK FOODS CORP.
                  1996 FORM 10-K ANNUAL REPORT
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




                             PART I
Item 1.  Business

General

     J & J Snack Foods Corp. (the "Company" or "J & J") manufactures nutritional snack foods which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed principally under the brand name SUPERPRETZEL. J & J believes it is the largest manufacturer of soft pretzels in the United States. The Company also markets frozen carbonated beverages to the food service industry under the brand names ICEE and ARCTIC BLAST in the Western United States, Mexico and Canada and under the brand names FROZEN COKE and ARCTIC BLAST in midwestern and eastern states. Other snack products include frozen juice treats and desserts, churros (a Hispanic pastry), funnel cake, popcorn, baked goods and whipped fruit drinks.

     The Company's sales are made primarily to food service customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company's retail supermarket customers are primarily supermarket chains. The Company sells direct to the public through its chains of specialty snack food retail outlets, BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, located primarily in the Mid-Atlantic States.

     The Company was incorporated in 1971 under the laws of the State of New Jersey.

Products

Soft Pretzels

     The Company's soft pretzels are sold under the SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS and ORIGINAL PHILADELPHIA brand names and, to a lesser extent, under private labels. The Company sells its soft pretzels to the food service and the retail supermarket industries and direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA. Soft pretzel sales amounted to 45% and 44% of the Company's revenue in fiscals 1996 and 1995, respectively.

     The Company's soft pretzels are manufactured according to a proprietary formula. Regular soft pretzels, approximately 2-1/2 ounces in weight, and jumbo or king size soft pretzels, approximately 5-1/2 ounces in weight, are shaped and formed by the Company's proprietary twister machines. These soft pretzel tying machines are automated, high speed machines for twisting dough into the traditional pretzel shape. Soft pretzel nuggets, mini one ounce soft pretzels and soft pretzels in customized shapes and sizes are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

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

Frozen Carbonated Beverages

     The Company markets, through its direct sales force, frozen carbonated beverages to the food service industry under the names ICEE and ARCTIC BLAST in fifteen western states, Mexico and Canada and under the trade names FROZEN COKE and ARCTIC BLAST in twenty nine midwestern and eastern states and direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. Frozen carbonated beverage sales amounted to 23% of revenue in both fiscal 1996 and fiscal 1995. Under the Company's marketing program, it installs frozen carbonated beverage dispensers at customer locations and thereafter services the machines, provides customers with ingredients required for production of the frozen carbonated beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen carbonated beverages.

     Each new customer location requires a frozen carbonated beverage dispenser supplied by the Company or by the customer. Company supplied dispensers are purchased from outside vendors, built new or rebuilt by the Company at an approximate cost of $5,500 each. The following shows the number of Company owned and customer owned frozen carbonated beverage dispensers at customer locations at the dates indicated:

                       Company Owned   Customer Owned    Total
September 24, 1994         7,312            1,100           8,412
September 30, 1995         7,157            1,107           8,264
September 28, 1996         7,823              901           8,724

Frozen Juice Treats and Desserts

     The Company's frozen juice treats and desserts are marketed under the SUPER JUICE, FROSTAR, SHAPE-UPS, MAZZONE'S and LUIGI'S brand names to the food service and to the retail supermarket industries. Frozen juice treat and dessert sales were 15% of the Company's revenue in each of fiscals 1996 and 1995.

     The Company's SUPER JUICE, SHAPE-UPS and MAZZONE frozen juice bars are manufactured from an apple or pear juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

     The FROSTAR product line includes frozen juice and other frozen desserts on a stick and in a cup. The juice bar and FROSTAR products are sold primarily to the school portion of the food service industry.

     LUIGI'S Real Italian ice is sold to the foodservice and to the retail supermarket industries. It is manufactured from water, sweeteners and fruit juice concentrates in various flavors and is packaged in six ounce plastic cups for retail supermarket and foodservice and in four and eight ounce squeeze up tubes for foodservice.

Churros

     The Company sells frozen churros under the TIO PEPE'S brand name to both the food service and retail supermarket industries, primarily in the Western and Southwestern United States. Churro sales were 6% of the Company's sales in fiscal 1996 and 5% in 1995. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros.
The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Baked Goods

     The Company has a contract and private label bakery business which manufactures cookies, muffins and other baked goods for third parties. In addition, the Company produces and markets these products under its PRIDE O' THE FARM brand name. Baked goods sales amounted to 4% and 5% of the Company's sales in fiscals 1996 and 1995, respectively.

Other Products

     The Company also markets to the food service industry and direct to the public other products including soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, whipped fruit drinks sold under the TANGO WHIP brand name, popcorn sold under the AIRPOPT brand name, as well as smaller amounts of various other food products. In addition, J & J manufactures and markets machines and machine parts for sale primarily to other food and beverage companies.

Customers

     The Company sells its products to two principal customer groups: food service and retail supermarkets. The primary products sold to the food service group are soft pretzels, frozen carbonated beverages, frozen juice treats and desserts, churros and baked goods. The primary products sold to the retail supermarket industry are soft pretzels and Italian ice. Additionally, the Company sells soft pretzels, frozen carbonated beverages and various other food products direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets.

     The Company's customers in the food service industry include snack bars and food stands in chain, department and discount stores such as KMart, Walmart, Woolworth, Bradlees, Caldor, Target and Venture Stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Opryland, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM, White Hen Pantry and Wawa; movie theatres; warehouse club stores such as Sam's Club, Price Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Hot Sam. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Ogden, Service America, Sportservice, Marriott and Volume Services. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

     The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice and various secondary brands. Within the retail supermarket industry, the Company's frozen and prepackaged products are purchased by the consumer for consumption at home.

Marketing and Distribution

     The Company has developed a national marketing program for its products. For food service customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen carbonated beverage dispensers and other merchandising equipment for the individual customer's requirements and point-of-sale materials as well as participating in trade shows. The Company's ongoing advertising and promotional campaigns for its retail supermarket products include trade shows, newspaper advertisements with coupons, and in-store demonstrations and, periodically, television advertisements.

     The Company's products are sold through a network of about 160 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. The Company maintains warehouse and distribution facilities in Pennsauken, New Jersey; Vernon (Los Angeles) California; Cicero, Illinois; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; and Solon, Ohio. Frozen carbonated beverages are distributed from 42 warehouse and distribution facilities located in 21 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

     The Company's sales are seasonal because frozen carbonated beverage sales are generally higher during the warmer months and sales of the Company's retail stores are generally higher in the Company's first quarter during the holiday shopping season.

Trademarks and Patents

     The Company has numerous trademarks, the most important of which are SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES and SOFTSTIX for its soft pretzel products; FROSTAR, SHAPE-UPS, MAZZONE'S and LUIGI'S for its frozen juice treats and desserts; TIO PEPE'S for its churros; ARCTIC BLAST for its frozen carbonated beverages; FUNNEL CAKE FACTORY for its funnel cake products, PRIDE O' THE FARM for its cookies, muffins and other baked goods; and TANGO WHIP for its whipped fruit drinks. The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

     The Company believes that it is currently the only entity marketing frozen carbonated beverages under the trademark ICEE in its fifteen state market area in the Continental Western United States and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

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

     The Company believes it is the only national distributor of soft pretzels. However, there are numerous regional and local manufacturers of food service and retail supermarket soft pretzels. Competition is also increasing in that there are several chains of retail pretzel stores which have been aggressively expanding over the past several years. These chains compete with the Company's products.

     In Frozen Carbonated Beverages the Company competes directly with other frozen carbonated beverage companies. These include several companies which have the right to use the ICEE name in various territories. One such company is believed to have frozen carbonated beverage sales similar to the Company's. There are many other regional frozen carbonated beverage competitors throughout the country and one large retail chain which uses its own frozen carbonated beverage brand.

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

Employees

     The Company had approximately 1,500 full and part time employees as of September 28, 1996. Certain production and distribution employees at the Pennsauken plant are covered by a collective bargaining agreement which expires in September 1999. Production employees at the Cicero plant are covered by a collective bargaining agreement which expires in September 1997. The Company considers its employee relations to be good.

Item 2.  Properties

     The Company's primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels and churros are manufactured at this company-owned facility which also serves as the Company's corporate headquarters. This facility operates at approximately 80% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes.
The warehouse has a utilization rate of 60-90% depending on product demand. The Company also leases through September 1998 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

     The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. Approximately 60% of the facility is leased to a third party. The remainder is used by the Company to manufacture some of its products including funnel cake and pretzels.

     The Company's primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2010. The manufacturing facility operates at approximately 50% of capacity.

     The Company owns a 52,700 square foot building located on five acres in Chicago Heights, Illinois which is leased to a third party.

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

     The Company leases a 9,000 square foot Italian ice and frozen dessert manufacturing facility in Cicero, Illinois through May
1997.  The facility operates at approximately 50% of capacity.

     The Company's Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are located in a 11,000 square foot owned building in Lancaster, Pennsylvania.

     The Company also leases 42 warehouse and distribution facilities.

Item 3.  Legal Proceedings

     The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


Item 4.  Submission Of Matters To A Vote Of Security Holders

     None.
































               EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 5, 1997 or until their successors are duly elected.

      Name             Age            Position

Gerald B. Shreiber     55      Chairman of the Board, President,
                                 Chief Executive Officer and
                                 Director
Dennis G. Moore        41      Senior Vice President, Chief
                                 Financial Officer, Secretary,
                                 Treasurer and Director
Robert M. Radano       47      Senior Vice President, Sales,
                                 Chief Operating Officer and
                                 Director
Robyn Shreiber Cook    36      Senior Vice President, West
Dan Fachner            36      Senior Vice President of ICEE-
                                 USA Corp. Subsidiary

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

     Robert M. Radano joined the Company in 1972 and in May 1996 was named Chief Operating Officer of the Company. Prior to becoming Chief Operating Officer, he was Senior Vice President, Sales responsible for national foodservice sales of J & J.

     Robyn Shreiber Cook joined the Company in 1982 and in February 1996 was named Senior Vice President, West with operating and sales responsibilities for the Company's West Coast foodservice and bakery business. Prior to becoming Senior Vice President, West she was responsible for Western region food service sales.

     Dan Fachner has been an employee of ICEE-USA Corp., which was acquired by the Company in May 1987, since 1979. Prior to becoming Senior Vice President of ICEE-USA Corp. in April 1994, he had various operational responsibilities.


                             PART II

Item 5.  Market For Registrant's Common Stock And
         Related Stockholder Matters

     The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 30, 1995 and September 28, 1996.
                                               High       Low

Fiscal 1995
   First quarter ended December 24, 1994      12-7/8     11-1/4
   Second quarter ended March 25, 1995        12         10
   Third quarter ended June 24, 1995          13         10-1/8
   Fourth quarter ended September 30, 1995    13-3/8     11-3/8

Fiscal 1996
   First quarter ended December 30, 1995      13-1/4     11
   Second quarter ended March 30, 1996        12-3/4     11
   Third quarter ended June 29, 1996          13-3/4     11-3/8
   Fourth quarter ended September 28, 1996    12-1/8     9-7/8

     On November 30, 1996, there were 8,749,970 shares of common stock outstanding. Those shares were held by approximately 2,500 beneficial shareholders and shareholders of record.

     The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

     The information set forth under the caption "Financial
Highlights" of the 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations

     The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" of the 1996 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  Financial Statements And Supplementary Data

     The following consolidated financial statements of the Company set forth in the 1996 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Balance Sheets as of September 28, 1996 and
        September 30, 1995
     Consolidated Statements of Earnings for the fiscal years ended September 28, 1996, September 30, 1995 and September 24, 1994
     Consolidated Statement of Stockholders' Equity for the
        three fiscal years ended September 28, 1996
     Consolidated Statements of Cash Flows for the fiscal years ended September 28, 1996, September 30, 1995 and September 24, 1994
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants

Item 9.  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure

     None.



























                             PART III


Item 10.  Directors And Executive Officers Of The Registrant

     Information concerning directors, appearing under the captions "Information Concerning Nominee For Election To Board" and "Information Concerning Continuing Directors And Executive Officers" in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 5, 1997, is incorporated herein by reference. Information concerning the executive officers is included on page 11 following Item 4 in Part I hereof.

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

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules And
          Reports On Form 8-K

 (a)Financial Statements

         The following are incorporated by reference in Part II of this report:

         Report of Independent Certified Public Accountants Consolidated Balance Sheets as of September 28, 1996 and
            September 30, 1995
         Consolidated Statements of Earnings for the fiscal years ended September 28, 1996, September 30, 1995 and September 24, 1994
         Consolidated Statement of Stockholders' Equity for the
            three fiscal years ended September 28, 1996
         Consolidated Statements of Cash Flows for the fiscal years ended September 28, 1996, September 30, 1995 and September 24, 1994
         Notes to Consolidated Financial Statements

     Financial Statement Schedule

          The following are included in Part IV of this report:

                                                              Page
          Report of Independent Certified Public Account-
            ants on Schedule                                   19
          Schedule:
           II.  Valuation and Qualifying Accounts              20

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

 10.4*  First, Second and Third Amendments to the J & J Snack
        Foods Corp. 401(k) Profit Sharing Plan (Page 21).

 10.6 Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company's manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference from the Company's Form 10-K dated December 17, 1991).

 10.7 Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associates Ltd for the lease of the Vernon, CA facility. (Incorporated by reference from the Company's Form 10-K dated December 21, 1995).

 10.8*  J & J Snack Foods Corp. Employee Stock Purchase Plan
        (Incorporated by reference from the Company's Form
        S-8 dated May 16, 1996).

 11.1   Computation of Earnings Per Common Share.  (Page 31.)

 13.1   Company's 1996 Annual Report to Shareholders
        (except for the captions and information thereof expressly incorporated by reference in this Form
        10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Form 10-K.) (Page 32.)

*Compensatory Plan

 22.1   Subsidiaries of J & J Snack Foods Corp. (Page 65.)

 24.1   Consent of Independent Certified Public Accountants.
        (Page 66.)

(b)Reports on Form 8-K

   No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                            SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               J & J SNACK FOODS CORP.


December 19, 1996              By /s/ Gerald B. Shreiber
                                 Gerald B. Shreiber,
                                 Chairman of the Board,
                                 President, Chief Executive
                                 Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


December 19, 1996                /s/ Robert M. Radano
                                 Robert M. Radano, Senior Vice
                                 President, Sales, Chief Operating
                                 Officer and Director


December 19, 1996                 /s/ Dennis G. Moore
                                 Dennis G. Moore, Senior Vice
                                 President, Chief Financial
                                 Officer and Director


December 19, 1996                 /s/ Stephen N. Frankel
                                 Stephen N. Frankel, Director


December 19, 1996                 /s/ Peter G. Stanley
                                 Peter G. Stanley, Director


December 19, 1996                 /s/ Leonard M. Lodish
                                  Leonard M. Lodish, Director


                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              J & J SNACK FOODS CORP.



December 19, 1996           By_______________________________
                             Gerald B. Shreiber,
                             Chairman of the Board,
                             President, Chief Executive
                             Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                             _______________________________
December 19, 1996             Robert M. Radano
                             Senior Vice President, Sales,
                             Chief Operating Officer and
                             Director


                             _______________________________
December 19, 1996             Dennis G. Moore, Senior Vice
                             President, Chief Financial
                             Officer and Director


                             _______________________________
December 19, 1996             Stephen N. Frankel, Director


                             _______________________________
December 19, 1996             Peter G. Stanley, Director


                             ________________________________
December 19, 1996             Leonard M. Lodish, Director

              REPORT OF INDEPENDENT CERTIFIED PUBLIC
                      ACCOUNTANTS ON SCHEDULE






Board of Directors
J & J Snack Foods Corp.


   In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 5, 1996, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three years in the period ended September 28, 1996

(52 weeks, 53 weeks and 52 weeks, respectively).  In our opinion,

this schedule presents fairly, in all material respects, the information required to be set forth therein.




                            GRANT THORNTON LLP




Philadelphia, Pennsylvania
November 5, 1996










                               19











                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                             Opening      Charged to                 Closing
Year      Description        balance       expense     Deductions    balance

1996  Allowance for
       doubtful accounts     $271,000     $ 64,000     $ 78,000(1)  $257,000

1995  Allowance for
       doubtful accounts      296,000        81,000     106,000(1)   271,000

1994  Allowance for
       doubtful accounts      258,000       231,000     193,000(1)   296,000



__________
(1) Write-off uncollectible accounts receivable. Also includes $10,000 allowance from an acquired business.