Form 10-Q
period 1996-12-28
J&J SNACK FOODS CORP
filed 1997-02-07
CIK 785956

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
                                (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 28, 1996

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

          [X] Yes                             [ ] No

As of January 22, 1997, there were 8,753,570 shares of the Registrant's Common Stock outstanding.

                                  INDEX

                                                                  Page
                                                                 Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - December 28, 1996 and
            September 28, 1996....................................  3

         Consolidated Statements of Earnings - Three Months
            Ended December 28, 1996 and December 30, 1995.........  5

         Consolidated Statements of Cash Flows - Three Months
            Ended December 28, 1996 and December 30, 1995.........  6

         Notes to the Consolidated Financial Statements...........  7

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............  9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.................... 11
























                      PART I.  FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

             ASSETS                December 28,        September 28,
                                      1996                 1996
                                   (Unaudited)

Current assets
  Cash and cash equivalents        $    219,000        $ 10,547,000
  Investment securities available
    for sale                            454,000           1,217,000
  Accounts receivable                17,035,000          18,202,000
  Inventories                        11,694,000          11,276,000
  Prepaid expenses and deposits       1,263,000             980,000

                                     30,665,000          42,222,000

Property, plant and equipment,
  at cost
  Land                                  819,000             819,000
  Buildings                           5,119,000           5,119,000
  Plant machinery and equipment      45,197,000          41,158,000
  Marketing equipment                82,736,000          81,144,000
  Transportation equipment            1,631,000           1,754,000
  Office equipment                    4,353,000           3,727,000
  Improvements                        7,427,000           7,053,000
  Construction in progress            1,882,000           1,326,000
                                    149,164,000         142,100,000

    Less accumulated depreciation
      and amortization               87,372,000          83,890,000

                                     61,792,000          58,210,000

Other assets
  Goodwill, trademarks and rights,
   less accumulated amortization     16,882,000           9,326,000
  Long term investment securities
    available for sale                  990,000             990,000
  Long term investment securities
    held to maturity                  9,207,000           9,497,000
  Sundry                              2,884,000           2,883,000
                                     29,963,000          22,696,000

                                   $122,420,000        $123,128,000

See accompanying notes to the consolidated financial statements.

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued


    LIABILITIES AND                     December 28,      September 28,
  STOCKHOLDERS' EQUITY                      1996              1996
                                        (Unaudited)



Current liabilities
 Current maturities of long-
    term debt                           $      8,000      $      8,000
 Accounts payable                         10,142,000        10,394,000
 Accrued liabilities                       6,317,000         7,038,000

                                          16,467,000        17,440,000


Long-term debt, less current
 maturities                                5,008,000         5,010,000
Deferred income                              618,000           567,000
Deferred income taxes                      3,403,000         3,403,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -                  -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 8,750,000 and
     8,749,000, respectively              35,987,000        35,818,000
  Foreign currency translation
    adjustment                            (1,420,000)       (1,356,000)
  Retained earnings                       62,357,000        62,246,000

                                          96,924,000        96,708,000
                                        $122,420,000      $123,128,000


See accompanying notes to the consolidated financial statements.





                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

                                        Three months ended
                                    December 28,   December 30,
                                         1996           1995

Net Sales                            $43,601,000    $42,863,000

Cost of goods sold                    22,458,000     21,696,000

  Gross profit                        21,143,000     21,167,000

Operating expenses
  Marketing                           14,356,000     13,880,000
  Distribution                         4,453,000      4,243,000
  Administrative                       1,984,000      1,896,000
  Amortization of
   intangibles and
   deferred costs                        346,000        208,000
                                      21,139,000     20,227,000

  Operating income                         4,000        940,000

Other income (deductions)
  Investment income                      255,000        411,000
  Interest expense                       (93,000)      (100,000)
  Sundry                                   7,000         17,000

  Earnings before
   income taxes                          173,000      1,268,000

Income taxes                              62,000        441,000

  NET EARNINGS                       $   111,000    $   827,000

Earnings per common
  share                                  $ .01          $ .09

Weighted average number
  of shares                            8,860,000      9,186,000


See accompanying notes to the consolidated financial statements.





                5J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)
                                                  Three months ended

                                                December 28,   December 30,
                                                    1996          1995
Cash flows from operating activities:
 Net earnings                                   $   111,000   $   827,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                        4,016,000     3,827,000
   Amortization of intangibles and deferred
    costs                                           448,000       250,000
   Other adjustments                                 69,000        (9,000)
   Changes in assets and liabilities
     Decrease in accounts receivable              1,834,000     3,498,000
     Decrease (increase) in inventories            (219,000)       99,000
     Decrease (increase) in prepaid expenses       (237,000)      439,000
     Decrease in accounts payable and
       accrued liabilities                       (2,069,000)   (1,449,000)
     Net cash provided by operating activities    3,953,000     7,482,000

Cash flows from investing activities:
 Purchases of property, plant and equipment      (3,643,000)   (2,541,000)
  Payments for purchases of companies, net of
   cash acquired and debt assumed               (11,842,000)         -
  Proceeds from investments held to maturity        285,000       195,000
  Payments for investments held to maturity            -       (1,750,000)
  Proceeds from investments available for sale      761,000     1,850,000
  Payments for investments available for sale          -       (1,407,000)
  Other                                             151,000        60,000
    Net cash used in investing activities       (14,288,000)   (3,593,000)

Cash flows from financing activities:
 Proceeds from issuance of common stock               9,000        24,000
 Payments to repurchase common stock                   -       (1,370,000)
 Payments of long-term debt                          (2,000)      (17,000)
    Net cash used in financing activities             7,000    (1,363,000)

    Net increase (decrease) in cash
     and cash equivalents                       (10,328,000)    2,526,000

Cash and cash equivalents at beginning of period 10,547,000    10,696,000
Cash and cash equivalents at end of period      $   219,000   $13,222,000

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

            The results of operations for the three months ended December 28, 1996 and December 30, 1995 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages are generally higher in the third and fourth quarters due to warmer weather.

            While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

Note 2 Earnings per share are based on the weighted average number of common shares outstanding, including common stock
          		equivalents (stock options).

Note 3      Inventories consist of the following:

                                    December 28,     September 28,
                                       1996              1996

            Finished goods          $ 5,346,000      $ 5,534,000
            Raw materials             1,850,000        1,387,000
            Packaging materials       2,063,000        2,009,000
            Equipment parts & other   2,435,000        2,346,000
                                    $11,694,000      $11,276,000


Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's investment securities available for sale and held to maturity at December 28, 1996 are summarized as follows:





                                   7
                                             Gross      Gross       Fair
                                Amortized Unrealized  Unrealized    Market
                                   Cost      Gains      Losses      Value

Available for Sale Securities
 Equity Securities              $     -     $ 9,000  $   -     $    9,000
 Corporate Debt Securities         495,000     -       35,000     460,000
 Municipal Government Securities   949,000    2,000        -      951,000
                                $1,444,000  $11,000  $ 35,000  $1,420,000

Held to Maturity Securities
 Corporate Debt Securities      $  987,000  $11,000  $  4,000  $  994,000
 Municipal Government Securities 7,720,000   56,000   171,000   7,605,000
 Other                             500,000     -         -        500,000
                                $9,207,000 $ 67,000  $175,000  $9,099,000


    The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at September 28, 1996 are summarized as follows:

                                            Gross       Gross        Fair
                                Amortized Unrealized  Unrealized    Market
                                   Cost     Gains       Losses      Value

Available for sale securities
 Equity securities              $     -      $ 9,000   $   -      $   9,000
 Corporate debt securities         495,000      -        52,000     443,000
 Municipal government securities 1,712,000     6,000      2,000   1,716,000
                                $2,207,000   $15,000   $ 54,000  $2,168,000



Held to maturity securities
 Corporate debt securities      $  992,000   $ 9,000   $  8,000   $ 993,000
 Municipal government securities 8,005,000    28,000     67,000   7,966,000
 Other                             500,000      -          -        500,000
                                $9,497,000   $37,000   $ 75,000  $9,459,000













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

      In the quarter ended December 28, 1996, the devaluation of the Mexican peso caused a reduction of $64,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

      In November 1996, the Company acquired all of the common stock of Pretzels, Inc. for cash. Trading as Texas Twist, Pretzels, Inc. is a soft pretzel manufacturer selling to both the food service and retail supermarket industries with annual sales of approximately $1.4 million.

      In October 1996, the Company acquired the assets of Bakers Best Snack Foods Corp. for cash. Bakers Best is a manufacturer of soft pretzels selling to both the food service and retail supermarket industries with annual sales of approximately $4 million.

      Available to the Company are unsecured general purpose bank lines of credit totalling $30,000,000.

Results of Operations

      Net sales increased $738,000 or 2% to $43,601,000 for the three months ended December 28, 1996 compared to the three months ended December 30, 1995. Excluding sales of acquired businesses, net sales decreased $1,285,000 or 3% for the quarter.

      Sales to food service customers decreased $686,000 or 3% in the first quarter to $21,690,000. Excluding sales of acquired businesses, sales to food service customers decreased $1,909,000 for the period. Approximately 70% of the $1,909,000 sales decrease was the result of non recurring equipment sales in last year's quarter. Soft pretzel sales to the food service market decreased 2% to $14,455,000 in the quarter. Excluding sales of acquired businesses, food service soft pretzels decreased
$883,000 or 6%. Two customers accounted for all of this decrease. Frozen juice treat and dessert sales increased 22% to $3,528,000 in the quarter. Virtually all of the frozen juice and dessert sales increase was from sales of acquired businesses. Churro sales to food service customers increased 5% to $2,469,000.

      Sales of products to retail supermarkets increased $146,000 or 2% to $7,426,000 in the first quarter. Excluding sales of an acquired business, sales to retail supermarkets decreased 3%. Soft pretzel sales for the first quarter were up 8% to $6,325,000 due primarily to increased distribution of CINNAMON RAISIN MINI'S and sales of an acquired business. SOFTSTIX sales decreased


                                  9
$232,000 to $570,000 in the quarter. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX and CINNAMON RAISIN, decreased 4% in the first quarter. Sales of Luigi's Real Italian Ice decreased $301,000 or 25% to $883,000 in the first quarter.

     Frozen carbonated beverage and related product sales decreased $198,000 or 2% to $8,290,000 in the first quarter. Beverage sales alone decreased 4% to $7,669,000 even though there were more frozen carbonated beverage machines at customer locations due to continuing sales declines at our mass merchandising chain customers.

     Bakery sales increased $991,000 or 63% to $2,569,000 in the first quarter due to increased product sales to one customer. Sales of Bavarian Pretzel Bakery increased $485,000 or 15% to $3,626,000 in the quarter due primarily to sales of an acquired business.

     Gross profit as a percentage of sales decreased to 48% in the current first quarter from 49% in the year ago period. This gross profit percentage decrease is primarily attributable to lower gross profit percentages of acquired businesses and higher costs of raw materials.

     Total operating expenses increased $912,000 in the first quarter and as a percentage of sales increased to 48% from 47% in last year's same quarter. Marketing expenses increased to 33% of sales from 32% in last year's first quarter. The increase in marketing expense as a percent of sales is attributable to increased spending in our food service business combined with lower sales. Distribution expenses were 10% of sales in both year's first quarter. Administrative expenses increased fractionally to 5% of sales from 4% of sales last year. Amortization of intangibles and deferred costs increased to $346,000 from $208,000 because of the amortization of goodwill of acquired businesses.

     Operating income decreased $936,000 to $4,000 in the first quarter from $940,000 in last year's quarter.

     Investment income decreased $156,000 to $255,000 in the quarter from last year due primarily to a lower level of investable funds.

     Interest expense remained essentially unchanged from last year's quarter.

     The effective income tax rate has been estimated at 36% in this year's first quarter compared to 35% last year.

     Net earnings decreased $716,000 or 87% in the current three month period to $111,000.








                      Part II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits - None

      b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended December 28, 1996.









































                                   11



                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  January 31, 1997           /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



Dated:  January 31, 1997           /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer

























                               SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   J & J SNACK FOODS CORP.



Dated:  January 31, 1997
                                   Gerald B. Shreiber
                                   President



Dated:  January 31, 1997
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer