Form 10-Q
period 1997-03-29
J&J SNACK FOODS CORP
filed 1997-05-09
CIK 785956

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
                                (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 29, 1997

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

          [X] Yes                             [ ] No

As of April 24, 1997, there were 8,766,241 shares of the Registrant's Common Stock outstanding.

                                 INDEX

                                                                 Page
                                                                Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 29, 1997 and
            September 28, 1996...................................  3

         Consolidated Statements of Earnings - Three Months and
            Six Months Ended March 29, 1997 and March 30, 1996...  5

         Consolidated Statements of Cash Flows - Six Months
            Ended March 29, 1997 and March 30, 1996..............  6

         Notes to the Consolidated Financial Statements..........  7

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............  9


Part II.  Other Information

    Item 1.  Legal Proceedings................................... 12

    Item 4.  Submission of Matters to a Vote of Security Holders. 12

    Item 6.  Exhibits and Reports on Form 8-K.................... 12


















                     PART I.  FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements

                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

             ASSETS                      March 29,             September 28,
                                        1997                   1996
                                    (Unaudited)

Current assets
  Cash and cash equivalents        $    486,000               $ 10,547,000
  Marketable securities available
   for sale                                -                     1,217,000
  Accounts receivable                24,341,000                 18,202,000
  Inventories                        14,493,000                 11,276,000
  Prepaid expenses and deposits       1,236,000                    980,000
                                     40,556,000                 42,222,000

Property, plant and equipment,
  at cost
  Land                                  819,000                    819,000
  Buildings                           5,119,000                  5,119,000
  Plant machinery and equipment      50,454,000                 41,158,000
  Marketing equipment                83,249,000                 81,144,000
  Transportation equipment            1,778,000                  1,754,000
  Office equipment                    4,373,000                  3,727,000
  Improvements                        7,543,000                  7,053,000
  Construction in progress            1,834,000                  1,326,000
                                    155,169,000                142,100,000

   Less accumulated depreciation
     and amortization                90,376,000                 83,890,000

                                     64,793,000                 58,210,000
Other assets
  Goodwill, trademarks and rights,
   less accumulated amortization     20,223,000                  9,326,000
  Long term investment securities
   available for sale                   495,000                    990,000
  Long term investment securities
   held to maturity                   3,411,000                  9,497,000
  Sundry                              2,892,000                  2,883,000
                                     27,021,000                 22,696,000

                                   $132,370,000               $123,128,000


See accompanying notes to the consolidated financial statements.



                                    3
    J & J SNACK FOODS CORP. AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS - Continued


    LIABILITIES AND                       March 29,             September 28,
  STOCKHOLDERS' EQUITY                      1997                     1996
                                        (Unaudited)



Current liabilities
 Short-term borrowings                  $  2,000,000            $       -
 Current maturities of long-
    term debt                                  8,000                    8,000
 Accounts payable                         13,868,000               10,394,000
 Accrued liabilities                       9,527,000                7,038,000

                                          25,403,000               17,440,000


Long-term debt, less current
 maturities                                5,006,000                5,010,000
Deferred income                              615,000                  567,000
Deferred income taxes                      3,403,000                3,403,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -                     -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 8,767,000 and
     8,749,000, respectively              36,099,000               35,818,000
  Foreign currency translation
    adjustment                            (1,419,000)              (1,356,000)
 Retained earnings                        63,263,000               62,246,000

                                          97,943,000               96,708,000

                                        $132,370,000             $123,128,000


See accompanying notes to the consolidated financial statements.








                                    4

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF EARNINGS

                              (Unaudited)

                          Three months ended        Six months ended
                         March 29,    March 30,    March 29,    March 30,
                          1997         1996         1997         1996

Net Sales              $50,305,000  $42,138,000  $93,906,000  $85,001,000

Cost of goods sold      25,909,000   21,580,000   48,367,000   43,276,000

  Gross profit          24,396,000   20,558,000   45,539,000   41,725,000

Operating expenses
  Marketing             15,706,000   13,585,000   30,062,000   27,465,000
  Distribution           4,664,000    4,241,000    9,117,000    8,484,000
  Administrative         2,194,000    1,828,000    4,178,000    3,724,000
  Amortization of
   intangibles and
   deferred costs          436,000      207,000      782,000      415,000
                        23,000,000   19,861,000   44,139,000   40,088,000

  Operating income       1,396,000      697,000    1,400,000    1,637,000

Other income (deductions)
  Investment income        141,000      365,000      396,000      776,000
  Interest expense        (122,000)     (91,000)    (215,000)    (191,000)
  Sundry                    26,000      (13,000)      33,000        4,000

  Earnings before
   income taxes          1,441,000      958,000    1,614,000    2,226,000

Income taxes               535,000      333,000      597,000      774,000

  NET EARNINGS         $   906,000  $   625,000  $ 1,017,000  $ 1,452,000

Earnings per common
  share                    $ .10        $ .07        $ .11        $ .16

Weighted average number
  of shares              8,910,000    9,101,000    8,885,000    9,144,000


See accompanying notes to the consolidated financial statements.






                                    5

                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)
                                                    Six months ended
                                                  March 29,    March 30
                                                    1997        1996
Cash flows from operating activities:
 Net earnings                                   $ 1,017,000  $ 1,452,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                        8,241,000    7,648,000
   Amortization of intangibles and deferred
    costs                                           969,000      511,000
   Other adjustments                                 58,000      (19,000)
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable  (4,686,000)   1,449,000
     (Increase) decrease in inventories          (1,996,000)     320,000
     (Increase) decrease in prepaid expenses       (209,000)     264,000
     Increase (decrease) in accounts payable
      and accrued liabilities                     2,563,000   (1,553,000)
     Net cash provided by operating activities    5,957,000   10,072,000

Cash flows from investing activities:
 Purchases of property, plant and equipment      (6,927,000)  (6,060,000)
  Payments for purchases of companies, net of
    cash acquired and debt assumed              (19,052,000)        -
  Proceeds from investments held to maturity      6,075,000      350,000
  Payments for investments held to maturity            -      (1,750,000)
  Proceeds from investments available for sale    1,710,000    3,465,000
  Payments for investments available for sale          -      (2,558,000)
 Proceeds from sale of property and equipment       134,000       81,000
  Other                                             (74,000)     (35,000)
    Net cash used in investing activities       (18,134,000)  (6,507,000)

Cash flows from financing activities:
 Proceeds from short-term borrowing               2,000,000         -
 Proceeds from issuance of common stock             120,000      122,000
 Payments to repurchase common stock                   -      (2,910,000)
 Payments of long-term debt                          (4,000)     (18,000)
    Net cash provided by (used in)
      financing activities                        2,116,000   (2,806,000)

    Net (decrease) increase in cash
     and cash equivalents                       (10,061,000)     759,000
Cash and cash equivalents at beginning of period 10,547,000   10,696,000
Cash and cash equivalents at end of period      $   486,000  $11,455,000

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

            The results of operations for the three months and six months ended March 29, 1997 and March 30, 1996 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian ice products are generally higher in the third and fourth quarters due to seasonal factors.

            While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

Note 2 Earnings per Share ("EPS")are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options). The Financial Accounting Standards Board ("FASB") has issued a Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Once effective, this new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

            The adoption of this new standard is not expected to have a material impact on the disclosure of EPS. The effect of adopting this new standard has not been determined.






                                            7
Note 3      Inventories consist of the following:

                                       March 29,     September 28,
                                         1997            1996

            Finished goods            $ 7,743,000      $ 5,534,000
            Raw materials               2,216,000        1,387,000
            Packaging materials         2,188,000        2,009,000
            Equipment parts & other     2,346,000        2,346,000
                                      $14,493,000      $11,276,000


Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's investment securities available for sale and held to maturity at March 29, 1997 are summarized as follows:


                                           Gross       Gross     Fair
                                Amortized Unrealized  Unrealized  Market
                                   Cost     Gains       Losses    Value
Available for Sale Securities
 Equity Securities              $     -     $12,000   $   -       $   12,000
 Corporate Debt Securities         495,000     -         7,000       488,000
 Municipal Government Securities      -        -          -             -
                                $  495,000  $12,000   $  7,000    $  500,000

Held to Maturity Securities
 Corporate Debt Securities      $  981,000  $ 4,000   $ 16,000    $  969,000
 Municipal Government Securities 1,930,000    3,000     53,000     1,880,000
 Other                             500,000     -          -          500,000
                                $3,411,000  $ 7,000   $ 69,000    $3,349,000


       The amortized cost, unrealized gains and losses, and fair market values of the Company's investment securities available for sale and held to maturity at September 28, 1996 are summarized as follows:

                                            Gross       Gross     Fair
                                Amortized Unrealized  Unrealized  Market
                                   Cost     Gains       Losses    Value

Available for sale securities
 Equity securities              $     -     $ 9,000 $   -      $    9,000
 Corporate debt securities         495,000     -      52,000      443,000
 Municipal government securities 1,712,000    6,000    2,000    1,716,000
                                $2,207,000  $15,000 $ 54,000   $2,168,000

Held to maturity securities
 Corporate debt securities      $  992,000  $ 9,000 $  8,000   $  993,000
 Municipal government securities 8,005,000   28,000   67,000    7,966,000
 Other                             500,000     -        -         500,000
                                $9,497 000 $ 37,000 $ 75,000   $9,459,000


                                   8
Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Liquidity and Capital Resources

       The Company's cash expected to be provided by future operations and its available lines of credit are its primary sources of short term liquidity.
The Company believes that these sources, along with its borrowing capacity, are sufficient to fund future growth and expansion.

       In the six months ended March 29, 1997, the devaluation of the Mexican peso caused a reduction of $63,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

       In January 1997, the Company acquired the assets of Mama Tish's International Foods for the assumption of some of its liabilities. Mama Tish is a manufacturer and distributor of Italian ices, sorbets and other frozen juice products with annual sales of approximately $15 million.

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

       Available to the Company are unsecured general purpose bank lines of credit totalling $30,000,000. Borrowings under the lines at March 29, 1997 were $2,000,000.

Results of Operations

       Net sales increased $8,167,000 or 19% to $50,305,000 for the three months and $8,905,000 or 10% to $93,906,000 for the six months ended March 29, 1997 compared to the six months ended March 30, 1996. Excluding sales of acquired businesses, net sales increased $3,526,000 or 8% for the three months and $2,244,000 or 3% for the six months.

       Sales to food service customers increased $4,344,000 or 22% in the second quarter to $24,044,000 and $3,658,000 or 9% for the six months. Excluding sales of acquired businesses, sales to food service customers increased $1,172,000 or 6% for the quarter and decreased $737,000 or 2% for the six months. All of the $737,000 sales decrease was the result of non recurring equipment sales in last year's first quarter. Soft pretzel sales to the food service market increased 12% to $14,840,000 in the second quarter and 5% to $29,295,000 in the six months. Excluding sales of acquired businesses, food service soft pretzel sales increased $428,000 or 3% in the second quarter and decreased $455,000 or 2% in the six month period. Two customers accounted for all of the six months' sales decrease. Italian ice

                                9

and frozen juice treat and dessert sales increased 89% to $5,639,000 in the three months and 56% to $9,167,000 in the six months. Over 70% of the Italian ice and frozen juice and dessert sales increase was from sales of acquired businesses. Churro sales to food service customers decreased 8% to $2,379,000 in the second quarter and 2% to $4,848,000 in the six months.

       Sales of products to retail supermarkets increased $1,109,000 or 12% to $10,316,000 in the second quarter and 8% to $17,742,000 in the first half. Excluding sales of acquired businesses, sales to retail supermarkets were flat in the quarter and up 1% for the six months. Soft pretzel sales for the second quarter and six months were up 8% to $7,647,000 and $13,972,000, respectively, due to increased distribution of CINNAMON RAISIN MINI'S and sales of an acquired business. SOFTSTIX sales decreased $228,000 to $582,000 or 28% in the second quarter and $460,000 or 29% in the six months. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX and CINNAMON RAISIN, decreased 9% in the second quarter and 6% for the six months. Sales of Italian ice increased $408,000 or 22% to $2,287,000 in the second quarter and $107,000 or 3% to $3,170,000 in the first half due to sales of Mama Tish International Foods, which was acquired during the second quarter. Excluding sales of Mama Tish, Italian ice sales were down 3% in the quarter and 12% in the first half.

       Frozen carbonated beverage and related product sales increased $135,000 or 2% to $9,013,000 in the second quarter and decreased $63,000 or less than 1% to $17,303,000 in the six months. Beverage and beverage cup and lid sales alone decreased 4% in both the second quarter and first half to $8,098,000 and $15,767,000, respectively. Excluding last year's unusually high level of promotional cup sales to one customer and a pricing adjustment, beverage and beverage cup and lid sales increased 16% for the second quarter and 5% for the six months.

       Bakery sales increased $1,951,000 or 93% to $4,055,000 in the second quarter and $2,942,000 or 80% to $6,624,000 in the first six months due to increased product sales to one customer.

       Sales of our Bavarian Pretzel Bakery increased 28% to $2,877,000 in the second quarter and 21% to $6,503,000 in the six month period due primarily to sales of an acquired business.

       Gross profit as a percentage of sales decreased to48 % in the current three and six month periods from 49% in the corresponding periods last year. This gross profit percentage decrease is primarily attributable to lower gross profit percentages of acquired businesses and the increased bakery sales.

       Total operating expenses increased $3,139,000 in the second quarter but as a percentage of sales decreased to 46% from 47% in last year's same quarter. For the first half, operating expenses increased $4,051,000 and as a percentage of sales were 47% in both year's period. Marketing expenses decreased to 31% of sales in this year's quarter from 32% last year and were 32% of sales in both six month periods. Distribution expenses decreased to 9% of sales in this year's second quarter from 10% of sales last year and

                                10
were 10% of sales this year and last for the six month period. The decrease in distribution expenses as a percent of sales in this year's second quarter resulted from a one time settlement with a freight carrier.

       Operating income increased $699,000 or 100% to $1,396,000 in the second quarter and $237,000 or 14% to $1,400,000 in the first half. Excluding a pricing adjustment to frozen carbonated beverage sales in last year's second quarter and a one time settlement with a freight carrier in this year's second quarter, operating income increased $874,000 in the second quarter and decreased $62,000 in the first half.

       Investment income decreased $224,000 to $141,000 in the second quarter and $380,000 to $396,000 in the six months due primarily to sharply lower levels of investable funds which were used to pay for acquisitions.

       Interest expense increased $31,000 and $24,000 in the quarter and six months, respectively due to increased borrowings.

       The effective income tax rate has been estimated at 37% in this year's periods compared to 35% in both periods last year. The increased rate is caused by a lower amount of tax free income in the current year.

       Net earnings increased $281,000 or 45% in the current three month period to $906,000 and decreased $435,000 or 30% in the current six month period to $1,017,000.





























                                11

                   Part II.  OTHER INFORMATION



Item 1.  Legal Proceedings

      In April 1997, a jury in Los Angeles, California returned a verdict against the Company for $1.7 million compensatory plus $2.5 million punitive damages in litigation brought by a former employee alleging same sex harassment by a Company supervisor. The Company has subsequently settled the case for an amount substantially less than the amount awarded. The Company believes it is likely it will recover its settlement costs from its insurance carrier who failed to settle the case within policy limits.


Item 4.  Submission of Matters to a Vote of Security Holders

      The results of voting at the Annual Meeting of Shareholders held on February 5, 1997 is as follows:
                                         Votes Cast                Absentees and
      Matter                           For     Against   Withheld   Broker
                                                                   Non Votes

Election of Dennis G. Moore
 as Director                          7,871,183     -      464,127         -
Election of Robert M. Radano
 as Director                          7,871,183     -      464,127         -
Amendment to the Company's
 1992 Stock Option Plan
 increasing the maximum number
 of shares issuable under the
 Plan by 500,000 shares to a
 total of 1,500,000 shares            4,753,700 1,929,241  270,700    1,381,669


      The Company had 8,749,970 shares outstanding on December 9, 1996, the record date.


Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits - None

      b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 29, 1997.









                                 12




                            SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  May 8, 1997                /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



Dated:  May 8, 1997                /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer

























                                 13







                             SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  May 8, 1997
                                   Gerald B. Shreiber
                                   President



Dated:  May 8, 1997
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer