Form 10-Q
period 1997-06-28
J&J SNACK FOODS CORP
filed 1997-08-13
CIK 785956

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q
                                (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 28, 1997

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

          [X] Yes                             [ ] No

As of July 21, 1997, there were 8,831,128 shares of the Registrant's Common Stock outstanding.




                                 INDEX

                                                               Page
                                                              Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - June 28, 1997 and
             September 28, 1996.................................   3

          Consolidated Statements of Earnings - Three Months and
             Nine Months Ended June 28, 1997 and June 29, 1996..   5

          Consolidated Statements of Cash Flows - Nine Months
             Ended June 28, 1997 and June 29, 1996..............   6

          Notes to the Consolidated Financial Statements........   7

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............   9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K................... 12


















                   PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

             ASSETS                     June 28,         September 28,
                                          1997               1996
                                      (Unaudited)
Current assets
  Cash and cash equivalents           $     32,000       $ 10,547,000
  Marketable securities available
    for sale                                  -             1,217,000
  Accounts receivable                   29,596,000         18,202,000
  Inventories                           14,412,000         11,276,000
  Prepaid expenses and deposits            763,000            980,000
                                        44,803,000         42,222,000
Property, plant and equipment,
  at cost
  Land                                     819,000            819,000
  Buildings                              5,119,000          5,119,000
  Plant machinery and equipment         51,841,000         41,158,000
  Marketing equipment                   87,350,000         81,144,000
  Transportation equipment               1,817,000          1,754,000
  Office equipment                       4,535,000          3,727,000
  Improvements                           7,743,000          7,053,000
  Construction in progress               2,187,000          1,326,000
                                       161,411,000        142,100,000

    Less accumulated depreciation
     and amortization                   93,735,000         83,890,000

                                        67,676,000         58,210,000
Other assets
  Goodwill, trademarks and rights,
    less accumulated amortization       20,347,000          9,326,000
  Long term investment securities
    available for sale                     495,000            990,000
  Long term investment securities
    held to maturity                     3,371,000          9,497,000
  Sundry                                 2,824,000          2,883,000
                                        27,037,000         22,696,000

                                      $139,516,000       $123,128,000

See accompanying notes to the consolidated financial statements.

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

    LIABILITIES AND                       June 28,     September 28,
  STOCKHOLDERS' EQUITY                      1997           1996
                                        (Unaudited)



Current liabilities
 Short-term borrowings                  $  1,500,000   $       -
 Current maturities of long-
    term debt                                  8,000          8,000
 Accounts payable                         18,457,000     10,394,000
 Accrued liabilities                       9,225,000      7,038,000

                                          29,190,000     17,440,000


Long-term debt, less current
 maturities                                5,004,000      5,010,000
Deferred income                              550,000        567,000
Deferred income taxes                      3,403,000      3,403,000

Stockholders' equity
 Capital stock
   Preferred, $1 par value;
     authorized, 5,000,000
     shares; none issued                        -              -
   Common, no par value;
     authorized, 25,000,000
     shares; issued and
     outstanding, 8,797,000 and
     8,749,000, respectively              36,374,000     35,818,000
 Foreign currency translation
   adjustment                             (1,426,000)    (1,356,000)
 Retained earnings                        66,421,000     62,246,000

                                         101,369,000     96,708,000
                                        $139,516,000   $123,128,000


See accompanying notes to the consolidated financial statements.

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS

                              (Unaudited)
                          Three months ended        Nine months ended
                         June 28,     June 29,     June 28,    June 29,
                           1997         1996         1997        1996

Net Sales              $63,448,000  $49,091,000 $157,354,000 $134,092,000

Cost of goods sold      32,404,000   24,805,000   80,771,000   68,081,000

  Gross profit          31,044,000   24,286,000   76,583,000   66,011,000

Operating expenses
  Marketing             17,764,000   15,180,000   47,826,000   42,645,000
  Distribution           5,263,000    4,439,000   14,380,000   12,923,000
  Administrative         2,619,000    1,776,000    6,797,000    5,500,000
  Amortization of
   intangibles and
   deferred costs          451,000      230,000    1,233,000      645,000
                        26,097,000   21,625,000   70,236,000   61,713,000

  Operating income       4,947,000    2,661,000    6,347,000    4,298,000

Other income (deductions)
  Investment income         94,000      328,000      490,000    1,104,000
  Interest expense        (111,000)     (89,000)    (326,000)    (280,000)
  Sundry                    83,000      (30,000)     116,000      (26,000)

  Earnings before
   income taxes          5,013,000    2,870,000    6,627,000    5,096,000

Income taxes             1,855,000    1,020,000    2,452,000    1,794,000

  NET EARNINGS         $ 3,158,000  $ 1,850,000 $  4,175,000 $  3,302,000

Earnings per common
  share                     $ .35        $ .21        $ .47        $ .36

Weighted average number
  of shares              9,003,000    8,921,000    8,924,000    9,144,000

See accompanying notes to the consolidated financial statements.

              J & J SNACK FOODS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)
                                                   Nine months ended
                                                  June 28,      June 29,
                                                    1997          1996
Cash flows from operating activities:
 Net earnings                                   $ 4,175,000  $ 3,302,000
Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization of fixed
    assets                                       12,532,000   11,566,000
   Amortization of intangibles and deferred
    costs                                         1,454,000      900,000
   Gain from disposals of property &
    equipment                                       (12,000)     (17,000)
   Other adjustments                                 12,000      221,000
   Changes in assets and liabilities
     Increase in accounts receivable            (10,209,000)    (495,000)
     Increase in inventories                     (1,803,000)    (780,000)
     Decrease in prepaid expenses                   264,000      559,000
     Increase (decrease) in accounts payable
       and accrued liabilities                    6,394,000   (1,621,000)
     Net cash provided by operating activities   12,807,000   13,635,000

Cash flows from investing activities:
 Purchases of property, plant and equipment (14,147,000) (10,214,000) Payments for purchase of companies, net of
   cash acquired and debt assumed               (18,873,000)  (2,637,000)
  Proceeds from investments held to maturity      6,116,000      410,000
  Payments for investments held to maturity            -      (2,750,000)
  Proceeds from investments available for sale    1,710,000    4,152,000
  Payments for investments available for sale          -      (4,393,000)
  Proceeds from sale of property and equipment      187,000      156,000
  Other                                            (205,000)    (475,000)
    Net cash used in investing activities       (25,212,000) (15,751,000)

Cash flows from financing activities:
 Proceeds from short-term borrowing               1,500,000         -
 Proceeds from issuance of common stock             396,000      139,000
 Payments to repurchase common stock                   -      (4,149,000)
 Payments of long-term debt                          (6,000)     (30,000)
    Net cash used in financing activities         1,890,000   (4,040,000)

    Net increase (decrease) in cash and
     cash equivalents                           (10,515,000)  (6,156,000)

Cash and cash equivalents at beginning of period 10,547,000   10,696,000
Cash and cash equivalents at end of period      $    32,000  $ 4,540,000

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

            The results of operations for the three months and nine months ended June 28, 1997 and June 29, 1996 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian ice products are generally higher in the third and fourth quarters due to seasonal factors.

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

            The Financial Accou nting St andards Board ("FASB") has issued a Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, which is effective for financial statements issued after Dec ember 15, 1997. Once effective, this new standard eliminates primary and fully diluted EPS and instead requires presentation of basic and diluted EPS in conjunction with the disclosure of the methodology used in computing such EPS. Basic
            EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS takes into consideration the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

            The adoption of this new standard is not expected to have a material impact on the disclosure of EPS. The effect of adopting this new standard has not been determined.

Note 3      Inventories consist of the following:

                                       June 28,       September 28,
                                         1997             1996

            Finished goods           $ 7,642,000       $ 5,534,000
            Raw materials              1,839,000         1,387,000
            Packaging materials        2,570,000         2,009,000
            Equipment parts & other    2,361,000         2,346,000
                                     $14,412,000       $11,276,000

Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's investment securities available for sale and held to maturity at June 28, 1997 are summarized as follows:

                                             Gross      Gross     Fair
                                Amortized Unrealized Unrealized  Market
                                   Cost     Gains      Losses    Value
Available for Sale Securities
 Equity Securities              $     -     $12,000  $   -    $   12,000
 Corporate Debt Securities         495,000     -        8,000    487,000
 Municipal Government Securities      -        -          -          -
                                $  495,000  $12,000  $  8,000 $  499,000
Held to Maturity Securities
 Corporate Debt Securities      $  976,000  $ 1,000  $   -    $  977,000
 Municipal Government Securities 1,895,000    3,000    29,000  1,869,000
 Other                             500,000     -         -       500,000
                                $3,371,000  $ 4,000  $ 29,000 $3,346,000

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

      In the nine months ended June 28, 1997, the devaluation of the Mexican peso caused a reduction of $70,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

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

      Available to the Company are unsecured general purpose bank lines of credit totalling $30,000,000. Borrowings under the lines at June 28, 1997 were $1,500,000.

Results of Operations

      Net sales increased $14,357,000 or 29% to $63,448,000 for the three months and $23,262,000 or 17% to $157,354,000 for the nine months ended June 28, 1997 compared to the nine months ended June 29, 1996. Excluding sales of acquired businesses, net sales increased $7,025,000 or 14% for the three months and $9,269,000 or 7% for the nine months.

      Sales to food service customers increased $8,766,000 or 41% in the third quarter to $29,940,000 and $12,424,000 or 20% for the nine months. Excluding sales of acquired businesses, sales to food service customers increased $2,722,000 or 13% for the quarter and increased $1,985,000 or 3% for the nine months. Soft pretzel sales to the food service market increased 8% to $14,183,000 in the third quarter and 6% to $43,478,000 in the nine months. Excluding sales of acquired businesses, food service soft pretzel sales increased $134,000 or 1% in the third quarter and decreased $321,000 or 1% in the nine month period. Italian ice and frozen juice treat and dessert sales increased 160% to $11,363,000 in the three months and 100% to $20,530,000 in the nine months. Approximately 75% of the Italian ice and frozen juice and dessert sales increase was from sales of acquired businesses. Churro sales to food service customers increased 9% to $2,807,000 in the third quarter and 2% to $7,655,000 in the nine months.

      Sales of products to retail supermarkets increased $644,000 or 6% to $11,105,000 in the third quarter and 7% to $28,847,000 in the nine months. Excluding sales of acquired businesses, sales to retail supermarkets were down 6% in the quarter and 3% for the nine months. Soft pretzel sales for the third quarter were down 2% and for the nine months were up 5% from last year to
$4,898,000 and $18,870,000, respectively.   SOFTSTIX sales decreased $67,000
or 17% to $337,000 in the third quarter and $527,000 or 26% in the nine months. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX and CINNAMON RAISIN, decreased 11% in the third quarter and 8% for the nine months. Sales of Italian ice increased $609,000 or 12% to $5,879,000 in the third quarter and $716,000 or 9% to $9,049,000 in the nine months due to sales of Mama Tish International Foods, which was acquired during the second quarter. Excluding sales of Mama Tish, Italian ice sales were down 6% in the quarter and 8% in the nine months.

      Frozen carbonated beverage and related product sales increased
$1,226,000  or 10% to $14,039,000 in the third quarter and $1,163,000 or 4% to
$31,342,000 in the nine months. Beverage and beverage cup and lid sales alone increased 4% in the third quarter and decreased less than 1% in the nine months
to $12,498,000 and $28,265,000, respectively.   Excluding last year's unusually
high level of promotional cup sales to one customer and a pricing adjustment, beverage and beverage cup and lid sales increased 4% for the nine months.

      Bakery sales increased $3,384,000 or 156% to $5,547,000 in the third quarter and $6,326,000 or 108% to $12,171,000 in the first nine months due to increased product sales to one customer.

      Sales of our Bavarian Pretzel Bakery increased 14% to $2,817,000 in the third quarter and 18% to $9,320,000 in the nine month period. Excluding sales of an acquired business, sales were up 11% in the third quarter and 8% in the nine months.

      Gross profit as a percentage of sales was 49% in all periods reported.

      Total operating expenses increased $4,472,000 in the third quarter and as a percentage of sales decreased to 41% from 44% in last year's same quarter. For the nine months, operating expenses increased $8,523,000 and as a percentage of sales decreased to 45% from 46% last year. Marketing expenses decreased to 28% of sales in this year's third quarter from 31% last year and to 30% of sales in the nine month period this year from 32% last year. Distribution expenses decreased to 8% of sales in this year's third quarter from 9% of sales last year and to 9% of sales in this year's nine month period from 10% in the year ago period. The declines in marketing and distribution expenses as a percentage of sales were due primarily to overhead efficiencies resulting from higher sales levels. Administration expenses were 4% of sales in all periods.

      Operating income increased $2,286,000 or 86% to $4,947,000 in the third quarter and $2,049,000 or 48% to $6,347,000 in the nine months.

      Investment income decreased $234,000 or 71% in the third quarter and $614,000 or 56% in the nine months due to sharply lower levels of investable funds which were used to pay for acquisitions. Interest expense increased $22,000 and $46,000 in the quarter and nine months, respectively due to increased borrowings.

      The effective income tax rate has been estimated at 37% in this year's periods compared to 36% and 35% respectively in last year's third quarter and nine months. The increased rate is caused by a lower amount of tax free income in the current year.

      Net earnings increased $1,308,000 or 71% in the current three month period to $3,158,000 and $873,000 or 26% in the current nine month period to $4,175,000.

                     Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits - None

      b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended June 28, 1997.

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  August 12, 1997            /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President




Dated:  August 12, 1997            /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer

                            SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   J & J SNACK FOODS CORP.



Dated:  August 12, 1997
                                   Gerald B. Shreiber
                                   President



Dated:  August 12, 1997
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer




















                                 13