Form 10-K
period 1997-09-27
J&J SNACK FOODS CORP
filed 1997-12-19
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended September 27, 1997

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

     As of November 30, 1997, the latest practicable date, 8,872,067 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $94,612,310, based on the last price on that date of $16.25 per share, which is an average of bid and asked prices.

               DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's 1997 Annual Report to Shareholders for the fiscal year ended September 27, 1997 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 4, 1998 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.



                     J & J SNACK FOODS CORP.
                  1997 FORM 10-K ANNUAL REPORT
                        TABLE OF CONTENTS


                               PART I

                                                            Page

Item 1       Business ...................................      1

Item 2       Properties .................................      8

Item 3       Legal Proceedings ..........................      9

Item 4       Submission Of Matters To A Vote Of
             Security Holders ...........................      9

             Executive Officers Of The Registrant .......     10

                            PART II

Item 5       Market For Registrant's Common
             Stock And Related Stockholder
             Matters ....................................     11

Item 6       Selected Financial Data ....................     11

Item 7       Management's Discussion And Analysis
             Of Financial Condition And Results
             Of Operations ..............................     11

Item 8       Financial Statements And Supplementary
             Data .......................................     11

Item 9       Changes In And Disagreements With
             Accountants On Accounting And
             Financial Disclosure........................     12

                            PART III

Item 10      Directors And Executive Officers Of
             The Registrant .............................     13

Item 11      Executive Compensation .....................     13

Item 12      Security Ownership Of Certain Bene-
             ficial Owners And Management ...............     13

Item 13      Certain Relationships And Related
             Transactions ...............................     13

                            PART IV

Item 14      Exhibits, Financial Statement
             Schedules And Reports On Form 8-K ..........     14


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

Products

Soft Pretzels

     The Company's soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. The Company sells its soft pretzels to the food service and the retail supermarket industries and direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA. Soft pretzel sales amounted to 40% and 45% of the Company's revenue in fiscals 1997 and 1996, respectively.

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

Frozen Carbonated Beverages

     The Company markets, through its direct sales force, frozen carbonated beverages to the food service industry under the names ICEE and ARCTIC BLAST in fifteen western states, Mexico and Canada and under the trade names FROZEN COKE and ARCTIC BLAST in thirty two midwestern and eastern states and direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. Frozen carbonated beverage sales amounted to 20% of revenue in fiscal 1997 and 23% of revenue in fiscal 1996. Under the Company's marketing program, it installs frozen carbonated beverage dispensers at customer locations and thereafter services the machines, provides customers with ingredients required for production of the frozen carbonated beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen carbonated beverages.

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

                        Company Owned   Customer Owned      Total
September 30, 1995         7,157            1,107           8,264
September 28, 1996         7,823              901           8,724
September 27, 1997         8,546              711           9,257

     As a result of the acquisition of a controlling interest in National ICEE Corporation on December 8, 1997, the Company now has the rights to market and distribute frozen carbonated beverages under the name ICEE to all of the Continental United States, except for portions of four states. The Company now services a total of approximately 17,500 Company owned and customer owned dispensers.


Frozen Juice Treats and Desserts

     The Company's frozen juice treats and desserts are marketed under the SUPER JUICE, FROSTAR, SHAPE-UPS, MAZZONE'S, MAMA TISH'S and LUIGI'S brand names to the food service and to the retail supermarket industries. Frozen juice treat and dessert sales were 19% and 15% of the Company's revenue in fiscal years 1997 and 1996, respectively.

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

     LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and Sorbets are sold to the foodservice and to the retail supermarket industries. They are manufactured from water, sweeteners and fruit juice concentrates in various flavors and are packaged in plastic cups for retail supermarket and foodservice and in four and eight ounce squeeze up tubes for foodservice.


Churros

     The Company sells frozen churros under the TIO PEPE'S brand name to both the food service and retail supermarket industries, primarily in the Western and Southwestern United States. Churro sales were 5% and 6% of the Company's sales in fiscal 1997 and 1996, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.


Baked Goods

     The Company has a contract and private label bakery business which manufactures cookies, muffins and other baked goods for third parties. In addition, the Company produces and markets these products under its own brand names, including DANISH MILL and PRETZELCOOKIE. Baked goods sales amounted to 8% and 4% of the Company's sales in fiscals 1997 and 1996, respectively.


Other Products

     The Company also markets to the food service industry and direct to the public other products including soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, popcorn sold under the AIRPOPT brand name, as well as smaller amounts of various other food products. In addition, J & J manufactures and markets machines and machine parts for sale primarily to other food and beverage companies.


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

     The Company's customers in the food service industry include snack bars and food stands in chain, department and discount stores such as KMart, Walmart, Bradlees, Caldor, Target and Venture Stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Opryland, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM, White Hen Pantry and Wawa; movie theatres; warehouse club stores such as Sam's Club, Price Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Hot Sam. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Ogden, Service America, Sportservice, Marriott and Volume Services. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

     The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and sorbets and various secondary brands. Within the retail supermarket industry, the Company's frozen and prepackaged products are purchased by the consumer for consumption at home.


Marketing and Distribution

     The Company has developed a national marketing program for its products. For food service customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen carbonated beverage dispensers and other merchandising equipment for the individual customer's requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company's ongoing advertising and promotional campaigns for its retail supermarket products include trade shows, newspaper advertisements with coupons, and in-store demonstrations and, periodically, television advertisements.

     The Company's products are sold through a network of about 160 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. The Company maintains warehouse and distribution facilities in Pennsauken, New Jersey; Vernon (Los Angeles) California; Cicero, Illinois; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; and Solon, Ohio. Frozen carbonated beverages are distributed from 38 warehouse and distribution facilities located in 22 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. As a result of the acquisition of a controlling interest in National ICEE Corporation on December 8, 1997, frozen carbonated beverages are distributed from an additional 60 warehouse and distribution facilities located in 21 states. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.


Seasonality

     The Company's sales are seasonal because frozen carbonated beverage sales and Italian ice sales are generally higher during the warmer months and sales of the Company's retail stores are generally higher in the Company's first quarter during the holiday shopping season.


Trademarks and Patents

     The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES and SOFTSTIX for its soft pretzel products; FROSTAR, SHAPE-UPS, MAZZONE'S, MAMA TISH'S and LUIGI'S for its frozen juice treats and desserts; TIO PEPE'S for its churros;
ARCTIC BLAST for its frozen carbonated beverages; FUNNEL CAKE FACTORY for its funnel cake products, PRIDE O' THE FARM for its cookies, muffins and other baked goods; and TANGO WHIP for its whipped fruit drinks. The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

     Taking into account the acquisition of a controlling interest in National ICEE Corporation on December 8, 1997, the Company markets frozen carbonated beverages under the trademark ICEE in all of the Continental United States, except for portions of four states, and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

     The Company has four patents related to frozen carbonated beverage dispensers, including a countertop unit. One expires in 2005 and three expire in 2006. The Company also has two process patents for dessert products which expire in 2010 and 2012.


Supplies

     The Company's manufactured products are produced from raw materials which are readily available from numerous sources.
With the exception of the Company's soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company's manufacturing equipment is readily available from various sources. Syrup for frozen carbonated beverages is purchased from the Coca Cola Company, the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen carbonated beverage dispensing machines are manufactured internally and purchased from other sources. Frozen carbonated beverage dispensers are purchased from IMI Cornelius, Inc.


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

     In Frozen Carbonated Beverages the Company competes directly with other frozen carbonated beverage companies. These include several companies which have the right to use the ICEE name in portions of four states. There are many other regional frozen carbonated beverage competitors throughout the country and one large retail chain which uses its own frozen carbonated beverage brand.

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


Employees

     The Company had approximately 1,700 full and part time employees as of September 27, 1997. Certain production and distribution employees at the Pennsauken plant are covered by a collective bargaining agreement which expires in September 1999. Production employees at the Cicero plant are covered by a collective bargaining agreement which expires in September 1998. The Company considers its employee relations to be good.


Year 2000

     The Company anticipates that its computer systems and applications will be modified for the year 2000 by the end of calendar year 1998. The Company anticipates the cost of conversion to be included as part of its normal ongoing systems' maintenance cost.


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

     The Company's primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2010. The manufacturing facility operates at approximately 60% of capacity.

     The Company owns a 52,700 square foot building located on five acres in Chicago Heights, Illinois which is leased to a third party.

     The Company owns a 26,000 square foot frozen juice treat and dessert manufacturing facility located on three acres in Scranton, Pennsylvania. Construction to expand the facility to 45,000 square feet began in October 1997 with an expected completion date of Spring 1998.

     The  Company  leases  a 9,000 square foot  Italian  ice  and frozen dessert manufacturing facility in Cicero, Illinois through
May  1998.   The  facility  operates  at  approximately  50%   of
capacity.

     The  Company  leases  a  29,635  square  foot  soft  pretzel
manufacturing  facility located in Hatfield,  Pennsylvania.   The
lease   runs   through  June  2017.  The  facility  operates   at
approximately two thirds of capacity.

     The  Company  leases  a  19,200  square  foot  soft  pretzel
manufacturing facility located in Carrollton, Texas.   The  lease
runs through February 1999. The facility operates at less than 50% of capacity.

     The  Company's  Bavarian  Pretzel  Bakery  headquarters  and warehouse  and distribution facilities are located  in  a  11,000 square foot owned building in Lancaster, Pennsylvania.

     The Company owns a 25,000 square foot facility located on 11 acres in Hatfield, Pennsylvania which is currently vacant.

     The Company also leases 100 warehouse and distribution facilities.


Item 3.  Legal Proceedings

     The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


Item 4.  Submission Of Matters To A Vote Of Security Holders

     None.



              EXECUTIVE OFFICERS OF THE REGISTRANT


     The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 4, 1998 or until their successors are duly elected.

      Name             Age            Position

Gerald B. Shreiber     56      Chairman of the Board, President,
                                 Chief Executive Officer and
                                 Director
Dennis G. Moore        42      Senior Vice President, Chief
                                 Financial Officer, Secretary,
                                 Treasurer and Director
Robert M. Radano       48      Senior Vice President, Sales,
                                 Chief Operating Officer and
                                 Director
Robyn Shreiber Cook    37      Senior Vice President
Dan   Fachner          37      President  of  ICEE-USA  Corp.
                                 Subsidiary

     Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief
Executive Officer since its inception in 1971. His term as a director expires in 2000.

     Dennis G. Moore joined the Company in 1984. He served in various controllership functions prior to becoming the Chief
Financial Officer in June 1992. His term as a director expires in 2002.

     Robert M. Radano joined the Company in 1972 and in May 1996 was named Chief Operating Officer of the Company. Prior to becoming Chief Operating Officer, he was Senior Vice President, Sales responsible for national foodservice sales of J & J. His term as a director expires in 2001.

     Robyn Shreiber Cook joined the Company in 1982 and in February 1996 was named Senior Vice President, West with operating and sales responsibilities for the Company's West Coast foodservice and bakery business. Prior to becoming Senior Vice President, West she was responsible for Western region food service sales.

     Dan Fachner has been an employee of ICEE-USA Corp., which was acquired by the Company in May 1987, since 1979. He was named
Senior  Vice President of ICEE-USA Corp. in April 1994 and became
President in May 1997.


                            PART II

Item 5.  Market For Registrant's Common Stock And
         Related Stockholder Matters

     The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 28, 1996 and September 27, 1997.
                                               High       Low

Fiscal 1996
   First qarter ended December 30, 1995       13-1/4    11
   Second quarter ended March 30, 1996        12-3/4    11
   Third quarter ended June 29, 1996          13-3/4    11-3/8
   Fourth quarter ended September 28, 1996    12-1/8     9-7/8

Fiscal 1997
   First quarter ended December 28, 1996      14-1/8    10-5/8
   Second quarter ended March 29, 1997        14-1/8    10-1/2
   Third quarter ended June 28, 1996          16-1/8    11-1/4
   Fourth quarter ended September 27, 1997    17-1/4    14-1/2

     On November 30, 1997, there were 8,872,067 shares of common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

     The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.


Item 6.  Selected Financial Data

     The  information  set  forth under  the  caption  "Financial
Highlights"  of  the  1997  Annual  Report  to  Shareholders   is
incorporated herein by reference.


Item 7.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations

     The  information  set forth under the caption  "Management's
Discussion  and  Analysis of Financial Condition and  Results  of
Operations"  of  the  1997  Annual  Report  to  Shareholders   is
incorporated herein by reference.


Item 8.  Financial Statements And Supplementary Data

     The following consolidated financial statements of the Company set forth in the 1997 Annual Report to Shareholders are incorporated herein by reference:

     Consolidated Balance Sheets as of September 27, 1997 and
        September 28, 1996
     Consolidated Statements of Earnings for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995
     Consolidated Statement of Stockholders' Equity for the three fiscal years ended September 27, 1997
     Consolidated Statements of Cash Flows for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995
     Notes to Consolidated Financial Statements
     Report of Independent Certified Public Accountants


Item 9.  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure

     None.


                           PART III

Item 10.  Directors And Executive Officers Of The Registrant

     Information concerning directors, appearing under the captions "Information Concerning Nominee For Election To Board" and "Information Concerning Continuing Directors And Executive Officers" in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 4, 1998, is incorporated herein by reference. Information concerning the executive officers is included on page 10 following Item 4 in
Part I hereof.


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



                            PART IV

Item 14.  Exhibits, Financial Statement Schedules And
          Reports On Form 8-K

 (a)Financial Statements

         The following are incorporated by reference in Part II of this report:

         Report of Independent Certified Public Accountants Consolidated Balance Sheets as of September 27, 1997 and
            September 28, 1996
         Consolidated Statements of Earnings for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995
         Consolidated Statement of Stockholders' Equity for the
            three fiscal years ended September 27, 1997
         Consolidated Statements of Cash Flows for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995
         Notes to Consolidated Financial Statements

     Financial Statement Schedule

          The following are included in Part IV of this report:


                                                             Page
          Report of Independent Certified Public Account-
            ants on Schedule                                   17
          Schedule:
            II. Valuation and Qualifying Accounts              18

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

      10.2*  J & J Snack Foods Corp. Stock Option Plan.
             (Incorporated by reference from the Company's Form
             S-8 dated July 24, 1992, file no. 33-50036.)

      10.3*  J & J Snack Foods Corp. 401(K) Profit Sharing Plan,
             As Amended, Effective January 1, 1989. Incorporated by reference from the Company's 10-K dated December
             18, 1992.)

      10.4*  First, Second and Third Amendments to the J&J Snack
             Foods Corp. 401(k)Profit Sharing Plan. (Incorporated by reference from the Company's 10-K dated December
             19, 1996).

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

      10.8*  J & J Snack Foods Corp. Employee Stock Purchase Plan
             (Incorporated by reference from the Company's Form
             S-8 dated May 16, 1996).

      11.1   Computation of Earnings Per Common Share.  (Page
             19.)

      13.1 Company's 1997 Annual Report to Shareholders (except for the captions and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Form 10-K.) (Page 20.)

      22.1   Subsidiaries of J & J Snack Foods Corp. (Page 53.)

      24.1   Consent of Independent Certified Public Accountants.
             (Page 54.)

*Compensatory Plan


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


                               J & J SNACK FOODS CORP.


December 19, 1997              By /s/ Gerald B. Shreiber
                                  Gerald B. Shreiber,
                                  Chairman of the Board,
                                  President, Chief Executive
                                  Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


December 19, 1997                 /s/ Robert M. Radano
                                  Robert M. Radano, Senior Vice
                                  President, Sales, Chief
                                  Operating Officer and Director


December 19, 1997                 /s/ Dennis G. Moore
                                  Dennis G. Moore, Senior Vice
                                  President, Chief Financial
                                  Officer and Director


December 19, 1997                 /s/ Stephen N. Frankel
                                  Stephen N. Frankel, Director


December 19, 1997                 /s/ Peter G. Stanley
                                  Peter G. Stanley, Director


December 19, 1997                 /s/ Leonard M. Lodish
                                  Leonard M. Lodish, Director


                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               J & J SNACK FOODS CORP.



December 19, 1997           By_______________________________
                              Gerald B. Shreiber,
                              Chairman of the Board,
                              President, Chief Executive
                              Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              _______________________________
December 19, 1997             Robert M. Radano
                              Senior Vice President, Sales,
                              Chief Operating Officer and
                              Director


                              _______________________________
December 19, 1997             Dennis G. Moore, Senior Vice
                              President, Chief Financial
                              Officer and Director


                              _______________________________
December 19, 1997             Stephen N. Frankel, Director


                              _______________________________
December 19, 1997             Peter G. Stanley, Director


                              ________________________________
December 19, 1997             Leonard M. Lodish, Director













                                       16








             REPORT OF INDEPENDENT CERTIFIED PUBLIC
                     ACCOUNTANTS ON SCHEDULE


Board of Directors
J & J Snack Foods Corp.


    In connection with our audit of the consolidated financial statements of J &

J Snack Foods Corp. and Subsidiaries referred to in our report dated November 4,

1997 (except for Note Q, as to which the date is December 8, 1997), which is included in the Annual Report to Shareholders and incorporated by reference in

Part II of this form, we have also audited Schedule II for each of the three years in the period ended September 27, 1997 (52 weeks, 53 weeks and 52 weeks,

respectively).  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                             GRANT THORNTON LLP




Philadelphia, Pennsylvania
November 4, 1997 (except for Note Q, as to which the date
                  is December 8, 1997)









                                       17



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Opening   Charged to              Closing
Year           Description            balance    expense   Deductions   balance

1997 Allowance for doubtful accounts  $257,000  $252,000  $117,000(1)  $392,000

1996 Allowance for doubtful accounts   271,000    64,000    78,000(1)   257,000

1995 Allowance for doubtful accounts   296,000    81,000   106,000(1)   271,000





__________
(1) Write-off uncollectible accounts receivable.









                                         18