Form 10-Q
period 1997-12-27
J&J SNACK FOODS CORP
filed 1998-02-10
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of  the  Securities
Exchange
Act of 1934

For the period ended December 27, 1997

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

          [X] Yes                             [ ] No

As of January 19, 1998, there were 8,889,810 shares of the Registrant's Common Stock outstanding.





                                  INDEX

                                                                  Page
                                                                 Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - December 27, 1997 and
            September 27, 1997....................................  3

         Consolidated Statements of Earnings - Three Months
            Ended December 27, 1997 and December 28, 1996.........  5

         Consolidated Statements of Cash Flows - Three Months
            Ended December 27, 1997 and December 28, 1996.........  6

         Notes to the Consolidated Financial Statements...........  7

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............  9


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K.................... 12






















                      PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

             ASSETS                December 27,         September 27,
                                      1997                 1997
                                   (Unaudited)

Current assets
  Cash and cash equivalents        $  4,727,000         $  1,401,000
  Accounts receivable                24,678,000           25,458,000
  Inventories                        17,371,000           13,535,000
  Prepaid expenses and deposits       1,193,000              853,000

                                     47,969,000           41,247,000

Property, plant and equipment,
  at cost
  Land                                  869,000              819,000
  Buildings                           5,490,000            5,340,000
  Plant machinery and equipment      52,668,000           51,891,000
  Marketing equipment               118,272,000           90,988,000
  Transportation equipment            1,835,000            1,856,000
  Office equipment                    4,963,000            4,792,000
  Improvements                        7,971,000            7,837,000
  Construction in progress            1,691,000              825,000
                                    193,759,000          164,348,000

    Less accumulated depreciation
      and amortization              100,760,000           97,126,000

                                     92,999,000           67,222,000

Other assets
  Goodwill, trademarks and rights,
   less accumulated amortization     45,250,000           21,459,000
  Long term investment securities
    available for sale                     -                 495,000
  Long term investment securities
    held to maturity                  3,199,000            3,340,000
  Sundry                              6,444,000            3,064,000
                                     54,893,000           28,358,000

                                   $195,861,000         $136,827,000

See accompanying notes to the consolidated financial statements.
                                    3


                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued


     LIABILITIES AND                     December 27,      September 27,
   STOCKHOLDERS' EQUITY                      1997              1997
                                         (Unaudited)



Current liabilities
  Current maturities of long-
     term debt                           $  8,317,000      $     16,000
  Accounts payable                         16,129,000        13,315,000
  Accrued liabilities                      12,373,000         8,652,000

                                           36,819,000        21,983,000


Long-term debt, less current
  maturities                               38,452,000         5,028,000
Revolving credit line                      10,000,000              -
Deferred income                               521,000           532,000
Deferred income taxes                       3,385,000         3,380,000

Stockholders' equity
  Capital stock
    Preferred, $1 par value;
      authorized, 5,000,000
      shares; none issued                        -                  -
    Common, no par value;
      authorized, 25,000,000
      shares; issued and
      outstanding, 8,872,000 and
      8,850,000, respectively              37,186,000        36,908,000
  Foreign currency translation
    adjustment                             (1,453,000)       (1,409,000)
Retained earnings                          70,951,000        70,405,000

                                          106,684,000       105,904,000
                                         $195,861,000      $136,827,000


See accompanying notes to the consolidated financial statements.






                                    4

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)


                                           Three months ended
                                   December  27,    December 28,
                                         1997            1996

Net Sales                            $52,191,000     $43,601,000

Cost of goods sold                    27,516,000      22,458,000

  Gross profit                        24,675,000      21,143,000

Operating expenses
  Marketing                           15,859,000      14,356,000
  Distribution                         5,009,000       4,453,000
  Administrative                       2,316,000       1,984,000
  Amortization of
   intangibles and
   deferred costs                        527,000         346,000
                                      23,711,000      21,139,000

  Operating income                       964,000           4,000

Other income (deductions)
  Investment income                      178,000         255,000
  Interest expense                      (304,000)        (93,000)
  Sundry                                  16,000           7,000

  Earnings before
    income taxes                         854,000         173,000

Income taxes                             308,000          62,000

  NET EARNINGS                       $   546,000     $   111,000

Earnings per common
  share                                    $ .06           $ .01

Weighted average number
  of shares                            9,230,000       8,860,000


See accompanying notes to the consolidated financial statements.




                                     5
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)
                                                     Three months ended
                                                 December 27,  December 28,
                                                     1997          1996
Operating activities:
  Net earnings                                   $   546,000   $   111,000
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization of fixed
     assets                                        4,715,000     4,016,000
    Amortization of intangibles                      640,000       448,000
    Other adjustments                                191,000        69,000
    Changes in assets and liabilities, net
     of effects from purchase of companies
      Decrease in accounts receivable              3,702,000     1,834,000
      Decrease (increase) in inventories              13,000      (219,000)
      Increase in prepaid expenses                   (32,000)     (237,000)
      Decrease in accounts payable and
       accrued liabilities                        (1,527,000)   (2,069,000)
     Net cash provided by operating activities     8,248,000     3,953,000

Investing activities:
  Purchases of property, plant and equipment      (5,427,000)   (3,643,000)
  Payments for purchases of companies, net of
   cash acquired and debt assumed                 (8,967,000)  (11,842,000)
  Proceeds from investments held to maturity         135,000       285,000
  Proceeds from investments available for sale       495,000       761,000
  Other                                              787,000       151,000
     Net cash used in investing activities       (12,977,000)  (14,288,000)

Financing activities:
  Proceeds from issuance of common stock             277,000         9,000
  Proceeds from borrowings                        50,000,000          -
  Payments of long-term debt                     (42,222,000)       (2,000)
     Net cash provided by financing activities     8,055,000         7,000

     Net increase (decrease) in cash
      and cash equivalents                         3,326,000   (10,328,000)

Cash and cash equivalents at beginning of period   1,401,000    10,547,000
Cash and cash equivalents at end of period       $ 4,727,000   $   219,000

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

             The results of operations for the three months ended December 27, 1997 and December 28, 1996 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian Ice are generally higher in the third and fourth quarters due to warmer weather.

             While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997.

Note 2 Earnings per share are based on the weighted average number of common shares outstanding, including common stock equivalents (stock options).

Note 3       Inventories consist of the following:

                                     December 27,     September 27,
                                        1997              1997

             Finished goods          $ 9,649,000      $ 7,108,000
             Raw materials             1,790,000        1,789,000
             Packaging materials       1,973,000        2,262,000
             Equipment parts & other   3,959,000        2,376,000
                                     $17,371,000      $13,535,000


Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's investment securities held to maturity at December 27, 1997 are summarized as follows:






                                     7
                                              Gross      Gross     Fair
                                 Amortized Unrealized  Unrealized Market
                                    Cost      Gains      Losses
Value

Held to Maturity Securities
 Corporate Debt Securities       $  964,000 $ 16,000    $   -   $  980,000
 Municipal Government Securities  1,735,000   16,000        -    1,751,000
 Other                              500,000     -           -      500,000
                                 $3,199,000 $ 32,000    $   -   $3,231,000


     The amortized cost, unrealized gains and losses, and fair market values of the Company's available for sale and held to maturity securities held at September 27, 1997 are summarized as follows:


                                             Gross       Gross        Fair
                                 Amortized Unrealized  Unrealized    Market
                                    Cost     Gains       Losses      Value

Available for sale
 Corporate debt securities       $  495,000  $   -    $   -     $  495,000

Held to maturity
 Corporate debt securities       $  970,000  $19,000  $   -     $  989,000
 Municipal government securities  1,870,000    3,000    (8,000)  1,865,000
Other debt securities               500,000      -        -        500,000
                                 $3,340,000  $22,000  $ (8,000) $3,354,000

Note 5 To fund the acquisition of National ICEE Corporation, and to retire most of its debt, the Company incurred the following debt:

             $40,000,000 unsecured term note, at an interest rate of 6.61% fixed through swap agreements, with 60 monthly principal payments of $666,667 plus interest beginning January 8, 1998. At December 27, 1997, $8,000,000 of the note was classified under current maturities of long-term debt.

             $10,000,000 borrowing under a $30,000,000 unsecured general purpose bank line of credit. Interest payments on the balance borrowed under the line are made monthly. The interest rate on the outstanding borrowings under the line was 6.50% at December 27, 1997. At December 27, 1997, the $10,000,000 borrowing was classified as a long-term liability.








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

     In the quarter ended December 27, 1997, the devaluation of the Mexican peso caused a reduction of $44,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

     In December 1997, the Company acquired the common stock of National ICEE Corporation, a marketer and distributor of frozen carbonated beverages under the tradename ICEE, with approximate annual sales of $40,000,000. As a result of the acquisition, the Company now has the rights to market and distribute frozen carbonated beverages under the name ICEE to all of the continental United States, except for portions of eleven states.

     The purchase price paid to the former shareholders of National ICEE Corporation was $9,000,000 in the form of cash. Additionally, the Company assumed approximately $44,000,000 of debt, of which approximately $42,000,000 was retired at closing. The source of cash utilized to retire the debt and to fund the purchase price was a $40,000,000 unsecured term loan and an unsecured revolving line of credit with the Company's existing banks.

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

     Available to the Company are unsecured general purpose bank  lines
of  credit  totalling  $30,000,000.   Borrowings  under  the  lines  at
December 27, 1997 were
$10,000,000.

Results of Operations

     Net sales increased $8,590,000 or 20% to $52,191,000 for the three months ended December 27, 1997 compared to the three months ended December 28, 1996.

                                     9
Excluding sales of acquired businesses, net sales increased $5,562,000 or 13% for the quarter.

     Sales to food service customers increased $980,000 or 5% in the first quarter to $22,670,000. Excluding sales of acquired businesses, sales to food service customers increased $112,000 or less than 1% for the period. Soft pretzel sales to the food service market decreased less than 1% to $14,384,000 in the quarter. Excluding sales of acquired businesses, food service soft pretzel sales decreased $300,000 or 2%. Soft pretzel unit volume declined approximately 5%. Italian ice and frozen juice treat and dessert sales increased 23% to $4,342,000 in the three months. Approximately 75% of the Italian ice and frozen juice and dessert sales increase was from sales of an acquired business. Churro sales to food service customers were $2,476,000, essentially unchanged from last year.

     Sales of products to retail supermarkets decreased $569,000 or 8% to $6,857,000 in the first quarter. Excluding sales of an acquired business, sales to retail supermarkets decreased 12%. Soft pretzel sales for the first quarter were down 22% to $4,947,000 due to an overall decline in category unit volume. Sales of the flagship
SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX and CINNAMON RAISIN, decreased 14% in the first quarter. Sales of Italian Ice increased $615,000 or 70% to $1,498,000 in the first quarter. Excluding sales of an acquired business, Italian Ice sales increased $279,000 or 32%.

     Frozen carbonated beverage and related product sales increased $4,187,000 or 51% to $12,477,000 in the first quarter. Beverage sales alone increased 31% to $10,053,000. Excluding sales resulting from the acquisition of National ICEE Corporation in December 1997, frozen carbonated beverage and related product sales increased $2,471,000 or 30% from last year and beverage sales alone increased 11%. Approximately $1,725,000 of the $2,471,000 sales increase was from sales of equipment and service revenue.

     Bakery sales increased $3,653,000 or 142% to $6,222,000 in the first quarter due to increased product sales to one customer. Sales of Bavarian Pretzel Bakery increased $339,000 or 9% to $3,965,000 in the quarter from last year. Approximately one third of the increase came from sales of an acquired business.

     Gross profit as a percentage of sales decreased to 47% in the current first quarter from 48% in the year ago period. This gross profit percentage decrease is primarily attributable to lower gross profit percentages of the increased bakery and frozen carbonated beverage equipment sales.

     Total operating expenses increased $2,572,000 in the first quarter and as a percentage of sales decreased to 45% from 48% in last year's same quarter. Marketing expenses decreased to 30% of sales from 33% in last year's first quarter. The decrease in marketing expense as a percent of sales is attributable primarily to the increased bakery and frozen carbonated beverage equipment sales which incurred relatively little marketing expense. Distribution expenses were 10% of sales in both year's first quarter. Administrative expenses decreased fractionally to 4% of sales from 5% of sales last year. Amortization of intangibles and deferred costs increased to $527,000 from $346,000 because of the amortization of goodwill of acquired businesses.
                                    10

     Operating income increased $960,000 to $964,000 in the first quarter from $4,000 in last year's quarter.

     Investment income decreased $77,000 to $178,000 in the quarter from last year due primarily to a lower level of investable funds.

     Interest expense increased $211,000 from last year's quarter to $304,000 this year due to the assumption and subsequent refinancing of the debt of National ICEE Corporation.

     The effective income tax rate has been estimated at 36% in both three month periods.

     Net earnings increased $435,000 or 392% in the current three month period to $546,000. Without National ICEE Corporation's seasonal loss, net earnings would have been approximately $730,000.

































                                    11


                       Part II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits - None

       b) Reports on Form 8-K - A report on Form 8-K was filed on December 23, 1997.








































                                    12




                                SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    J & J SNACK FOODS CORP.



Dated:  February 10, 1998           /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                    President



Dated:  February 10, 1998           /s/ Dennis G. Moore
                                    Dennis G. Moore
                                    Senior Vice President and
                                    Chief Financial Officer
























                                    13


                                SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    J & J SNACK FOODS CORP.



Dated:  February 10, 1998
                                    Gerald B. Shreiber
                                    President



Dated:  February 10, 1998
                                    Dennis G. Moore
                                    Senior Vice President and
                                    Chief Financial Officer
























                                    13