Form 10-Q
period 1998-03-28
J&J SNACK FOODS CORP
filed 1998-05-08
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 28, 1998

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

          [X] Yes                             [ ] No

As of April 20, 1998, there were 8,971,550 shares of the Registrant's Common Stock outstanding.






                                  INDEX


                                                               Page
                                                              Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - March 28, 1998 and
            September 27, 1997................................... 3

         Consolidated Statements of Earnings - Three Months and
            Six Months Ended March 28, 1998 and March 29, 1997... 5

         Consolidated Statements of Cash Flows - Six Months
            Ended March 28, 1998 and March 29, 1997.............. 6

         Notes to the Consolidated Financial Statements.......... 7

    Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............11


Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders.14

    Item 6.  Exhibits and Reports on Form 8-K....................14




















                      PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

          ASSETS                      March 28,             September 27,
                                         1998                   1997
                                     (Unaudited)

Current assets
  Cash and cash equivalents        $  2,984,000             $  1,401,000
   Accounts  receivable              28,738,000               25,458,000
  Inventories                        14,858,000               13,535,000
  Prepaid expenses and deposits       1,431,000                  853,000
                                     48,011,000               41,247,000

Property, plant and equipment,
  at cost
  Land                                  839,000                  819,000
  Buildings                           5,432,000                5,340,000
  Plant machinery and equipment      53,492,000               51,891,000
   Marketing  equipment             123,948,000               90,988,000
  Transportation equipment            2,174,000                1,856,000
   Office  equipment                  5,089,000                4,792,000
  Improvements                        7,935,000                7,837,000
  Construction in progress            6,283,000                  825,000
                                    205,192,000              164,348,000

    Less accumulated depreciation
      and amortization              104,671,000               97,126,000

                                    100,521,000               67,222,000
Other assets
  Goodwill, trademarks and rights,
    less accumulated amortization    39,521,000               21,459,000
  Long term investment securities
    available for sale                     -                     495,000
  Long term investment securities
    held to maturity                  3,168,000                3,340,000
  Sundry                              6,934,000                3,064,000
                                     49,623,000               28,358,000

                                   $198,155,000             $136,827,000


See accompanying notes to the consolidated financial statements.





                                    3
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS - Continued


     LIABILITIES  AND                     March  28,         September 27,
   STOCKHOLDERS' EQUITY                      1998                1997
                                         (Unaudited)


Current liabilities
  Current maturities of long-
     term debt                           $  8,362,000        $     16,000
  Accounts payable                         19,034,000          13,315,000
  Accrued liabilities                       9,208,000           8,652,000

                                           36,604,000          21,983,000


Long-term debt, less current
  maturities                               36,416,000           5,028,000
Revolving credit line                      13,000,000                -
Deferred income                               537,000             532,000
Deferred income taxes                       3,377,000           3,380,000

Stockholders' equity
  Capital stock
    Preferred, $1 par value;
      authorized, 5,000,000
      shares; none issued                        -                     -
    Common, no par value;
      authorized, 25,000,000
      shares; issued and
      outstanding, 8,943,000 and
      8,850,000, respectively              38,026,000          36,908,000
  Foreign currency translation
     adjustment                            (1,501,000)         (1,409,000)
  Retained earnings                        71,696,000          70,405,000

                                          108,221,000         105,904,000

                                         $198,155,000        $136,827,000


See accompanying notes to the consolidated financial statements.

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

                               Three months ended           Six months ended
                             March 28,    March 29,      March 28,    March 29,
                               1998         1997           1998         1997

Net Sales                  $58,868,000  $50,305,000   $111,059,000 $93,906,000

Cost of goods sold          29,037,000   25,909,000     56,553,000  48,367,000

  Gross profit              29,831,000   24,396,000     54,506,000  45,539,000

Operating expenses
  Marketing                 18,181,000   15,706,000     34,040,000  30,062,000
  Distribution               5,983,000    4,664,000     10,992,000   9,117,000
  Administrative             2,700,000    2,194,000      5,016,000   4,178,000
  Amortization of
   intangibles and
   deferred costs              682,000      436,000      1,209,000     782,000
                            27,546,000   23,000,000     51,257,000  44,139,000

  Operating income           2,285,000    1,396,000      3,249,000   1,400,000

Other income (deductions)
  Investment income            119,000      141,000        297,000     396,000
  Interest expense            (901,000)    (122,000)    (1,205,000)   (215,000)
  Sundry                      (308,000)      26,000       (292,000)     33,000

  Earnings before
   income taxes              1,195,000    1,441,000      2,049,000   1,614,000

Income taxes                   450,000      535,000        758,000     597,000

  NET EARNINGS             $   745,000   $  906,000    $ 1,291,000  $1,017,000

Earnings per diluted
  share                          $ .08        $ .10          $ .14       $ .11

Weighted average number
  of diluted shares          9,249,000    8,910,000      9,230,000   8,888,000

Earnings per basic
  share                          $ .08        $ .10          $ .15       $ .12

Weighted average number
  of basic shares            8,896,000    8,763,000      8,881,000   8,757,000

See accompanying notes to the consolidated financial statements.

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)
                                                     Six months ended
                                                   March 28,    March 29
                                                     1998      1997
Operating activities:
  Net earnings                                   $ 1,291,000 $ 1,017,000
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization of fixed
     assets                                       10,400,000   8,241,000
    Amortization of intangibles                    1,462,000     969,000
    Other adjustments                                181,000      58,000
    Changes in assets and liabilities, net
     of effects from purchase of companies
     Increase in accounts receivable                (422,000) (4,686,000)
     Decrease (increase) in inventories            2,308,000  (1,996,000)
     Increase in prepaid expenses                   (272,000)   (209,000)
     Increase in accounts payable
       and accrued liabilities                     2,485,000   2,563,000
    Net cash provided by operating activities     17,433,000   5,957,000

Investing activities:
  Purchases of property, plant and equipment     (14,892,000) (6,927,000)
  Payments for purchases of companies, net of
    cash acquired and debt assumed               (11,953,000)(19,052,000)
  Proceeds from investments held to maturity         160,000   6,075,000
  Proceeds from investments available for sale       495,000   1,710,000
  Other                                              435,000      60,000
     Net cash used in investing activities       (25,755,000)(18,134,000)

Financing activities:
  Proceeds from borrowings                        53,075,000   2,000,000
  Proceeds from issuance of common stock           1,118,000     120,000
  Payments of long-term debt                     (44,288,000)     (4,000)
     Net cash provided by financing activities     9,905,000   2,116,000

     Net (decrease) increase in cash
      and cash equivalents                         1,583,000 (10,061,000)

Cash and cash equivalents at beginning of period   1,401,000  10,547,000
Cash and cash equivalents at end of period       $ 2,984,000 $   486,000


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

             The results of operations for the three months and six months ended March 28, 1998 and March 29, 1997 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian ice products are generally higher in the third and fourth quarters due to seasonal factors.

             While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997.

Note 2       The  Company  adopted  the  provisions  of  Statement  of
             Financial        Accounting  Standards  (SFAS)  No.  128,
             "Earnings per Share," which eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share calculations for 1997 have been restated to reflect the adoption of SFAS No. 128.

             The  Company's  calculation  of  earnings  per  share  in
             accordance      with SFAS No. 128, "Earnings Per  Share,"
             is as follows:

                               Three Months Ended March 28, 1998
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)    Amount
Basic EPS
Net Income available
 to common stockholders        $745,000     8,896,000       $.08

Effect of Dilutive Securities
Options                            -          353,000        -

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                   $745,000     9,249,000       $.08

                                Six Months Ended March 28, 1998
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)    Amount
Basic EPS
Net Income available
 to common stockholders      $1,291,000     8,881,000      $.15

Effect of Dilutive Securities
Options                            -          349,000      (.01)

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                 $1,291,000     9,230,000      $.14



                               Three Months Ended March 29, 1997
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)    Amount
Basic EPS
Net Income available
 to common stockholders      $  906,000     8,763,000      $.10

Effect of Dilutive Securities
Options                            -          147,000        -

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                 $  906,000     8,910,000      $.10



                                Six Months Ended March 29, 1997
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)    Amount
Basic EPS
Net Income available
 to common stockholders      $1,017,000     8,757,000      $.12

Effect of Dilutive Securities
Options                            -          131,000      (.01)

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                 $1,017,000     8,888,000      $.11

Note 3       Inventories consist of the following:

                                        March 28,    September 27,
                                          1998           1997

             Finished goods            $ 7,550,000     $ 7,108,000
             Raw materials               1,701,000       1,789,000
             Packaging materials         1,829,000       2,262,000
             Equipment parts & other     3,778,000       2,376,000
                                       $14,858,000     $13,535,000

Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's long-term investment securities held to maturity at March 28, 1998 are summarized as follows:

                                             Gross       Gross     Fair
                                 Amortized Unrealized  Unrealized  Market
                                    Cost     Gains       Losses    Value

Held to Maturity Securities
 Corporate Debt Securities       $  958,000  $70,000   $   -     $1,028,000
 Municipal Government Securities  1,710,000   15,000       -      1,725,000
 Other                              500,000     -          -        500,000
                                 $3,168,000  $85,000   $   -     $3,253,000


      The amortized cost, unrealized gains and losses, and fair market values of the Company's long-term investment securities available for sale and held to maturity at September 27, 1997 are summarized as follows:
                                              Gross      Gross     Fair
                                 Amortized Unrealized  Unrealized  Market
                                    Cost     Gains       Losses    Value

Available for sale
 Corporate debt securities       $  495,000  $  -      $   -     $  495,000

Held to maturity securities
 Corporate debt securities       $  970,000  $19,000   $   -     $  989,000
 Municipal government securities  1,870,000    3,000    (8,000)   1,865,000
 Other debt securities              500,000     -        -          500,000
                                 $3,340 000  $22,000   $(8,000)  $3,354,000

Note 5 To fund the acquisition of National ICEE Corporation in December 1997, and to retire most of its debt, the Company incurred the following debt:

             $40,000,000 unsecured term note, at an interest rate of 6.61% fixed through swap agreements, with 60 monthly principal payments of $666,667 plus interest beginning January 8, 1998. At March 28, 1998, $8,000,000 of the note was classified under current maturities of long-term debt. At March 28, 1998 the balance on the note was $38,000,000.

             $10,000,000 borrowing under a $30,000,000 unsecured general purpose bank line of credit. Interest payments on the balance borrowed under the line are made monthly. The interest rate on the outstanding borrowings under the line was 6.16% at March 28, 1998. At March 28, 1998, the
             $13,000,000 in borrowings under the line were classified as a long-term liability.

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

In the six months ended March 28, 1998, the devaluation of the Mexican peso caused a reduction of $92,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

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

Available to the Company are unsecured general purpose bank lines of credit totalling $30,000,000. Borrowings under the lines at March 28, 1998 were $13,000,000.

Results of Operations

Net sales increased $8,563,000 or 17% to $58,868,000 for the three months and $17,153,000 or 18% to $111,059,000 for the six months ended March 28, 1998 compared to the six months ended March 27, 1997. Excluding sales of acquired businesses, net sales increased $1,522,000 or 3% for the three months and $7,084,000 or 8% for the six months.

Sales to food service customers increased $748,000 or 3% in the second quarter to $24,792,000 and $1,603,000 or 4% for the six months. Excluding sales of acquired businesses, sales to food service customers increased $532,000 or 2% for the quarter and increased $519,000 or 1% for the six months. Soft pretzel sales to the food service market increased 4% to $15,429,000 in the second quarter and 2% to $29,813,000 in the six months. Excluding sales of acquired businesses, food service soft pretzel sales increased $589,000 or 4% in the second quarter and increased $279,000 or 1% in the six month period. Italian ice and frozen juice treat and dessert sales decreased 8% to $5,177,000 in the three months and increased 2% to $9,394,000 in the six months. Excluding sales of acquired businesses, Italian ice and frozen juice and dessert sales decreased 12% in the second quarter and 12% for the six month period. Churro sales to food service customers increased 14% to $2,719,000 in the second quarter and 7% to $5,195,000 in the six months due to increased volume.

Sales of products to retail supermarkets decreased $744,000 or 7% to $9,572,000 in the second quarter and 7% to $16,554,000 in the first half due to lower sales of its CINNAMON RAISIN and Bakers Best product lines. Excluding sales of acquired businesses, sales to retail supermarkets were down 8% in the quarter and 9% for the six months. Soft pretzel sales for the second quarter and six months were down 14% to $6,585,000 and 17% to $11,657,000, respectively.
Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX and CINNAMON RAISIN, decreased 3% in the second quarter and 7% for the six months. Sales of Italian ice increased $223,000 or 10% to $2,510,000 in the second quarter and $838,000 or 26% to $4,008,000 in the first half. Excluding sales of an acquired business, Italian ice sales were up 7% in the quarter and 14% in the first half.

Frozen carbonated beverage and related product sales increased $7,760,000 or 86% to $16,773,000 in the second quarter and $11,947,000 or 69% to $29,250,000 in the six months. Beverage sales alone increased 88% in the second quarter and 61% in the first half to $15,261,000 and $25,314,000, respectively. Excluding sales resulting from the acquisition of National Icee Corporation in December 1997, frozen carbonated beverage and related product sales increased $1,114,000 or 12% in the second quarter from last year and $3,585,000 or 21% in the first six months. Approximately $1,900,000 of the $3,585,000 six month sales increase was from sales of equipment and service revenue.

Bakery sales increased $468,000 or 12% to $4,523,000 in the second quarter and $4,121,000 or 62% to $10,745,000 in the first six months due to increased product sales to one customer.

Sales of our Bavarian Pretzel Bakery increased 12% to $3,208,000 in the second quarter and 10% to $7,173,000 in the six month period due primarily to increased same store sales.

Gross profit as a percentage of sales increased to 51% and 49% in the current year's three and six month periods from 48% in the corresponding periods last year. This gross profit percentage increase is primarily attributable to higher gross profit percentages of the acquired National Icee Corporation business and lower flour costs.

Total operating expenses increased $4,546,000 in the second quarter and as a percentage of sales increased to 47% from 46% in last year's same quarter. For the first half, operating expenses increased $7,118,000 and as a percentage of sales decreased to 46% this year from 47% last year. Marketing expenses were 31% of sales in this year's and last year's quarter and decreased to 31% of sales in this year's six month period from 32% a year ago. Distribution expenses increased to 10% of sales in this year's second quarter from 9% of sales last year and were 10% of sales this year and last for the six month period. As a percentage of sales, administrative expenses were essentially unchanged.

Operating income increased $889,000 or 64% to $2,285,000 in the second quarter and $1,849,000 or 132% to $3,249,000 in the first half.

Investment income decreased $22,000 to $119,000 in the second quarter and $99,000 to $297,000 in the six months due primarily to sharply lower levels of investable funds which were used to pay for acquisitions.

Interest expense increased $779,000 and $990,000 in the quarter and six months, respectively, due to the assumption and subsequent refinancing of the debt of National Icee Corporation.

Sundry expense of $308,000 in this year's second quarter compared to sundry income of $26,000 last year and sundry expense of $292,000 in this year's six months compared to sundry income of $33,000 last year. Sundry expense in both periods this year includes $375,000 in write offs and reserves for the closing down of unprofitable retail stores of our Bavarian Pretzel Bakery.

The effective income tax rate has been estimated at 38% in this year's second quarter and 37% in the six months compared to 37% in both periods last year.

Net earnings decreased $161,000 or 18% in the current three month period to $745,000 and increased $274,000 or 27% in the current six month period to $1,291,000. Without National Icee Corporation's seasonal loss, net earnings would have been approximately $1,600,000, or 77% higher than last year in the second quarter and $2,300,000 or 126% higher than last year for the six month period.

                      Part II.  OTHER INFORMATION





Item 4.  Submission of Matters to a Vote of Security Holders

       The results of voting at the Annual Meeting of Shareholders held on February 4, 1998 is as follows:

                                      Votes Cast             Absentees and
       Matter                   For     Against  Withheld   Broker Non Votes

Election of Stephen N. Frankel
 as Director                 7,967,536   47,586      -             -
Approval of the Employee Stock
  Purchase  Plan             6,945,558   63,453      -             -


       The Company had 8,872,567 shares outstanding on December 8, 1997, the record date.



Item 6.  Exhibits and Reports on Form 8-K

       a)  Exhibits - None

       b) Reports on Form 8-K - A report on Form 8-K/A was filed on February 20, 1998.

                              SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    J & J SNACK FOODS CORP.



Dated:  May 8, 1998                /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



Dated:  May 8, 1998                /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer