Form 10-Q
period 1998-06-27
J&J SNACK FOODS CORP
filed 1998-08-07
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 1998

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

          [X] Yes                             [ ] No

As of July 15, 1998, there were 9,028,120 shares of the Registrant's Common Stock outstanding.





                                  INDEX

                                                                 Page
                                                                Number
Part I.  Financial Information

     Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - June 27, 1998 and
             September 27, 1997.................................   3

          Consolidated Statements of Earnings - Three Months and
             Nine Months Ended June 27, 1998 and June 28, 1997..   5

          Consolidated Statements of Cash Flows - Nine Months
             Ended June 27, 1998 and June 28, 1997..............   6

          Notes to the Consolidated Financial Statements........   7

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............  11


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K .................. 15


















                      PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

              ASSETS                     June  27,       September 27,
                                           1998               1997
                                       (Unaudited)
Current assets
  Cash and cash equivalents            $  2,740,000       $  1,401,000
Accounts receivable                      31,367,000         25,458,000
Inventories                              16,462,000         13,535,000
  Prepaid expenses and deposits           1,470,000            853,000
                                         52,039,000         41,247,000
Property, plant and equipment,
  at cost
  Land                                      839,000            819,000
  Buildings                               5,432,000          5,340,000
  Plant machinery and equipment          61,236,000         51,891,000
  Marketing equipment			127,735,000         90,988,000
  Transportation equipment                2,205,000          1,856,000
  Office equipment                        5,233,000          4,792,000
  Improvements                            8,287,000          7,837,000
  Construction in progress                  984,000            825,000
                                        211,951,000        164,348,000

    Less accumulated depreciation
      and amortization                  108,726,000         97,126,000

                                        103,225,000         67,222,000
Other assets
  Goodwill, trademarks and rights,
    less accumulated amortization        39,032,000         21,459,000
  Long term investment securities
    available for sale                         -               495,000
  Long term investment securities
    held to maturity                      3,148,000          3,340,000
  Sundry                                  6,970,000          3,064,000
                                         49,150,000         28,358,000

                                       $204,414,000       $136,827,000

See accompanying notes to the consolidated financial statements.

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued



     LIABILITIES AND                       June 27,    September 27,
   STOCKHOLDERS' EQUITY                      1998          1997
                                         (Unaudited)

Current liabilities
  Current maturities of long-
     term debt                           $  8,312,000  $     16,000
  Accounts payable                         22,825,000    13,315,000
  Accrued liabilities                       9,213,000     8,652,000

                                           40,350,000    21,983,000


Long-term debt, less current
  maturities                               34,472,000     5,028,000
Revolving credit line                      12,000,000          -
Deferred income                               500,000       532,000
Deferred income taxes                       3,385,000     3,380,000

Stockholders' equity
  Capital stock
    Preferred, $1 par value;
      authorized, 5,000,000
      shares; none issued                        -             -
    Common, no par value;
      authorized, 25,000,000
      shares; issued and
      outstanding, 9,016,000 and
      8,850,000, respectively              38,863,000    36,908,000
  Foreign currency translation
    adjustment                             (1,568,000)   (1,409,000)
Retained earnings                          76,412,000    70,405,000

                                          113,707,000   105,904,000
                                         $204,414,000  $136,827,000


See accompanying notes to the consolidated financial statements.






                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF EARNINGS

                                (Unaudited)

                             Three months ended           Nine months ended
                           June 27,       June 28,       June 27,     June 28,
                            1998           1997           1998          1997

Net Sales               $73,276,000    $63,448,000   $184,335,000  $157,354,000

Cost of goods sold       34,750,000     32,404,000     91,303,000    80,771,000

    Gross profit         38,526,000     31,044,000     93,032,000    76,583,000

Operating expenses
     Marketing           21,496,000     17,764,000     55,536,000    47,826,000
     Distribution         6,807,000      5,263,000     17,799,000    14,380,000
     Administrative       2,257,000      2,619,000      7,273,000     6,797,000
  Amortization of
   intangibles and
     deferred costs         730,000        451,000      1,939,000     1,233,000
                         31,290,000     26,097,000     82,547,000    70,236,000

    Operating income      7,236,000      4,947,000     10,485,000     6,347,000

Other income (deductions)
    Investment income        87,000         94,000        384,000       490,000
    Interest expense       (948,000)      (111,000)    (2,153,000)     (326,000)
     Sundry               1,111,000         83,000        819,000       116,000

  Earnings before
     income taxes         7,486,000      5,013,000      9,535,000     6,627,000

Income taxes              2,770,000      1,855,000      3,528,000     2,452,000

   NET EARNINGS        $  4,716,000    $ 3,158,000  $   6,007,000  $  4,175,000

Earnings per diluted
     share                  $.50           $.35           $.64          $.47

Weighted average number
    of diluted shares     9,455,000      9,005,000      9,315,000     8,920,000

Earnings per basic
  share                     $.52           $.36           $.67          $.48

Weighted average number
    of basic shares       8,994,000      8,776,000      8,918,000     8,763,000

See accompanying notes to the consolidated financial statements.


                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)
                                                    Nine months ended
      	                                            June 27,    June 28,
                                                      1998        1997

Cash flows from operating activities:
  Net earnings                                   $ 6,007,000  $ 4,175,000
Adjustments to reconcile net earnings to net
   cash provided by operating activities:
Depreciation and amortization of fixed
assets                                            16,101,000  1 2,532,000
    Amortization of intangibles and deferred
     costs                                         2,318,000    1,454,000
    Other adjustments                                217,000        -
    Changes in assets and liabilities, net of
     effects from purchase of companies
      Increase in accounts receivable             (3,114,000) (10,209,000)
      Decrease (increase) in inventories             406,000   (1,803,000)
      (Increase) decrease in prepaid expenses       (314,000)     264,000
      Increase in accounts payable and
         accrued liabilities                       6,273,000    6,394,000
     Net cash provided by operating activities    27,894,000   12,807,000

Cash flows from investing activities:
  Purchases of property, plant and equipment (23,271,000) (14,147,000) Payments for purchase of companies, net of
    cash acquired and debt assumed               (12,200,000) (18,873,000)
  Proceeds from investments held to maturity         175,000    6,116,000
  Proceeds from investments available for sale       495,000    1,710,000
  Other                                              498,000      (18,000)
     Net cash used in investing activities       (34,303,000) (25,212,000)

Cash flows from financing activities:
  Proceeds from borrowings                        53,120,000    1,500,000
  Proceeds from issuance of common stock           1,955,000      396,000
  Payments of long-term debt                     (47,327,000)      (6,000)
     Net cash used in financing activities         7,748,000    1,890,000

     Net increase (decrease) in cash and
      cash equivalents                             1,339,000  (10,515,000)

Cash and cash equivalents at beginning of period   1,401,000   10,547,000
Cash and cash equivalents at end of period       $ 2,740,000  $    32,000

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

             The results of operations for the three months and nine months ended June 27, 1998 and June 28, 1997 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian ice products are generally higher in the third and fourth quarters due to seasonal factors.

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

             The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:






                                Three Months Ended June 27, 1998
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)   Amount
Basic EPS
Net Income available
 to common stockholders       $4,716,000   8,994,000       $.52

Effect of Dilutive Securities
Options                             -        461,000       (.02)

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                  $4,716,000   9,455,000       $.50



                                 Nine Months Ended June 27, 1998
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)   Amount

Basic EPS
Net Income available
 to common stockholders       $6,007,000     8,918,000      $.67

Effect of Dilutive Securities
Options                             -          397,000      (.03)

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                  $6,007,000     9,315,000      $.64




                                Three Months Ended June 28, 1997
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)   Amount
Basic EPS
Net Income available
 to common stockholders       $3,158,000     8,776,000       $.36

Effect of Dilutive Securities
Options                            -           229,000       (.01)

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                  $3,158,000     9,005,000       $.35

                                Nine Months Ended June 28, 1997
                               Income        Shares      Per Share
                             (Numerator)  (Denominator)   Amount
Basic EPS
Net Income available
 to common stockholders       $4,175,000     8,763,000        $.48

Effect of Dilutive Securities
Options                             -          157,000        (.01)

Diluted EPS
Net Income available to common
 stockholders plus assumed
 conversions                  $4,175,000     8,920,000        $.47




Note 3       Inventories consist of the following:

                                        June 27,       September 27,
                                          1998             1997

             Finished goods           $ 9,131,000       $ 7,108,000
             Raw materials              1,902,000         1,789,000
             Packaging materials        2,247,000         2,262,000
             Equipment parts & other    3,182,000         2,376,000
                                      $16,462,000       $13,535,000


Note 4 The amortized cost, unrealized gains and losses, and fair market values of the Company's long-term investment securities held to maturity at June 27, 1998 are summarized as follows:

                                             Gross      Gross     Fair
                                 Amortized Unrealized Unrealized  Market
                                    Cost     Gains      Losses    Value

Held to Maturity Securities
 Corporate Debt Securities       $  953,000  $36,000    $   -  $  989,000
 Municipal Government Securities  1,695,000   24,000        -   1,719,000
 Other                              500,000     -           -     500,000
                                 $3,148,000  $60,000    $   -  $3,208,000

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


Note 5 To fund the acquisition of National ICEE Corporation in December 1997, and to retire most of its debt, the Company incurred the following debt:

             $40,000,000 unsecured term note, at an interest rate of 6.61% fixed through swap agreements, with 60 monthly principal payments of $666,667 plus interest beginning January 8, 1998. At June 27, 1998, $8,000,000 of the note was classified under current maturities of long-term debt. At June 27, 1998, the balance on the note was $36,000,000.

             $10,000,000 borrowing under a $30,000,000 unsecured general purpose bank line of credit. Interest payments on the balance borrowed under the line are made monthly. The interest rate on the outstanding borrowings under the line was 6.16% at June 27, 1998. At June 27, 1998, $12,000,000
             in borrowings was classified as a long-term liability.

















                                    10
Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company's cash expected to be provided by future operations and its available lines of credit are its primary sources of short-term liquidity. The Company believes that these sources, along with its borrowing capacity, are sufficient to fund future growth and expansion.

    In the nine months ended June 27, 1998, the devaluation of the Mexican peso caused a reduction of $159,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

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

    In January 1997, the Company acquired the assets of Mama Tish?s International Foods for the assumption of some of its liabilities. Mama Tish is a manufacturer and distributor of Italian ices, sorbets and other frozen juice products with annual sales of approximately $15 million.

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

    Available to the Company are unsecured general purpose bank lines of credit totaling $30,000,000. Borrowings under the lines at June 27, 1998 were $12,000,000.

                                   11
Results of Operations

    Net sales increased $9,828,000 or 15% to $73,276,000 for the three months and $26,981,000 or 17% to $184,335,000 for the nine months ended June 27, 1998 compared to the nine months ended June 28, 1997. Excluding sales of acquired businesses, net sales decreased approximately $400,000 or less than 1% for the three months and increased approximately $5,200,000 or 3% for the nine months.

    Sales to food service customers decreased $1,651,000 or 6% in the third quarter to $28,289,000 and were essentially unchanged for the nine months. Excluding sales of acquired businesses, sales to food service customers decreased $1,651,000 or 6% for the quarter and decreased $1,132,000 or 1% for the nine months. Soft pretzel sales to the food service market increased 8% to $15,371,000 in the third quarter and 4% to $45,184,000 in the nine months. Increased sales of soft pretzels to one customer in the third quarter accounted for approximately 40% of the third quarter sales increase and 30% of the nine month sales increase. Excluding sales of acquired businesses, food service soft pretzel sales increased $1,188,000 or 8% in the third quarter and increased $1,467,000 or 3% in the nine month period. Italian ice and frozen juice treat and dessert sales decreased 29% to $8,099,000 in the three months and 15% to $17,493,000 in the nine months. Decreased sales to three customers during the three months accounted for essentially all of the third quarter and nine month sales decrease, respectively. Excluding sales of an acquired business, the sales decrease was $3,264,000 or 29% in the third quarter and $3,828,000 or 19% in the nine month period. Churro sales to food service customers increased 7% to $3,017,000 in the third quarter and 7% to $8,212,000 in the nine months.

    Sales of products to retail supermarkets decreased $660,000 or 6% to $10,445,000 in the third quarter and 6% to $26,999,000 in the nine months. Excluding sales of acquired businesses, sales to retail supermarkets were down 6% in the quarter and 8% for the nine months. Soft pretzel sales for the third quarter were down 3% and for the nine months were down 13% from last year to $4,766,000 and $16,423,000,
respectively.   SOFTSTIX sales increased $206,000 or 61% to $543,000
in the third quarter and $111,000 or 7% in the nine months. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX and CINNAMON RAISIN, decreased 2% in the third quarter and 5% for the nine months. Sales of Italian ice decreased $615,000 or 10% to $5,264,000 in the third quarter and increased $223,000 or 2% to
$9,272,000 in the nine months.   Sales were impacted by limited
production output during the expansion and modernization of the Company's Italian ice and frozen dessert plant in Scranton, PA. Excluding sales of an acquired business, Italian ice sales were down 2% for the nine months.

    Frozen carbonated beverage and related product sales increased $11,876,000 or 85% to $25,915,000 in the third quarter and
$23,823,000 or 76% to $55,165,000 in the nine months. Beverage and beverage cup and lid sales alone

                                   12



increased 87% in the third quarter and 72% in the nine months to $23,341,000 and $48,655,000, respectively. Excluding sales resulting from the acquisition of National Icee Corporation in December 1997, frozen carbonated beverage and related product sales increased $1,719,000 or 12% in the third quarter from last year and $3,800,000 or 12% in the nine months.

    Bakery sales increased $97,000 or 2% to $5,644,000 in the third quarter and $4,218,000 or 35% to $16,389,000 in the first nine months due to increased product sales to one customer.

    Sales of our Bavarian Pretzel Bakery increased 6% to $2,983,000 in the third quarter and 9% to $836,000 in the nine month period. Excluding sales of an acquired business, sales were up 6% in the nine months.

    Gross profit as a percentage of sales increased to 53% and 50% in the third quarter and nine months, respectively, from 49% in the corresponding periods last period. The gross profit percentage increases are primarily attributable to higher gross profit percentages of the acquired National Icee Corporation business and lower flour costs offset by higher manufacturing costs of approximately $1,000,000 incurred during the startup of operations in the third quarter at the Company's expanded Italian ice and frozen dessert plant in Scranton, PA.

    Total operating expenses increased $5,193,000 in the third quarter and as a percentage of sales increased to 43% from 41% in last year's same quarter. For the nine months, operating expenses increased $12,311,000 and as a percentage of sales were 45% in both years' periods. Marketing expenses increased to 29% of sales in this year's third quarter from 28% last year and were 30% of sales in the nine month period this year and last. Distribution expenses increased to 9% of sales in this year's third quarter from 8% of sales last year and to 10% of sales in this year's nine month period from 9% in the year ago period. The increases in marketing and distribution expenses as a percentage of sales were due to higher operating expenses of the acquired National Icee Corporation business. Administration expenses decreased to 3% of sales in the third quarter from 4% in all other periods due primarily to higher sales levels.

    Operating income increased $2,289,000 or 46% to $7,236,000 in the third quarter and $4,138,000 or 65% to $10,485,000 in the nine months.

    Investment income decreased 7% in the third quarter and 22% in the nine months due to sharply lower levels of investable funds which were used to pay for acquisitions. Interest expense increased $837,000 and $1,827,000 in the quarter and nine months, respectively, due to the assumption and subsequent refinancing of the debt of National Icee Corporation.


                                   13



    Sundry income increased by $1,028,000 in the third quarter and $703,000 in the nine months due to the successful settlement of certain litigation. For the nine month period, sundry income was offset by $419,000 in write offs and reserves for the closing down of unprofitable retail stores of our Bavarian Pretzel Bakery.

    The effective income tax rate has been estimated at 37% in all periods reported.

    Net earnings increased $1,558,000 or 49% in the current three month period to $4,716,000 and $1,832,000 or 44% in the current nine month period to $6,007,000. Excluding the impact of National Icee Corporation, net earnings would have been approximately $4,200,000, or 33% higher than last year in the third quarter and $6,500,000 or 56% higher than last year for the nine month period.

































                                   14

                       Part II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    a)  Exhibits - None

    b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended June 27, 1998.




































                                   15
                               SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    J & J SNACK FOODS CORP.



Dated:  August  7, 1998             /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                    President




Dated:  August  7, 1998             /s/ Dennis G. Moore
                                    Dennis G. Moore
                                    Senior Vice President and
                                    Chief Financial Officer























                                   16



                               SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    J & J SNACK FOODS CORP.



Dated:  August  7, 1998
                                    Gerald B. Shreiber
                                    President



Dated:  August  7, 1998
                                    Dennis G. Moore
                                    Senior Vice President and
                                    Chief Financial Officer





















                                   16