Form 10-K
period 1998-09-26
J&J SNACK FOODS CORP
filed 1998-12-21
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K

          (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended September 26, 1998

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

               As of November 30, 1998, the latest practicable date, 9,036,833 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $121,823,319, based on the last price on that date of $20.4375 per share, which is an average of bid and asked prices.

                         DOCUMENTS INCORPORATED BY REFERENCE

               The Registrant's 1998 Annual Report to Shareholders for the fiscal year ended September 26, 1998 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 11, 1999 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.





                               J & J SNACK FOODS CORP.
                            1998 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS


                                         PART I

                                                                      Page

          Item 1       Business ...................................      1

          Item 2       Properties .................................      8

          Item 3       Legal Proceedings ..........................      9

          Item 4       Submission Of Matters To A Vote Of
                       Security Holders ...........................      9

                       Executive Officers Of The Registrant .......     10

                                      PART II

          Item 5       Market For Registrant's Common
                       Stock And Related Stockholder
                       Matters ....................................     11

          Item 6       Selected Financial Data ....................     11

          Item 7       Management's Discussion And Analysis
                       Of Financial Condition And Results
                       Of Operations ..............................     11

          Item 7a      Quantitative And Qualitative Disclosures
                       About Market Risk ..........................     11

          Item 8       Financial Statements And Supplementary
                       Data .......................................     12

          Item 9       Changes In And Disagreements With
                       Accountants On Accounting And
                       Financial Disclosure........................     13

                                      PART III

          Item 10      Directors And Executive Officers Of
                       The Registrant .............................     14

          Item 11      Executive Compensation .....................     14

          Item 12      Security Ownership Of Certain Bene-
                       ficial Owners And Management ...............     14

          Item 13      Certain Relationships And Related
                       Transactions ...............................     14

                                      PART IV

          Item 14      Exhibits, Financial Statement
                       Schedules And Reports On Form 8-K ..........     15





                                       PART I
          Item 1.  Business

          General

               J & J Snack Foods Corp. (the "Company" or "J & J") manufactures nutritional snack foods which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed principally under the brand name SUPERPRETZEL. J & J believes it is the largest manufacturer of soft pretzels in the United States. The Company also markets frozen carbonated beverages to the food service industry under the brand names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Other snack products include Italian ice and frozen juice treats and desserts, churros (a Hispanic pastry), funnel cake, popcorn and bakery products.

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

          Products

          Soft Pretzels

               The Company's soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. The Company sells its soft pretzels to the food service and the retail supermarket industries and direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA. Soft pretzel sales amounted to 35% and 40% of the Company's revenue in fiscals 1998 and 1997, respectively.

               The Company's soft pretzels are manufactured according to a proprietary formula. Soft pretzels, approximately 2-1/2 ounces in weight, and jumbo or king size soft pretzels, approximately 5-1/2 ounces in weight, are shaped and formed by the Company's proprietary twister machines. These soft pretzel tying machines are automated, high speed machines for twisting dough into the traditional pretzel shape. Soft pretzel nuggets, mini one ounce soft pretzels and soft pretzels in customized shapes and sizes and with fillings are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

               The Company's food service marketing program includes supplying ovens, mobil merchandisers, display cases, warmers and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including combination warmer and display cases that reconstitute frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations and, as a result, customers are not required to make an investment in equipment.

          Frozen Carbonated Beverages

               The Company markets, through its direct sales force, frozen carbonated beverages to the food service industry under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. The Company sells direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. Frozen carbonated beverage sales amounted to 29% of revenue in fiscal 1998 and 20% of revenue in fiscal 1997. Under the Company's marketing program, it installs frozen carbonated beverage dispensers at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen carbonated beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen carbonated beverages.

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


                               Company Owned   Customer Owned         Total
          September 28, 1996         7,823              901           8,724
          September 27, 1997         8,546              711           9,257
          September 26, 1998        16,520              223          16,743


               As a result of the acquisition of National Icee Corporation on December 8, 1997, the Company has the rights to market and distribute frozen carbonated beverages under the name ICEE to all of the Continental United States, except for portions of eleven states.

          Frozen Juice Treats and Desserts

               The Company's frozen juice treats and desserts are marketed under the FROSTAR, SHAPE-UPS, MAZZONE'S, MAMA TISH'S and LUIGI'S brand names to the food service and to the retail supermarket industries. Frozen juice treat and dessert sales were 15% and 19% of the Company's revenue in fiscal years 1998 and 1997, respectively.

               The Company's SHAPE-UPS and MAZZONE frozen juice bars are manufactured from an apple or pear juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two to three ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

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

          Churros

               The Company sells frozen churros under the TIO PEPE'S brand name to both the food service and retail supermarket industries, primarily in the Western and Southwestern United States. Churro sales were 4% and 5% of the Company's sales in fiscal 1998 and 1997, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

          Baked Goods

               The Company has a contract and private label bakery business which manufactures cookies, muffins and other baked goods for third parties. In addition, the Company produces and markets these products under its own brand names, including DANISH MILL and PRETZELCOOKIE. Baked goods sales amounted to 9% and 8% of the Company's sales in fiscals 1998 and 1997, respectively.

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

               The Company's customers in the food service industry include snack bars and food stands in chain, department and discount stores such as KMart, Walmart, Bradlees, Caldor and Target; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Opryland, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM, White Hen Pantry and Wawa; movie theatres; warehouse club stores such as Sam's Club, Price Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Hot Sam. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Ogden, Service America, Sportservice, Marriott and Volume Services. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

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

          Marketing and Distribution

               The Company has developed a national marketing program for its products. For food service customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen carbonated beverage dispensers and other merchandising equipment for the individual customer's requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company's ongoing advertising and promotional campaigns for its retail supermarket products include trade shows, newspaper advertisements with coupons, in-store demonstrations, billboards and, periodically, television advertise- ments.

               The Company's products are sold through a network of about 180 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. The Company maintains frozen warehouse and distribution facilities in Pennsauken, New Jersey; Vernon (Los Angeles) California; Scranton, Pittsburgh,

          Hatfield and Lancaster, Pennsylvania; and Solon, Ohio. Frozen carbonated beverages are distributed from 97 warehouse and distribution facilities located in 41 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

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

               The Company markets frozen carbonated beverages under the trademark ICEE in all of the Continental United States, except for portions of eleven states, and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

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

               In Frozen Carbonated Beverages the Company competes directly with other frozen carbonated beverage companies. These include several companies which have the right to use the ICEE name in portions of eleven states. There are many other regional frozen carbonated beverage competitors throughout the country and one large retail chain which uses its own frozen carbonated beverage brand.

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

          Divestitures

               During the third quarter of fiscal year 1995, the Company sold its syrup and flavor manufacturing subsidiary, Western Syrup Company, to an unrelated third party for cash and notes. The sale of Western did not have a material impact on the Company's operations or financial position.

          Employees

               The Company had approximately 1,900 full and part time employees as of September 26, 1998. Certain production and distribution employees at the Pennsauken plant are covered by a collective bargaining agreement which expires in September 1999. The Company considers its employee relations to be good.

          Year 2000

               The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

               In 1997 the Company commenced a program to evaluate and determine the potential impact of Y2K issues on its operations and the need to modify or replace its existing computer systems. The scope of the program encompassed all phases of the operational activities of the Company and its subsidiaries. In 1998 the program was expanded to develop an action plan for the resolution of problem issues. The process of resolving problem issues is anticipated to be completed by the third calendar quarter of 1999. The Company has identified the following areas to be critical for Y2K compliance: financial and informational systems, manufacturing applications, third-party relationships, and what was deemed to include environmental areas of concern to include HVAC, telephone and communication environments, and security systems.

               The Company is currently monitoring all of its software vendors to determine the compliance status of purchased applications. This is an ongoing process that is scheduled for completion by the second calendar quarter of 1999. The Company currently has been implementing enhanced financial and informational application systems. The software product is Y2K compliant and will satisfy the majority of the informational processing requirements when fully implemented. This process is in the final stages of implementation and it is anticipated to be fully completed early in 1999. Additionally, the Company is negotiating to purchase a new, and fully Y2K compliant, financial reporting system to enhance our future ability to manage, control and report on the operation of the business. It is anticipated that this system will be in place by mid 1999. In the manufacturing area, the Company is in the process of identifying areas of exposure. The third party relationship area has been addressed by directly contacting major trading partners. Most of the parties who have so far responded to our inquiries indicate that they will be Y2K compliant no later than the end of 1999.

               The Company has been utilizing outside consultants to augment the efforts of its internal staff to address the Y2K problem. It is anticipated that there will be an ongoing need to utilize these services through the first half of 1999. Specific areas of activity include the Y2K monitoring process and additional application programming effort. The balance of 1998 and the first half of 1999 will be devoted to the completion and testing of the software applications and testing of the environmental areas.

               The Company does not anticipate that Y2K compliance costs will be significantly higher than its normal management information systems operating costs.


          Item 2.  Properties

               The Company's primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels and churros are manufactured at this company-owned facility which also serves as the Company's corporate headquarters. This facility operates at approximately 80% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 60-90% depending on product demand. The Company also leases through September 1999 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

               The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. Approximately 30% of the facility is leased to a third party. The remainder is used by the Company to manufacture some of its products including funnel cake and pretzels.

               The Company's primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2010. The Company leases an additional 15,000 square feet of warehouse space, adjacent to its manufacturing facility, through May 2002. The manufacturing facility operates at approximately 60% of capacity.

               The Company owns a 52,700 square foot building located on five acres in Chicago Heights, Illinois which is leased to a third party.

               The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility located on three acres in Scranton, Pennsylvania. The facility, which was expanded from 26,000 square feet in 1998, operates at less than 50% of capacity.

               The Company leases a 29,635 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2017. The facility operates at approximately two thirds of capacity.

               The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2004. The facility operates at less than 50% of capacity.

               The Company's Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are located in a 11,000 square foot owned building in Lancaster, Pennsylvania.

               The Company owns a 25,000 square foot facility located on 11 acres in Hatfield, Pennsylvania which is leased to a third party.

               The Company also leases 99 warehouse and distribution facilities.

          Item 3.  Legal Proceedings

               The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.


          Item 4.  Submission Of Matters To A Vote Of Security Holders

               None.

























                        EXECUTIVE OFFICERS OF THE REGISTRANT


               The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 11, 1999 or until their successors are duly elected.

                Name            Age            Position

          Gerald B. Shreiber     57      Chairman of the Board, President,
                                           Chief Executive Officer and
                                           Director
          Dennis G. Moore        43      Senior Vice President, Chief
                                           Financial Officer, Secretary,
                                           Treasurer and Director
          Robert M. Radano       49      Senior Vice President, Sales,
                                           Chief Operating Officer and
                                           Director
          Robyn Shreiber Cook    38      Senior Vice President
          Dan Fachner            38      President of The ICEE Company
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

               Dan Fachner has been an employee of ICEE-USA Corp., which was acquired by the Company in May 1987, since 1979. He was named Senior Vice President of The ICEE Company in April 1994 and became President in May 1997.






                                       PART II

          Item 5.  Market For Registrant's Common Stock And
                   Related Stockholder Matters

               The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 27, 1997 and September 26, 1998.
                                                         High      Low

          Fiscal 1997
             First quarter ended December 28, 1996      14-1/8    10-5/8
             Second quarter ended March 29, 1997        14-1/8    10-1/2
             Third quarter ended June 28, 1997          16-1/8    11-1/4
             Fourth quarter ended September 27, 1997    17-1/4    14-1/2

          Fiscal 1998
             First quarter ended December 30, 1997      17-3/8    13-1/2
             Second quarter ended March 28, 1998        19-1/2    12-1/2
             Third quarter ended June 27, 1998          20-3/4    17-7/8
             Fourth quarter ended September 26, 1998    22-1/4    14-3/4


               On November 30, 1998, there were 9,036,833 shares of common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

               The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

          Item 6.  Selected Financial Data

               The information set forth under the caption "Financial Highlights" of the 1998 Annual Report to Shareholders is incorporated herein by reference.

          Item 7.  Management's Discussion And Analysis Of
                   Financial Condition And Results Of Operations

               The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report to Shareholders is incorporated herein by reference.

          Item 7a. Quantitative And Qualitative Disclosures
                   About Market Risk

               The following is the Company's quantitative and qualitative analysis of its financial market risk:

          Interest Rate Sensitivity

               The table below provides information about the Company's derivative financial instruments and other financial instruments as of September 26, 1998 that are sensitive to changes in interest rates. These instruments include debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the swap contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.


                             Expected Maturity Date
                                ($ in thousands)
                                                         There-            Fair
                       1999   2000    2001   2002   2003  after   Total   Value
  Liabilities
    Long-term debt
      Fixed rate     $  423 $  382 $   317 $  131 $  369 $5,000 $ 6,622 $ 6,622
        Average
          interest
          rate        8.34%  8.54%   8.48%  8.50%  9.27%  7.25%   7.59%
      Variable rate  $8,000 $8,000 $24,000 $8,000 $2,000      - $50,000 $50,000
        Average
          interest
          rate        5.89%  5.89%   5.78%  5.89%  5.89%      -   5.84%

    Interest Rate Swaps
      Receive
        variable/
          pay fixed  $8,000 $8,000 $ 8,000 $8,000 $2,000 $    - $34,000 $ 1,400
          Average
          pay rate    6.11%  6.11%   6.11%  6.11%  6.11%      -   6.11%
          Average
            receive
              rate    5.39%  5.39%   5.39%  5.39%  5.39%      -   5.39%


          Interest Rate Risk

               The Company holds long-term debt with variable interest rates indexed to LIBOR, which exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company enters into interest rate swap contracts to pay a fixed rate and receive a variable rate that is indexed to LIBOR. The ratio of the swap notional amount to the principal amount of variable rate debt issued changes periodically based on the Company's ongoing assessment of the future trend in interest rate movements. At September 26, 1998, this ratio was 68 percent and no change in the ratio is expected at the current time. The percentage of variable rate debt fixed under interest rate swap contracts is expected to decrease as scheduled debt payments are made.

          Foreign Exchange Rate Risk

               The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 26, 1998 because it does not believe its foreign exchange exposure is significant.

          Item 8.  Financial Statements And Supplementary Data

               The following consolidated financial statements of the Company set forth in the 1998 Annual Report to Shareholders are incorporated herein by reference:

               Consolidated Balance Sheets as of September 26, 1998 and
                  September 27, 1997
               Consolidated Statements of Earnings for the fiscal years
                  ended September 26, 1998, September 27, 1997 and September 28, 1996
               Consolidated Statement of Stockholders' Equity for the

                  three fiscal years ended September 26, 1998
               Consolidated Statements of Cash Flows for the fiscal years ended September 26, 1998, September 27, 1997 and September 28, 1996
               Notes to Consolidated Financial Statements
               Report of Independent Certified Public Accountants

          Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

               None.

























                                      PART III


          Item 10.  Directors And Executive Officers Of The Registrant

               Information concerning directors, appearing under the captions "Information Concerning Nominee For Election To Board" and "Information Concerning Continuing Directors And Executive Officers" in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 11, 1999, is incorporated herein by reference. Information concerning the executive officers is included on page 10 following Item 4 in
          Part I hereof.

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




















                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules And
                    Reports On Form 8-K

           (a)Financial Statements

                   The following are incorporated by reference in Part II
               of this report:

                   Report of Independent Certified Public Accountants Consolidated Balance Sheets as of September 26, 1998 and
                      September 27, 1997
                   Consolidated Statements of Earnings for the fiscal years
                      ended September 26, 1998, September 27, 1997 and September 28, 1996
                   Consolidated Statement of Stockholders' Equity for the
                      three fiscal years ended September 26, 1998
                   Consolidated Statements of Cash Flows for the fiscal
                      years ended September 26, 1998, September 27, 1997 and September 28, 1996
                   Notes to Consolidated Financial Statements

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

                 4.2 Credit Agreement dated as of December 5, 1997 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries, as borrowers, Mellon Bank, N.A. and Corestates Bank, N.A., as lenders, and Mellon Bank, N.A. as Administrative Agent (Page 20).

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

                10.4* First, Second and Third Amendments to the J & J Snack Foods Corp. 401(k) Profit Sharing Plan. (Incorporated by reference from the Company's 10-K dated December 19, 1996).

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

                10.8* J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company's Form S-8 dated May 16, 1996).

                13.1 Company's 1998 Annual Report to Shareholders (except for the captions and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Form 10-K.) (Page 115.)

                22.1   Subsidiaries of J & J Snack Foods Corp. (Page 148.)

                24.1 Consent of Independent Certified Public Accountants. (Page 149.)

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


                                         J & J SNACK FOODS CORP.


          December 21, 1998              By /s/ Gerald B. Shreiber
                                            Gerald B. Shreiber,
                                            Chairman of the Board,
                                            President, Chief Executive
                                            Officer and Director


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          December 21, 1998                 /s/ Robert M. Radano
                                            Robert M. Radano, Senior Vice
                                            President, Sales, Chief Operating
                                            Officer and Director


          December 21, 1998                 /s/ Dennis G. Moore
                                            Dennis G. Moore, Senior Vice
                                            President, Chief Financial
                                            Officer and Director


          December 21, 1998                 /s/ Stephen N. Frankel
                                            Stephen N. Frankel, Director


          December 21, 1998                 /s/ Peter G. Stanley
                                            Peter G. Stanley, Director


          December 21, 1998                 /s/ Leonard M. Lodish
                                            Leonard M. Lodish, Director



                       REPORT OF INDEPENDENT CERTIFIED PUBLIC
                               ACCOUNTANTS ON SCHEDULE







          Board of Directors
          J & J Snack Foods Corp.


              In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 3, 1998 which is included in the

          Annual Report to Shareholders and incorporated by reference in

          Part II of this form, we have also audited Schedule II for each of the three years in the period ended September 26, 1998.  In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




                                       GRANT THORNTON LLP





          Philadelphia, Pennsylvania
          November 3, 1998















     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                            Opening    Charged to                   Closing
     Year  Desscription     balance      expense      Deductions    balance

     1998 Allowance
          for doubtful
          accounts          $392,000     $250,000     $ 45,000(1)  $597,000

     1997 Allowance
          for doubtful
          accounts           257,000      252,000      117,000(1)   392,000

     1996 Allowance
          for doubtful
          accounts           271,000       64,000       78,000(1)   257,000








     (1) Write-off unncollectible accounts receivable.
















