Form 10-Q
period 1998-12-26
J&J SNACK FOODS CORP
filed 1999-02-01
CIK 785956

UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.  20549

                                        FORM 10-Q

                                       (Mark One)

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended December 26, 1998

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

                 [X] Yes                             [ ] No

       As of January 22, 1999, there were 9,106,556 shares of the Registrant's Common Stock outstanding.








                                         INDEX



                                                                         Page
                                                                        Number
       Part I.  Financial Information

            Item 1.  Consolidated Financial Statements

                Consolidated Balance Sheets - December 26, 1998 and
                   September 26, 1998....................................  3

                Consolidated Statements of Earnings - Three Months
                   Ended December 26, 1998 and December 27, 1997.........  5

                Consolidated Statements of Cash Flows - Three Months
                   Ended December 26, 1998 and December 27, 1997.........  6

                Notes to the Consolidated Financial Statements...........  7

            Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations............ 10

            Item 3.  Quantitative and Qualitative Disclosures About
                         Market Risk....................................  10


       Part II.  Other Information

            Item 6.  Exhibits and Reports on Form 8-K.................... 11














                             PART I.  FINANCIAL INFORMATION


       Item 1.   Consolidated Financial Statements

                        J & J SNACK FOODS CORP. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                    ASSETS                December 26,         September 26,
                                             1998                  1998
                                          (Unaudited)

       Current assets
         Cash and cash equivalents        $  1,345,000         $  3,204,000
         Accounts receivable                26,379,000           34,388,000
         Inventories                        17,633,000           16,447,000
         Prepaid expenses and deposits       1,663,000            1,104,000
                                            47,020,000           55,143,000

       Property, plant and equipment,
         at cost
         Land                                  755,000              839,000
         Buildings                           5,432,000            5,432,000
         Plant machinery and equipment      60,381,000           60,275,000
         Marketing equipment               128,267,000          126,653,000
         Transportation equipment            1,949,000            2,149,000
         Office equipment                    5,607,000            5,446,000
         Improvements                       10,673,000           10,616,000
         Construction in progress            3,002,000            1,154,000
                                           216,066,000          212,564,000

           Less accumulated depreciation
             and amortization              115,512,000          112,444,000

                                           100,554,000          100,120,000

       Other assets
         Goodwill, trademarks and rights,
          less accumulated amortization     51,129,000           51,871,000
          Long term investment securities
           held to maturity                  3,006,000            3,127,000
         Sundry                              3,077,000            3,000,000
                                            57,212,000           57,998,000
                                          $204,786,000         $213,261,000

       See accompanying notes to the consolidated financial statements.

                        J & J SNACK FOODS CORP. AND SUBSIDIARIES

            LIABILITIES AND                     December 26,      September 26,
          STOCKHOLDERS' EQUITY                      1998               1998
                                                (Unaudited)



       Current liabilities
         Current maturities of long-
            term debt                           $  8,212,000      $  8,423,000
         Accounts payable                         20,862,000        23,222,000
         Accrued liabilities                       6,959,000         8,914,000
                                                  36,033,000        40,559,000


       Long-term debt, less current
         maturities                               29,860,000        32,199,000
       Revolving credit line                      13,500,000        16,000,000
       Deferred income                               362,000           435,000
       Deferred income taxes                       4,379,000         4,387,000

       Stockholders' equity
         Capital stock
           Preferred, $1 par value;
             authorized, 5,000,000
             shares; none issued                        -                  -
           Common, no par value;
             authorized, 25,000,000
             shares; issued and
             outstanding, 9,038,000 and
             8,872,000, respectively              39,483,000        39,120,000
         Accumulated other comprehensive
           income                                 (1,667,000)       (1,694,000)
           Retained earnings                      82,836,000        82,255,000
                                                 120,652,000       119,681,000
                                                $204,786,000      $213,261,000

       See accompanying notes to the consolidated financial statements.

                        J & J SNACK FOODS CORP. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF EARNINGS

                                       (Unaudited)

                                                  Three months ended
                                            December 26,    December 27,
                                                1998            1997

       Net Sales                            $60,549,000     $52,191,000

       Cost of goods sold                    29,567,000      27,516,000

         Gross profit                        30,982,000      24,675,000

       Operating expenses
         Marketing                           19,607,000      15,859,000
         Distribution                         6,676,000       5,009,000
         Administrative                       2,540,000       2,316,000
         Amortization of
          intangibles and
          deferred costs                        739,000         527,000
                                             29,562,000      23,711,000

         Operating income                     1,420,000         964,000

       Other income (deductions)
         Investment income                      126,000         178,000
         Interest expense                      (879,000)       (304,000)
         Sundry                                 255,000          16,000

         Earnings before
          income taxes                          922,000         854,000

       Income taxes                             341,000         308,000
         NET EARNINGS
                                            $   581,000     $   546,000

       Earnings per diluted share               $ .06           $ .06
       Weighted average number
         of diluted shares                    9,541,000       9,230,000

       Earnings per basic share                 $ .06           $ .06

       Weighted average number
         of basic shares                      9,036,000       8,865,000


       See accompanying notes to the consolidated financial statements.

                        J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                                          Three months ended
                                                      December 26,  December 27,
                                                            1998         1997
       Operating activities:
         Net earnings                                  $   581,000  $   546,000
       Adjustments to reconcile net earnings to net
          cash provided by operating activities:
           Depreciation and amortization of fixed
            assets                                       5,878,000    4,715,000
           Amortization of intangibles                     851,000      640,000
           Other adjustments                               (24,000)     191,000
           Changes in assets and liabilities, net
            of effects from purchase of companies
             Decrease in accounts receivable             8,039,000    3,702,000
              (Increase) decrease in inventories        (1,159,000)      13,000
             Increase in prepaid expenses                 (556,000)     (32,000)
             Decrease in accounts payable and
              accrued liabilities                       (4,409,000)  (1,527,000)
             Net cash provided by operating activities   9,201,000    8,248,000

       Investing activities:
         Purchases of property, plant and equipment     (6,509,000)  (5,427,000)
         Payments for purchases of companies, net of
          cash acquired and debt assumed                       -     (8,967,000)
         Proceeds from investments held to maturity        115,000      135,000
         Proceeds from investments available for sale          -        495,000
         Other                                               21,000     787,000
            Net cash used in investing activities        (6,373,000)(12,977,000)

       Financing activities:
         Proceeds from issuance of common stock             363,000     277,000
         Proceeds from borrowings                              -     50,000,000
         Payments of long-term debt                      (5,050,000)(42,222,000)
            Net cash (used in) provided by
             financing activities                        (4,687,000)  8,055,000

            Net (decrease) increase in cash
             and cash equivalents                        (1,859,000)  3,326,000

       Cash and cash equivalents at beginning of period   3,204,000   1,401,000
       Cash and cash equivalents at end of period       $ 1,345,000 $ 4,727,000

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

                    The results of operations for the three months ended December 26, 1998 and December 27, 1997 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian Ice are generally higher in the third and fourth quarters due to warmer weather.

                    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 26, 1998.

       Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:


                                    Three Months Ended December 26, 1998
                                      Income        Shares      Per Share
                                   (Numerator)  (Denominator)    Amount
       Basic EPS
       Net Income available
        to common stockholders      $581,000       9,036,000      $.06

       Effect of Dilutive Securities
       Options                          -            505,000        -

       Diluted EPS
       Net Income available to common
        stockholders plus assumed
        conversions                 $581,000       9,541,000      $.06

                                     Three Months Ended December 27, 1997
                                      Income        Shares      Per Share
                                   (Numerator)  (Denominator)     Amount
       Basic EPS
       Net Income available
        to common stockholders      $ 546,000      8,865,000       $.06

       Effect of Dilutive Securities
       Options                          -            365,000         -

       Diluted EPS
       Net Income available to common
        stockholders plus assumed
        conversions                 $ 546,000      9,230,000       $.06

       Note 3       Inventories consist of the following:

                                            December 26,     September 26,
                                                1998              1998

                    Finished goods          $ 8,415,000      $ 8,054,000
                    Raw materials             2,565,000        2,190,000
                    Packaging materials       2,296,000        2,239,000
                    Equipment parts & other   4,357,000        3,964,000
                                            $17,633,000      $16,447,000

       Note 4 The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of this fiscal year. SFAS No. 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. During the first quarters of 1998 and 1997, total comprehensive income, which for the Company included net income and foreign currency translation adjustments, amounted to $608,000 and $502,000, respectively.

                    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for all periods beginning after December 15, 1997, but is not required to be applied for interim reporting in the initial year of adoption. The Company is currently evaluating the impact of SFAS No. 131 on the disclosures included in its annual financial statement.

                    In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is required to be adopted in years beginning after June 15, 1999. Management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.
                                          8

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

            In the quarters ended December 26, 1998 and December 27, 1997, fluctuations in the value of the Mexican peso caused an increase of $27,000 and a decrease of $44,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary.

            Available to the Company are unsecured general purpose bank lines of credit totalling $30,000,000. Borrowings under the lines at December 26, 1998 were $13,500,000.

       Results of Operations

            Net sales increased $8,358,000 or 16% to $60,549,000 for the three months ended December 26, 1998 compared to the three months ended December 27, 1997, in part due to the December 1997 acquisition of National ICEE Corporation. The increase is attributed primarily to volume increases.

            Sales to food service customers increased $2,121,000 or 9% in the first quarter to $24,791,000. Soft pretzel sales to the food service market increased 7% to $15,423,000 in the quarter primarily due to increased sales to one customer. Italian ice and frozen juice treat and dessert sales decreased 1% to $4,287,000 in the three months. Churro sales to food service customers increased 13% to $2,799,000 in the quarter.

            Sales of products to retail supermarkets increased $884,000 or 13% to $7,741,000 in the first quarter. Soft pretzel sales for the first quarter were up 15% to $5,675,000. Sales of our flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 12% in the first quarter. Sales of Italian Ice increased $134,000 or 9% to $1,632,000 in the first quarter.

            Frozen carbonated beverage and related product sales increased $4,398,000 or 35% to $16,875,000 in the first quarter in part due to the December 1997 acquisition of National ICEE Corporation. Beverage sales alone increased 49% to $14,986,000. Equipment Sales decreased $999,000 from the year ago quarter.

            Bakery sales increased $1,021,000 or 16% to $7,243,000 in the first quarter. Sales of Bavarian Pretzel Bakery decreased $66,000 or 2% to $3,899,000 in the quarter from last year.

                                          9

            Gross profit as a percentage of sales increased to 51% in the current first quarter from 47% in the year ago period. This gross profit percentage increase is primarily attributable to higher gross profit percentages of the increased frozen carbonated beverage sales.

            Total operating expenses increased $5,851,000 in the first quarter and as a percentage of sales increased to 49% from 45% in last year's same quarter.

       Marketing expenses increased to 32% of sales from 30% in last year's first quarter. Distribution expenses increased to 11% of sales from 10% in last year's quarter. Administrative expenses were 4% of sales in both periods. The increase in marketing and distribution expenses as a percent of sales is due to the higher operating expenses of the increased frozen carbonated beverage sales. Amortization of intangibles and deferred costs increased to $739,000 from $527,000 last year because of the amortization of goodwill of National ICEE Corporation.

            Operating income increased 47%, or $456,000, to $1,420,000 in the first quarter from $964,000 in last year's quarter.

            Interest expense increased $575,000 from last year's quarter to $879,000 this year due to the assumption and subsequent refinancing of the debt of National ICEE Corporation.

            Sundry income increased to $255,000 this year from $16,000 last year due to the favorable settlement of litigation.

            The effective income tax rate has been estimated at 37% in this year compared to 36% in last year's quarter.

            Net earnings increased $35,000 or 6% in the current three month period to $581,000.


       Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 1998 annual report on Form 10-K filed with the SEC.











                                         10


                               Part II.  OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K

            a)  Exhibits - None

            b)  Reports on Form 8-K - There were no reports on Form 8-K for the three months ended December 26, 1998.


















                                         11






                                       SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           J & J SNACK FOODS CORP.



       Dated:  January 29, 1999            /s/ Gerald B. Shreiber
                                           Gerald B. Shreiber
                                           President



       Dated:  January 29, 1999            /s/ Dennis G. Moore
                                           Dennis G. Moore
                                           Senior Vice President and
                                           Chief Financial Officer
























                                           12



                                       SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           J & J SNACK FOODS CORP.



       Dated:  January 29,
                                           Gerald B. Shreiber
                                           President



       Dated:  January 29, 1999
                                           Dennis G. Moore
                                           Senior Vice President and
                                           Chief Financial Officer

























                                         12