Form 10-Q
period 1999-03-27
J&J SNACK FOODS CORP
filed 1999-04-30
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

            X  Quarterly Report Pursuant to Section 13 or 15(d) of the

            Securities Exchange Act of 1934

            For the period ended March 27, 1999

                                         or

               Transition Report Pursuant to Section 13 or 15(d) of the

            Securities Exchange Act of 1934

            Commission File Number:   0-14616


                               J & J SNACK FOODS CORP.
               (Exact name of registrant as specified in its charter)


            (State or other jurisdication of        (I.R.S. Employer
             incorporation or organization)         Identification No.)

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


                      X  Yes                           No

            As of April 22, 1999, there were 8,888,107 shares of the Registrant's Common Stock outstanding.






                                        INDEX






                                                                  Page
                                                                  Number
            Part I.   Financial Information


                Item 1.  Consolidated Financial Statements

                    Consolidated Balance Sheets - March 27, 1999
                     and September 26, 1998                          3

                    Consolidated Statements of Earnings - Three
                     Months and Six Months Ended March 27, 1999

                     and March 28, 1998                              5

                    Consolidated Statements of Cash Flows - Six
                     Months Ended March 27, 1999 and March 28, 1998  6

                    Notes to the Consolidated Financial Statements   7

                Item 2.  Management's Discussion and Analysis of

                           Financial Condition and Results of
                           Operations                               10

                Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                        13



            Part II.  Other Information

                Item 4.  Submission of Matters to a Vote of
                          Security Holders                          14

                Item 6.  Exhibits and Reports on Form 8-K           14





                            PART I.FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements


                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)

            ASSETS
                                           March 27,   September 26,

                                              1999        1998
                                          (Unaudited)
            Current assets
             Cash and cash equivalents     $  1,889    $  3,204
             Accounts receivable             28,707      34,388
             Inventories                     18,109      16,447
             Prepaid expenses and deposits    1,951       1,104


                                             50,656      55,143
            Property, plant and equipment,
               at cost
               Land                             755         839
               Buildings                      5,432       5,432
               Plant machinery and
                equipment                    63,156      60,275

               Marketing equipment          130,083     126,653
               Transportation equipment       1,998       2,149
               Office equipment               5,945       5,446
               Improvements                  11,498      10,616
               Construction in progress       1,918       1,154
                                            220,785     212,564


                 Less accumulated deprecia-
                    tion and amortization   120,001     112,444

                                            100,784     100,120
            Other assets
               Goodwill, trademarks and
                rights,less accumulated
                amortization                 52,288      51,871

                Long term investment
                 securities held to
                 maturity                     2,871       3,127
               Sundry                         3,014       3,000
                                             58,173      57,998
                                           $209,613    $213,261


            See accompanying notes to the consolidated financial
            statements.
                                          3





                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued


                   (dollars in thousands, except share information)


               LIABILITIES AND             March 27, September 26,
            STOCKHOLDERS' EQUITY              1999       1998



            Current liabilities
               Current maturities of
                 long-term debt            $  8,163  $  8,423
               Accounts payable              19,646    23,222
               Accrued liabilities            8,216     8,914
                                             36,025    40,559

            Long-term debt, less
               current maturities            27,874    32,199
            Revolving credit line            18,000    16,000
            Deferred income                     322       435
            Deferred income taxes             4,383     4,387

            Stockholders' equity
               Capital stock
                 Preferred, $1 par value;
                    authorized, 5,000,000
                    shares; none issued        -         -
                 Common, no par value;
                    authorized 25,000,000
                    shares; issued and
                    outstanding, 9,132,000
                    and 9,036,000,
                    respectively             40,627   39,120
            Accumulated other comprehen-
               sive income                   (1,633)  (1,694)
            Retained earnings                84,015   82,255

                                            123,009  119,681
                                           $209,613 $213,261



            See accompanying notes to the consolidated financial statements.


                                          4


                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                      (in thousands, except per share amounts)


                                 Three months ended  Six months ended
                                March 27, March 28, March 27, March 28,
                                   1999      1998      1999      1998

            Net Sales            $62,908   $58,868  $123,457  $111,059

            Cost of goods sold    29,323    29,037    58,890    56,553

               Gross profit       33,585    29,831    64,567    54,506

            Operating expenses
               Marketing          20,735    18,181    40,342    34,040
               Distribution        7,018     5,983    13,694    10,992
               Administrative      2,614     2,700     5,154     5,016
               Amortization of
                intangibles and
                deferred costs       762       682     1,501     1,209
                                  31,129    27,546    60,691    51,257

            Operating income       2,456     2,285     3,876     3,249

            Other income (deductions)
               Investment income     120       119       246       297
               Interest expense     (773)     (901)   (1,652)   (1,205)
               Sundry                 68      (308)      323      (292)

               Earnings before
                income taxes       1,871     1,195     2,793     2,049

            Income taxes             692       450     1,033       758

               NET EARNINGS      $ 1,179   $   745  $  1,760  $  1,291

            Earnings per diluted
             share                 $ .12     $ .08     $ .18     $ .14

            Weighted average number
               of diluted shares   9,638     9,249     9,579     9,230

            Earnings per basic
             share                 $ .13     $ .08     $ .19     $ .15

            Weighted average number
               of basic shares     9,095     8,896     9,066     8,881

           See accompanying notes to the consolidated financial statements.

                                          5



                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)
                                                    Six months ended
                                                   March 27, March 28,
                                                    1999       1998
            Operating activities:

               Net earnings                        $ 1,760   $ 1,291
            Adjustments to reconcile net
             earnings to net cash provided
             by operating activities:
               Depreciation and amortization
               of fixed assets                      11,811    10,400
               Amortization of intangibles           1,734     1,462
               Other adjustments                       (15)      181
               Changes in assets and liabilities,
                net of effects from purchase of
                companies
                 Decrease (increase) in accounts
                  receivable                         5,744      (422)
                 (Increase)decrease in inventories  (1,246)    2,308
                 Increase in prepaid expenses         (841)     (272)
                 (Decrease) increase in accounts
                  payable and accrued liabilities   (4,447)    2,485
               Net cash provided by operating
                  activities                        14,500    17,433
            Investing activities:
               Purchases of property, plant
                and equipment                      (12,629)  (14,892)
               Payments for purchases of
                companies, net of cash
                acquired and debt assumed           (2,336)  (11,953)
               Proceeds from investments held
                to maturity                            245       160
               Proceeds from investments
                available for sale                    -          495
               Other                                   (17)      435
                Net cash used in investing
                 activities                        (14,737)  (25,755)
            Financing activities:
               Proceeds from borrowings              2,000    53,075
               Proceeds from issuance of common
                stock                                1,507     1,118
               Payments of long-term debt           (4,585)  (44,288)
                Net cash provided by financing
                 activities                         (1,078)    9,905
                Net (decrease) increase in
                 cash and cash equivalents          (1,315)    1,583
            Cash and cash equivalents at
             beginning of period                     3,204     1,401
            Cash and cash equivalents at
             end of period                         $ 1,889   $ 2,984

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

                    The results of operations for the three months and six months ended March 27, 1999 and March 28, 1998 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian ice are generally higher in the third and fourth quarters due to warmer weather.

                    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 26, 1998.

           Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:
                                       Three Months Ended March 27, 1999

                                         Income     Shares    Per Share
                                      (Numerator)(Denominator) Amount
                                               (in thousands,
                                         except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders      $1,179      9,095      $.13

           Effect of Dilutive Securities
           Options                           -        543      (.01)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions         $1,179      9,638      $.12

                                       Six Months Ended March 27, 1999
                                         Income     Shares    Per Share
                                      (Numerator)(Denominator) Amount
                                               (in thousands,
                                          except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders       $1,760     9,066      $.19

           Effect of Dilutive Securities
           Options                            -       513      (.01)

           Diluted EPS
           Net Income available to common

            stockholders plus assumed
            conversions                  $1,760     9,579      $.18


                                      Three Months Ended March 28, 1998
                                         Income     Shares    Per Share
                                      (Numerator)(Denominator) Amount
                                              (in thousands,

                                         except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders       $  745     8,896      $.08

           Effect of Dilutive Securities
           Options                            -       353         -

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions                  $  745     9,249      $.08


                                      Six Months Ended March 28, 1998
                                         Income     Shares    Per Share

                                      (Numerator)(Denominator) Amount
                                             (in thousands,
                                         except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders       $1,291     8,881      $.15

           Effect of Dilutive Securities

           Options                            -       349      (.01)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions          $1,291     9,230      $.14

            Note 3  Inventories consist of the following:

                                             March 27,  September 26,
                                               1999         1998
                                               (in thousands)
                    Finished goods           $ 9,423     $ 8,054
                    Raw materials              2,429       2,190
                    Packaging materials        2,215       2,239
                    Equipment parts & other    4,042       3,964
                                             $18,109     $16,447


            Note 4 The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of this fiscal year. SFAS No. 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. During the second quarters of 1999 and 1998 and the six months of 1999 and 1998, total comprehensive income, which for the Company included net income and foreign currency translation adjustments, amounted to $1,213,000 and $697,000, and $1,821,000 and $1,199,000, respectively.


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

                    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is required to be adopted in years beginning after June 15, 1999. Management does not anticipate the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

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

                 In the three months ended March 27, 1999 and March 28,
            1998, fluctuations in the value of the Mexican peso caused an increase of $34,000 and a decrease of $48,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary. In the six month periods, the increase was $61,000 in fiscal year 1999 and the decrease was $92,000 in fiscal year 1998.

                 In February 1999, the Company acquired the Camden
            Creek Bakery cookie business from Schwan's Sales Enterprises, Inc., Marshall, MN for cash. Camden Creek sells frozen ready-to-bake cookies to the food service industry with approximate annual sales of $5,000,000.

                 Available to the Company are unsecured general purpose
            bank lines of credit totalling $30,000,000. Borrowings under the lines at March 27, 1999 were $18,000,000.

            Results of Operations

                 Net sales increased $4,040,000 or 7% to $62,908,000
            for the three months and $12,398,000 or 11% to $123,457,000 for the six months ended March 27, 1999 compared to the six months ended March 28, 1998.

                 Sales to food service customers increased $3,351,000
            or 14% in the second quarter to $28,143,000 and $5,472,000 or 12% for the six months. Approximately 25% of the second quarter sales increase and 17% of the six month sales increase resulted from the acquisition of the Camden Creek Bakery cookie business. Soft pretzel sales to the food service market increased 6% to $16,301,000 in the second quarter and to $31,724,000 in the six months. Italian ice and frozen juice treat and dessert sales increased 11% to $5,758,000 in the three months and 6% to $9,920,000 in the six months due primarily to increased unit sales to one customer. Churro sales to food service customers increased 16% to $3,157,000 in the second quarter and 15% to $5,956,000 in the six months due primarily to increased unit sales to one customer.

                 Sales of products to retail supermarkets increased
            $1,005,000 or 10% to $10,577,000 in the second quarter and 11% to $18,443,000 in the first half due in part to a new advertising campaign. Soft pretzel sales for the second quarter and six months were up 14% to $7,484,000 and $13,284,000, respectively. Sales of our flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 11% in the second quarter and 12% for the six
            months.  Sales of Italian ice increased $61,000 or   2% to
            $2,571,000 in the second quarter and $195,000 or 5% to $4,203,000 in the first half.

                 Frozen carbonated beverage and related product sales
            decreased $738,000 or 4% to $16,035,000 in the second quarter and increased $3,660,000 or 13% to $32,910,000 in the six months. Beverage sales alone decreased 8% in the second quarter and increased 15% in the first half to $14,019,000 and $29,005,000, respectively. The sales decreases are attributable to changes in billing practices resulting in lower revenues per gallon purchased by customers but which did not result in an overall deterioration of our profit margin. Gross profit dollars on beverage sales increased 8% in the second quarter from a year ago.

                 Bakery sales increased $696,000 or 15% to $5,219,000
            in the second quarter and $1,717,000 or 16% to $12,462,000 in the first six months due to increased unit sales across our customer base. Sales of our Bavarian Pretzel Bakery decreased 9% to $2,934,000 in the second quarter and 5% to $6,833,000 in the six month period primarily due to fewer stores.

                 Gross profit as a percentage of sales increased to 53%
            and 52% in the current year's three and six month periods from 51% and 49% in the corresponding periods last year. This gross profit percentage increase is primarily attributable to increased gross profit percentages of frozen carbonated sales and increased sales of higher margin frozen carbonated beverages due to the acquisition of National ICEE Corporation late in the 1998 first quarter.

                 Total operating expenses increased $3,583,000 in the
            second quarter and as a percentage of sales increased to 49% from 47% in last year's same quarter. For the first half, operating expenses increased $9,434,000 and as a percentage of sales increased to 49% this year from 46% last year. Marketing expenses increased to 33% of sales in this year's three and six month periods from 31% of sales in last year's corresponding periods. The marketing percentage increase is due to substantially higher advertising and marketing spending to promote sales to retail supermarkets as well as to the change in billing practices in our frozen carbonated beverage business. Additionally, for the six month period, higher operating expenses from increased frozen carbonated beverage sales attributed to the percentage increase. Distribution expenses increased to 11% of sales in this year's periods from 10% of sales in last year's periods. The distribution expense percentage increase is attributable to the change in frozen carbonated beverage billing practices, the increased frozen carbonated beverage business over the six month period and a shift in product mix. As a percentage of sales, administrative expenses decreased less than / of one percent in both the three and six month periods from the year ago periods.

                 Operating income increased $171,000 or 7% to
            $2,456,000 in the second quarter and $627,000 or 19% to $3,876,000 in the first half.

                 For the six months, interest expense increased
            $477,000 from last year due to the assumption and subsequent refinancing of the debt of National Icee Corporation. For the quarter, interest expense decreased $128,000 due in part to lower interest rates and the capitalization of construction interest.

                 Sundry income of $68,000 in this year's second quarter
            compared to sundry expense of $308,000 last year and sundry income of $323,000 in this year's six months compared to sundry expense of $292,000 last year. Sundry income in this year's six months includes income from a favorable settlement of litigation. Sundry expense in both periods last year includes $375,000 in write offs and reserves for the closing down of unprofitable retail stores of our Bavarian Pretzel Bakery.

                 The effective income tax rate has been estimated at
            37% in this year's second quarter and six months compared to 38% in last year's second quarter and 37% in last year's six months.

                 Net earnings increased $434,000 or 58% in the current
            three month period to $1,179,000 and increased $469,000 or 36% in the current six month period to $1,760,000.

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

                            Part II.    OTHER INFORMATION



            Item 4. Submission of Matters to a Vote of  Security Holders

                 The results of voting at the Annual Meeting of
            Shareholders held on February 11, 1999 is as follows:


                                                             Absentees
                                      Votes Cast             and Broker

                                     For   Against Withheld  Non Votes

            Election of Leonard
             M. Lodish            8,259,114    -    182,666       -
             as Director

                 The Company had 9,036,833 shares outstanding on

            December  14, 1998, the record date.


            Item 6. Exhibits and Reports on Form 8-K

                a)  Exhibits - None

                b)  Reports on Form 8-K - There were no reports on Form

                    8-K for the three months ended March 27, 1999

                                     SIGNATURES



                Pursuant to the requirements of the Securities Exchange
            Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J & J SNACK FOODS CORP.





            Dated: April 30, 1999        /s/Gerald B. Shreiber
                                         Gerald B. Shreiber
                                         President





            Dated: April 30, 1999        /s/Dennis G. Moore
                                         Dennis G. Moore
                                         Senior Vice President and
                                         Chief Financial Officer

                                     SIGNATURES



                Pursuant to the requirements of the Securities Exchange
            Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          J & J SNACK FOODS CORP.





            Dated: April 30, 1999         __________________________
                                          Gerald B. Shreiber
                                          President





            Dated: April 30, 1999
                                          __________________________
                                          Dennis G. Moore
                                          Senior Vice President and
                                          Chief Financial Officer




























                                         15