Form 10-Q
period 1999-06-26
J&J SNACK FOODS CORP
filed 1999-08-02
CIK 785956

UNITED STATES


                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)


            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended June 26, 1999

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

            As of July 19, 1999, there were 8,973,465 shares of the Registrant's Common Stock outstanding.







                                        INDEX



                                                                  Page
                                                                  Number
            Part I.   Financial Information

                Item 1.  Consolidated Financial Statements


                    Consolidated Balance Sheets _ June 26, 1999
                     and September 26, 1998                          3

                    Consolidated Statements of Earnings _ Three
                     Months and Nine Months Ended June 26, 1999
                     and June 27, 1998                               5


                    Consolidated Statements of Cash Flows _ Nine
                     Months Ended June 26, 1999 and June 27, 1998    6

                    Notes to the Consolidated Financial Statements   7

                Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                               11


                Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                        14

            Part II.  Other Information

                Item 6.  Exhibits and Reports on Form 8-K           15





                            PART I.FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements


                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)

                    ASSETS
                                           June 26,    September 26,

                                              1999        1998
                                          (Unaudited)
            Current assets
             Cash and cash equivalents     $  6,673    $  3,204
             Accounts receivable             34,784      34,388
             Inventories                     17,468      16,447
             Prepaid expenses and deposits    1,776       1,104

                                             60,701      55,143
            Property, plant and equipment,
               at cost
               Land                             745         839
               Buildings                      5,386       5,432
               Plant machinery and
                equipment                    64,861      60,275

               Marketing equipment          132,757     126,653
               Transportation equipment       2,030       2,149
               Office equipment               6,151       5,446
               Improvements                  11,697      10,616
               Construction in progress       1,711       1,154
                                            225,338     212,564


                 Less accumulated deprecia-
                    tion and amortization   124,618     112,444

                                            100,720     100,120
            Other assets
               Goodwill, trademarks and
                rights,less accumulated
                amortization                 51,536      51,871

                Long term investment
                 securities held to
                 maturity                     2,855       3,127
               Sundry                         2,923       3,000
                                             57,314      57,998
                                           $218,735    $213,261


            See accompanying notes to the consolidated financial
            statements.
                                          3





                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued



               LIABILITIES AND             June 26,  September 26,
            STOCKHOLDERS' EQUITY              1999       1998
                                          (Unaudited)
                                            (dollars in thousands,
                                           except share information)
            Current liabilities

               Current maturities of
                 long-term debt            $  8,163    $  8,423
               Accounts payable              25,444      23,222
               Accrued liabilities           10,638       8,914

                                             44,245      40,559


            Long-term debt, less
               current maturities            25,853      32,199
            Revolving credit line            20,000      16,000
            Deferred income                     282         435
            Deferred income taxes             4,384       4,387

            Stockholders' equity
               Capital stock

                 Preferred, $1 par value;
                    authorized, 5,000,000
                    shares; none issue         -           -
                 Common, no par value;
                    authorized 25,000,000
                    shares; issued and
                    outstanding, 8,966,000

                    and 9,036,000,
                    respectively             35,880      39,120
            Accumulated other comprehen-
               sive income                   (1,629)     (1,694)
            Retained earnings                89,720      82,255

                                            123,971     119,681
                                           $218,735    $213,261


            See accompanying notes to the consolidated financial statements.

                                          4

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                                 Three months ended  Nine months ended

                                June 26,  June 27 , June 26,  June 27,
                                   1999      1998      1999      1998

            Net Sales            $82,094   $73,276  $205,551  $184,335

            Cost of goods sold    37,967    34,750    96,857    91,303

               Gross profit       44,127    38,526   108,694    93,032


            Operating expenses
               Marketing          23,379    21,496    63,721    55,536
               Distribution        7,545     6,807    21,239    17,799
               Administrative      2,782     2,257     7,936     7,273
               Amortization of
                intangibles and
                deferred costs       753       730     2,254     1,939
                                  34,459    31,290    95,150    82,547

            Operating income       9,668     7,236    13,544    10,485

            Other income (deductions)
               Investment income     116        87       362       384
               Interest expense     (871)     (948)   (2,523)   (2,153)

               Sundry                143     1,111       466       819

               Earnings before
                income taxes       9,056     7,486    11,849     9,535

            Income taxes           3,351     2,770     4,384     3,528


               NET EARNINGS      $ 5,705   $ 4,716   $ 7,465   $ 6,007

            Earnings per diluted
             share                 $ .60     $ .50     $ .78     $ .64

            Weighted average number
               of diluted shares   9,471     9,455     9,540     9,315

            Earnings per basic
             share                 $ .64     $ .52     $ .83     $ .67

            Weighted average number
               of basic shares     8,984     8,994     9,038     8,918

            See accompanying notes to the consolidated financial statements.

                                          5

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)
                                                   Nine months ended
                                                  June 26,   June 27,
                                                    1999       1998
            Operating activities:

               Net earnings                        $ 7,465   $ 6,007
            Adjustments to reconcile net
             earnings to net cash provided
             by operating activities:
               Depreciation and amortization
               of fixed assets                      17,898    16,101
               Amortization of intangibles           2,614     2,318
               Other adjustments                       (32)      217

               Changes in assets and liabilities,
                net of effects from purchase of
                companies
                 Increase in accounts receivable      (335)   (3,114)
                 (Increase)decrease in inventories    (678)      406
                 Increase in prepaid expenses         (669)     (314)
                 Increase in accounts payable

                   and accrued liabilities           3,757     6,273
               Net cash provided by operating
                  activities                        30,020    27,894
            Investing activities:
               Purchases of property, plant
                and equipment                      (18,774)  (23,271)
               Payments for purchases of
                companies, net of cash

                acquired and debt assumed           (2,336)  (12,200)
               Proceeds from investments held
                to maturity                            255       175
               Proceeds from investments
                available for sale                    -          495
               Other                                   200       498
                Net cash used in investing

                 activities                        (20,655)  (34,303)
            Financing activities:
               Proceeds from borrowings              4,000    53,120
               Proceeds from issuance of common
                stock                                2,335     1,955
               Payments to repurchase common stock  (5,625)     -
               Payments of long-term debt           (6,606)  (47,327)
                Net cash (used in) provided by
                 financing activities               (5,896)    7,748
                Net increase in cash and
                 cash equivalents                    3,469     1,339
            Cash and cash equivalents at
             beginning of period                     3,204     1,401
            Cash and cash equivalents at
             end of period                         $ 6,673   $ 2,740


            See accompanying notes to the consolidated financial
            statements.                 6





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

                    The results of operations for the three months and

                    nine months ended June 26, 1999 and June 27, 1998 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen carbonated beverages and Italian ice are generally higher in the third and fourth quarters due to seasonal factors.

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

           Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                      Three Months Ended June 26, 1999

                                       Income       Shares    Per Share
                                     (Numerator)(Denominator)   Amount
                                             (in thousands,
                                        except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $5,705       8,984       $.64


           Effect of Dilutive Securities
           Options                      -            487       (.04)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions       $5,705       9,471       $.60

                                       Nine Months Ended June 26, 1999
                                       Income       Shares    Per Share
                                     (Numerator)(Denominator)   Amount
                                              (in thousands,
                                        except per share amounts)
           Basic EPS

           Net Income available
            to common stockholders    $7,465       9,038       $.83

           Effect of Dilutive Securities
           Options                      -            502       (.05)

           Diluted EPS
           Net Income available to common

            stockholders plus assumed
            conversions               $7,465       9,540       $.78


                                     Three Months Ended June 27, 1998
                                       Income       Shares    Per Share
                                     (Numerator)(Denominator)   Amount
                                              (in thousands,

                                         except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $4,716       8,994       $.52

           Effect of Dilutive Securities
           Options                     -             461       (.02)


           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions               $4,716       9,455        $.50


                                      Nine Months Ended June 27, 1998
                                       Income       Shares    Per Share

                                     (Numerator)(Denominator)   Amount
                                              (in thousands,
                                        except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $6,007       8,918       $.67

           Effect of Dilutive Securities

           Options                     -             397       (.03)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions       $6,007       9,315        $.64

            Note 3  Inventories consist of the following:

                                             June 26,   September 26,

                                               1999         1998
                                               (in thousands)
                    Finished goods           $ 9,030     $ 8,054
                    Raw materials              2,220       2,190
                    Packaging materials        1,882       2,239
                    Equipment parts & other    4,336       3,964
                                             $17,468     $16,447


            Note 4 The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in the first quarter of this fiscal year. SFAS No. 130 establishes new standards for reporting comprehensive income, which includes net income as well as certain other items which result in a change to equity during the period. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. During the third quarters of 1999 and 1998 and the nine months of 1999 and 1998, total comprehensive income, which for the Company included net income and foreign currency translation adjustments, amounted to $5,709,000 and $4,649,000, and $7,530,000 and $5,848,000, respectively.


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

                    In June 1998, the FASB issued SFAS No. 133
                    "Accounting for Derivative Instruments and Hedging Activities". Subsequent to this statement, the FASB issued SFAS No. 137, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivatives instruments in use by the Company at that time.

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

                 In the three months ended June 26, 1999 and June 27,
            1998, fluctuations in the value of the Mexican peso caused an increase of $4,000 and a decrease of $67,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary. In the nine month periods, the increase was $65,000 in fiscal year 1999 and the decrease was $159,000 in fiscal year 1998.

                 In February 1999, the Company acquired the Camden
            Creek Bakery cookie business from Schwan's Sales Enterprises, Inc., Marshall, MN for cash. Camden Creek sells frozen ready-to-bake cookies to the food service industry with approximate annual sales of $5,000,000.

                 In April 1999, the Company purchased and retired
            250,000 shares of its common stock at a cost of $5,625,000. The Company purchased the stock from its President and Chief Executive Officer.

                 Available to the Company are unsecured general purpose
            bank lines of credit totaling $30,000,000. Borrowings under the lines at June 26, 1999 were $20,000,000.

            Results of Operations

                 Net sales increased $8,818,000 or 12% to $82,094,000
            for the three months and $21,216,000 or 12% to $205,551,000 for the nine months ended June 26, 1999 compared to the nine months ended June 27, 1998.

                 Sales to food service customers increased $3,827,000
            or 14% in the third quarter to $32,116,000 and $9,299,000 or 12% to $84,925,000 for the nine months. Approximately 17% of the third quarter and nine month sales increases resulted from the acquisition of the Camden Creek Bakery cookie business. Soft pretzels sales to the food service market increased 3% to $15,764,000 in the third quarter and 5% to $47,488,000 in the nine months due primarily to increased unit sales to one customer. Italian ice and frozen juice treat and dessert sales increased 21% to $9,807,000 in the three months and 13% to $19,727,000 in the nine months due primarily to increased unit sales to one customer. Churro sales to food service customers increased 7% to $3,217,000 in the third quarter and 12% to $9,173,000 in the nine months due primarily to increased unit sales to one customer.

                 Sales of products to retail supermarkets increased
            $2,103,000 or 20% to $12,548,000 in the third quarter and 15% to $30,991,000 in the nine months due in part to a new advertising campaign. Soft pretzel sales for the third quarter were up 10% and for the nine months were up 13% from last year to $5,250,000 and $18,534,000, respectively. Sales of our flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 13% in the third quarter and 12% for the nine months. Sales of Italian ice increased $840,000 or 16% to $6,104,000 in the third quarter and increased $1,035,000 or 11% to $10,307,000 in the nine months.

                 Frozen carbonated beverage and related product sales
            increased $2,168,000 or 8% to $28,083,000 in the third quarter and $5,828,000 or 11% to $60,993,000 in the nine months. Beverage sales alone of $23,488,000 were essentially unchanged in the third quarter from a year ago and increased 8% in the nine months to $52,453,000. Sales revenues were impacted by changes in billing practices resulting in lower revenues per gallon purchased by customers but which did not result in an overall drop in profit margin. Gross profit dollars on beverage sales increased 6% in the third quarter from a year ago.

                 Bakery sales increased $885,000 or 16% to $6,529,000
            in the third quarter and $2,602,000 or 16% to $18,991,000 in the first nine months due to increased unit sales across our customer base. Sales of our Bavarian Pretzel Bakery decreased 6% to $2,818,000 in the third quarter and 5% to

            $9,651,000 in the nine month period primarily due to fewer stores.

                 Gross profit as a percentage of sales increased to 54%
            and 53% in the current third quarter and nine months, respectively, from 53% and 50% in the corresponding periods last year. The gross profit percentage increase in the third quarter is primarily due to improved efficiencies in our Italian ice and frozen dessert plant in Scranton, PA. For the nine months, the gross profit percentage increase is attrituable to the increased efficiencies at our Scranton, PA facility and to increased gross profit percentages of frozen carbonated beverage sales and increased sales of higher margin frozen carbonated beverages due to the acquisition of National ICEE Corporation late in the 1998 first quarter.

                 Total operating expenses increased $3,169,000 in the
            third quarter and as a percentage of sales decreased to 42% from 43% in last year's same quarter. For the nine months, operating expenses increased $12,603,000 and as a percentage of sales increased to 46% from 45% last year. Marketing expenses decreased to 28% of sales in this year's third quarter from 29% last year due primarily to higher sales levels and increased to 31% of sales in this year's nine month period compared to 30% last year. The increase in the nine month period is due primarily to substantially higher advertising and marketing spending to promote sales to retail supermarkets. Distribution expenses were 9% of sales in both year's third quarter and 10% of sales in both year's nine month period. Administration expenses were 3% and 4% of sales in both year's third quarter and nine months, respectively.

                 Operating income increased $2,432,000 or 34% to
            $9,668,000 in the third quarter and $3,059,000 or 29% to $13,544,000 in the nine months.

                 For the nine months, interest expense increased
            $370,000 due to the assumption and subsequent refinancing of the debt of National ICEE Corporation. For the third quarter, interest expense decreased due to lower interest rates and reduced debt.

                 Sundry income decreased by $968,000 in the third
            quarter and $353,000 in the nine months. For the third quarter period, the decrease in sundry income was due to the inclusion in last year's third quarter of $1,028,000 in income resulting from the successful settlement of certain litigation. The decline for the nine month period was due to the inclusion last year of the income resulting from the litigation settlement which was partially offset by $419,000 in write offs and reserves for the closing down of unprofitable stores of our Restaurant Group.

                 The effective income tax rate has been estimated at
            37% in all periods reported.

                 Net earnings increased $989,000 or 21 % in the current
            three month period to $5,705,000 and $1,458,000 or 24% in the current nine month period to $7,465,000.


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

                             Part II.  OTHER INFORMATION



            Item 6.  Exhibits and Reports on Form 8-K

                    a) Exhibits - None

                    b) Reports on Form 8-K - There were no reports
                       on Form 8-K for the three months ended June
                       26,1999.

                                     SIGNATURES



                 Pursuant to the requirements of the Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          J & J SNACK FOODS CORP.




            Dated: July 30, 1999          /s/ Gerald B. Shreiber
                                          Gerald B. Shreiber
                                          President





            Dated: July 30, 1999          /s/ Dennis G. Moore
                                          Senior Vice President and
                                          Chief Financial Officer

                                     SIGNATURES



                 Pursuant to the requirements of the Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          J & J SNACK FOODS CORP.




            Dated: July 30, 1999          _________________________
                                          Gerald B. Shreiber
                                          President





            Dated: July 30, 1999          _________________________
                                          Senior Vice President and
                                          Chief Financial Officer


























                                         16