Form 10-K
period 1999-09-25
J&J SNACK FOODS CORP
filed 1999-12-21
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K
          (Mark One)
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended September 25, 1999

                                          OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from   to

                             Commission File No. 0-14616

                               J & J SNACK FOODS CORP.
               (Exact name of registrant as specified in its charter)

                           New Jersey                22-1935537
                  (State or other jurisdiction        (I.R.S. Employer
                  incorporation or organization)      Identification No.)

                     6000 Central Highway
                    Pennsauken, New Jersey                   08109
             (Address of principal executive offices)          (Zip Code)

                                 Registrant's telephone number
                              including area code:(856-665-9533)

             Securities registered pursuant to Section 12(b) of the Act:

            Common Stock, par value: None                   None
                (Title of each class)             (Name of each exchange
                                                    on which registered)

          Securities registered pursuant to Section 12(g) of the Act: None

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
          Yes  [X]    No  [ ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

               As of November 30, 1999, the latest practicable date, 9,007,435 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $122,310,914 based on the last price on that date of $18.75 per share, which is an average of bid and asked prices.

                         DOCUMENTS INCORPORATED BY REFERENCE

               The Registrant's 1999 Annual Report to Shareholders for the fiscal year ended September 25, 1999 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 3, 2000 are incorporated herein by reference into Parts I, II, III, and IV as set forth herein.




                                 J & J SNACK FOODS CORP.
                             1999 FORM 10-K ANNUAL REPORT
                                   TABLE OF CONTENTS
                                         PART I

                                                                  Page


          Item 1    Business . . . . . . . . . . . . . . . . . . .  1

          Item 2    Properties . . . . . . . . . . . . . . . . . . 10

          Item 3    Legal Proceedings. . . . . . . . . . . . . . . 11

          Item 4    Submission Of Matters To A Vote Of Security
                    Holders. . . . . . . . . . . . . . . . . . . . 11

                    Executive Officers Of The Registrant . . . . . 12

                                       PART II

          Item 5    Market For Registrant's Common Stock And
                    Related Stockholder Matters. . . . . . . . . . 14

          Item 6    Selected Financial Data. . . . . . . . . . . . 14

          Item 7 Management's Discussion And Analysis Of Finan-cial Condition And Results Of Operations . . . 14
          Item 7a   Quantitative And Qualitative Disclosures
                    About Market Risk. . . . . . . . . . . . . . . 15

          Item 8    Financial Statements And Supplementary Data. . 16

          Item 9    Changes In And Disagreements With Accountants
                    On Accounting And Financial Disclosure . . . . 16

                                      PART III

          Item 10   Directors And Executive Officers Of The
                    Registrant . . . . . . . . . . . . . . . . . . 17

          Item 11   Executive Compensation . . . . . . . . . . . . 17

          Item 12   Security Ownership Of Certain Beneficial
                    Owners And Management. . . . . . . . . . . . . 17

          Item 13   Certain Relationships And Related Transactions 17

                                       PART IV

          Item 14   Exhibits, Financial Statement Schedules And
                    Reports On Form 8-K. . . . . . . . . . . . . . 18


          Item 1.  Business

          General

               J & J Snack Foods Corp. (the "Company" or "J & J") manufactures nutritional snack foods which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed principally under the brand name SUPERPRETZEL. J & J believes it is the largest manufacturer of soft pretzels in the United States. The Company also markets frozen beverages to the food service industry under the brand names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Other snack products include Italian ice and frozen juice treats and desserts, churros (a Hispanic pastry), funnel cake, popcorn and bakery products.

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

          Products in the Snack Foods Segment

          Soft Pretzels

               The Company's soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. The Company sells its soft pretzels to the food service and the retail supermarket industries and direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA. Soft pretzel sales, including those sold through the Company's retail stores, amounted to 32% and 34% of the Company's revenue in fiscals 1999 and 1998, respectively.

               The Company's soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to ten ounces in weight are shaped and formed by the Company's proprietary twister machines. These soft pretzel tying machines are automated, high speed machines for twisting dough into the traditional pretzel shape. Soft pretzels in customized shapes and sizes and with fillings are extruded or shaped by hand.
          Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

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

          Frozen Juice Treats and Desserts

               The Company's frozen juice treats and desserts are marketed primarily under the ICEE, FROSTAR, SHAPE-UPS, MAZZONE'S, MAMA TISH'S and LUIGI'S brand names to the food service and to the retail supermarket industries. Frozen juice treat and dessert sales were 16% and 15% of the Company's revenue in fiscal years 1999 and 1998, respectively.

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

               ICEE Squeeze Tubes are sold to the foodservice and to the retail supermarket industries. Designed to capture the carbonated frozen taste of a traditional ICEE drink, they are packaged in three and four ounce squeeze up tubes.

          Churros

               The Company sells frozen churros under the TIO PEPE'S brand name to both the food service and retail supermarket industries, primarily in the Western and Southwestern United States. Churro sales were 5% and 4% of the Company's sales in fiscal 1999 and 1998, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

          Baked Goods



































































































               The Company has a contract and private label bakery business which manufactures cookies, muffins and other baked goods for third parties. In addition, the Company produces and markets these products under its own brand names, including MRS. GOODCOOKIE, CAMDEN CREEK BAKERY and PRETZELCOOKIE. Baked goods sales amounted to 12% and 10% of the Company's sales in fiscals 1999 and 1998, respectively.

          Other Products

               The Company also markets to the food service industry and direct to the public other products including soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, popcorn sold under the AIRPOPT brand name, as well as smaller amounts of various other food products.

          Products in the Frozen Beverage Segment

          Frozen Beverages

               The Company markets frozen beverages to the food service

          industry under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. The Company sells direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. Frozen beverage business sales amounted to 32% of revenue in fiscal 1999 and 32% of revenue in fiscal 1998. Under the Company's marketing program, it installs frozen beverage dispensers at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999 the Company began providing installation and maintenance service only to a large quick service restaurant, which resulted in the increase of Customer Owned beverage dispensers in 1999.

               Each new customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company supplied dispensers are purchased from outside vendors, built new or rebuilt by the Company at an approximate cost of $6,000 each. The following shows the number of Company owned and customer owned frozen beverage dispensers at customer locations at the dates indicated:

                                 Company Owned   Customer Owned   Total
          September 27, 1997         8,546            711         9,257
          September 26, 1998        16,520            223        16,743
          September 25, 1999        18,056          4,342        22,398

               The Company has the rights to market and distribute frozen beverages under the name ICEE to all of the Continental United States, except for portions of eleven states.

          Customers


               The Company sells its products to two principal customer groups: food service and retail supermarkets. The primary products sold to the food service group are soft pretzels, frozen beverages, frozen juice treats and desserts, churros and baked goods. The primary products sold to the retail supermarket industry are soft pretzels and Italian ice. Additionally, the Company sells soft pretzels, frozen beverages and various other food products direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets.


               The Company's customers in the food service industry include snack bars and food stands in chain, department and discount stores such as KMart, Walmart, Bradlees and Target; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Opryland, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM, White Hen Pantry and Wawa; movie theatres; warehouse club stores such as Sam's Club, Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Mrs. Fields. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Ogden, Service America, Sportservice, Marriott and Volume Services. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

               The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and sorbets and ICEE Squeeze Up Tubes. Within the retail supermarket industry, the Company's frozen and prepackaged products are purchased by the consumer for consumption at home.

          Marketing and Distribution

               The Company has developed a national marketing program for its products. For food service customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer's requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company's ongoing advertising and promotional campaigns for its retail supermarket products include trade shows, newspaper advertisements with coupons, in-store demonstrations, billboards and, periodically, television advertisements.

               The Company's products are sold through a network of about 180 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. The Company maintains frozen warehouse and distribution facilities in Pennsauken, New Jersey; Vernon (Los Angeles) California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; and Solon, Ohio. Frozen beverages are distributed from 96 warehouse and distribution facilities located in 41 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

          Seasonality

               The Company's sales are seasonal because frozen beverage sales and Italian ice sales are generally higher during the warmer months and sales of the Company's retail stores are generally higher in the Company's first quarter during the holiday shopping season.

          Trademarks and Patents

               The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES and SOFTSTIX for its soft pretzel products; FROSTAR, SHAPE-UPS, MAZZONE'S, MAMA TISH'S and LUIGI'S for its frozen juice treats and desserts; TIO PEPE'S for its churros; ARCTIC BLAST for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE and CAMDEN CREEK for its baked goods. The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

               The Company markets frozen beverages under the trademark ICEE in all of the Continental United States, except for portions of eleven states, and in Mexico and Canada.
          Additionally, the Company has the international rights to the trademark ICEE.

               The Company has numerous patents related to the manufacturing and marketing of its products.

          Supplies

               The Company's manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company's soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company's manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased from the Coca Cola Company, the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are manufactured internally and purchased from other sources. Frozen beverage dispensers are purchased from IMI Cornelius, Inc.

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

               In Frozen Beverages the Company competes directly with other frozen beverage companies. These include several companies which have the right to use the ICEE name in portions of eleven states. There are many other regional frozen beverage competitors throughout the country and one large retail chain which uses its own frozen beverage brand.

               The Company competes with large soft drink manufacturers for counter and floor space for its frozen beverage dispensing machines at retail locations and with products which are more widely known than the ICEE and ARCTIC BLAST frozen beverages.

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


          The Company had approximately 2,050 full and part time employees as of September 25, 1999. Certain production and distribution employees at the Pennsauken plant are covered by a collective bargaining agreement which expires in September 2002. The Company considers its employee relations to be good.

          Year 2000

               The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

               In 1997 the Company commenced a program to evaluate and determine the potential impact of Y2K issues on its operations and the need to modify or replace its existing computer systems. The scope of the program encompassed all phases of the operational activities of the Company and its subsidiaries. In 1998 the program was expanded to develop an action plan for the resolution of problem issues. The process of resolving problem issues is ongoing. The Company has identified the following areas to be critical for Y2K compliance: financial and informational systems, manufacturing applications, third-party relationships, and what was deemed to include environmental areas of concern to include HVAC, telephone and communication environments, and security systems.

               The Company has been and is presently implementing enhanced financial and informational application systems. The software product is Y2K compliant and will satisfy the majority of the informational processing requirements when fully implemented. This process is in the final stages of implementation and it is anticipated to be fully completed early in 2000. Additionally, the Company is implementing a new, and fully Y2K compliant, financial reporting system to enhance our future ability to manage, control and report on the operation of the business. It is anticipated that this system will be in place by early 2000. Although completion of these non critical systems is not anticipated to be fully completed until early 2000, management believes that this will not cause a disruption in its normal business operations. In the manufacturing area, the Company has identified areas of exposure. The third party relationship area has been addressed by directly contacting major trading partners. Most of the parties who have so far responded to our inquiries indicate that they will be Y2K compliant no later than the end of 1999.

               The Company has been utilizing outside consultants to augment the efforts of its internal staff to address the Y2K problem. Specific areas of activity include the Y2K monitoring process and additional application programming effort.

               The Company's Y2K compliance costs have not been significantly higher than its normal management information systems operating costs.









































          Item 2.  Properties

               The Company's primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels and churros are manufactured at this company-owned facility which also serves as the Company's corporate headquarters. This facility operates at approximately 80% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 60-90% depending on product demand. The Company also leases through September 2000 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

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

               The Company also leases 98 warehouse and distribution facilities.

          Item 3.  Legal Proceedings

               The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

          Item 4.  Submission Of Matters To A Vote Of Security Holders

               None.


























                        EXECUTIVE OFFICERS OF THE REGISTRANT



               The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 3, 2000 or until their successors are duly elected.

                Name          Age             Position


          Gerald B. Shreiber   58       Chairman of the Board, President,
                                        Chief Executive Officer and
                                        Director
          Dennis G. Moore      44       Senior Vice President, Chief
                                        Financial Officer, Secretary,
                                        Treasurer and Director
          Robert M. Radano     50       Senior Vice President, Sales,
                                        Chief Operating Officer and
                                        Director
          Robyn Shreiber Cook  39       Senior Vice President
          Dan Fachner          39       President of The ICEE Company
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

















































                                         PART II

          Item 5. Market For Registrant's Common Stock And
                     Related Stockholder Matters


               The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 26, 1998 and September 25, 1999.
                                                         High       Low
          Fiscal 1998

             First quarter ended December 30, 1997      17-3/8     13-1/2
             Second quarter ended March 28, 1998        19-1/2     12-1/2
             Third quarter ended June 27, 1998          20-3/4     17-7/8
             Fourth quarter ended September 26, 1998    22-1/4     14-3/4

          Fiscal 1999

             First quarter ended December 26, 1998      22-1/2     15-3/4
             Second quarter ended March 27, 1999        25         19-5/16
             Third quarter ended June 26, 1999          24         19-3/4
             Fourth quarter ended September 25, 1999    24-7/16    20-1/4


               On November 30, 1999, there were 9,007,435 shares of common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

               The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

          Item 6.  Selected Financial Data

               The information set forth under the caption "Financial Highlights" of the 1999 Annual Report to Shareholders is incorporated herein by reference.

          Item 7.  Management's Discussion And Analysis Of
                     Financial Condition And Results Of Operations

               The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1999 Annual Report to Shareholders is incorporated herein by reference.



          Item 7a. Quantitative And Qualitative Disclosures
                   About Market Risk

               The following is the Company's quantitative and qualitative analysis of its financial market risk:

          Interest Rate Sensitivity

               The table below provides information about the Company's derivative financial instruments and other financial instruments as of September 25, 1999 that are sensitive to changes in interest rates. These instruments include debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the swap contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                          Expected Maturity Date
                                              ($ in thousands)
                                                          There          Fair
                    2000     2001    2002    2003   2004  after  Total  Value

Liabilities
 Long-term debt
  Fixed rate     $  214  $   178  $  113  $  369  $  -  $5,000 $ 5,874 $ 5,874
    Average
     interest rate 8.18%   8.01%    8.50%   9.27%    -    7.25%   7.46%
  Variable rate  $8,000  $19,000  $8,000  $2,000     -      -  $37,000 $37,000
    Average
     interest rate 5.88%   5.92%    5.88%   5.88%    -      -     5.90%

Interest Rate Swaps
 Receive variable
   /pay fixed    $8,000  $ 8,000  $8,000  $2,000  $  -   $   -  $26,000 $   60
  Average pay rate 6.27%   6.27%    6.27%   6.27%    -       -     6.27%
  Average
   receive rate   6.11%   6.11%    6.11%   6.11%    -       -     6.11%

          Interest Rate Risk

               The Company holds long-term debt with variable interest rates indexed to LIBOR, which exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company enters into interest rate swap contracts to pay a fixed rate and receive a variable rate that is indexed to LIBOR. The ratio of the swap notional amount to the principal amount of variable rate debt issued changes periodically based on the Company's ongoing assessment of the future trend in interest rate movements. At September 25, 1999, this ratio was 70 percent and no change in the ratio is expected at the current time. The percentage of variable rate debt fixed under interest rate swap contracts is expected to decrease as scheduled debt payments are made.



          Foreign Exchange Rate Risk

               The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 25, 1999 because it does not believe its foreign exchange exposure is significant.

          Item 8. Financial Statements And Supplementary Data


               The following consolidated financial statements of the Company set forth in the 1999 Annual Report to Shareholders are incorporated herein by reference:

               Consolidated Balance Sheets as of September 25, 1999 and
                  September 26, 1998
               Consolidated Statements of Earnings for the fiscal years
                  ended September 25, 1999, September 26, 1998 and September 27, 1997
               Consolidated Statement of Stockholders' Equity for the three fiscal years ended September 25, 1999
               Consolidated Statements of Cash Flows for the fiscal years ended September 25, 1999, September 26, 1998 and September 27, 1997
               Notes to Consolidated Financial Statements
               Report of Independent Certified Public Accountants

          Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

               None.








                                      PART III


          Item 10.  Directors And Executive Officers Of The Registrant

               Information concerning directors, appearing under the captions "Information Concerning Nominee For Election To Board" and "Information Concerning Continuing Directors And Executive Officers" in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 3, 2000, is incorporated herein by reference. Information concerning the executive officers is included on page 10 following Item 4 in Part I hereof.

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

           (a) Financial Statements

               The following are incorporated by reference in Part II of this report:

               Report of Independent Certified Public Accountants Consolidated Balance Sheets as of September 25, 1999 and
                  September 26, 1998
               Consolidated Statements of Earnings for the fiscal years
                  ended September 25, 1999, September 26, 1998 and September 27, 1997
               Consolidated Statement of Stockholders' Equity for the three fiscal years ended September 26, 1998
               Consolidated Statements of Cash Flows for the fiscal years ended September 25, 1999, September 26, 1998 and September 27, 1997
               Notes to Consolidated Financial Statements

               Financial Statement Schedule

                    The following are included in Part IV of this report:
                                                                  Page
                    Report of Independent Certified Public
                       Accountants on Schedule                     22
                    Schedule:
                      II.  Value and Qualifying Accounts           23


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

               4.2 Credit Agreement dated as of December 5, 1997 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries, as borrowers, Mellon Bank, N.A. and Corestates Bank, N.A., as lenders, and Mellon Bank, N.A. as Administrative Agent (Incorporated by reference from the Company's 10-K dated December 21,
                    1998).

               10.1 Proprietary Exclusive Manufacturing Agreement dated
                    July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc.(Incorporated by reference from the Company's Form S-1 dated February 4, 1986, file no. 33-2296).

               10.2*J & J Snack Foods Corp. Stock Option Plan.
                    (Incorporated by reference from the Company's Form S-8 dated July 24, 1992, file no. 33-50036.)

               10.3*J & J Snack Foods Corp. 401(k) Profit Sharing Plan,
                    As Amended, Effective January 1, 1989.
                    (Incorporated by reference from the Company's 10-K dated December 18, 1992.)

               10.4*First, Second and Third Amendments to the J & J
                    Snack Foods Corp. 401(k) Profit Sharing Plan.
                    (Incorporated by reference from the Company's 10-K dated December 19, 1996).

               10.6 Lease dated September 24, 1991 between J & J Snack
                    Foods Corp. of New Jersey and A & H Bloom
                    Construction Co. for the 101,200 square foot building next to the Company's manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference from the Company's Form 10-K dated
                    December 17, 1991).

               10.7 Lease dated August 29, 1995 between J & J Snack
                    Foods Corp. and 5353 Downey Associated Ltd for the lease of the Vernon, CA facility. (Incorporated by reference from the Company's Form 10-K dated December 21, 1995).

               10.8*J & J Snack Foods Corp. Employee Stock Purchase Plan
                    (Incorporated by reference from the Company's Form S-8 dated May 16, 1996).


               13.1 Company's 1999 Annual Report to Shareholders (except
                    for the captions and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Form 10-K.) (Page 24.)

               22.1 Subsidiaries of J & J Snack Foods Corp. (Page 57.)

               24.1 Consent of Independent Certified Public Accountants.
                    (Page 58.)

               27.1 Financial Data Schedule. (Page 59.)


          *Compensatory Plan

          (b) Reports on Form 8-K

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


                                             J & J SNACK FOODS CORP.

          December 21, 1999                  By /s/ Gerald B. Shreiber
                                                Gerald B. Shreiber,
                                                Chairman of the Board,
                                                President, Chief Executive
                                                Officer and Director


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          December 21, 1999                /s/ Robert M. Radano
                                           Robert M. Radano, Senior Vice
                                           President, Sales, Chief
                                           Operating Officer and Director

          December 21, 1999                /s/ Dennis G. Moore
                                           Dennis G. Moore, Senior Vice
                                           President, Chief Financial
                                           Officer and Director

          December 21, 1999                /s/ Stephen N. Frankel
                                           Stephen N. Frankel, Director

          December 21, 1999                /s/ Peter G. Stanley
                                           Peter G. Stanley, Director

          December 21, 1999                /s/ Leonard M. Lodish
                                           Leonard M. Lodish, Director




                       REPORT OF INDEPENDENT CERTIFIED PUBLIC
                               ACCOUNTANTS ON SCHEDULE







          Board of Directors
          J & J Snack Foods Corp.



              In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 2, 1999 which is included in the

          Annual Report to Shareholders and incorporated by reference in

          Part II of this form, we have also audited Schedule II for each of the three years in the period ended September 25, 1999.  In our opinion, this schedule presents fairly, in all material respects,

          the information required to be set forth therein.



                                       GRANT THORNTON LLP




          Philadelphia, Pennsylvania
          November 2, 1999









  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Year      Description                Opening Charged to              Closing
                                     balance   expense  Deductions   Balance
1999 Allowance for doubtful accounts $597,000 $321,000  $112,000(1) $806,000

1998 Allowance for doubtful accounts  392,000  250,000    45,000(1)  597,000

1997 Allowance for doubtful accounts  257,000  252,000   117,000(1)  392,000



(1) Write-off uncollectible accounts receivable.















