Form 10-Q
period 1999-12-25
J&J SNACK FOODS CORP
filed 2000-02-03
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended December 25, 1999

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

                              Telephone (856) 665-9533

                 Indicate by check mark whether the registrant (1) has
            filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      X  Yes                           No

            As of January 14, 2000, there were 9,017,183 shares of the Registrant's Common Stock outstanding.






                                        INDEX







                                                                  Page
                                                                  Number
            Part I.   Financial Information

                Item 1.  Consolidated Financial Statements

                    Consolidated Balance Sheets - December 25, 1999
                     and September 25, 1999                          3

                    Consolidated Statements of Earnings - Three
                     Months Ended December 25, 1999 and December
                     26, 1998                                        5

                    Consolidated Statements of Cash Flows - Three
                     Months Ended December 25, 1999 and December
                     26, 1998                                        6

                    Notes to the Consolidated Financial Statements   7

                Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                               11

                Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                        13

            Part II.  Other Information

                Item 6.  Exhibits and Reports on Form 8-K           14







                            PART I. FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements


                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)
            ASSETS
                                          December 25, September 25,
                                              1999        1999
                                          (Unaudited)
            Current assets
             Cash and cash equivalents     $  1,685    $  5,945
             Short term investment
              securities held to maturity       925         924
             Accounts receivable             28,343      31,881
             Inventories                     17,582      16,187
             Prepaid expenses and deposits    1,861       1,130

                                             50,396      56,067
            Property, plant and equipment,
               at cost
               Land                             795         745
               Buildings                      5,586       5,386
               Plant machinery and
                equipment                    66,893      66,305
               Marketing equipment          142,348     138,335
               Transportation equipment       2,072       2,049
               Office equipment               6,539       6,308
               Improvements                  11,975      11,769
               Construction in progress       2,431       1,356
                                            238,639     232,253

                 Less accumulated deprecia-
                    tion and amortization   135,470     130,292

                                            103,169     101,961
            Other assets
               Goodwill, trademarks and
                rights,less accumulated
                amortization                 50,864      50,821
                Long term investment
                 securities held to
                 maturity                     1,740       1,925
               Sundry                         2,547       2,906
                                             55,151      55,652
                                           $208,716    $213,680

            See accompanying notes to the consolidated financial
            statements.
                                          3





                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued


               LIABILITIES AND            December 25, September 25,
            STOCKHOLDERS' EQUITY              1999        1999

                                            (dollars in thousands,
                                           except share information)

            Current liabilities
               Current maturities of
                 long-term debt            $  8,159    $  8,214
               Accounts payable              22,536      23,272
               Accrued liabilities            6,885       8,418

                                             37,580      39,904

            Long-term debt, less
               current maturities            30,687      34,660
            Deferred income taxes             7,702       7,702
            Other long-term liabilities         204         245

            Stockholders' equity
               Capital stock
                 Preferred, $1 par value;
                    authorized, 5,000,000
                    shares; none issued           -           -
                 Common, no par value;
                    authorized 25,000
                    shares; issued and
                    outstanding, 9,008
                    and 9,000,respectively    36,969     36,251
            Accumulated other comprehen-
               sive income                   (1,611)     (1,601)
            Retained earnings                97,185      96,519

                                            132,543     131,169
                                           $208,716    $213,680

            See accompanying notes to the consolidated financial statements.


                                          4





                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                                         December 25, December 26,
                                            1999         1998

            Net Sales                      $65,950     $60,549

            Cost of goods sold              33,381      29,567

               Gross profit                 32,569      30,982

            Operating expenses
               Marketing                    20,398      19,607
               Distribution                  7,101       6,676
               Administrative                2,791       2,540
               Amortization of
                intangibles and
                deferred costs                 745         739
                                            31,035      29,562

            Operating income                 1,534       1,420

            Other income (deductions)
               Investment income               136         126
               Interest expense               (686)       (879)
               Sundry                           73         255

               Earnings before
                income taxes                 1,057         922

            Income taxes                       391         341

               NET EARNINGS                $   666     $   581

            Earnings per diluted share       $ .07       $ .06

            Weighted average number
               of diluted shares             9,381       9,541

            Earnings per basic share         $ .07       $ .06

            Weighted average number
               of basic shares               9,004       9,036

            See accompanying notes to the consolidated financial
            statements
                                          5

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)

                                               December 25, December 26,
                                                   1999        1998
            Operating activities:
               Net earnings                       $   666    $  581
            Adjustments to reconcile net
             earnings to net cash provided
             by operating activities:
               Depreciation and amortization
                of fixed assets                     6,354     5,878
               Amortization of intangibles            911       851
               Other adjustments                      (48)      (24)
               Changes in assets and liabilities,
                net of effects from purchase of
                companies
                  Decrease in accounts receivable   3,542     8,039
                  Increase in inventories          (1,132)   (1,159)
                  Increase in prepaid expenses       (731)     (556)
                  Decrease in accounts payable
                    and accrued liabilities        (1,676)   (4,409)
               Net cash provided by operating
                activities                          7,886     9,201
            Investing activities:
             Purchase of property, plant
               and equipment                       (7,177)   (6,509)
             Payments for purchases of
               companies, net of cash
               acquired and debt assumed           (1,280)        -
             Proceeds from investments
               held to maturity                       185       115
             Other                                     68        21
             Net cash used in investing
                activities                         (8,204)   (6,373)
            Financing activities:
             Proceeds from issuance of stock          102       363
             Proceeds from borrowings               3,000         -
             Payments to repurchase common stock      (19)        -
             Payments of long-term debt            (7,025)   (5,050)
               Net cash used in financing
                activities                         (3,942)   (4,687)
               Net decrease in cash and
                cash equivalents                   (4,260)   (1,859)
            Cash and cash equivalents at
             beginning of period                    5,945     3,204
            Cash and cash equivalents at
             end of period                        $ 1,685    $1,345

            See accompanying notes to the consolidated financial
            statements
                                          6





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

                    The results of operations for the three months ended December 25, 1999 and December 26, 1998 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and Italian ice are generally higher in the third and fourth quarters due to warmer weather.

                    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 25, 1999.

           Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                    Three Months Ended December 25, 1999
                                      Income        Shares    Per Share
                                   (Numerator)  (Denominator)   Amount
                                (in thousands, except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders    $  666     9,004         $.07

           Effect of Dilutive Securities

           Options                         -       377            -

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions       $  666      9,381        $.07

                                   Three Months Ended December 26, 1998
                                      Income        Shares    Per Share
                                    (Numerator) (Denominator)   Amount
                                (in thousands, except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders    $  581       9,036       $.06

           Effect of Dilutive Securities
           Options                         -         505          -

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions               $  581       9,541       $.06


            Note 3  Inventories consist of the following:


                                             December 25, September 25,
                                                1999          1999
                                                  (in thousands)

                    Finished goods           $ 8,349     $ 8,118
                    Raw materials              1,819       1,579
                    Packaging materials        2,233       1,770
                    Equipment parts & other    5,181       4,720
                                             $17,582     $16,187

            Note 4 In fiscal year 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 superceded SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management approach". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments, as well as disclosures about products and services and major customers. The adoption of SFAS No. 131 did not affect the results of operations or the financial position of the Company.

                    Using the guidelines set forth in SFAS No. 131, the Company has two reportable segments: Snack Foods and

                    Frozen Beverages. Snack Foods manufactures and distributes snack foods and bakery items. Frozen Beverages markets and distributes frozen beverage products. The segments are managed as strategic business units due to their distinct production processes and capital requirements.

                    The Company evaluates each segment's performance based on income or loss before taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:
                                        Three Months Ended
                                   December 25,    December 26,
                                      1999             1998
                                         (in thousands)
            Sales:
               Snack Foods            $ 45,638      $ 43,674
               Frozen Beverages         20,312        16,875
                                      $ 65,950      $ 60,549

            Depreciation and Amortization:
               Snack Foods            $  3,384      $  3,155
               Frozen Beverages          3,881         3,574
                                      $  7,265      $  6,729

            Income Before Taxes:
               Snack Foods            $  3,360      $  2,799
               Frozen Beverages         (2,303)       (1,877)
                                      $  1,057      $    922

            Capital Expenditures:
               Snack Foods            $  2,440      $  2,938
               Frozen Beverages          4,737         3,571
                                      $  7,177      $  6,509

            Assets:
               Snack Foods            $106,603      $105,360
               Frozen Beverages        102,113        99,426
                                      $208,716      $204,786

                    Sales to a single Snack Foods' customer were approximately 11% and 12% of the Company's sales for the periods ending December 25, 1999 and December 26, 1998, respectively.

           Note 5 In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on the Company's minimal use of derivatives at the current time, management does not anticipate the adoption of SFAS No. 133 will have a significant impact on earnings or financial position of the Company. However, the impact from adopting SFAS No. 133 will depend on the nature and purpose of the derivatives instruments in use by the Company at that time.

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

                 In the quarters ended December 25, 1999 and December
            26, 1998 fluctuations in the valuation of the Mexican peso caused a decrease of $10,000 and an increase of $27,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary.

                 Available to the Company are unsecured general purpose
            bank lines of credit totalling $30,000,000. Borrowings under the lines at December 25, 1999 were $9,000,000.

            Results of Operations

                 Net sales increased $5,401,000 or 9% for the three
            months ended December 25, 1999 compared to the three months ended December 26, 1998.

            SNACK FOODS

                 Sales to food service customers increased $1,449,000
            or 6% in the first quarter to $26,240,000. Approximately 80% of this increase resulted from the acquisition of the Camden Creek Bakery cookie business in February 1999. Soft pretzel sales of $15,436,000 to the food service market were essentially unchanged from last year. Italian ice and frozen juice treat and dessert sales increased 3% to $4,432,000 in the three months. Churro sales to food service customers decreased 12% to $2,454,000 in the quarter due primarily to decreased unit sales to one customer. Cookie sales increased 113% to $2,818,000 from $1,325,000 last year primarily due to the acquisition of the Camden Creek cookie business.

                 Sales of products to retail supermarkets decreased
            $188,000 or 2% in the first quarter. Soft pretzel sales for the first quarter were down 3% to $5,488,000. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, decreased 8% in the first quarter. An advertising campaign which began in last year's first quarter helped boost year ago pretzel sales. Sales of Italian Ice decreased $36,000 or 2% to $1,596,000 in the first quarter.

                 Bakery sales increased $868,000 or 12% to $8,111,000
            in the first quarter due to increased sales across our customer base. Sales of our Bavarian Pretzel Bakery decreased $165,000 or 4% to $3,734,000 in the quarter from last year.

            FROZEN BEVERAGES

                 Frozen beverage and related product sales increased
            $3,437,000 or 20% to $20,312,000 in the first quarter.
            Beverage sales alone increased 13% to $16,982,000 and gross profit on beverage sales increased 6%. Service and lease revenue increased $1,492,000 from the first quarter of fiscal year 1999 due primarily to service provided to one customer.

                 Gross profit as a percentage of sales decreased to 49%
            in the current first quarter from 51% in the year ago period. This gross profit percentage decrease is primarily attributable to lower gross profit percentages of the increased service and lease revenue of our frozen beverage business.

                 Total operating expenses increased $1,473,000 in the
            first quarter but as a percentage of sales decreased to 47% from 49% in last year's same quarter. Marketing expenses decreased to 31% of sales from 32% in last year's first quarter. Distribution expenses and administrative expenses as a percent of sales remained at 11% and 4%, respectively, compared to last year. The decrease in marketing expenses as a percent of sales is due to lower advertising and allowance costs in our retail supermarket business.

                 Operating income increased 8%, or $114,000 to
            $1,534,000 in the first quarter from $1,420,000 in last year's quarter.

                 Interest expense decreased $193,000 from last year's
            quarter to $686,000 this year due to lower debt levels.

                 Sundry income decreased to $73,000 this year from
            $255,000 last year. Last year's sundry income included $250,000 from the favorable settlement of litigation.

                 The  effective income  tax rate  has been  estimated at
            37% this year compared to 37% in last year's quarter.

                 Net earnings  increased $85,000  or 15% in  the current
            three month period to $666,000.

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

                             Part II.  OTHER INFORMATION





            Item 6.  Exhibits and Reports on Form 8-K

                   a)  Exhibits - None

                   b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended
                       December 25, 1999.

                                     SIGNATURES




                 Pursuant to the requirements of the Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          J & J SNACK FOODS CORP.




            Dated:  February 2, 2000      /s/ Gerald B. Shreiber
                                          Gerald B. Shreiber
                                          President




            Dated:  February 2, 2000      /s/ Dennis G. Moore
                                          Dennis G. Moore
                                          Senior Vice President and
                                          Chief Financial Officer