Form 10-Q
period 2000-03-25
J&J SNACK FOODS CORP
filed 2000-05-03
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION


                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the period ended March 25, 2000

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


                      X  Yes                           No

            As of April 21, 2000, there were 8,810,183 shares of the Registrant's Common Stock outstanding.






                                        INDEX






                                                                  Page
                                                                  Number
            Part I.   Financial Information

                Item 1.  Consolidated Financial Statements

                    Consolidated Balance Sheets - March 25, 2000
                     and September 25, 1999                          3

                    Consolidated Statements of Earnings - Three
                     Months and Six Months Ended March 25, 2000
                     and March 27, 1999                              5

                    Consolidated Statements of Cash Flows - Six
                     Months Ended March 25, 2000 and March 27, 1999  6

                    Notes to the Consolidated Financial Statements   7

                Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                               12

                Item 3.  Quantitative and Qualitative Disclosures
                           About Market Risk                        15


            Part II.  Other Information


                Item 4.  Submission of Matters to a Vote of
                          Security Holders                          16

                Item 6.  Exhibits and Reports on Form 8-K           16














                            PART I. FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements


                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)
            ASSETS
                                           March 25,   September 25,
                                              2000        1999
                                          (Unaudited)
            Current assets
             Cash and cash equivalents     $  2,477    $  5,945
             Short term investment
              securities held to maturity         -         924
             Accounts receivable             31,119      31,881
             Inventories                     19,718      16,187
             Prepaid expenses and deposits    2,273       1,130


                                             55,587      56,067
            Property, plant and equipment,
               at cost
               Land                             795         745
               Buildings                      5,586       5,386
               Plant machinery and
                equipment                    70,773      66,305
               Marketing equipment          145,621     138,335
               Transportation equipment       2,052       2,049
               Office equipment               6,687       6,308
               Improvements                  12,163      11,769
               Construction in progress       2,352       1,356
                                            246,029     232,253

                 Less accumulated deprecia-
                    tion and amortization   140,921     130,292

                                            105,108     101,961
            Other assets
               Goodwill, trademarks and
                rights,less accumulated
                amortization                 50,133      50,821
                Long term investment
                 securities held to
                 maturity                     1,740       1,925
               Sundry                         2,455       2,906
                                             54,328      55,652
                                           $215,023    $213,680

            See accompanying notes to the consolidated financial
            statements.
                                          3





                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued

                   (dollars in thousands,except share information)


               LIABILITIES AND             March 25, September 25,
            STOCKHOLDERS' EQUITY              2000       1999


            Current liabilities
               Current maturities of
                 long-term debt            $  8,151  $  8,214
               Accounts payable              24,062    23,272
               Accrued liabilities            6,624     8,418
                                             38,837    39,904

            Long-term debt, less

               current maturities            35,667    34,660
            Deferred income taxes             7,702     7,702
            Other long-term liabilities         176       245

            Stockholders' equity
               Capital stock
                 Preferred, $1 par value;
                    authorized, 5,000,000
                    shares; none issued           -         -
                 Common, no par value;
                    authorized 25,000,000
                    shares; issued and
                    outstanding, 8,980,000
                    and 9,000,000,
                    respectively             36,292    36,251
            Accumulated other comprehen-
               sive income                   (1,576)   (1,601)
            Retained earnings                97,925    96,519

                                            132,641   131,169
                                           $215,023  $213,680


            See accompanying notes to the consolidated financial statements.


                                          4


                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                                 Three months ended  Six months ended

                                March 25, March 27, March 25, March 27,
                                   2000      1999      2000      1999

            Net Sales            $68,241   $62,908  $134,191  $123,457

            Cost of goods sold    32,592    29,323    65,973    58,890

               Gross profit       35,649    33,585    68,218    64,567


            Operating expenses
               Marketing          22,985    20,735    43,383    40,342
               Distribution        7,564     7,018    14,665    13,694
               Administrative      2,776     2,614     5,567     5,154
               Amortization of
                intangibles and
                deferred costs       739       762     1,484     1,501
                                  34,064    31,129    65,099    60,691

            Operating income       1,585     2,456     3,119     3,876

            Other income (deductions)
               Investment income     104       120       240       246
               Interest expense     (652)     (773)   (1,338)   (1,652)
               Sundry                138        68       211       323

               Earnings before
                income taxes       1,175     1,871     2,232     2,793

            Income taxes             435       692       826     1,033

               NET EARNINGS      $   740   $ 1,179  $  1,406  $  1,760

            Earnings per diluted
             share                 $ .08     $ .12     $ .15     $ .18

            Weighted average number
               of diluted shares   9,329     9,638     9,355     9,579

            Earnings per basic
             share                 $ .08     $ .13     $ .16     $ .19

            Weighted average number
               of basic shares     9,014     9,095     9,009     9,066

            See accompanying notes to the consolidated financial
            statements.
                                          5

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)
                                                    Six months ended
                                                   March 25, March 27,
                                                    2000       1999
            Operating activities:
               Net earnings                        $ 1,406   $ 1,760
            Adjustments to reconcile net
             earnings to net cash provided
             by operating activities:
               Depreciation and amortization
                of fixed assets                     12,932    11,811
               Amortization of intangibles           1,733     1,734
               Other adjustments                       (74)      (15)
               Changes in assets and liabilities,
                net of effects from purchase of
                companies
                 Decrease in accounts receivable       762     5,744
                 Increase in inventories            (3,345)   (1,246)
                 Increase in prepaid expenses       (1,143)     (841)
                 Decrease in accounts payable
                  and accrued liabilities             (438)   (4,447)
               Net cash provided by operating
                  activities                        11,833    14,500
            Investing activities:
               Purchases of property, plant
                and equipment                      (15,646)  (12,629)
               Payments for purchases of
                companies, net of cash
                acquired and debt assumed           (1,280)   (2,336)
               Proceeds from investments held
                to maturity                          1,109       245
               Other                                   165       (17)
                Net cash used in investing
                 activities                        (15,652)  (14,737)
            Financing activities:
               Proceeds from borrowings             10,000     2,000
               Proceeds from issuance of common
                stock                                  427     1,507
               Payments to repurchase common stock  (1,020)        -
               Payments of long-term debt           (9,056)   (4,585)
                Net cash provided by financing
                 activities                            351    (1,078)
                Net (decrease) increase in
                 cash and cash equivalents          (3,468)   (1,315)
            Cash and cash equivalents at
             beginning of period                     5,945     3,204
            Cash and cash equivalents at
             end of period                         $ 2,477   $ 1,889

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

                    The results of operations for the three months and six months ended March 25, 2000 and March 27, 1999 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and Italian ice are generally higher in the third and fourth quarters due to warmer weather.

                    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 25, 1999.

           Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:
                                       Three Months Ended March 25, 2000
                                         Income     Shares    Per Share
                                      (Numerator)(Denominator) Amount
                                               (in thousands,
                                         except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders      $  740      9,014      $.08

           Effect of Dilutive Securities
           Options                           -        315         -

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions         $  740      9,329      $.08

                                       Six Months Ended March 25, 2000
                                         Income     Shares    Per Share
                                      (Numerator)(Denominator) Amount
                                                (in thousands,
                                          except per share amounts)
           Basic EPS
           Net Income available

            to common stockholders       $1,406     9,009      $.16

           Effect of Dilutive Securities
           Options                            -       346      (.01)

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions                  $1,406     9,355      $.15

                                      Three Months Ended March 27, 1999
                                         Income     Shares    Per Share
                                      (Numerator)(Denominator) Amount
                                              (in thousands,
                                         except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders       $1,179     9,095      $.13

           Effect of Dilutive Securities
           Options                            -       543      (.01)

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions                  $1,179     9,638      $.12

                                       Six Months Ended March 27, 1999
                                         Income     Shares    Per Share
                                      (Numerator)(Denominator) Amount
                                              (in thousands,
                                         except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders       $1,760     9,066      $.19

           Effect of Dilutive Securities
           Options                            -       513      (.01)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions          $1,760     9,579      $.18

            Note 3  Inventories consist of the following:

                                             March 25,  September 25,
                                               2000         1999
                                               (in thousands)
                    Finished goods           $ 9,185     $ 8,118
                    Raw materials              2,359       1,579
                    Packaging materials        2,441       1,770
                    Equipment parts & other    5,733       4,720
                                             $19,718     $16,187


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

                    The Company evaluates each segment's performance based on income or loss before taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                                 Three Months Ended    Six Months Ended
                                 March 25, March 27, March 25, March 27,
                                    2000      1999      2000      1999
                                               (in thousands)

            Sales:
               Snack Foods       $ 48,166  $ 46,873  $ 93,804  $ 90,547
               Frozen Beverages    20,075    16,035    40,387    32,910
                                 $ 68,241  $ 62,908  $134,191  $123,457

            Depreciation and Amortization:
               Snack Foods       $  3,460  $  3,196  $  6,844  $  6,351
               Frozen Beverages     3,940     3,620     7,821     7,194
                                 $  7,400  $  6,816  $ 14,665  $ 13,545

            Income Before Taxes:
               Snack Foods       $  3,556  $  4,816  $  6,917  $  7,615
               Frozen Beverages    (2,381)   (2,945)   (4,685)   (4,822)
                                 $  1,175  $  1,871  $  2,232  $  2,793

            Capital Expenditures:
               Snack Foods       $  5,309  $  3,687  $  7,749  $  6,625
               Frozen Beverages     3,160     2,433     7,897     6,004
                                 $  8,469  $  6,120  $ 15,646  $ 12,629

            Assets:
               Snack Foods       $114,645  $114,829  $114,645  $114,829
               Frozen Beverages   100,378    94,784   100,378    94,784
                                 $215,023  $209,613  $215,023  $209,613

                    Sales to a single Snack Foods' customer were approximately 10% of the Company's sales for the six months ending March 27, 1999 and less than 10% for all other periods reported.

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

                 In the three months ended March 25, 2000 and March 27,
            1999, fluctuations in the valuation of the Mexican peso caused an increase of $35,000 and a increase of $34,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen carbonated beverage subsidiary. In the six month periods, the increase was $10,000 in fiscal year 2000 and the increase was $61,000 in fiscal year 1999.

                 In the six months ended March 25, 2000, the Company
            purchased and retired 51,200 shares of its common stock at a cost of $1,020,000.

                 Available to the Company are unsecured general purpose
            bank lines of credit totaling $30,000,000. Borrowings under the lines at March 25, 2000 were $16,000,000. Although the bank lines of credit expire in December, 2000, the Company has classified the borrowings as long term on its balance sheet as the Company has the intent and ability to refinance the lines so that the Company will not be required to pay off any unpaid balances at December 31, 2000.

            Results of Operations

                 Net sales increased $5,333,000 or 8% to $68,241,000
            for the three months and $10,734,000 or 9% to $134,191,000 for the six months ended March 25, 2000 compared to the six months ended March 27, 1999.

            SNACK FOODS

                 Sales to food service customers decreased $1,260,000
            or 4% in the second quarter to $26,883,000 and increased $189,000 or less than 1% for the six months. Excluding sales resulting from acquisitions, sales would have decreased 7% for the second quarter and 4% for the six months. Soft pretzel sales to the food service market decreased 12% to $14,402,000 in the second quarter and 6% to $29,838,000 in the six months. Lower sales to two customers accounted for most of the pretzel sales' decrease. Frozen juice bars and ices sales increased 10% to $6,338,000 in the three months and 7% to $10,645,000 in the six months due primarily to increased unit sales to one customer. Churro sales to food service customers decreased 21% to $2,499,000 in the second quarter and 17% to $4,953,000 in the six months due primarily to decreased unit sales to two customers. Cookie sales increased 32% to $2,636,000 in the second quarter and 64% to $5,454,000 in the six months due primarily to the acquisition of the Camden Creek Bakery cookie business.

                 Sales of products to retail supermarkets increased
            $1,680,000 or 16% to $12,257,000 in the second quarter and 8% to $19,935,000 in the first half. Soft pretzel sales for the second quarter were up 2% to $7,633,000 and were essentially unchanged at $13,246,000 for the six months. Sales of our flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, decreased 2% in the second quarter and 4% for the six months. An advertising program which began in last year's first quarter helped boost year ago pretzel sales. Sales of frozen juice bars and ices increased $1,489,000 or 58% to $4,060,000 in the second quarter and $1,577,000 or 38% to $5,780,000 in the first half due to sales of new products.

                 Bakery sales increased $728,000 or 14% to $5,947,000
            in the second quarter and $1,596,000 or 13% to $14,058,000 in the first six months due to increased unit sales across our customer base. Sales of our Bavarian Pretzel Bakery increased 5% to $3,079,000 in the second quarter and were essentially unchanged at $6,813,000 for the six month period.

            FROZEN BEVERAGES

                 Frozen beverage and related product sales increased
            $4,040,000 or 25% to $20,075,000 in the second quarter and

            $7,477,000 or 23% to $40,387,000 in the six months.
            Beverage sales alone increased 14% in the second quarter and the first half to $16,046,000 and $33,028,000, respectively, and gross profit on beverage sales increased 7% in the quarter and 6% in the six months. Service and lease revenue increased $2,306,000 in the second quarter and $3,798,000 in the six months due primarily to services provided to one customer.

                 Gross profit as a percentage of sales decreased to 52%
            and 51% in the current year's three and six month periods from 53% and 52% in the corresponding periods last year. This gross profit percentage decrease is primarily attributable to lower gross profit percentages of the increased service and lease revenue of our frozen beverage business and lower foodservice pretzel and churro sales.

                 Total operating expenses increased $2,935,000 in the
            second quarter and as a percentage of sales increased less than / of one percent to 50% from 49% in last year's same quarter. For the first half, operating expenses increased $4,408,000 and as a percentage of sales were 49% in both years. Marketing expenses increased to 34% of sales in this year's three month period from 33% of sales last year. For the six month period, marketing expenses decreased less than / of one percent of sales to 32% from 33% in 1999. Distribution expenses and administrative expenses as a percent of sales remained at 11% and 4%, respectively, for all periods reported. The increase in marketing expenses as a percent of sales in this year's second quarter is primarily attributable to lower foodservice sales during the period.

                 Operating income decreased $871,000 or 35% to
            $1,585,000 in the second quarter and $757,000 or 20% to $3,119,000 in the first half.

                 For the three and six months, interest expense
            decreased $121,000 and $314,000, respectively, due to lower debt levels.

                 The effective income tax rate has been estimated at
            37% in all periods.

                 Net earnings decreased $439,000 or 37% in the current
            three month period to $740,000 and $354,000 or 20% in the current six month period to $1,406,000.

            Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk

                 There has been no material change in the Company's
            assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 1999 annual report on Form 10-K filed with the SEC.

                            Part II.    OTHER INFORMATION

            Item 4. Submission of Matters to a Vote of xSecurity Holders

                 The results of voting at the Annual Meeting of
            Shareholders held on February 3, 2000 is as follows:

                                                             Absentees
                                      Votes Cast             and Broker
                                    For    Against  Withheld Non Votes
            Election of Gerald
            B. Shreiber as

            Director             7,246,425      -    870,056     -

            Increase in the
            number of shares of
            Common Stock for
            issuance under the
            Company's Stock
            Option Plan for
            officers and key
            employees excluding
            the Chief Executive
            Officer              4,883,912 3,215,991    -     46,578

            Increase in the
            number of shares
            of Common Stock
            for issuance under
            the Company's Non-
            statutory Stock
            Option Plan for
            Non-Employee Directors
            and Chief Executive
            Officer              7,558,593   541,090     -    46,798

                 The Company had 9,007,435 shares outstanding on
            December 6, 1999, the record date.

            Item 6. Exhibits and Reports on Form 8-K

                a)  Exhibits - None


                b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 25, 2000.

                                     SIGNATURES


                Pursuant to the requirements of the Securities Exchange
            Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J & J SNACK FOODS CORP.





            Dated: May 2, 2000           /s/Gerald B. Shreiber
                                         Gerald B. Shreiber
                                         President





            Dated: May 2, 2000           /s/Dennis G. Moore
                                         Dennis G. Moore
                                         Senior Vice President and
                                         Chief Financial Officer