Form 10-Q
period 2000-06-24
J&J SNACK FOODS CORP
filed 2000-08-01
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended June 24, 2000

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

                     X  Yes                   No

            As of July 19, 2000, there were 8,562,093 shares of the Registrant's Common Stock outstanding.








                                        INDEX


                                                                 Page
                                                                 Number
            Part I.   Financial Information

               Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets - June 24, 2000
                   and September 25, 1999                          3

                  Consolidated Statements of Earnings - Three
                   Months and Nine Months Ended June 24, 2000
                   and June 26, 1999                               5

                  Consolidated Statements of Cash Flows - Nine
                    Months Ended June 24, 2000 and June 26, 1999   6

                  Notes to the Consolidated Financial Statements   7

               Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                              11

               Item 3. Quantitative and Qualitative Disclosures
                         About Market Risk                         14

            Part II.  Other Information

               Item 6. Exhibits and Reports on Form 8-K            15
























                            PART I. FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)
                   ASSETS
                                          June 24,   September 25,
                                            2000        1999
                                         (Unaudited)
            Current assets
             Cash and cash equivalents     $  1,027   $  5,945
             Short term investment
              securities held to maturity         -        924
             Accounts receivable             37,771     31,881
             Inventories                     19,859     16,187
             Prepaid expenses and deposits    2,352      1,130

                                             61,009     56,067
            Property, plant and equipment,
              at cost
              Land                              795        745
              Buildings                       5,586      5,386
              Plant machinery and
               equipment                     72,607     66,305
              Marketing equipment           151,046    138,335
              Transportation equipment        1,995      2,049
              Office equipment                6,834      6,308
              Improvements                   12,336     11,769
              Construction in progress        3,056      1,356
                                            254,255    232,253

                Less accumulated deprecia-
                   tion and amortization    145,959    130,292

                                            108,296    101,961
            Other assets
              Goodwill, trademarks and
               rights,less accumulated
               amortization                  49,445     50,821
               Long term investment
                securities held to
                maturity                      1,740      1,925
              Sundry                          2,793      2,906
                                             53,978     55,652
                                           $223,283   $213,680
            See accompanying notes to the consolidated financial
            statements.
                                          3






                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued


              LIABILITIES AND             June 24,  September 25,
            STOCKHOLDERS' EQUITY             2000       1999
                                              (Unaudited)
                                           (dollars in thousands,
                                          except share information)
            Current liabilities
              Current maturities of
                long-term debt            $ 30,143   $  8,214
              Accounts payable              29,172     23,272
              Accrued liabilities            8,538      8,418

                                            67,853     39,904

            Long-term debt, less
              current maturities            17,657     34,660
            Deferred income taxes            7,702      7,702
            Other long-term liabilities        148        245
                                            25,507     42,607
            Stockholders' equity
              Capital stock
                Preferred, $1 par value;
                   authorized, 5,000,000
                  shares; none issue         -             -
                Common, no par value;
                   authorized 25,000,000
                   shares; issued and
                   outstanding, 8,542,000
                   and 9,000,000,
                   respectively             28,682     36,251
            Accumulated other comprehen-
              sive income                   (1,694)    (1,601)
            Retained earnings               102,935     96,519

                                           129,923    131,169
                                          $223,283   $213,680


            See accompanying notes to the consolidated financial statements.

                                          4

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                               Three months ended  Nine months ended
                               June 24,  June 26,  June 24,  June 26,
                                 2000      1999      2000      1999

            Net Sales           $89,579   $82,094 $223,770  $205,551

            Cost of goods sold   42,524    37,967  108,497    96,857

              Gross profit       47,055    44,127  115,273   108,694

            Operating expenses
              Marketing          27,326    23,379   70,709    63,721
              Distribution        7,606     7,545   22,271    21,239
              Administrative      2,815     2,782    8,382     7,936
              Amortization of
               intangibles and
               deferred costs       688       753    2,172     2,254
                                 38,435    34,459  103,534    95,150

            Operating income      8,620     9,668   11,739    13,544

            Other income (deductions)
              Investment income      72       116      312       362
              Interest expense     (761)     (871)  (2,099)   (2,523)
              Sundry                 21       143      232       466

              Earnings before
               income taxes       7,952     9,056   10,184    11,849

            Income taxes          2,942     3,351    3,768     4,384

              NET EARNINGS      $ 5,010   $ 5,705 $  6,416  $  7,465

            Earnings per diluted
             share                $ .56     $ .60    $ .70     $ .78

            Weighted average number
              of diluted shares   8,890     9,471    9,200     9,540

            Earnings per basic
             share                $ .57     $ .64    $ .72     $ .83

            Weighted average number
              of basic shares     8,728     8,984    8,915     9,038

            See accompanying notes to the consolidated financial statements.

                                          5

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)
                                                Nine months ended
                                                 June 24,   June 26,
                                                    2000       1999
            Operating activities:
              Net earnings                        $ 6,416   $ 7,465
            Adjustments to reconcile net
             earnings to net cash provided
             by operating activities:
              Depreciation and amortization
               of fixed assets                     19,767    17,898
              Amortization of intangibles           2,594     2,614
              Other adjustments                         9       (32)
              Changes in assets and liabilities,
               net of effects from purchase of
               companies
                Increase in accounts receivable    (5,856)     (335)
                Increase in inventories            (3,448)     (678)
                Increase in prepaid expenses       (1,222)     (669)
                Increase in accounts payable
                  and accrued liabilities           6,557     3,757
              Net cash provided by operating
                 activities                        24,817    30,020
            Investing activities:
              Purchases of property, plant
               and equipment                      (25,926)  (18,774)
              Payments for purchases of
               companies, net of cash
               acquired and debt assumed           (1,280)   (2,336)
              Proceeds from investments held
               to maturity                          1,109       255
              Other                                  (361)      200
               Net cash used in investing
                activities                        (26,458)  (20,655)
            Financing activities:
              Proceeds from borrowings             15,000     4,000
              Proceeds from issuance of common
               stock                                1,186     2,335
              Payments to repurchase common stock  (9,390)   (5,625)
              Payments of long-term debt          (10,073)   (6,606)
               Net cash (used in) provided by
                financing activities               (3,277)   (5,896)
               Net (decrease) increase in cash
                and cash equivalents               (4,918)    3,469
            Cash and cash equivalents at
             beginning of period                    5,945     3,204
            Cash and cash equivalents at
             end of period                        $ 1,027   $ 6,673

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

                    The results of operations for the three months and nine months ended June 24, 2000 and June 26, 1999 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to seasonal factors.

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

           Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                      Three Months Ended June 24, 2000
                                      Income       Shares     Per Share
                                    (Numerator) (Denominator)  Amount
                                           (in thousands,
                                      except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $5,010      8,728       $.57

           Effect of Dilutive Securities
           Options                      -           162       (.01)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions       $5,010      8,890       $.56

                                      Nine Months Ended June 24, 2000
                                      Income      Shares   Per Share
                                   (Numerator) (Denominator)   Amount
                                           (in thousands,
                                      except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $6,416      8,915       $.72

           Effect of Dilutive Securities
           Options                      -           285       (.02)

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions               $6,416      9,200       $.70

                                     Three Months Ended June 26, 1999
                                      Income      Shares   Per Share
                                   (Numerator) (Denominator)   Amount
                                             (in thousands,
                                       except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $5,705      8,984       $.64

           Effect of Dilutive Securities
           Options                      -           487       (.04)

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions               $5,705      9,471       $.60

                                     Nine Months Ended June 26, 1999
                                      Income      Shares   Per Share
                                   (Numerator) (Denominator)   Amount
                                             (in thousands,
                                       except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $7,465      9,038       $.83

           Effect of Dilutive Securities
           Options                      -           502       (.05)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions       $7,465      9,540       $.78

            Note 3 Inventories consist of the following:

                                            June 24,   September 25,
                                              2000        1999
                                              (in thousands)
                   Finished goods           $ 9,137     $ 8,118
                   Raw materials              2,033       1,579
                   Packaging materials        2,888       1,770
                   Equipment parts & other    5,801       4,720
                                            $19,859     $16,187

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

                    The Company evaluates each segment's performance based on income or loss before taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                                  Three Months Ended  Nine Months Ended
                                  June 24,  June 26,  June 24,  June 26,
                                    2000     1999     2000      1999
                                              (in thousands)
            Sales:
              Snack Foods       $ 59,735  $ 54,011  $153,539  $144,558
              Frozen Beverages    29,844    28,083    70,231    60,993
                                $ 89,579  $ 82,094  $223,770  $205,551

            Depreciation and Amortization:
              Snack Foods       $  3,632  $  3,311  $ 10,476  $  9,662
              Frozen Beverages     4,064     3,656    11,885    10,850
                                $  7,696  $  6,967  $ 22,361  $ 20,512

            Income Before Taxes:
              Snack Foods       $  4,118  $  5,187  $ 11,035  $ 12,801
              Frozen Beverages     3,834     3,869      (851)     (952)
                                $  7,952  $  9,056  $ 10,184  $ 11,849

            Capital Expenditures:
              Snack Foods       $  5,079  $  3,435  $ 12,828  $ 10,060
              Frozen Beverages     5,201     2,710    13,098     8,714
                                $ 10,280  $  6,145  $ 25,926  $ 18,774

            Assets:
              Snack Foods       $116,988  $116,340  $116,988  $116,340
              Frozen Beverages   106,295   102,395   106,295   102,395
                                $223,283  $218,735  $223,283  $218,735

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

                   Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

            Liquidity and Capital Resources

                 The Company's future expected operating cash flow
            along with its borrowing capacity are its primary sources of liquidity. The Company believes that these sources are sufficient to fund future growth and expansion.

                 In the three months ended June 24, 2000 and June 26,
            1999, fluctuations in the value of the Mexican peso caused a decrease of $118,000 and a increase of $4,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the nine month periods, the decrease was $93,000 in fiscal year 2000 and the increase was $65,000 in fiscal year 1999.

                 In the three months ended June 24, 2000, the Company
            purchased and retired 531,800 shares of its common stock at a cost of $8,370,000. In the nine months ended June 24, 2000, the Company purchased and retired 583,000 shares of its common stock at a cost of $9,390,000. The Company is authorized to purchase and retire an additional 417,000 shares under a buyback authorization approved by the Board of Directors in December 1999.

                 Available to the Company are unsecured general purpose
            bank lines of credit totaling $30,000,000. Borrowings under the lines at June 24, 2000 were $22,000,000. As the bank lines of credit expire in December 2000, the Company has classified the borrowings as a current obligation on its balance sheet. Although these lines expire in December 2000, it is management's intent to renegotiate these financings prior to their due date.

            Results of Operations

                 Net sales increased $7,485,000 or 9% to $89,579,000
            for the three months and $18,219,000 or 9% to $223,770,000 for the nine months ended June 24, 2000 compared to the nine months ended June 26, 1999.

            SNACK FOODS

                 Sales to food service customers of $32,204,000 in the
            third quarter and $85,202,000 in the nine months were essentially unchanged from last year's periods. Excluding sales resulting from acquisitions, sales would have decreased approximately 1% for the third quarter and 3% for the nine months. Soft pretzels sales to the food service market decreased 5% to $15,027,000 in the third quarter and 6% to $44,865,000 in the nine months due primarily to lower unit sales to three customers. Frozen juice bars and ices sales decreased less than 1% to $9,753,000 in the three months and increased 3% to $20,398,000 in the nine months. Churro sales to food service customers decreased 6% to $3,020,000 in the third quarter and 13% to $7,973,000 in the nine months due primarily to decreased unit sales to two customers. Cookie sales increased 10% to $2,225,000 in the third quarter due to increased unit sales and 52% to $7,679,000 in the nine months due to the acquisition of the Camden Creek cookie business and increased unit sales.

                 Sales of products to retail supermarkets increased
            $5,215,000 or 42% to $17,763,000 in the third quarter and 22% to $37,698,000 in the nine months. Soft pretzel sales for the third quarter were up 16% and for the nine months were up 4% from last year to $6,067,000 and $19,313,000, respectively. Sales of our flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 15% in the third quarter and 1% for the nine months. An advertising program which began in last year's first quarter helped boost year ago pretzel sales for the nine month period. Sales of frozen juice bars and ices increased $4,530,000 or 68% to $11,167,000 in the third quarter and increased $6,009,000 or 55% to $16,947,000 in the nine months. Sales of the Companys Minute Maid* brand licensed products, introduced in the second quarter, accounted for most of the frozen juice bars and ices' sales increase.

                 Bakery sales increased $323,000 or 5% to $6,852,000 in
            the third quarter and $1,919,000 or 10% to $20,910,000 in the nine months due to increased unit sales across our


            *Minute Maid is a registered trademark of The Coca-Cola
            Company.

            customer base. Sales of our Bavarian Pretzel Bakery increased 3% to $2,916,000 in the third quarter and 1% to $9,729,000 in the nine month period.

            FROZEN BEVERAGES

                 Frozen beverage and related product sales increased
            $1,761,000 or 6% to $29,844,000 in the third quarter and $9,238,000 or 15% to $70,231,000 in the nine months.
            Beverage sales alone increased 9% in the third quarter to $25,454,000 and 11% to $58,482,000 in the nine months and gross profit on beverage sales increased 7% in the quarter and 6% in the nine months. Service and lease revenue increased $813,000 in the third quarter and $4,610,000 in the nine months due primarily to service provided to one customer.

                 Gross profit as a percentage of sales decreased to 53%
            and 52% in the current third quarter and nine months, respectively, from 54% and 53% in the corresponding periods last year. The gross profit percentage decrease in the third quarter is primarily due to cost overruns during start up manufacturing of our Minute Maid brand licensed products which was begun during the Company's second quarter and lower foodservice pretzel and churro sales. For the nine months, the gross profit percentage decrease is attributable to cost overruns during start up manufacturing of our Minute Maid brand licensed products which was begun during the Company's second quarter, lower foodservice pretzel and churro sales, and lower gross profit percentages of the increased service and lease revenue of our frozen beverage business.

                 Total operating expenses increased $3,976,000 in the
            third quarter and as a percentage of sales increased to 43% from 42% in last year's same quarter. For the nine months, operating expenses increased $8,384,000 and as a percentage of sales was 46% in both years. Marketing expenses increased to 31% of sales in this year's third quarter from 29% last year and increased less than one percentage point of sales to 32% of sales in the nine months from 31% of sales last year primarily due to the higher level of sales of products to retail supermarkets which generally require higher marketing expenses as a percentage of sales. Distribution expenses decreased less than one percentage point of sales to 8% of sales in the third quarter from 9% in last year's quarter and were 10% of sales in both year's nine months period. Administration expenses were 3% and 4% of sales in both year's third quarter and nine months, respectively.

                 Operating income decreased $1,048,000 or 11% to
            $8,620,000 in the third quarter and $1,805,000 or 13% to $11,739,000 in the nine months.

                 For the three and nine months, interest expense
            decreased $110,000 and $424,000, respectively, due to lower debt levels.

                 The effective income tax rate has been estimated at
            37% in all periods reported.

                 Net earnings decreased $695,000 or 12% in the current
            three month period to $5,010,000 and $1,049,000 or 14% in the current nine month period to $ 6,416,000.


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

                             Part II.  OTHER INFORMATION


            Item 6. Exhibits and Reports on Form 8-K

                   a) Exhibits - None

                   b) Reports on Form 8-K - There were no reports
                      on Form 8-K for the three months ended June
                      24, 2000.

                                     SIGNATURES


                 Pursuant to the requirements of the Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J & J SNACK FOODS CORP.



            Dated: August 1, 2000         /s/ Gerald B. Shreiber
                                         Gerald B. Shreiber
                                         President




            Dated: August 1, 2000         /s/ Dennis G. Moore
                                         Senior Vice President and
                                         Chief Financial Officer