Form 10-K
period 2000-09-30
J&J SNACK FOODS CORP
filed 2000-12-20
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K
          (Mark One)
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended September 30, 2000

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

               As of November 30, 2000, the latest practicable date, 8,414,793 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $86,742,587 based on the last price on that date of $14.46875 per share, which is an average of bid and asked prices.

                         DOCUMENTS INCORPORATED BY REFERENCE

               The Registrant's 2000 Annual Report to Shareholders for the fiscal year ended September 30, 2000 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 8, 2001 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.





                                 J & J SNACK FOODS CORP.
                             2000 FORM 10-K ANNUAL REPORT
                                   TABLE OF CONTENTS

                                         PART I
                                                                  Page

          Item 1    Business . . . . . . . . . . . . . . . . . . .  1

          Item 2    Properties . . . . . . . . . . . . . . . . . .  8

          Item 3    Legal Proceedings. . . . . . . . . . . . . . .  9

          Item 4    Submission Of Matters To A Vote Of Security
                    Holders. . . . . . . . . . . . . . . . . . . .  9

                    Executive Officers Of The Registrant . . . . . 10

                                       PART II

          Item 5    Market For Registrant's Common Stock And
                    Related Stockholder Matters. . . . . . . . . . 11

          Item 6    Selected Financial Data. . . . . . . . . . . . 11

          Item 7 Management's Discussion And Analysis Of Finan-cial Condition And Results Of Operations . . . 11

          Item 7a   Quantitative And Qualitative Disclosures
                    About Market Risk. . . . . . . . . . . . . . . 12

          Item 8    Financial Statements And Supplementary Data. . 13

          Item 9    Changes In And Disagreements With Accountants
                    On Accounting And Financial Disclosure . . . . 13

                                      PART III

          Item 10   Directors And Executive Officers Of The
                    Registrant . . . . . . . . . . . . . . . . . . 14

          Item 11   Executive Compensation . . . . . . . . . . . . 14

          Item 12   Security Ownership Of Certain Beneficial
                    Owners And Management. . . . . . . . . . . . . 14

          Item 13   Certain Relationships And Related Transactions 14

                                       PART IV

          Item 14   Exhibits, Financial Statement Schedules And
                    Reports On Form 8-K. . . . . . . . . . . . . . 15








          Item 1.  Business

          General

               J & J Snack Foods Corp. (the "Company" or "J & J") manufactures nutritional snack foods which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed principally under the brand name SUPERPRETZEL. J & J believes it is the largest manufacturer of soft pretzels in the United States. The Company also markets frozen beverages to the food service industry under the brand names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Other snack products include Italian ice and frozen juice treats and desserts, churros (an Hispanic pastry), funnel cake, popcorn and bakery products.

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

          Products in the Snack Foods Segment

          Soft Pretzels

               The Company's soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. The Company sells its soft pretzels to the food service and the retail supermarket industries and direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA. Soft pretzel sales, including those sold through the Company's retail stores, amounted to 30% and 32% of the Company's revenue in fiscals 2000 and 1999, respectively.




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

          Frozen Juice Treats and Desserts

               The Company's frozen juice treats and desserts are marketed primarily under the LUIGI'S, ICEE, MINUTE MAID* , HI-C*, FROSTAR, SHAPE-UPS, and MAMA TISH'S brand names to the food service and to the retail supermarket industries. Frozen juice treat and dessert sales were 18% and 16% of the Company's revenue in fiscal years 2000 and 1999, respectively.

               The Company's SHAPE-UPS, MINUTE MAID and HI-C frozen juice and fruit bars are manufactured from an apple or pear juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two to three ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

               The FROSTAR product line includes frozen juice and other frozen desserts on a stick and in a cup. The juice bar and FROSTAR products are sold primarily to the school portion of the food service industry.

               LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and Sorbets are sold to the foodservice and to the retail supermarket industries. They are manufactured from water, sweeteners and fruit


       *Minute Maid and Hi-C are registered trademarks of The Coca-Cola Company juice concentrates in various flavors and are packaged in plastic cups and in squeeze up tubes.

               ICEE Squeeze Tubes are sold to the foodservice and to the retail supermarket industries. Designed to capture the carbonated frozen taste of a traditional ICEE drink, they are packaged in three and four ounce squeeze up tubes.

               MINUTE MAID soft frozen lemonade is sold to the foodservice and to the retail supermarket industries and is packaged in squeeze up tubes and cups.

          Churros

               The Company sells frozen churros under the TIO PEPE'S brand name to both the food service and retail supermarket industries. Churro sales were 4% and 5% of the Company's sales in fiscal 2000 and 1999, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

          Baked Goods

               The Company has a contract and private label bakery business which manufactures cookies, muffins and other baked goods for third parties. In addition, the Company produces and markets these products under its own brand names, including MRS. GOODCOOKIE, CAMDEN CREEK BAKERY and PRETZELCOOKIE. Baked goods sales amounted to 13% and 12% of the Company's sales in fiscals 2000 and 1999, respectively.

          Other Products

               The Company also markets to the food service industry and direct to the public other products including soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, popcorn sold under the AIRPOPT brand name, as well as smaller amounts of various other food products.

          Products in the Frozen Beverage Segment

          Frozen Beverages

               The Company markets frozen beverages to the food service industry primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. The Company sells direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets. Frozen beverage business sales amounted to 33% of revenue in fiscal 2000 and 32% of revenue in fiscal 1999. Under the Company's marketing program, it installs frozen beverage dispensers at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999 the Company began providing installation and maintenance service only to a large quick service restaurant, which resulted in the increase of Customer Owned beverage dispensers in 1999 and 2000.

               Each new customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company supplied dispensers are purchased from outside vendors, built new or rebuilt by the Company at an approximate cost of $6,000 each. The following shows the number of Company owned and customer owned frozen beverage dispensers at customer locations at the dates indicated:

                                 Company Owned   Customer Owned   Total
          September 26, 1998        16,500            200       16,700
          September 25, 1999        18,100          4,300       22,400
          September 30, 2000        19,500          9,400       28,900

               The Company has the rights to market and distribute frozen beverages under the name ICEE to all of the Continental United States, except for portions of eleven states.

          Customers

               The Company sells its products to two principal customer groups: food service and retail supermarkets. The primary products sold to the food service group are soft pretzels, frozen beverages, frozen juice treats and desserts, churros and baked goods. The primary products sold to the retail supermarket industry are soft pretzels and frozen juice treats and desserts. Additionally, the Company sells soft pretzels, frozen beverages and various other food products direct to the public through BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, its chains of specialty snack food retail outlets.

               The Company's customers in the food service industry include snack bars and food stands in chain, department and discount stores such as Kmart, Wal-Mart, Bradlees and Target; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Opryland, Universal Studios, Sea World, Six Flags, Hershey Park and Busch


          Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM, White Hen Pantry and Wawa; movie theatres; warehouse club stores such as Sam's Club, Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Mrs. Fields. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Service America, Sportservice, Marriott and Volume Services. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

               The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and sorbets, MINUTE MAID Juice Bars and Soft Frozen Lemonade, HI-C Frozen Fruit Bars, ICEE Squeeze Up Tubes and TIO PEPE'S churros. Within the retail supermarket industry, the Company's frozen and prepackaged products are purchased by the consumer for consumption at home.

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

               The Company's products are sold through a network of about 180 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. The Company maintains frozen warehouse and distribution facilities in Pennsauken and Bellmawr, New Jersey; Vernon (Los Angeles) California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; and Solon, Ohio. Frozen beverages are distributed from 94 Company managed warehouse and distribution facilities located in 41 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.




          Seasonality

               The Company's sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months and sales of the Company's retail stores are generally higher in the Company's first quarter during the holiday shopping season.

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

               The Company believes it is the only national distributor of soft pretzels. However, there are numerous regional and local manufacturers of food service and retail supermarket soft pretzels. Competition is also increasing in that there are several chains of retail pretzel stores that have aggressively expanded over the past several years. These chains compete with the Company's products.

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

          Employees

          The Company had approximately 2,200 full and part time employees as of September 30, 2000. Certain production and distribution employees at the Pennsauken plant are covered by a collective bargaining agreement which expires in September 2002. The Company considers its employee relations to be good.















          Item 2.  Properties

               The Company's primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels and churros are manufactured at this company-owned facility which also serves as the Company's corporate headquarters. This facility operates at approximately 80% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 60-90% depending on product demand. The Company also leases through September 2001 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

               The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. Approximately 30% of the facility is leased to a third party. The remainder is used by the Company to manufacture some of its products including funnel cake, pretzels and cookies.

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

               The Company owns a 52,700 square foot building located on five acres in Chicago Heights, Illinois which is presently for sale or lease.

               The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility located on three acres in Scranton, Pennsylvania. The facility, which was expanded from 26,000 square feet in 1998, operates at approximately 60% of capacity.

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

               The Company's fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in two buildings totaling 94,320 square feet. The buildings are leased through November 2011 and December 2012, if options to extend are exercised. The manufacturing facility operates at approximately 50% of capacity.

               The Company's Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are located in a 11,000 square foot owned building in Lancaster, Pennsylvania.

               The Company owns a 25,000 square foot facility located on 11 acres in Hatfield, Pennsylvania which is leased to a third party.

               The Company also leases approximately 100 warehouse and distribution facilities.

          Item 3.  Legal Proceedings

               The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

          Item 4.  Submission Of Matters To A Vote Of Security Holders

               None.


























                          EXECUTIVE OFFICERS OF THE REGISTRANT


               The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 8, 2001 or until their successors are duly elected.

                Name          Age            Position

          Gerald B. Shreiber   59       Chairman of the Board, President,
                                        Chief Executive Officer and
                                        Director
          Dennis G. Moore
                               45       Senior Vice President, Chief
                                        Financial Officer, Secretary,
                                        Treasurer and Director
          Robert M. Radano     51      Senior Vice President, Sales,
                                        Chief Operating Officer and
                                        Director
          Dan Fachner          40      President of The ICEE Company
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










                                       PART II

          Item 5.  Market For Registrant's Common Stock And
                     Related Stockholder Matters

               The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 25, 1999 and September 30, 2000.

                                                         High       Low

          Fiscal 1999
             First quarter ended December 26, 1998      22-1/2    15-3/4
             Second quarter ended March 27, 1999        25        19-5/16
             Third quarter ended June 26, 1999          24        19-3/4
             Fourth quarter ended September 25, 1999    24-7/16   20-1/4

          Fiscal 2000
             First quarter ended December 25, 1999      22-3/4    15-1/2
             Second quarter ended March 25, 2000        21-7/8    16-13/16
             Third quarter ended June 24, 2000          20-1/2    14
             Fourth quarter ended September 30, 2000    19        12-1/2

               On November 30, 2000, there were 8,414,793 shares of common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

               The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

          Item 6.  Selected Financial Data

               The information set forth under the caption "Financial Highlights" of the 2000 Annual Report to Shareholders is incorporated herein by reference.

          Item 7.  Management's Discussion And Analysis Of
                     Financial Condition And Results Of Operations

               The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2000 Annual Report to Shareholders is incorporated herein by reference.






          Item 7a. Quantitative And Qualitative Disclosures
                   About Market Risk

               The following is the Company's quantitative and qualitative analysis of its financial market risk:

          Interest Rate Sensitivity

               The table below provides information about the Company's derivative financial instruments and other financial instruments as of September 30, 2000 that are sensitive to changes in interest rates. These instruments include debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the swap contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.


                                       Expected Maturity Date
                                         ($ in thousands)
                                                           There           Fair
                     2001   2002    2003      2004   2005  after   Total   Value

     Liabilities
      Long-term debt
       Fixed rate $   186 $  113  $  368   $     -  $   - $5,000 $ 5,667 $ 5,667
        Average
         interest
         rate       8.66%  9.50%   9.27%         -      -  7.25%   7.47%
        Variable
         rate     $ 2,000      -       -   $37,000      -      - $39,000 $39,000
        Average
         interest
         rate       7.34%      -       -     7.34%      -      -   7.34%

     Interest Rate Swaps
      Receive
       variable/
       pay fixed  $13,000 $8,000  $2,000   $     -  $   - $    - $23,000 $   206
        Average
         pay rate   6.84%  6.84%   6.84%         -      -      -   6.84%
        Average
         Receive
         Rate       6.11%  6.11%   6.11%         -      -      -   6.11%


          Interest Rate Risk

               The Company holds long-term debt with variable interest rates indexed to LIBOR, which exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company enters into interest rate swap contracts to pay a fixed rate and receive a variable rate that is indexed to LIBOR. The ratio of the swap notional amount to the principal amount of variable rate debt issued changes periodically based on the Company's ongoing assessment of the future trend in interest rate movements. At September 30, 2000, this ratio was 70 percent and no change in the ratio is expected at the current time. The percentage of variable rate debt fixed under interest rate swap contracts is expected to decrease as scheduled debt payments are made.


          Foreign Exchange Rate Risk

               The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 30, 2000 because it does not believe its foreign exchange exposure is significant.

          Item 8.  Financial Statements And Supplementary Data

               The following consolidated financial statements of the Company set forth in the 2000 Annual Report to Shareholders are incorporated herein by reference:

               Consolidated Balance Sheets as of September 30, 2000 and
                  September 25, 1999
               Consolidated Statements of Earnings for the fiscal years ended
                  September 30, 2000, September 25, 1999 and September 26,
                  1998
               Consolidated Statement of Stockholders' Equity for the three fiscal years ended September 30, 2000
               Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2000, September 25, 1999 and September 26, 1998
               Notes to Consolidated Financial Statements
               Report of Independent Certified Public Accountants

          Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

               None.




                                      PART III


          Item 10.  Directors And Executive Officers Of The Registrant

               Information concerning directors, appearing under the captions "Information Concerning Nominee For Election To Board" and "Information Concerning Continuing Directors And Executive Officers" in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 8, 2001, is incorporated herein by reference. Information concerning the executive officers is included on page 10 following Item 4 in Part I hereof.

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




















                                           PART IV

          Item 14.  Exhibits, Financial Statement Schedules And
                    Reports On Form 8-K

           (a) Financial Statements

               The following are incorporated by reference in Part II of this report:

               Report of Independent Certified Public Accountants
               Consolidated Balance Sheets as of September 30, 2000 and
                  September 25, 1999
               Consolidated Statements of Earnings for the fiscal years ended
                  September 30, 2000, September 25, 1999 and September 26,
                  1998
               Consolidated Statement of Stockholders' Equity for the three fiscal years ended September 25, 1999
               Consolidated Statements of Cash Flows for the fiscal years ended
                  September 30, 2000, September 25, 1999 and September 26,
                  1998
               Notes to Consolidated Financial Statements

               Financial Statement Schedule

                    The following are included in Part IV of this report:

                                                                  Page
                    Report of Independent Certified Public
                       Accountants on Schedule                     19
                    Schedule:
                      II.  Value and Qualifying Accounts           20


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

               4.2 Loan Agreement dated as of December 19, 2000 by and among J & J Snack Foods Corp. and certain of its Subsidiaries and Fleet National Bank, as Agent.

               10.1 Proprietary Exclusive Manufacturing Agreement dated
                    July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc.(Incorporated by reference from the Company's Form S-1 dated February 4, 1986, file no. 33-
                    2296).

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

               10.8*J & J Snack Foods Corp. Employee Stock Purchase Plan
                    (Incorporated by reference from the Company's Form S-8 dated May 16, 1996).

               10.9*Amendments to the J & J Snack Foods Corp. Stock Option



                    Plan and the J & J Snack Foods Corp. Non-Statutory Stock Option Plan for Non-Employee Directors and Chief Executive Officer. (Incorporated by reference from the Company's Definitive Proxy Statement dated December 15, 1999.)

               13.1 Company's 2000 Annual Report to Shareholders (except
                    for the captions and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Form 10-K.) (Page 21.)

               22.1 Subsidiaries of J & J Snack Foods Corp. (Page 54.)

               24.1 Consent of Independent Certified Public Accountants.
                    (Page 55.)

               27.1 Financial Data Schedule. (Page 56.)


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


                                            J & J SNACK FOODS CORP.


          December 20, 2000                  By /s/ Gerald B. Shreiber
                                                Gerald B. Shreiber,
                                                Chairman of the Board,
                                                President, Chief Executive
                                                Officer and Director


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          December 20, 2000                /s/ Robert M. Radano
                                           Robert M. Radano, Senior Vice
                                           President, Sales, Chief Operating
                                           Officer and Director


          December 20, 2000                /s/ Dennis G. Moore
                                           Dennis G. Moore, Senior Vice
                                           President, Chief Financial
                                           Officer and Director


          December 20, 2000                /s/ Stephen N. Frankel
                                           Stephen N. Frankel, Director


          December 20, 2000                /s/ Peter G. Stanley
                                           Peter G. Stanley, Director


          December 20, 2000                /s/ Leonard M. Lodish
                                           Leonard M. Lodish, Director




                       REPORT OF INDEPENDENT CERTIFIED PUBLIC
                               ACCOUNTANTS ON SCHEDULE







          Board of Directors
          J & J Snack Foods Corp.


              In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 7, 2000 which is included in the Annual

          Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three fiscal years in the period ended September 30, 2000 (53 weeks, 52 weeks and 52 weeks).  In our opinion, this schedule presents fairly,

          in all material respects, the information required to be set forth therein.




                                       GRANT THORNTON LLP




          Philadelphia, Pennsylvania
          November 7, 2000 (except for Notes B and G, as to which the date is
                            November 20, 2000)





            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                      Opening   Charged to             Closing
       Year        Description        balance    expense  Deductions   Balance

       2000 Allow. for doubtful accts $806,000 $1,384,000 617,000(1) $1,573,000

       1999 Allow. for doubtful accts  597,000    321,000 112,000(1)    806,000

       1998 Allow. for doubtful accts  392,000    250,000  45,000(1)    597,000



       (1) Write-off uncollectible accounts receivable.













