Form 10-Q
period 2000-12-30
J&J SNACK FOODS CORP
filed 2001-01-29
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended December 30, 2000

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

                      X  Yes                           No

            As of January 15, 2001, there were 8,427,211 shares of the Registrant's Common Stock outstanding.


                                        INDEX





                                                                 Page
                                                                 Number
            Part I.   Financial Information

               Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheets - December 30, 2000
                   (unaudited) and September 30, 2000              3

                  Consolidated Statements of Earnings - Three
                   Months Ended December 30, 2000 and December
                   25, 1999 (unaudited)                            5

                  Consolidated Statements of Cash Flows - Three
                    Months Ended December 30, 2000 and December
                    25, 1999 (unaudited)                           6

                  Notes to the Consolidated Financial Statements   7

               Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                             12

               Item 3. Quantitative and Qualitative Disclosures
                           About Market Risk                      14

            Part II.  Other Information

               Item 6.  Exhibits and Reports on Form 8-K          15


                            PART I. FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
            ASSETS
                                         December 30,   September 30,
                                            2000           2000
                                         (Unaudited)
            Current assets
             Cash and cash equivalents     $  3,231       $  1,379
             Accounts receivable             25,832         33,626
             Inventories                     24,902         21,473
             Prepaid expenses and other       2,056          1,418

                                             56,021         57,896
            Property, plant and equipment,
              at cost
              Land                              795            795
              Buildings                       5,586          5,586
              Plant machinery and
               equipment                     84,226         75,817
              Marketing equipment           156,821        156,093
              Transportation equipment        2,095          2,043
              Office equipment                7,179          6,981
              Improvements                   14,384         12,705
              Construction in progress        1,384          1,304
                                            272,470        261,324

                Less accumulated deprecia-
                   tion and amortization    158,498        152,155

                                            113,972        109,169
            Other assets
              Goodwill, trademarks and
               rights,less accumulated
               amortization                  48,089         48,768
               Long term investment
                securities held to
                maturity                      1,550          1,620
              Sundry                          2,641          2,586
                                             52,280         52,974
                                           $222,273       $220,039

            See accompanying notes to the consolidated financial
            statements.
                                          3

                     J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued
                                   (in thousands)



              LIABILITIES AND            December 30, September 30,
            STOCKHOLDERS' EQUITY             2000        2000


            Current liabilities
              Current maturities of
                long-term debt            $ 10,119   $   2,186
              Accounts payable              21,640      24,913
              Accrued liabilities            7,245       8,728

                                            39,004      35,827

            Long-term debt, less
              current maturities            43,523      42,481
            Deferred income taxes            8,340       8,340
            Other long-term liabilities         88         117
                                            51,951      50,938

            Stockholders' equity
              Capital stock
                Preferred, $1 par value;
                   authorized, 5,000,000
                  shares; none issued           -          -
                Common, no par value;
                   authorized 25,000
                   shares; issued and
                   outstanding, 8,416
                   and 8,522,respectively   27,178      28,403
            Accumulated other comprehen-
              sive income                   (1,654)     (1,616)
            Retained earnings              105,794     106,487

                                           131,318     133,274
                                          $222,273    $220,039


            See accompanying notes to the consolidated financial statements.




                                          4

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                                        December 30, December 25,
                                           2000        1999

            Net Sales                     $70,070    $65,506

            Cost of goods sold             36,052     33,381

              Gross profit                 34,018     32,125

            Operating expenses
              Marketing                    24,365     21,154
              Distribution                  6,305      5,901
              Administrative                3,105      2,791
              Amortization of
               intangibles and
               deferred costs                 681        745
                                           34,456     30,591

            Operating (loss) income          (438)     1,534

            Other income (deductions)
              Investment income                81        136
              Interest expense               (786)      (686)
              Sundry                           43         73

              (Loss) earnings before
               income taxes                (1,100)     1,057

            Income taxes                     (407)       391

              NET (LOSS) EARNINGS         $  (693)   $   666

            (Loss) earnings per diluted
               share                        $(.08)     $ .07

            Weighted average number
              of diluted shares             8,419      9,381

            (Loss) earnings per basic share $(.08)     $ .07

            Weighted average number
              of basic shares               8,419      9,004

            See accompanying notes to the consolidated financial statements

                                                5


                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)

                                              December 30, December 25,
                                                 2000        1999
            Operating activities:
              Net (loss) earnings                $  (693)   $  666
            Adjustments to reconcile net (loss)
             earnings to net cash provided
             by operating activities:
              Depreciation and amortization
               of fixed assets                     7,404     6,354
              Amortization of intangibles            844       911
              Other adjustments                      (9)      (48)
              Changes in assets and liabilities,
               net of effects from purchase of
               companies
                 Decrease in accounts receivable   7,723     3,542
                  Increase in inventories         (3,232)   (1,132)
                 Increase in prepaid expenses       (638)     (731)
                 Decrease in accounts payable
                  and accrued liabilities         (4,640)   (1,676)
              Net cash provided by operating
               activities                          6,759     7,886
            Investing activities:
             Purchase of property, plant
              and equipment                       (3,291)   (7,177)
             Payments for purchases of
              companies, net of cash
              acquired and debt assumed           (9,414)   (1,280)
             Proceeds from investments
              held to maturity                        70       185
             Other                                   119        68
             Net cash used in investing
               activities                        (12,516)   (8,204)
            Financing activities:
             Proceeds from issuance of stock          34       102
             Proceeds from borrowings             13,000     3,000
             Payments to repurchase common stock  (1,400)      (19)
             Payments of long-term debt           (4,025)   (7,025)
              Net cash provided by(used in)
               financing activities                7,609    (3,942)
              Net increase (decrease) in cash
               and cash equivalents                1,852    (4,260)
            Cash and cash equivalents at
             beginning of period                   1,379     5,945
            Cash and cash equivalents at
             end of period                       $ 3,231    $1,685

            See accompanying notes to the consolidated financial
            statements
                                          6


                     J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net earnings.

                    The results of operations for the three months ended December 30, 2000 and December 25, 1999 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

                    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

            Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                  Three Months Ended December 30, 2000
                                     Income        Shares   Per Share
                                   (Numerator) (Denominator)   Amount
                               (in thousands, except per share amounts)

           Basic EPS
           Net Loss available
            to common stockholders    $  (693)   8,419         $(.08)

           Effect of Dilutive Securities
           Options*                         -        -             -

           Diluted EPS
           Net Loss available to
            common stockholders plus
            assumed conversions       $  (693)   8,419        $(.08)

           *No effect was given to the options as inclusion would be anti-dilutive.

                                  Three Months Ended December 25, 1999
                                     Income       Shares   Per Share
                                   (Numerator) (Denominator)   Amount
                              (in thousands, except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders    $  666      9,004       $.07

           Effect of Dilutive Securities
           Options                        -        377          -

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions               $  666      9,381       $.07


            Note 3 Inventories consist of the following:

                                            December 30, September 30,
                                               2000         2000
                                                 (in thousands)

                   Finished goods           $13,537     $10,714
                   Raw materials              2,378       2,136
                   Packaging materials        2,825       2,532
                   Equipment parts & other    6,162       6,091
                                            $24,902     $21,473

             Note 4 Using the guidelines set forth in SFAS No. 131, the
                    Company has two reportable segments: Snack Foods and Frozen Beverages. Snack Foods manufactures and distributes snack foods and bakery items. Frozen Beverages markets and distributes frozen beverage products. The segments are managed as strategic business units due to their distinct production processes and capital requirements.

                    The Company evaluates each segment's performance based on income or loss before taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:
                                       Three Months Ended
                                  December 30,    December 25,
                                      2000            1999
                                         (in thousands)
            Sales:
              Snack Foods            $ 50,577     $ 45,638
              Frozen Beverages         20,077       20,312
                                     $ 70,654     $ 65,950

            Depreciation and Amortization:
              Snack Foods            $  4,001     $  3,384
              Frozen Beverages          4,247        3,881
                                     $  8,248     $  7,265

            (Loss) Earnings Before Taxes:
              Snack Foods            $  1,814     $  3,360
              Frozen Beverages         (2,914)      (2,303)
                                     $ (1,100)    $  1,057

            Capital Expenditures:
              Snack Foods            $  1,731     $  2,440
              Frozen Beverages          1,560        4,737
                                     $  3,291     $  7,177

            Assets:
              Snack Foods            $125,419     $106,603
              Frozen Beverages         96,854      102,113
                                     $222,273     $208,716

                    Sales to a single Snack Foods' customer were 11% of the Company's sales for the period ending December 25, 1999.

             Note 5 In June 1998, SFAS No. 133 "Accounting for
                    Derivative Instruments and Hedging Activities" was issued. Subsequent to this statement, SFAS No. 137 was issued, which amended the effective date of SFAS No. 133 to be all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133". SFAS 133, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. The Company adopted SFAS 133, as amended by SFAS 138, in the first quarter of fiscal year 2001. Based on the Company's minimal use of derivatives at the current time, the adoption of this standard did not have a significant impact on earnings or financial position of the Company.

                    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
                    101) which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company implemented the applicable provisions of SAB 101 as amended by SAB 101A in the first quarter of fiscal year 2001. Management believes the Company's revenue recognition policies comply with the guidance contained in the SAB and, therefore, the Company's results of operations were not materially affected.

                    In May 2000, The Emerging Issues Task Force reached consensus opinions on Issue 00-14, "Accounting for Certain Sales Incentives (Issue 00-14)". Issue 00-14 pertains to the recognition, measurement, and income statement classification of certain sales incentives, including discounts, coupons, rebates, and free products or services received by the customer. The issue requires certain incentives to be classified as a reduction of revenue. The Company reclassed approximately $584,000 and $444,000 of sales incentives from marketing expense to reduction of sales in the three months ended December 30, 2000 and December 25, 1999, respectively.

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

                 In the quarters ended December 30, 2000 and December
            25, 1999 fluctuations in the valuation of the Mexican peso caused a decrease of $38,000 and a decrease of $10,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary.

                 In November 2000, the Company acquired the assets of
            Uptown Bakeries for cash. Uptown Bakeries, located in Bridgeport, NJ, is a fresh bakery products manufacturer with approximately $17,000,000 in annual sales.

                 In December 2000, the Company refinanced its unsecured
            term loan and its general-purpose bank credit line with a general purpose unsecured bank credit line of $60,000,000. The new agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. Borrowings under the line at December 30, 2000 were $48,000,000.

                 In the quarter ended December 30, 2000, the Company
            purchased and retired 109,300 shares of its common stock at a cost of $1,400,000. Under a buyback authorization approved by the Board of Directors in fiscal year 2000, 277,000 shares remain to be purchased.

            Results of Operations

                 Net sales increased $4,704,000 or 7% for the three
            months ended December 30, 2000 compared to the three months ended December 25, 1999. Excluding sales resulting from the acquisition of Uptown Bakeries, sales increased 4% compared to the year ago period.

            SNACK FOODS

                 Sales to food service customers increased $1,737,000
            or 7% in the first quarter to $27,977,000. Excluding Uptown Bakeries' sales, food service sales declined 1% from last year. Soft pretzel sales decreased $1,066,000 or 7% from last year to $14,370,000 in this year's quarter. Italian ice and frozen juice treat and dessert sales decreased 4% to $4,276,000 in the three months. Churro sales to food service customers increased 9% to $2,670,000 in the quarter. Cookie sales increased 31% to $3,704,000 from $2,818,000 last year.

                 Sales of products to retail supermarkets increased
            $3,488,000 or 49% in the first quarter. Soft pretzel sales for the first quarter were up 23% to $6,774,000. Sales of the flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 23% in the first quarter. Softstix sales increased 52% to $1,194,000 from $787,000 last year. Sales of frozen juices and ices increased $2,146,000 or 125% to $3,856,000 in the first quarter primarily due to sales of the Company's MINUTE MAID brand licensed products which were introduced in last year's second quarter.

                 Bakery sales decreased $656,000 or 8% to $7,455,000 in
            the first quarter due to decreased unit sales to one customer. Sales of our Bavarian Pretzel Bakery increased $230,000 or 6% to $3,964,000 in the quarter from last year due to an increase in the number of stores.

                 All of the snack foods sales' increase and decreases
            were due to changes in unit volume.

            FROZEN BEVERAGES

                 Frozen beverage and related product sales decreased
            $235,000 or 1% to $20,077,000 in the first quarter.
            Beverage sales alone increased 1% to $17,176,000 although gross profit on beverage sales decreased 2%. Service and lease revenue increased $418,000 or 20% from the first quarter of fiscal year 2001 due primarily to service provided to one customer.

            CONSOLIDATED

                 Gross profit as a percentage of sales was 49% in both
            years' first quarter.

                 Total operating expenses increased $3,865,000 in the
            first quarter and as a percentage of sales increased to 49% from 47% in last year's same quarter. Marketing expenses increased to 35% of sales from 32% in last year's first quarter. Distribution expenses and administrative expenses as a percent of sales remained at 9% and 4%, respectively, compared to last year. The increase in marketing expenses as a percent of sales is due primarily to lower frozen beverage sales and food service sales (excluding sales from Uptown Bakeries) combined with higher frozen beverage and food service marketing expenses and higher sales to retail supermarkets as a percentage of the Company's overall sales.

                 An operating loss of $438,000 in this year's first
            quarter compared to operating income of $1,534,000 in last year's quarter.

                 Interest expense increased $100,000 from last year's
            quarter to $786,000 this year due primarily to debt incurred to acquire Uptown Bakeries.

                 The effective income tax rate has been estimated at
            37% this year compared to 37% in last year's quarter.

                 A net loss of $693,000 in this year's first quarter
            compared to net earnings of $666,000 in the year ago period.

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

                           Part II.  OTHER INFORMATION




            Item 6.  Exhibits and Reports on Form 8-K

                   a)  Exhibits - None

                   b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended
                       December 30, 2000.

                                      SIGNATURES



                 Pursuant  to  the  requirements  of  the  Securities
            Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          J & J SNACK FOODS CORP.



            Dated:  January 29, 2001      /s/ Gerald B. Shreiber
                                          Gerald B. Shreiber
                                          President



            Dated:  January 29, 2001      /s/ Dennis G. Moore
                                          Dennis G. Moore
                                          Senior Vice President and
                                          Chief Financial Officer