Form 10-Q
period 2001-03-31
J&J SNACK FOODS CORP
filed 2001-04-27
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)


            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended March 31, 2001

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

                      X  Yes                           No

            As of April 20, 2001, there were 8,524,937 shares of the Registrant's Common Stock outstanding.




                                        INDEX





                                                                 Page
                                                                 Number
            Part I.   Financial Information

               Item 1.Consolidated Financial Statements

                  Consolidated Balance Sheets - March 31, 2001
                   (unaudited) and September 30, 2000                3

                  Consolidated Statements of Earnings - Three
                   Months and Six Months Ended March 31, 2001
                   and March 25, 2000 (unaudited)                    5

                  Consolidated Statements of Cash Flows - Six
                    Months Ended March 31, 2001 and March 25, 2000   6

                  Notes to the Consolidated Financial Statements     7

               Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of
                           Operations                               13

               Item 3. Quantitative and Qualitative Disclosures
                         About Market Risk                          16


            Part II.  Other Information

                Item 4. Submission of Matters to a Vote of
                          Security Holders                          17

                Item 6. Exhibits and Reports on Form 8-K            17


















                            PART I. FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)
            ASSETS
                                          March 31,  September 30,
                                            2001        2000
                   (Unaudited)
            Current assets
             Cash and cash equivalents    $  3,558   $  1,379
             Accounts receivable            29,245     33,626
             Inventories                    28,397     21,473
             Prepaid expenses and other      1,998      1,418

                                            63,198     57,896
            Property, plant and equipment,
              at cost
              Land                             795        795
              Buildings                      5,586      5,586
              Plant machinery and
               equipment                    85,330     75,817
              Marketing equipment          158,680    156,093
              Transportation equipment         568      2,043
              Office equipment               7,253      6,981
              Improvements                  14,617     12,705
              Construction in progress         741      1,304
                                           273,570    261,324

                Less accumulated deprecia-
                   tion and amortization   163,218    152,155

                                           110,352    109,169
            Other assets
              Goodwill, trademarks and
               rights,less accumulated
               amortization                 48,712     48,768
               Long term investment
                securities held to
                maturity                     1,550      1,620
              Sundry                         2,766      2,586
                                            53,028     52,974
                                          $226,578   $220,039

  See accompanying notes to the consolidated financial statements.

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                                   (in thousands)


              LIABILITIES AND             March 31, September 30,
            STOCKHOLDERS' EQUITY             2001       2000
                                        (unaudited)

            Current liabilities
              Current maturities of
                long-term debt            $ 10,116  $  2,186
              Accounts payable              24,784    24,913
              Accrued liabilities            7,700     8,728

                                            42,600    35,827


            Long-term debt, less
              current maturities            43,506    42,481
            Deferred income taxes            8,340     8,340
            Other long-term liabilities         81       117
                                            51,927    50,938

            Stockholders' equity
              Capital stock
                Preferred, $1 par value;
                   authorized, 5,000
                  shares; none issued           -         -
                Common, no par value;
                   authorized 25,000
                   shares; issued and
                   outstanding, 8,446
                   and 8,522, respectively  27,512    28,403
            Accumulated other comprehen-
              sive loss                     (1,622)   (1,616)
            Retained earnings              106,161   106,487

                                           132,051   133,274
                                          $226,578  $220,039


  See accompanying notes to the consolidated financial statements.

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                               Three months ended  Six months ended
                               March 31, March 25, March 31, March 25,
                                 2001      2000      2001      2000

            Net Sales           $76,807   $67,813 $146,877  $133,319

            Cost of goods sold   39,698    32,592   75,750    65,973
              Gross profit       37,109    35,221   71,127    67,346

            Operating expenses
              Marketing          25,449    23,857   49,814    45,011
              Distribution        6,491     6,264   12,796    12,165
              Administrative      3,231     2,776    6,336     5,567
              Amortization of
               intangibles and
               deferred costs       670       739    1,351     1,484
                                 35,841    33,636   70,297    64,227

            Operating income      1,268     1,585      830     3,119

            Other income (deductions)
              Investment income      90       104      171       240
              Interest expense     (918)     (652)  (1,704)   (1,338)
              Sundry                142       138      185       211

              Earnings (loss) before
               income taxes         582     1,175     (518)    2,232

            Income taxes(benefit)   215       435     (192)      826

              NET EARNINGS(LOSS) $  367   $   740 $   (326) $  1,406

            Earnings (loss) per
             diluted share        $ .04     $ .08    $(.04)    $ .15

            Weighted average number
              of diluted shares   8,631     9,329    8,425     9,355

            Earnings (loss) per
             basic share          $ .04     $ .08    $(.04)    $ .16

            Weighted average number
              of basic shares     8,431     9,014    8,425     9,009

     See accompanying notes to the consolidated financial statements.

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                            (in thousands)         Six months ended
                                                  March 31, March 25,
                                                    2001       2000
            Operating activities:
              Net (loss) earnings                  $ (326)  $ 1,406
            Adjustments to reconcile net (loss)
             earnings to net cash provided
             by operating activities:
              Depreciation and amortization
               of fixed assets                     14,907    12,932
              Amortization of intangibles           1,637     1,733
              Other adjustments                        20       (74)
              Changes in assets and liabilities,
               net of effects from purchase of
               companies
                Decrease in accounts receivable     4 203       762
                Increase in inventories            (6,685)   (3,345)
                Increase in prepaid expenses         (580)   (1,143)
                Decrease in accounts payable
                 and accrued liabilities           (1,050)     (438)
              Net cash provided by operating
                 activities                        12,126    11,833
            Investing activities:
              Purchases of property, plant
               and equipment                       (6,594)  (15,646)
              Payments for purchases of
               companies, net of cash
               acquired and debt assumed          (11,330)   (1,280)
              Proceeds from investments held
               to maturity                             70     1,109
              Other                                   (16)      165
               Net cash used in investing
                activities                       (17,870)  (15,652)
            Financing activities:
              Proceeds from borrowings             13,000    10,000
              Proceeds from issuance of common
               stock                                  367       427
              Payments to repurchase common stock  (1,400)   (1,020)
              Payments of long-term debt           (4,044)   (9,056)
               Net cash provided by financing
                activities                          7,923       351
               Net increase(decrease) in
                cash and cash equivalents           2,179    (3,468)
            Cash and cash equivalents at
             beginning of period                    1,379     5,945
            Cash and cash equivalents at
             end of period                        $ 3,558   $ 2,477

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

         The results of operations for the three months and six months ended March 31, 2001 and March 25, 2000 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                                    Three Months Ended March 31, 2001
                                      Income     Shares   Per Share
                                     (Numerator)(Denominator) Amount
                                              (in thousands,
                                        except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders     $  367       8,431      $.04

           Effect of Dilutive Securities
           Options                          -        200         -

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions        $  367      8,631      $.04


                                      Six Months Ended March 31, 2001
                                        Income    Shares   Per Share
                                     (Numerator)(Denominator) Amount
                                              (in thousands,
                                        except per share amounts)

           Basic EPS
           Net Loss available
            to common stockholders       $ (326)    8,425      $(.04)

           Effect of Dilutive Securities
           Options*                           -         -          -

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions                  $ (326)    8,425      $(.04)


           *No effect was given to the options as inclusion would be antidilutive.

                                     Three Months Ended March 25, 2000
                                        Income    Shares   Per Share
                                     (Numerator)(Denominator) Amount
                                             (in thousands,
                                        except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders       $  740     9,014      $.08

           Effect of Dilutive Securities
           Options                            -       315         -

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions                  $  740     9,329      $.08


                                      Six Months Ended March 25, 2000
                                        Income    Shares   Per Share
                                     (Numerator)(Denominator) Amount
                                            (in thousands,
                                        except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders       $1,406     9,009      $.16

           Effect of Dilutive Securities
           Options                           -       346      (.01)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions          $1,406     9,355      $.15

            Note 3 Inventories consist of the following:

                                            March 31,  September 30,
                                              2001        2000
                                              (in thousands)
                   Finished goods           $17,294     $10,714
                   Raw materials              2,372       2,136
                   Packaging materials        2,911       2,532
                   Equipment parts & other    5,820       6,091
                                            $28,397     $21,473

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

       The Company evaluates each segment's performance based on income or loss before taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:

                                 Three Months Ended   Six Months Ended
                                 March 31, March 25, March 31, March 25,
                                   2001      2000      2001      2000
                                               (in thousands)
            Sales:
              Snack Foods       $ 56,784  $ 47,738  $106,777  $ 92,932
              Frozen Beverages    20,023    20,075    40,100    40,387
                                $ 76,807  $ 67,813  $146,877  $133,319

            Depreciation and Amortization:
              Snack Foods       $  4,087  $  3,460  $  8,088  $  6,844
              Frozen Beverages     4,209     3,940     8,456     7,821
                                $  8,296  $  7,400  $ 16,544  $ 14,665

            Earnings(Loss) Before Taxes:
              Snack Foods       $  3,758  $  3,556  $  5,572  $  6,917
              Frozen Beverages    (3,176)   (2,381)   (6,090)   (4,685)
                                $    582  $  1,175  $   (518) $  2,232

            Capital Expenditures:
              Snack Foods       $  1,129  $  5,309  $  2,860  $  7,749
              Frozen Beverages     2,174     3,160     3,734     7,897
                                $  3,303  $  8,469  $  6,594  $ 15,646

            Assets:
              Snack Foods       $134,145  $114,645  $134,145  $114,645
              Frozen Beverages    92,433   100,378    92,433   100,378
                                $226,578  $215,023  $226,578  $215,023

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

        In May 2000, The Emerging Issues Task Force reached consensus opinions on Issue 00-14, "Accounting for Certain Sales Incentives (Issue 00-14)". Issue 00-14 pertains to the recognition, measurement, and income statement classification of certain sales incentives, including discounts, coupons, rebates, and free products or services received by the customer. The issue requires certain incentives to be classified as a reduction of revenue. The Company reclassed approximately $553,000 and $428,000 of sales incentives from marketing expense to reduction of sales in the three months ended March 31, 2001 and March 25, 2000, respectively, and approximately $1,137,000 and $872,000 in the six months ended March 31, 2001 and March 25, 2000, respectively.

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

             In the three months ended March 31, 2001 and March 25, 2000, fluctuations in the valuation of the Mexican peso caused increases of $32,000 and $35,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the six month periods, there was a decrease of $6,000 in fiscal year 2001 and an increase of $25,000 in fiscal year 2000.

             In November 2000, the Company acquired the assets of Uptown Bakeries for cash. Uptown Bakeries, located in Bridgeport, NJ, is a fresh bakery products manufacturer with approximately $17,000,000 in annual sales.

             In February 2001, the Company acquired the assets, and exclusive rights for food service channels, of Chill brand fruit ices. Chill Ices have approximately $3 million in annual foodservice sales.

             In December 2000, the Company refinanced its unsecured term loan and its general-purpose bank credit line with a general purpose unsecured bank credit line of $60,000,000. The new agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. Borrowings under the line at March 31, 2001 were $48,000,000.

             In the six months ended March 31, 2001, the Company purchased and retired 109,300 shares of its common stock at a cost of $1,400,000. Under a buyback authorization approved by the Board of Directors in fiscal year 2000, 277,000 shares remain to be purchased.

        Results of Operations

             Net sales increased $8,994,000 or 13% to $76,807,000 for the three months and $13,558,000 or 10% to $146,877,000 for the six months ended March 31, 2001 compared to the six months ended March 25, 2000. Excluding sales resulting from acquisitions, sales increased 7% for the three month period and 5% for the six month period compared to a year ago.

        SNACK FOODS

             Sales to food service customers increased $6,964,000
        or 26% in the second quarter to $33,847,000 and increased
        $8,701,000 or 16% for the six months. Excluding sales resulting from acquisitions, sales would have increased 9% for the second quarter and 4% for the six months. Soft pretzel sales to the food service market increased 12% to
        $16,160,000 in the second quarter and 2% to $30,530,000 in the six months. Excluding sales resulting from acquisitions, food service soft pretzel sales would have increased 7% in the second quarter and would have decreased 1% in the six month period. Frozen juice bars and ices sales increased 2% to $6,461,000 in the three months and sales of $10,612,000 in the six month period were essentially unchanged from a year ago. Churro sales to food service customers increased 17% to $2,929,000 in the second quarter and 13% to $5,599,000 in the six months. Cookie sales increased 24% to $3,268,000 in the second quarter
        and   28% to $6,972,000 in the six months.

             Sales of products to retail supermarkets increased
        $2,686,000 or 23% to $14,515,000 in the second quarter and 32% to $25,237,000 in the first half. Soft pretzel sales for the second quarter were up 6% to $8,060,000 and were up 13% to $14,959,000 for the six months. Sales of our flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, increased 4% in the second quarter and 11% for the six months. Sales of frozen juices and ices increased $2,238,000 or 55% to $6,298,000 in the second quarter and $4,374,000 or
        76% to $10,154,000 in the first half primarily due to sales of the Company's MINUTE MAID brand licensed products which were introduced in last year's second quarter.

             Bakery sales decreased $342,000 or 6% to $5,605,000 in the second quarter and $998,000 or 7% to $13,060,000 in the first six months due to decreased unit sales to one customer. Sales of our Bavarian Pretzel Bakery decreased 9% to $2,817,000 in the second quarter and were essentially unchanged at $6,781,000 for the six month period. The second quarter sales decrease was caused primarily by decreased mall traffic.

       FROZEN BEVERAGES

            Frozen beverage and related product sales were essentially unchanged with sales of $20,023,000 in the second quarter and were down $287,000 or 1% to $40,100,000 in the six months. Beverage sales alone increased 1% in the second quarter and the first half to $16,229,000 and $33,405,000, respectively, although gross profit on beverage sales decreased approximately 1% in the quarter and in the six months compared to last year. Service and lease revenue decreased $169,000 in the second quarter and increased $249,000 to $5,479,000 in the six months.

       CONSOLIDATED

            Gross profit as a percentage of sales decreased to 48% in the current year's three and six month periods from 52% and 51% in the corresponding periods last year. The gross profit percentage decline in this year's periods is primarily related to the inclusion of Uptown Bakeries which has a low gross profit percentage relative to the balance of the Company's business.

            Total operating expenses increased $2,205,000 in the second quarter and as a percentage of sales decreased to 47% from 50% in last year's same quarter. For the first half, operating expenses increased $6,070,000 and as a percentage of sales were 48% in both years. Marketing expenses decreased to 33% of sales in this year's three month period from 35% of sales last year. For the six month period, marketing expenses were 34% of sales in both years. The drop in marketing percentage in the second quarter is caused by Uptown Bakeries which has little marketing expense. Distribution expenses decreased to 8% of sales in this year's second quarter from 9% last year;

        and were 9% of sales in both years' six month period. The drop in distribution expense percentage in the second quarter was caused by Uptown Bakeries which has little distribution expense. Administrative expenses as a percent of sales were at 4% for all periods reported.

             Operating income decreased $317,000 or 20% to $1,268,000 in the second quarter and $2,289,000 or 73% to $830,000 in the first half.

             For the three and six months, interest expense increased $266,000 and $366,000, respectively, due primarily to debt incurred to fund acquisitions.

             The effective income tax rate has been estimated at 37% in all periods.

             Net earnings decreased $373,000 or 50% in the current three month period to $367,000 and a net loss of $326,000 for the six months compared to net earnings of $1,406,000 in the year ago period.


        Item 3. Quantitative and Qualitative Disclosures About Market Risk

             There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2000 annual report on Form 10-K filed with the SEC.

                            Part II.    OTHER INFORMATION


            Item 4. Submission of Matters to a Vote of Security Holders

               The results of voting at the Annual Meeting of Shareholders held on February 8, 2001 is as follows:

                                                            Absentees
                                     Votes Cast             and Broker
                                   For    Against  Withheld  Non Votes
            Election of Robert
            M. Radano as
            Director             6,574,100    -      72,623       -

            Election of Peter
            G. Stanley as
            Director             6,574,100    -      72,623       -

               The Company had 8,414,793 shares outstanding on December 4, 2000 the record date.


            Item 6. Exhibits and Reports on Form 8-K

                a)  Exhibits - None

                b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 31, 2001.

                                     SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        J & J SNACK FOODS CORP.




            Dated: April 27, 2001       /s/Gerald B. Shreiber
                                        Gerald B. Shreiber
                                        President




            Dated: April 27, 2001       /s/Dennis G. Moore
                                        Dennis G. Moore
                                        Senior Vice President and
                                        Chief Financial Officer