Form 10-Q
period 2001-06-30
J&J SNACK FOODS CORP
filed 2001-07-26
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

           X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the period ended June 30, 2001

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

                     X  Yes                   No

          As of July 19, 2001, there were 8,600,510 shares of the Registrant's Common Stock outstanding.







                                        INDEX


                                                                 Page
                                                                 Number
            Part I.   Financial Information

               Item 1.Consolidated Financial Statements

                  Consolidated Balance Sheets - June 30, 2001
                   (unaudited) and September 30, 2000              3

                  Consolidated Statements of Earnings - Three
                   Months and Nine Months Ended June 30, 2001
                   and June 24, 2000 (unaudited)                   5

                  Consolidated Statements of Cash Flows - Nine
                    Months Ended June 30, 2001 and June 24, 2000   6
                   (unaudited)

                  Notes to the Consolidated Financial Statements   7

               Item 2.Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                  13

               Item 3. Quantitative and Qualitative Disclosures
                         About Market Risk                        16

            Part II.  Other Information

               Item 6. Exhibits and Reports on Form 8-K           17
























                            PART I. FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                               (dollars in thousands)
                   ASSETS
                                          June 30,   September 30,
                                            2001        2000
                                       (Unaudited)

            Current assets
             Cash and cash equivalents     $  5,760   $  1,379
             Accounts receivable             38,086     33,626
             Inventories                     25,669     21,473
             Prepaid expenses and other       2,032      1,418

                                             71,547     57,896
            Property, plant and equipment,
              at cost
              Land                              795        795
              Buildings                       5,586      5,586
              Plant machinery and
               equipment                     84,460     75,817
              Marketing equipment           162,114    156,093
              Transportation equipment          714      2,043
              Office equipment                7,383      6,981
              Improvements                   15,191     12,705
              Construction in progress          669      1,304
                                            276,912    261,324

                Less accumulated deprecia-
                   tion and amortization    168,323    152,155

                                            108,589    109,169
            Other assets
              Goodwill, trademarks and
               rights,less accumulated
               amortization                  48,390     48,768
               Long term investment
                securities held to
                maturity                      1,550      1,620
              Sundry                          2,910      2,586
                                             52,850     52,974
                                           $232,986   $220,039

            See accompanying notes to the consolidated financial statements.

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued


              LIABILITIES AND             June 30,  September 30,
            STOCKHOLDERS' EQUITY             2001       2000
                                        (Unaudited)
                                           (dollars in thousands,
                                          except share information)
            Current liabilities
              Current maturities of
                long-term debt            $  8,114   $  2,186
              Accounts payable              27,984     24,913
              Accrued liabilities           12,669      8,728

                                            48,767     35,827

            Long-term debt, less
              current maturities            36,498     42,481
            Deferred income taxes            8,340      8,340
            Other long-term liabilities         64        117
                                            44,902     50,938
            Stockholders' equity
              Capital stock
                Preferred, $1 par value;
                   authorized, 5,000,000
                  shares; none issue         -             -
                Common, no par value;
                   authorized 25,000,000
                   shares; issued and
                   outstanding, 8,578,000
                   and 8,522,000,
                   respectively             28,914     28,403
            Accumulated other comprehen-
              sive income                   (1,536)    (1,616)
            Retained earnings               111,939    106,487

                                            139,317    133,274
                                           $232,986   $220,039


            See accompanying notes to the consolidated financial statements.

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                               Three months ended  Nine months ended
                               June 30,  June 24,  June 30,  June 24,
                                 2001      2000      2001      2000

            Net Sales           $100,970  $88,888 $247,847  $222,207

            Cost of goods sold    50,408   42,524  126,158   108,497

              Gross profit        50,562   46,364  121,689   113,710

            Operating expenses
              Marketing           30,229   27,535   80,043    72,546
              Distribution         6,979    6,706   19,775    18,871
              Administrative       3,076    2,815    9,412     8,382
              Amortization of
               intangibles and
               deferred costs        686      688    2,037     2,172
                                  40,970   37,744  111,267   101,971

            Operating income       9,592    8,620   10,422    11,739

            Other income (deductions)
              Investment income       84       72      255       312
              Interest expense      (749)    (761)  (2,453)   (2,099)
              Sundry                 245       21      430       232

              Earnings before
               income taxes        9,172    7,952    8,654    10,184

            Income taxes           3,394    2,942    3,202     3,768

              NET EARNINGS      $  5,778  $ 5,010 $  5,452  $  6,416

            Earnings per diluted
             share                 $ .65    $ .56    $ .63     $ .70

            Weighted average number
              of diluted shares    8,891    8,890    8,700     9,200

            Earnings per basic
             share                 $ .68    $ .57    $ .64     $ .72

            Weighted average number
              of basic shares      8,540    8,728    8,463     8,915

            See accompanying notes to the consolidated financial statements.

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                           (in thousands)           Nine months ended
                                                 June 30,   June 24,
                                                    2001       2000
            Operating activities:
              Net earnings                        $ 5,452   $ 6,416
            Adjustments to reconcile net
             earnings to net cash provided
             by operating activities:
              Depreciation and amortization
                of fixed assets                    22,499    19,767
              Amortization of intangibles           2,512     2,594
              Other adjustments                       126         9
              Changes in assets and liabilities,
               net of effects from purchase of
               companies
                Increase in accounts receivable   (4,474)   (5,856)
                Increase in inventories           (4,014)   (3,448)
                Increase in prepaid expenses      (  614)   (1,222)
                Increase in accounts payable
                  and accrued liabilities          7,100     6,557
              Net cash provided by operating
                 activities                       28,587    24,817
            Investing activities:
              Purchases of property, plant
               and equipment                     (12,875)  (25,926)
              Payments for purchases of
               companies, net of cash
               acquired and debt assumed         (11,330)   (1,280)
              Proceeds from investments held
               to maturity                            70     1,109
              Other                                 (385)     (361)
               Net cash used in investing
                activities                       (24,520)  (26,458)
            Financing activities:
              Proceeds from borrowings            13,000    15,000
              Proceeds from issuance of common
               stock                               1,769     1,186
              Payments to repurchase common stock (1,400)   (9,390)
              Payments of long-term debt         (13,055)  (10,073)
               Net cash provided by (used in)
                financing activities                 314    (3,277)
               Net increase (decrease) in cash
                and cash equivalents               4,381    (4,918)
            Cash and cash equivalents at
             beginning of period                   1,379      5,945
            Cash and cash equivalents at
             end of period                       $ 5,760    $ 1,027

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

                                       The results of operations
                    for the three months and nine months ended June 30, 2001 and June 24, 2000 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

            Note 2 The Company's calculation of earnings per share in
                    accordance with SFAS No. 128, "Earnings Per
                    Share," is as follows:

                                     Three Months Ended June 30, 2001
                                      Income      Shares   Per Share
                                    (Numerator) (Denominator) Amount
                                             (in thousands,
                                       except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders    $5,778      8,540       $.68

           Effect of Dilutive Securities
           Options                        -         351       (.03)

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions               $5,778      8,891       $.65


                                   Nine Months Ended June 30,2001
                                      Income      Shares   Per Share
                                    (Numerator) (Denominator) Amount
                                             (in thousands,
                                       except per share amounts)

           Basic EPS
           Net Income available
            to common stockholders    $5,452      8,463       $.64

           Effect of Dilutive Securities
           Options                        -        237        (.01)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions       $5,452      8,700       $.63

                                      Three Months Ended June 24, 2000
                                      Income       Shares   Per Share
                                    (Numerator) (Denominator) Amount
                                           (in thousands,
                                      except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $5,010      8,728       $.57

           Effect of Dilutive Securities
           Options                     -           162        (.01)

           Diluted EPS
           Net Income available to
            common stockholders plus
            assumed conversions       $5,010      8,890       $.56



                                      Nine Months Ended June 24, 2000
                                      Income      Shares   Per Share
                                    (Numerator) (Denominator) Amount
                                           (in thousands,
                                      except per share amounts)
           Basic EPS
           Net Income available
            to common stockholders    $6,416      8,915       $.72

           Effect of Dilutive Securities
           Options                     -           285        (.02)

           Diluted EPS
           Net Income available to common
            stockholders plus assumed
            conversions               $6,416      9,200       $.70



            Note 3 Inventories consist of the following:
                                            June 30,   September 30,
                                              2001        2000
                                              (in thousands)
                   Finished goods           $14,367     $10,714
                   Raw materials              2,798       2,136
                   Packaging materials        3,102       2,532
                   Equipment parts & other    5,402       6,091
                                            $25,669     $21,473

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

                   The Company evaluates each segment's performance
                    based on income or loss before taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:
                                  Three Months Ended  Nine Months Ended
                                  June 30,  June 24,  June 30,  June 24,
                                    2001     2000     2001      2000
                                              (in thousands)
            Sales:
              Snack Foods       $ 69,178  $ 59,044  $175,955  $151,976
              Frozen Beverages    31,792    29,844    71,892    70,231
                                $100,970  $ 88,888  $247,847  $222,207

            Depreciation and Amortization:
              Snack Foods       $  4,057  $  3,632  $ 12,145  $ 10,476
              Frozen Beverages     4,410     4,064    12,866    11,885
                                $  8,467  $  7,696  $ 25,011  $ 22,361

            Income Before Taxes:
              Snack Foods       $  4,703  $  4,118  $ 10,275  $ 11,035
              Frozen Beverages     4,469     3,834    (1,621)     (851)
                                $  9,172  $  7,952  $  8,654  $ 10,184

            Capital Expenditures:
              Snack Foods       $  2,532  $  5,079  $  5,392  $ 12,828
              Frozen Beverages     3,749     5,201     7,483    13,098
                                $  6,281  $ 10,280  $ 12,875  $ 25,926

            Assets:
              Snack Foods       $135,036  $116,988  $135,036  $116,988
              Frozen Beverages    97,950   106,295    97,950   106,295
                                $232,986  $223,283  $232,986  $223,283

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

                 In May 2000, The Emerging Issues Task Force reached consensus opinions on Issue 00-14, "Accounting for Certain Sales Incentives (Issue 00-14)". Issue 00-14 pertains to the recognition, measurement, and income statement classification of certain sales incentives, including discounts, coupons, rebates, and free products or services received by the customer. The issue requires certain incentives to be classified as a reduction of revenue. The Company reclassed $744,000 and $691,000 of sales incentives from marketing expense to reduction of sales in the three months ended June 30, 2001 and June 24, 2000, respectively, and $1,881,000 and $1,563,000 in the nine months ended June 24, 2001 and June 30, 2000, respectively.

                 On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separtely from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company's results of operations.

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

                 In the three months ended June 30, 2001 and June 24, 2000, fluctuations in the value of the Mexican peso caused an increase of $86,000 and a decrease of $118,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the nine month periods, the increase was $80,000 in fiscal year 2001 and the decrease was $93,000 in fiscal year 2000.

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

                 In December 2000, the Company refinanced its unsecured term loan and its general-purpose bank credit line with a general purpose unsecured bank credit line of $60,000,000. The new agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. Borrowings under the line at June 30, 2001 were $39,000,000.

                 In the nine months ended June 30, 2001, the Company
            purchased and retired 109,300 shares of its common stock at a cost of $1,400,000. Under a buyback authorization approved by the Board of Directors in fiscal year 2000, 277,000 shares remain to be purchased.

            Results of Operations

                 Net sales increased $12,082,000 or 14% to $100,970,000 for the three months and $25,640,000 or 12% to $247,847,000
            for the nine months ended June 30, 2001 compared to the same periods ended June 24, 2000. Excluding sales resulting from acquisitions, sales increased 7% for the three month period and 6% for the nine month period compared to a year ago.

            SNACK FOODS

                 Sales to food service customers increased $7,046,000 or 22%
            in the third quarter to $39,250,000 and increased $15,747,000 or 18% for the nine months. Excluding sales resulting from acquisitions, sales would have increased approximately 3% for the third quarter and 4% for the nine months. Soft pretzels sales to the food service market increased approximately 2% in the third quarter and nine months to $14,751,000 and $45,281,000, respectively. Excluding sales resulting from acquisitions, food service soft pretzel sales would have decreased approximately 3% in the third quarter and the nine month period. Frozen juice bars and ices sales increased 28% to $12,473,000 in the three months and 13% to $23,085,000 in the nine months. Approximately one third of the frozen juice bars and ices sales' increase in both periods resulted from acquisitions. Churro sales to food service customers decreased 4% to $2,890,000 in the third quarter and increased 6% to $8,489,000 in the nine months. Cookie sales increased 32% to $2,926,000 in the third quarter and 29% to $9,898,000 in the nine months.

                 Sales of products to retail supermarkets increased
            $1,674,000 or 10% to $18,746,000 in the third quarter and 22% to $43,983,000 in the nine months. Soft pretzel sales for the third quarter were down 5% and for the nine months were up 7% from last year to $5,778,000 and $20,737,000, respectively. Sales of our flagship SUPERPRETZEL brand soft pretzels, excluding SOFTSTIX, decreased 11% in the third quarter and increased 4% for the nine months. Sales of frozen juice bars and ices increased $2,124,000 or 19% to
            $13,291,000 in the third quarter and increased $6,498,000 or 38% to $23,445,000 in the nine months. Sales of the Company's Minute Maid brand licensed products, introduced

            *Minute Maid is a registered trademark of The Coca-Cola Company.

            in last year's second quarter, accounted for approximately one half of the nine months' frozen juice bars and ices' sales increase and sales of LUIGI'S Real Italian Ice accounted for almost 90% of the third quarter sales increase.

                 Bakery sales increased $1,644,000 or 24% to $8,496,000 in
            the third quarter and $646,000 or 3% to $21,556,000 in the nine months. The third quarter increase was due primarily to increased unit sales to one customer. Sales of our Bavarian Pretzel Bakery decreased 8% to $2,686,000 in the third quarter and 3% to $9,467,000 in the nine month period due primarily to decreased mall traffic.

            FROZEN BEVERAGES

                 Frozen beverage and related product sales increased
            $1,948,000 or 7% to $31,792,000 in the third quarter and $1,661,000 or 2% to $71,892,000 in the nine months. Beverage sales alone increased 9% in the third quarter to $27,670,000 and 4% to $2,593,000 in the nine months. Gross profit on beverage sales increased 5% in the quarter and less than 1% in the nine months. Service and lease revenue increased $509,000 in the third quarter and $758,000 in the nine months.

            CONSOLIDATED

                 Gross profit as a percentage of sales decreased to 50% and
            49% in the current third quarter and nine months, respectively, from 52% and 51% in the corresponding periods last year. The gross profit percentage decline in this year's periods is due to the inclusion of Uptown Bakeries which has a low gross profit percentage relative to the balance of the Company's business.

                 Total operating expenses increased $3,226,000 in the third quarter and as a percentage of sales decreased to 41% from 42% in last year's same quarter. For the nine months, operating expenses increased $9,296,000 and as a percentage of sales decreased to 45% from 46% last year. Marketing expenses decreased to 30% of sales in this year's third quarter from 31% last year and decreased less than one percentage point of sales to 32% of sales in the nine months from 33% of sales last year. Distribution expenses decreased less than one percentage point of sales to 7% of sales in the third quarter from 8% in last year's quarter and were 8% of sales in both year's nine months period. The decrease in marketing and distribution expenses as a percent of sales is caused by the inclusion of Uptown Bakeries which has virtually no marketing and distribution expenses. Administration expenses were 3% and 4% of sales in both year's third quarter and nine months, respectively.

                 Operating income increased $972,000 or 11% to
            $9,592,000 in the third quarter and decreased $1,317,000 or 11% to $10,422,000 in the nine months.

                 Operating income was impacted by higher property and
            casualty insurance costs of approximately $850,000 in the third quarter and $1,150,000 in the nine month period. The higher costs were due to market conditions and the Company's claims experience.

                 Interest expense decreased $12,000 in the third
            quarter and increased $354,000 in the nine months. The increase in expense for the nine months was due to debt incurred to fund acquisitions.

                 Sundry income increased $224,000 in the third quarter
            and $198,000 in the nine months, primarily due to the settlement of certain litigation.

                 The effective income tax rate has been estimated at
            37% in all periods reported.

                 Net earnings increased $768,000 or 15% in the current
            three month period to $5,778,000 and decreased $964,000 or 15% in the current nine month period to $5,452,000.

            Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk

                 There has been no material change in the Company's
            assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2000 annual report on Form 10-K filed with the SEC.16
                          Part II.  OTHER INFORMATION


            Item 6. Exhibits and Reports on Form 8-K

                   a) Exhibits - None

                   b) Reports on Form 8-K - There were no reports
                      on Form 8-K for the three months ended June
                      30, 2001.














































                                       17

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         J & J SNACK FOODS CORP.



            Dated: July 26, 2001          /s/ Gerald B. Shreiber
                                         Gerald B. Shreiber
                                         President




            Dated: July 26, 2001          /s/ Dennis G. Moore
                                         Senior Vice President and
                                         Chief Financial Officer
































                                       18