Form 10-K
period 2001-09-29
J&J SNACK FOODS CORP
filed 2001-12-20
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                      FORM 10-K
          (Mark One)
           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended September 29, 2001

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

               As of November 30, 2001, the latest practicable date, 8,650,458 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $147,768,227 based on the last price on that date of $23.90 per share, which is an average of bid and asked prices.

                         DOCUMENTS INCORPORATED BY REFERENCE

               The Registrant's 2001 Annual Report to Shareholders for the fiscal year ended September 29, 2001 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 5, 2002 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.




                                 J & J SNACK FOODS CORP.
                             2001 FORM 10-K ANNUAL REPORT
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

          Item 12   Security Ownership Of Certain Beneficial
                    Owners And Management. . . . . . . . . . . . . 14

          Item 13   Certain Relationships And Related Transactions 14

                                       PART IV

          Item 14   Exhibits, Financial Statement Schedules And
                    Reports On Form 8-K. . . . . . . . . . . . . . 15







          Item 1.  Business

          General

               J & J Snack Foods Corp. (the "Company" or "J & J") manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI'S, ICEE and MINUTE MAID* brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States. The Company markets frozen beverages to the food service industry under the brand names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake, popcorn and bakery products.

               The Company's sales are made primarily to food service customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company's retail supermarket customers are primarily supermarket chains. The Company's restaurant group sells direct to the public through its chains of specialty snack food retail outlets, BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, located primarily in the Mid-Atlantic States.

               The Company was incorporated in 1971 under the laws of the State of New Jersey.

               The Company operates in two business segments: snack foods and frozen beverages.

          Products in the Snack Foods Segment

          Soft Pretzels

          The Company's soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. The Company sells its soft pretzels to the food service and the retail supermarket industries and direct to the public through its restaurant group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets. The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch
          * Minute Maid is a registered trademark of The Coca-Cola Company program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA. Soft pretzel sales, including those sold through the Company's retail stores, amounted to 27% and 29% of theCompany's revenue in fiscals 2001 and 2000, respectively.

               The Company's soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to ten through the Company's retail stores, amounted to 27% and 29% of the Company's revenue in fiscals 2001 and 2000, respectively.ounces in weight are shaped and formed by the Company's proprietary twister machines. These soft pretzel tying machines are automated, high speed machines for twisting dough into the traditional pretzel shape. Soft pretzels in customized shapes and sizes and with fillings and toppings are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

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

          Frozen Juice Treats and Desserts

               The Company's frozen juice treats and desserts are marketed under the LUIGI'S, ICEE, MINUTE MAID, HI-C* , SHAPE-UPS, and MAMA TISH'S brand names to the food service and to the retail supermarket industries. Frozen juice treat and dessert sales were 20% and 17% of the Company's revenue in fiscal years 2001 and 2000, respectively.

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

               LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and Sorbets are sold to the foodservice and to the retail supermarket
          * Hi-C is a registered trademark of The Coca-Cola Company

          industries. They are manufactured from water, sweeteners and fruit juice concentrates in various flavors and are packaged in plastic cups and in squeeze up tubes.

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

          Churros

               The Company sells frozen churros under the TIO PEPE'S brand name to both the food service and retail supermarket industries. Churro sales were 4% of the Company's sales in both fiscals 2001 and 2000, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

          Baked Goods

               The Company has a contract and private label bakery business which manufactures cookies, muffins, donuts and other baked goods for third parties. In addition, the Company produces and markets these products under its own brand names, including MRS. GOODCOOKIE, CAMDEN CREEK BAKERY and PRETZELCOOKIE. Baked goods sales amounted to 16% and 13% of the Company's sales in fiscals 2001 and 2000, respectively.

          Other Products

               The Company also markets to the food service industry and direct to the public other products including soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, popcorn sold under the AIRPOPT brand name, as well as smaller amounts of various other food products.

          Products in the Frozen Beverage Segment

          Frozen Beverages

               The Company markets frozen beverages to the food service industry primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. The Company sells direct to the public through its restaurant group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets. Frozen beverage business sales amounted to 30% of revenue in fiscal 2001 and 33% of revenue in fiscal 2000. Under the Company's marketing program, it installs frozen beverage dispensers at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999 the Company began providing installation and maintenance service only to a large quick service restaurant and others, which resulted in the increase of Customer Owned beverage dispensers beginning in 1999.

               Each new customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company supplied dispensers are purchased from outside vendors, built new or rebuilt by the Company at an approximate cost of $6,000 each. The following shows the number of Company owned and customer owned frozen beverage dispensers at customer locations at the dates indicated:

                                 Company Owned   Customer Owned   Total
          September 25, 1999        18,100           4,300      22,400
          September 30, 2000        19,500           9,400      28,900
          September 29, 2001        20,600          10,000      30,600

               The Company has the rights to market and distribute frozen beverages under the name ICEE to all of the Continental United States, except for portions of eleven states.

          Customers

               The Company sells its products to two principal customer groups: food service and retail supermarkets. The primary products sold to the food service group are soft pretzels, frozen beverages, frozen juice treats and desserts, churros and baked goods. The primary products sold to the retail supermarket industry are soft pretzels and frozen juice treats and desserts. Additionally, the Company sells soft pretzels, frozen beverages and various other food products direct to the public through its restaurant group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

               The Company's customers in the food service industry include snack bars and food stands in chain, department and discount stores such as Kmart, Wal-Mart and Target; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Opryland, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM, White Hen Pantry and Wawa; movie theatres; warehouse club stores such as Sam's Club, Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Mrs. Fields. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK,
          Volume Services America and Sportservice.   Machines and machine
          parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

               The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and sorbets, MINUTE MAID Juice Bars and Soft Frozen Lemonade, ICEE Squeeze Up Tubes and TIO PEPE'S churros. Within the retail supermarket industry, the Company's frozen and prepackaged products are purchased by the consumer for consumption at home.

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

               The Company's products are sold through a network of about 130 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; and Solon, Ohio. Frozen beverages are distributed from 96 Company managed warehouse and distribution facilities located in 41 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.



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

          Supplies

               The Company's manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company's soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company's manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased from The Coca-Cola Company, the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are manufactured internally and purchased from other sources. Frozen beverage dispensers are purchased from IMI Cornelius, Inc.

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

          Employees

          The Company had approximately 2,200 full and part time employees as of September 29, 2001. Certain production and distribution employees at the Pennsauken, New Jersey plant are covered by a collective bargaining agreement which expires in September 2002. The Company considers its employee relations to be good.

















          Item 2.  Properties

               The Company's primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels and churros are manufactured at this company-owned facility which also serves as the Company's corporate headquarters. This facility operates at approximately 80% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 60-90% depending on product demand. The Company also leases through September 2011 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

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

               The Company's fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in two buildings totaling 94,320 square feet. The buildings are leased through December 2011. The manufacturing facility operates at approximately 50% of capacity.

               The Company's Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are located in a 11,000 square foot owned building in Lancaster, Pennsylvania.

               The Company owns a 25,000 square foot facility located on 11 acres in Hatfield, Pennsylvania which is leased to a third party.

               The Company also leases approximately 100 warehouse and distribution facilities in 41 states, Mexico and Canada.

          Item 3.  Legal Proceedings

               The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

          Item 4.  Submission Of Matters To A Vote Of Security Holders

               None.


























                          EXECUTIVE OFFICERS OF THE REGISTRANT


               The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 5, 2002 or until their successors are duly elected.

                Name          Age            Position

          Gerald B. Shreiber   60       Chairman of the Board, President,
                                        Chief Executive Officer and
                                        Director
          Dennis G. Moore      46       Senior Vice President, Chief
                                        Financial Officer, Secretary,
                                        Treasurer and Director
          Robert M. Radano     52       Senior Vice President, Sales,
                                        Chief Operating Officer and
                                        Director
          Dan Fachner          41       President of The ICEE Company
                                        Subsidiary

               Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2005.

               Dennis G. Moore joined the Company in 1984. He served in various controllership functions prior to becoming the Chief Financial Officer in June 1992. His term as a director expires in 2002.

               Robert M. Radano joined the Company in 1972 and in May 1996 was named Chief Operating Officer of the Company. Prior to becoming Chief Operating Officer, he was Senior Vice President, Sales responsible for national foodservice sales of J & J. His term as a director expires in 2005.

               Dan Fachner has been an employee of ICEE-USA Corp., which was acquired by the Company in May 1987, since 1979. He was named Senior Vice President of The ICEE Company in April 1994 and became President in May 1997.










                                       PART II

          Item 5.  Market For Registrant's Common Stock And
                     Related Stockholder Matters

               The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 30, 2000 and September 29, 2001.

                                                         High       Low

          Fiscal 2000
             First quarter                              22.75      15.50
             Second quarter                             21.88      16.81
             Third quarter                              20.50      14.00
             Fourth quarter                             19.00      12.50

          Fiscal 2001
             First quarter                              18.50      12.50
             Second quarter                             17.88      15.00
             Third quarter                              23.79      16.50
             Fourth quarter                             24.10      14.82


               On November 30, 2001, there were 8,650,458 shares of common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

               The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

          Item 6.  Selected Financial Data

               The information set forth under the caption "Financial Highlights" of the 2001 Annual Report to Shareholders is incorporated herein by reference.

          Item 7.  Management's Discussion And Analysis Of
                     Financial Condition And Results Of Operations

               The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2001 Annual Report to Shareholders is incorporated herein by reference.





          Item 7a. Quantitative And Qualitative Disclosures
                   About Market Risk

               The following is the Company's quantitative and qualitative analysis of its financial market risk:

          Interest Rate Sensitivity

               The table below provides information about the Company's derivative financial instruments and other financial instruments as of September 29, 2001 that are sensitive to changes in interest rates. These instruments include debt obligations and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the swap contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.



                                               Expected Maturity Date
                                              ($ in thousands)
                                                           There         Fair
                        2002   2003   2004    2005   2006  after   Total  Value
Liabilities
 Long-term debt
  Fixed rate	      $  115  $ 368 $    - $     - $    - $    - $   483 $   483
   Average interest
    rate               9.50%  9.27%      -       -      -      -   9.32%
  Variable rate	           -	  -      - $28,000	-      - $28,000 $28,000
   Average interest
    rate                   -      -      -   3.00%	-      -   3.00%

Interest Rate Swaps
 Receive variable/pay
  fixed	             $ 8,000 $2,000 $    - $     - $    - $    - $10,000 $     -
  Average pay rate     3.58%  3.58%      -       -      -      -   3.58%
  Average receive
   rate	               6.11%  6.11%	 -       -      -      -   6.11%




          Interest Rate Risk

               The Company holds long-term debt with variable interest rates indexed to LIBOR, which exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company enters into interest rate swap contracts to pay a fixed rate and receive a variable rate that is indexed to LIBOR. The ratio of the swap notional amount to the principal amount of variable rate debt issued changes periodically based on the Company's ongoing assessment of the future trend in interest rate movements. At September 29, 2001, this ratio was 25 percent and no change in the ratio is expected at the current time. The percentage of variable rate debt fixed under interest rate swap contracts is expected to decrease as scheduled debt payments are made.


              The Company's most significant raw material requirements include flour, shortening, corn syrup, chocolate, and macadamia nuts. The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 24 months. Futures contracts are not used in combination with forward purchasing of these raw materials. The Company's procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

          Foreign Exchange Rate Risk

               The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 29, 2001 because it does not believe its foreign exchange exposure is significant.

          Item 8.  Financial Statements And Supplementary Data

               The following consolidated financial statements of the Company set forth in the 2001 Annual Report to Shareholders are incorporated herein by reference:

               Consolidated Balance Sheets as of September 29, 2001 and
                  September 30, 2000
               Consolidated Statements of Earnings for the fiscal years ended
                  September 29, 2001, September 30, 2000 and September 25,
                  1999
               Consolidated Statement of Stockholders' Equity for the three fiscal years ended September 29, 2001
               Consolidated Statements of Cash Flows for the fiscal years ended September 29, 2001, September 30, 2000 and September 25, 1999
               Notes to Consolidated Financial Statements
               Report of Independent Certified Public Accountants

          Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

               None.











                                      PART III


          Item 10.  Directors And Executive Officers Of The Registrant

               Information concerning directors, appearing under the captions "Information Concerning Nominee For Election To Board" and "Information Concerning Continuing Directors And Executive Officers" in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 8, 2002, is incorporated herein by reference. Information concerning the executive officers is included on page 10 following Item 4 in Part I hereof.

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




















                                         PART IV

          Item 14.  Exhibits, Financial Statement Schedules And
                    Reports On Form 8-K

           (a) Financial Statements

               The following are incorporated by reference in Part II of this report:

               Report of Independent Certified Public Accountants
               Consolidated Balance Sheets as of September 29, 2001 and
                  September 30, 2000
               Consolidated Statements of Earnings for the fiscal years ended
                  September 29, 2001, September 30, 2000 and September 25,
                  1999
               Consolidated Statement of Stockholders' Equity for the three fiscal years ended September 29, 2001
               Consolidated Statements of Cash Flows for the fiscal years ended
                  September 29, 2001, September 30, 2000 and September 25,
                  1999
               Notes to Consolidated Financial Statements

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

               3.2 Amended and Restated Bylaws adopted May 15, 1990. (Incorporated by reference from the Company's Form 10-Q dated August 3, 1990.)




               4.3 Loan Agreement dated as of December 4, 2001 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent. (Page 21.)

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

               13.1 Company's 2001 Annual Report to Shareholders (except
                    for the captions and information thereof expressly incorporated by reference in this Form 10-K, the Annual

                    Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed "filed" as part of the Form 10-K.) (Page 105.)

               22.1 Subsidiaries of J & J Snack Foods Corp. (Page 138.)

               24.1 Consent of Independent Certified Public Accountants.
                    (Page 139.)




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


                                            J & J SNACK FOODS CORP.


          December 21, 2001                  By /s/ Gerald B. Shreiber
                                                Gerald B. Shreiber,
                                                Chairman of the Board,
                                                President, Chief Executive
                                                Officer and Director


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          December 21, 2001                /s/ Robert M. Radano
                                            Robert M. Radano, Senior Vice
                                            President, Sales, Chief Operating
                                            Officer and Director


          December 21, 2001                /s/ Dennis G. Moore
                                            Dennis G. Moore, Senior Vice
                                            President, Chief Financial
                                            Officer and Director


          December 21, 2001                /s/ Stephen N. Frankel
                                            Stephen N. Frankel, Director


          December 21, 2001                 /s/ Peter G. Stanley
                                            Peter G. Stanley, Director


          December 21, 2001                /s/ Leonard M. Lodish
                                            Leonard M. Lodish, Director




                       REPORT OF INDEPENDENT CERTIFIED PUBLIC
                               ACCOUNTANTS ON SCHEDULE







          Board of Directors
          J & J Snack Foods Corp.


              In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 6, 2001 which is included in the Annual


          Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three fiscal years in the period ended September 29, 2001 (52 weeks, 53 weeks and 52 weeks).  In our opinion, this schedule presents fairly,

          in all material respects, the information required to be set forth therein.



                                       GRANT THORNTON LLP




          Philadelphia, Pennsylvania
          November 6, 2001





        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                        Opening  Charged to              Closing
Year        Description                 balance   expense   Deduction    Balance

2001 Allowance for doubtful accounts $1,573,000  $438,000 $339,000(1) $1,672,000

2000 Allowance for doubtful accounts    806,000 1,384,000  617,000(1)  1,573,000

1999 Allowance for doubtful accounts    597,000   321,000  112,000(1)    806,000










          (1) Write-off uncollectible accounts receivable.













