Form 10-Q
period 2001-12-29
J&J SNACK FOODS CORP
filed 2002-01-23
CIK 785956

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

                                     (Mark One)

            X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the period ended December 29, 2001

                                         or


            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            Commission File Number:0-14616


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

                     X    Yes                           No

        As of January 15, 2002, there were 8,668,146 shares of the Registrant's Common Stock outstanding.







                                        INDEX




                                                                  Page
                                                                 Number


            Part I.   Financial Information

              Item l. Consolidated Financial Statements

                Consolidated Balance Sheets - December 29, 2001
                 (unaudited) and September 29, 2001                 3

                Consolidated Statements of Earnings - Three
                 Months Ended December 29, 2001 and December
                 30, 2000 (unaudited)                               5

                Consolidated Statements of Cash Flows - Three
                 Months Ended December 29, 2001 and December
                 30, 2000 (unaudited)                               6

                 Notes to the Consolidated Financial Statements     7

              Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                 12

              Item 3. Quantitative and Qualitative Disclosures
                        About Market Risk                          14

            Part II.  Other Information

              Item 6. Exhibits and Reports on Form 8-K             15


















                        PART I. FINANCIAL INFORMATION

            Item 1.   Consolidated Financial Statements

                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

            ASSETS
                                         December 29,   September 29,
                                              2001            2001
                                          (Unaudited)
            Current assets
             Cash and cash equivalents     $  3,280       $  7,437
             Accounts receivable             31,939         37,018
             Inventories                     23,469         21,749
             Prepaid expenses and other       1,494          1,197

                                             60,182         67,401

            Property, plant and equipment,
              at cost
              Land                              756            756
              Buildings                       5,456          5,456
              Plant machinery and
               equipment                     85,507         85,312
              Marketing equipment           166,440        164,381
              Transportation equipment          825            796
              Office equipment                7,469          7,420
              Improvements                   15,033         15,182
              Construction in progress          692            120
                                            282,178        279,423
              Less accumulated deprecia-
                tion and amortization       181,299        174,667

                                            100,879        104,756

            Other assets
              Goodwill, less accumulated
                amortization                 45,850         45,850
              Other intangible assets,
                less accumulated
                amortization                  1,772          1,848
              Long term investment
                securities held to
                maturity                      1,420          1,515
              Sundry                          2,999          3,111
                                             52,041         52,324
                                           $213,102       $224,481

      See accompanying notes to the consolidated financial statements.

                                          3
                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS - Continued
                                   (in thousands)



              LIABILITIES AND             December 29,   September 29,
            STOCKHOLDERS' EQUITY             2001            2001


            Current liabilities
              Current maturities of
                long-term debt             $   112        $    115
              Accounts payable              20,451          24,515
              Accrued liabilities           11,258          16,047

                                            31,821          40,677

            Long-term debt, less
              current maturities            24,368          28,368
            Deferred income taxes            9,228           9,228
            Other long-term liabilities        101              65
                                            33,697          37,661

            Stockholders' equity
            Capital stock
              Preferred, $1 par value;
              authorized, 5,000
              shares; none issued               -               -
            Common, no par value;
              authorized 25,000
              shares; issued and
              outstanding, 8,654
              and 8,636, respectively       29,969         29,421
            Accumulated other comprehen-
              sive income                   (1,570)        (1,641)
            Retained earnings              119,185        118,363

                                           147,584        146,143
                                          $213,102       $224,481


    See accompanying notes to the consolidated financial statements.








                                          4
                      J & J SNACK FOODS CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                      (in thousands, except per share amounts)

                                          December 29,   December 30,
                                             2001          2000

            Net Sales                       $79,025        $70,070

            Cost of goods sold               42,356         36,052

              Gross profit                   36,669         34,018

            Operating expenses
              Marketing                      25,479         24,365
              Distribution                    6,273          6,305
              Administrative                  3,416          3,133
              Amortization of
               goodwill                           -            653
                                             35,168         34,456

            Operating (loss) income           1,501           (438)

            Other income (deductions)
              Investment income                  66             81
              Interest expense                 (282)          (786)
              Sundry                            (21)            43

              Earnings (loss) before
               income taxes                   1,264         (1,100)

            Income taxes                        442           (407)

              NET EARNINGS (LOSS)           $   822        $  (693)

            Earnings (loss) per diluted
              share                           $ .09          $(.08)

            Weighted average number
              of diluted shares               8,984          8,419

            Earnings (loss) per basic share   $ .10          $(.08)

            Weighted average number
              of basic shares                 8,645          8,419

    See accompanying notes to the consolidated financial statements



                                          5
                      J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited) (in thousands)

                                             December 29, December 30,
                                                 2001        2000
            Operating activities:
              Net earnings (loss)               $   822     $  (693)
            Adjustments to reconcile net (loss)
             earnings to net cash provided
             by operating activities:
              Depreciation and amortization
               of fixed assets                    7,757        7,404
              Amortization of goodwill,
               intangibles and deferred costs       202          844
              Other adjustments                     123           (9)
              Changes in assets and liabilities,
               net of effects from purchase of
               companies
                Decrease in accounts receivable   5,079        7,723
                Increase in inventories          (1,720)      (3,232)
                Increase in prepaid expenses       (297)        (638)
                Decrease in accounts payable
                 and accrued liabilities         (8,490)      (4,640)
              Net cash provided by operating
               activities                         3,476        6,759
            Investing activities:
             Purchase of property, plant
              and equipment                      (3,973)      (3,291)
             Payments for purchases of
              companies, net of cash
              acquired and debt assumed               -       (9,414)
             Proceeds from investments
              held to maturity                       95           70
             Other                                   26          119
             Net cash used in investing
              activities                         (3,852)     (12,516)
            Financing activities:
             Proceeds from issuance of stock        222           34
             Proceeds from borrowings            24,000       13,000
             Payments to repurchase common stock      -       (1,400)
             Payments of long-term debt         (28,003)      (4,025)
              Net cash (used in) provided by
               financing activities              (3,781)       7,609
              Net (decrease) increase in cash
               and cash equivalents              (4,157)       1,852
            Cash and cash equivalents at
             beginning of period                  7,437        1,379
            Cash and cash equivalents at
             end of period                      $ 3,280     $  3,231

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

           The results of operations for the three months ended December 29, 2001 and December 30, 2000 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

           While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

    Note 2 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:


















                                          7
                                  Three Months Ended December 29, 2001
                                    Income       Shares    Per Share
                                  (Numerator) (Denominator)   Amount
                               (in thousands, except per share amounts)


            Basic EPS
            Net Earnings available
             to common stockholders   $   822     8,645      $ .10

            Effect of Dilutive Securities
            Options                         -       339       (.01)

            Diluted EPS
            Net Earnings available to
             common stockholders plus
             assumed conversions      $   822     8,984      $ .09

                                  Three Months Ended December 30, 2000
                                    Income       Shares    Per Share
                                  (Numerator) (Denominator)   Amount
                               (in thousands, except per share amounts)

            Basic EPS
            Net Loss available
             to common stockholders   $ ( 693)   8,419       $(.08)

            Effect of Dilutive Securities
            Options*                        -        -           -

            Diluted EPS
            Net Income available to
             common stockholders plus
             assumed conversions      $ ( 693)   8,419       $(.08)

            *No effect was given to the options as inclusion would be
             anti-dilutive.


            Note 3 Inventories consist of the following:

                                              December 29, September 29,
                                                 2001        2001
                                                   (in thousands)

                   Finished goods                $11,556      $ 9,965
                   Raw materials                   2,611        2,509
                   Packaging materials             3,144        3,146
                   Equipment parts & other         6,158        6,129
                                                 $23,469      $21,749

                                          8

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

           The Company evaluates each segment's performance based on income or loss before taxes, excluding corporate and other unallocated expenses and non-recurring charges. Information regarding the operations in these reportable segments is as follows:


                                       Three Months Ended
                                  December 29,   December 30,
                                      2001          2000
                                      (in thousands)

            Sales:
              Snack Foods          $ 55,045        $ 49,993
              Frozen Beverages       23,980          20,077
                                   $ 79,025        $ 70,070

            Depreciation and Amortization:*
              Snack Foods          $  3,669        $  3,624
              Frozen Beverages        4,290           3,971
                                   $  7,959        $  7,595

            Earnings (loss) Before
             Goodwill Amortization
             and Taxes:
              Snack Foods          $  2,856        $  2,191
              Frozen Beverages       (1,592)         (2,638)
                                   $  1,264        $   (447)

            Capital Expenditures:
              Snack Foods          $  1,495        $  1,731
              Frozen Beverages        2,478           1,560
                                   $  3,973        $  3,291

            Assets:
              Snack Foods          $117,709        $125,419
              Frozen Beverages       95,393          96,854
                                   $213,102        $222,273

            *Excludes amortization of goodwill



                                          9
    Note 5 On September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill, thereby eliminating an annual amortization charge of approximately $2,600,000.

           The Company's two reporting units, which are also reportable segments, are Snack Foods and Frozen Beverages. Both segments have goodwill and indefinite lived intangible assets.

     The carrying amount of acquired intangible assets for the Snack Foods and Frozen Beverage segments as of December 29, 2001 are as follows:

                                       Gross Carrying Accumulated
                                           Amount        Amortization
                                               (in thousands)

            SNACK FOODS

            Amortized intangible assets

              Licenses and rights         $2,086            $420

            FROZEN BEVERAGES

            Amortized intangible assets

              Licenses and rights         $  201            $ 95

          Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 29, 2001. Additionally, the Company did not record any transition intangible asset impairment loss upon adoption of SFAS 142. Aggregate amortization expense of intangible assets for the 3 months ended December 29, 2001 and December 30, 2000 was $76,000 and $28,000, respectively.

          Estimated amortization expense for the next five fiscal years is approximately $300,000 in 2002, 2003 and 2004, $200,000 in 2005 and
     $150,000 in 2006.




                                         10
            Goodwill

        The carrying amounts of goodwill for the Snack Foods and Frozen Beverage segments are as follows:

                                           Snack   Frozen
                                           Foods   Beverages  Total
                                               (in thousands)

            Balance at December 29, 2001  $14,679   $31,171   $45,850

        There were no changes in the carrying amount of goodwill for the three months ended December 29, 2001.

        The Company will complete documentation of its transitional goodwill impairment tests by the end of the second quarter of 2002. Currently, management does not anticipate it will record any transitional goodwill impairment loss as a result of its adoption of SFAS 142.

        Reported net income for the three months ended December 29, 2001 and December 30, 2000, exclusive of amortization expense that is related to goodwill that is no longer being amortized, would have been:

                                          For the Three Months Ended
                                          December 29,   December 30,
                                             2001           2000
                                          ($000's except for earnings
                                               per share amounts)

            Reported net earnings (loss)     $822      $(693)
            Add back: Goodwill amortization     -        412
            Adjusted net earnings (loss)     $822      $(281)

            Basic earnings per share:
              Reported net earnings (loss)   $.10      $(.08)
              Goodwill amortization             -        .05
              Adjusted net earnings (loss)   $.10      $(.03)

            Diluted earnings per share:
              Reported net earnings (loss)   $.09      $(.08)
              Goodwill amortization             -        .05
              Adjusted net earnings (loss)   $.09      $(.03)

    Note 6 Subsequent to the end of the quarter and prior to the filing of this 10-Q, KMart Corporation filed for chapter 11 bankruptcy protection. The Company does not anticipate a significant impact to its liquidity or results of operations as a result of the filing.


                                         11

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

        In the quarters ended December 29, 2001 and December 30, 2000 fluctuations in the valuation of the Mexican peso caused an increase of $71,000 and a decrease of $38,000 in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary.

        In November 2000, the Company acquired the assets of Uptown Bakeries for cash. Uptown Bakeries, located in Bridgeport, NJ, is a fresh bakery products manufacturer with approximately $17,000,000 in annual sales.

        Subsequent to September 29, 2001 and prior to the issuance of these financial statements, the Company refinanced its general-purpose bank credit line. The outstanding balance under this facility was $23,000,000 at September 29, 2001. The new agreement provided for up to a $50,000,000 revolving credit facility repayable in three years, with the availability of repayments without penalty. The new agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.

        In December 2001, the Company borrowed $5,000,000 on its general-purpose bank credit line to pay off early its $5,000,000 7.25% redeemable economic development revenue bond payable December 2005.

    Results of Operations

        Net sales increased $8,955,000 or 13% for the three months ended December 29, 2001 compared to the three months ended December 30, 2000. Excluding sales resulting from the acquisition of Uptown Bakeries, sales increased approximately 9% compared to the year ago period.






                                         12

    SNACK FOODS

       Sales to food service customers increased $5,902,000 or   21% in
    the first quarter to $33,879,000. Excluding sales from acquisitions, food service sales increased approximately 13% from last year. Soft pretzel sales increased $1,465,000 or 10% from last year to $15,670,000 in this year's quarter due to sales of recently introduced PRETZEL FILLERS. Excluding sales from the Uptown acquisition, soft pretzel sales would have been up approximately 8% from a year ago. Italian ice and frozen juice treat and dessert sales increased 18% to $5,046,000 in the three months due to increased sales to school food service customers. Churro sales to food service customers increased 1% to $2,852,000 in the quarter. Cookie sales increased 40% to $5,194,000 from $3,704,000 last year due to increased distribution.

        Sales of products to retail supermarkets decreased
    $90,000 or 1% in the first quarter. Soft pretzel sales for the first quarter were down 2% to $6,629,000. Sales of our flagship SUPERPRETZEL brand soft pretzels decreased 2% in the first quarter. Sales of frozen juices and ices increased $87,000 or 2% to $3,943,000 in the quarter.

        Bakery sales decreased $209,000 or 3% to $7,246,000 in the first quarter due to decreased unit sales to one customer. Sales of our Bavarian Pretzel Bakery decreased $551,000 or 14% to $3,413,000 in the quarter from last year due to decreased mall traffic and the closing of unprofitable stores.

        All of the snack foods sales' increase and decreases were primarily due to changes in unit volume.

    FROZEN BEVERAGES

        Frozen beverage and related product sales increased
    $3,903,000 or 19% to $23,980,000 in the first quarter. Beverage sales alone increased 4% to $17,918,000 and gross profit on beverage sales increased 6%. Service and lease revenue increased $833,000 or 33% from the first quarter of fiscal year 2001 and equipment sales increased from $678,000 last year to $2,894,000 this year.

    CONSOLIDATED

        Gross profit as a percentage of sales decreased to 46% in this year's first quarter from 49% last year. The decrease in gross profit percentage is due to the inclusion of Uptown Bakeries, which has a low gross profit percentage

                                         13
    relative to the balance of the Company's business, for an entire quarter and the increase in low margin Frozen Beverage equipment sales.

        Total operating expenses increased $712,000 in the first quarter but as a percentage of sales decreased to 45% from 49% in last year's same quarter. Marketing expenses decreased to 32% of sales from 35% in last year's quarter due to the inclusion of Uptown Bakeries, which had no significant marketing expenses, the increase in Frozen Beverage equipment sales and lower spending as a percent of sales in our food service and retail supermarket businesses. Distribution expenses decreased to 8% of sales this year from 9% last year due to the inclusion of Uptown Bakeries, which has no distribution costs, for the full quarter, Frozen Beverage equipment sales and lower fuel costs. Administrative expenses as a percent of sales remained at 4% compared to last year. Amortization of goodwill ceased as a result of the adoption of SFAS 142 this year.

        Operating income of $1,501,000 in this year's first quarter compared to an operating loss of $438,000 in last year's quarter.

        Interest expense decreased $504,000 from last year's quarter to $282,000 this year due to decreased debt and lower interest rates.

        The effective income tax rate has been estimated at 35% this year compared to 37% in last year's quarter. The reduction is due to the impact of the adoption of SFAS 142 and other factors.

        Net earnings of $822,000 in this year's first quarter compared to a net loss of $693,000 in the year ago period.


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






                                         14

                             PART II.  OTHER INFORMATION



            Item 6. Exhibits and Reports on Form 8-K

                 a) Exhibits - None

                 b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended December 29, 2001.









































                                       15




                                     SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J & J SNACK FOODS CORP.



            Dated:  January 23, 2002    /s/ Gerald B. Shreiber
                                        Gerald B. Shreiber
                                        President



            Dated:  January 23, 2002    /s/ Dennis G. Moore
                                        Dennis G. Moore
                                        Senior Vice President and
                                        Chief Financial Officer


























                                         16