Form 10-Q
period 2002-03-30
J&J SNACK FOODS CORP
filed 2002-04-24
CIK 785956

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

                             (Mark One)

    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the period ended March 30, 2002

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

             X    Yes                           No

    As of April 20, 2002, there were 8,804,528 shares of the Registrant's Common Stock outstanding.






                                INDEX




                                                          Page
                                                         Number

    Part I.   Financial Information

      Item l. Consolidated Financial Statements

        Consolidated Balance Sheets - March 30, 2002
         (unaudited) and September 29, 2001                3

        Consolidated Statements of Earnings - Three
         Months and Six Months Ended March 30, 2002
         and March 31, 2001 (unaudited)                    5

        Consolidated Statements of Cash Flows - Six
         Months Ended March 30, 2002 and March 31,
         2001 (unaudited)                                  6

         Notes to the Consolidated Financial Statements    7

      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                16

      Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                         19

    Part II.  Other Information

      Item 4. Submission of Matters to a Vote of
               Security Holders                           20

      Item 6. Exhibits and Reports on Form 8-K            20
















                  PART I. FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

              J & J SNACK FOODS CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)

    ASSETS
                                  March 30,     September 29,
                                      20022001
                                  (Unaudited)
    Current assets
     Cash and cash equivalents     $  7,713       $  7,437
     Accounts receivable             35,769         37,018
     Inventories                     24,932         21,749
     Prepaid expenses and other       1,598          1,197
                                     70,012         67,401
    Property, plant and equipment,
      at cost
      Land                              756            756
      Buildings                       5,456          5,456
      Plant machinery and
       equipment                     84,822         85,312
      Marketing equipment           166,301        164,381
      Transportation equipment          848            796
      Office equipment                6,465          7,420
      Improvements                   15,203         15,182
      Construction in progress          866            120
       280,717                      279,423
       Less accumulated deprecia-
        tion and amortization       184,370        174,667

                                     96,347        104,756

    Other assets
      Goodwill, less accumulated
        amortization                 45,850         45,850
      Other intangible assets,
        less accumulated
        amortization                  1,695          1,848
      Long term investment
         securities held to
        maturity                        910          1,515
      Sundry                          2,972          3,111
                                     51,427         52,324
                                   $217,786       $224,481

    See accompanying notes to the consolidated financial statements.

                                  3
              J & J SNACK FOODS CORP. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS - Continued
                           (in thousands)



      LIABILITIES AND               March 30,    September 29,
    STOCKHOLDERS' EQUITY             2002            2001


    Current liabilities
      Current maturities of
        long-term debt            $    112       $    115
      Accounts payable              24,764         24,515
      Accrued liabilities           11,896         16,047

                                    36,772         40,677

    Long-term debt, less
      current maturities            20,302         28,368
    Deferred income taxes            9,228          9,228
    Other long-term liabilities        145             65
                                    29,675         37,661

    Stockholders' equity
    Capital stock
      Preferred, $1 par value;
      authorized, 5,000,000
      shares; none issued                -              -
    Common, no par value;
      authorized 25,000
      shares; issued and
      outstanding, 8,654
      and 8,636, respectively       31,350         29,421
    Accumulated other comprehen-
      sive loss                     (1,532)        (1,641)
    Retained earnings              121,521        118,363

                                   151,339        146,143
                                  $217,786       $224,481


    See accompanying notes to the consolidated financial statements.








                                  4
              J & J SNACK FOODS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)
              (in thousands, except per share amounts)

                        Three months ended  Six months ended
                       March 30, March 31, March 30, March 31,
                         2002      2001      2002      2001

    Net Sales            $84,066   $76,807 $163,091  $146,877

    Cost of goods sold    52,556    49,498  105,309    95,120
      Gross profit        31,510    27,309   57,782    51,757

    Operating expenses
      Marketing           18,099    16,010   33,524    31,124
      Distribution         6,163     6,130   12,093    12,116
      Administrative       3,513     3,247    6,929     6,380
      Amortization of
       goodwill               -        654        -     1,307
      Other general
       (income) expense       93      (122)     114      (145)
                          27,868    25,919   52,660    50,782

    Operating income       3,642     1,390    5,122       975

    Other income (deductions)
      Investment income       76        90      142       171
      Interest expense      (124)     (918)    (406)   (1,704)
      Other                    -        20        -        40

      Earnings (loss) before
       income taxes        3,594       582    4,858      (518)

    Income tax expense
      (benefit)            1,258       215    1,700      (192)

      NET EARNINGS(LOSS) $ 2,336   $   367 $  3,158  $   (326)

    Earnings (loss) per
      diluted share         $.25      $.04     $.35     $(.04)

    Weighted average number
      of diluted shares    9,254     8,631    9,119     8,425
    Earnings (loss) per
     basic share            $.27      $.04     $.36     $(.04)

    Weighted average number
      of basic shares      8,705     8,431    8,675     8,425

    See accompanying notes to the consolidated financial statements
                                  5
              J & J SNACK FOODS CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited) (in thousands)
                                         Six months ended
                                       March 30,   March 31,
                                         2002        2001
    Operating activities:
      Net earnings (loss)               $ 3,158     $  (326)
    Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating activities:
      Depreciation and amortization
       of fixed assets                   15,468       14,907
      Amortization of goodwill,
       intangibles and deferred costs       381        1,637
      Other adjustments                     240           20
      Changes in assets and liabilities,
       net of effects from purchase of
       companies
        Decrease in accounts receivable   1,077        4,203
        Increase in inventories          (3,097)      (6,685)
        Increase in prepaid expenses       (401)        (580)
        Decrease in accounts payable
         and accrued liabilities         (3,496)      (1,050)
      Net cash provided by operating
       activities                        13,330       12,126
    Investing activities:
     Purchase of property, plant
      and equipment                      (7,244)      (6,594)
     Payments for purchases of
      companies, net of cash
      acquired and debt assumed               -      (11,330)
     Proceeds from investments
      held to maturity                      605           70
     Other                                   52          (16)
     Net cash used in investing
      activities                         (6,587)     (17,870)
    Financing activities:
     Proceeds from issuance of stock      1,602          367
     Proceeds from borrowings            24,000       13,000
     Payments to repurchase common stock      -       (1,400)
     Payments of long-term debt         (32,069)      (4,044)
      Net cash (used in) provided by
       financing activities              (6,467)       7,923
      Net increase in cash and
       cash equivalents                     276        2,179
    Cash and cash equivalents at
     beginning of period                  7,437        1,379
    Cash and cash equivalents at
     end of period                      $ 7,713     $  3,558

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

            The results of operations for the three months and six months ended March 30, 2002 and March 31, 2001 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

            While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

     Note 2 The Company recognizes revenue from snack food and frozen beverage products at the time the products are shipped to third parties. When the Company performs services under its service contracts for frozen beverage dispenser machines, revenue is recognized upon the completion of the services on specified machines.

     Note 3 Depreciation of equipment and buildings is provided for by the straight-line method over the assets' estimated useful lives.

     Note 4 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:





                                  7

                            Three Months Ended March 30, 2002
                            Income       Shares    Per Share
                          (Numerator)  (Denominator)  Amount
                       (in thousands, except per share amounts)


    Basic EPS
    Net Earnings available
     to common stockholders   $2,336     8,705       $.27

    Effect of Dilutive Securities
    Options                        -       549       (.02)

    Diluted EPS
    Net Earnings available to
     common stockholders plus
     assumed conversions      $2,336     9,254       $.25


                            Six Months Ended March 30, 2002
                            Income       Shares    Per Share
                          (Numerator) (Denominator)   Amount
                       (in thousands, except per share amounts)

    Basic EPS
    Net Earnings available
     to common stockholders   $3,158     8,675       $.36

    Effect of Dilutive Securities
    Options                        -       444       (.01)

    Diluted EPS
    Net Earnings available to
     common stockholders plus
     assumed conversions      $3,158     9,119       $.35















                                  8
                           Three Months Ended March 31, 2001
                            Income       Shares    Per Share
                          (Numerator) (Denominator)   Amount
                       (in thousands, except per share amounts)

    Basic EPS
    Net Earnings available
     to common stockholders   $   367     8,431      $.04

    Effect of Dilutive Securities
    Options                         -       200         -

    Diluted EPS
    Net Loss available to
     common stockholders plus
      assumed conversions     $   367     8,631      $.04


                            Six Months Ended March 31, 2001
                            Income       Shares    Per Share
                          (Numerator) (Denominator)   Amount
                       (in thousands, except per share amounts)

    Basic EPS
    Net Loss available
     to common stockholders   $  (326)   8,425       $(.04)

    Effect of Dilutive Securities
    Options*                        -        -           -

    Diluted EPS
    Net Income available to
     common stockholders plus
     assumed conversions      $ ( 326)   8,425       $(.04)

    *No effect was given to the options as inclusion would be anti-dilutive.

    Note 5 Inventories consist of the following:

                                       March 30,  September 29,
                                         2002        2001
                                           (in thousands)

           Finished goods                $13,341      $ 9,965
           Raw materials                   2,561        2,509
           Packaging materials             2,854        3,146
           Equipment parts & other         6,176        6,129
                                         $24,932      $21,749

                                  9


     Note 6 Using the guidelines set forth in SFAS No. 131, the Company has three reportable segments: Snack Foods, Restaurant Group and Frozen Beverages. These segments are described below. The segments are managed as strategic business units due in part, but not limited to, their distinct production processes and capital requirements.

            Snack Foods

            The primary products sold to the snack foods group are soft pretzels, frozen juice treats and desserts, churros and bakery products. The Company's customers in the snack foods group include snack bars and food stands in chain, department and discount stores, retail supermarkets, malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the snack foods group, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale and at home.

            Restaurant Group

            The Company sells direct to the public through its restaurant group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

            Frozen Beverages

            The Company markets frozen beverages to the foodservice industry primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada.

            The Company evaluates each segment's performance based on operating income, excluding corporate and other unallocated expenses. Information regarding the operations in these reportable segments is as follows:










                                 10

                       Three Months Ended   Six Months Ended
                       March 30, March 31, March 30, March 31,
                         2002      2001      2002      2001
                                  (in thousands)

    Sales to External Customers:
      Snack Foods       $ 58,976  $ 53,967  $110,608  $ 99,996
      Restaurant Group     2,527     2,817     5,940     6,781
      Frozen Beverages    22,563    20,023    46,543    40,100
                        $ 84,066  $ 76,807  $163,091  $146,877
    Depreciation and Amortization (1):
      Snack Foods       $  3,407  $  3,500  $  6,883  $  6,902
      Restaurant Group       167       210       360       431
      Frozen Beverages     4,316     3,933     8,606     7,904
                        $  7,890  $  7,643  $ 15,849  $ 15,237

    Operating Income(loss):
      Snack Foods       $  5,734  $  4,390  $  8,217  $  5,982
      Restaurant Group      (553)     (468)     (482)     (187)
      Frozen Beverages    (1,539)   (1,879)   (2,613)   (3,513)
                        $  3,642  $  2,043  $  5,122  $  2,282

    Capital Expenditures:
      Snack Foods       $  1,639  $    983  $  3,132  $  2,631
      Restaurant Group        63       146        65       229
      Frozen Beverages     1,569     2,174     4,047     3,734
                        $  3,271  $  3,303  $  7,244  $  6,594

    Assets:
      Snack Foods       $125,846  $129,247  $125,846  $129,247
      Restaurant Group     3,143     4,898     3,143     4,898
      Frozen Beverages    88,797    92,433    88,797    92,433
                        $217,786  $226,578  $217,786  $226,578


    (1) 2001 depreciation and amortization excludes amortization expense associated with goodwill.

       The following represents segment information for the three fiscal years ending September 29, 2001 which includes our new reportable segment, Restaurant Group:










                                 11
                                 Fiscal Year Ended
                           September  September September
                           29, 2001   30, 2000  25, 1999

    Sales to External Customers:
      Snack Foods          $233,810   $201,497  $182,095
      Restaurant Group       12,043     12,822    12,649
      Frozen Beverages      105,843    104,171    91,749
                           $351,696   $318,490  $286,493

    Depreciation and Amortization:
      Snack Foods          $ 15,242   $ 13,393  $ 12,208
      Restaurant Group          953        880       831
      Frozen Beverages       17,321     16,109    14,599
                           $ 33,516   $ 30,382  $ 27,638

    Operating Income (loss):
      Snack Foods          $ 15,463   $ 11,973  $ 15,914
      Restaurant Group       (1,549)      (863)     (187)
      Frozen Beverages        7,255      6,996     9,444
                           $ 21,169   $ 18,106  $ 25,171

    Capital Expenditures:
      Snack Foods          $  6,673   $ 16,295  $ 11,880
      Restaurant Group          268      1,411       452
      Frozen Beverages       10,186     17,222    14,274
                           $ 17,127   $ 34,928  $ 26,606

    Assets:
      Snack Foods          $124,951   $112,248  $107,912
      Restaurant Group        4,032      4,996     4,359
      Frozen Beverages       95,498    102,795   101,409
                           $224,481   $220,039  $213,680

     Note 7 On September 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, the Company no longer amortizes goodwill, thereby eliminating an annual amortization charge of approximately $2,600,000.

            The Company's three reporting units, which are also reportable segments, are Snack Foods, Restaurant Group and Frozen Beverages. Each of the segments have goodwill and indefinite lived intangible assets.



                                 12
       The carrying amount of acquired intangible assets for the Snack Foods and Frozen Beverage segments as of March 30, 2002 are as follows:

                               Gross Carrying Accumulated
                                   Amount        Amortization
                                       (in thousands)

    Snack Foods

    Amortized intangible assets
      Licenses and rights         $2,066            $474

    Restaurant Group

    Amortized Intangible Assets
      Licenses and rights         $   20            $ 17

    Frozen Beverages

    Amortized intangible assets
      Licenses and rights         $  201            $101

         Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three and six months ended March 30, 2002. Additionally, the Company did not record any transition intangible asset impairment loss upon adoption of SFAS
    142. Aggregate amortization expense of intangible assets for the three months ended March 30, 2002 and March 31, 2001 was $77,000 and $36,000, respectively and for the six months ended March 30, 2002 and March 31, 2001 was $153,000 and $49,000, respectively.

         Estimated amortization expense for the next five fiscal years is approximately $300,000 in 2002, 2003 and 2004, $200,000 in 2005 and
    $150,000 in 2006.

    Goodwill

         The carrying amounts of goodwill for the Snack Foods, Restaurant Group and Frozen Beverage segments are as follows:

                               Snack Restaurant Frozen
                               Foods   Group    Beverages Total
                                       (in thousands)

    Balance at March 30, 2002 $14,241   $438    $31,171   $45,850


                                 13
         There were no changes in the carrying amount of goodwill for the three and six months ended March 30, 2002.

         The Company has completed documentation of its transitional goodwill impairment tests and has not recorded any transitional goodwill impairment loss as a result of its adoption of SFAS 142.

         Reported net income for the three and six months ended March 30, 2002 and March 31, 2001, exclusive of amortization expense that is related to goodwill that is no longer being amortized, would have been:

                                  For the Three  For the Six
                                  Months EndedMonths Ended
                                  March  March  March March
                                   30,    31,    30,   31,
                                  2002   2001   2002  2001

                                  ($000's except for earnings
                                       per share amounts)

    Reported net earnings (loss)   $2,336 $ 367 $3,158 $(326)
    Add back:Goodwill amortization      -   411      -   823
    Adjusted net earnings          $2,336 $ 778 $3,158 $ 497

    Basic earnings per share:
      Reported net earnings (loss) $  .27 $ .04 $  .36 $(.04)
      Goodwill amortization             -   .05      -   .10
      Adjusted net earnings        $  .27 $ .09 $  .36 $ .06

    Diluted earnings per share:
      Reported net earnings (loss) $  .25 $ .04 $  .35 $(.04)
      Goodwill amortization             -   .05      -   .10
      Adjusted net earnings        $  .25 $ .09 $  .35 $ .06


    Note 8 The following represents the unaudited quarterly financial information of the Company for the fiscal years ending September 29, 2001 and September 30, 2000, which have been adjusted for certain reclasses of expenses to cost of goods sold:











                                 14

                Fiscal Year Ended September 29, 2001

                                                   Net Earnings
                                          Net      (Loss) Per
                              Gross     Earnings   Diluted
                Net Sales     Profit    (Loss)     Share(1)
         (in thousands, except per share information)
     1st Quarter $ 70,070   $ 24,448   $  (693)  $(0.08)
     2nd Quarter   76,807     27,309       367     0.04
     3rd Quarter  100,970     39,701     5,778     0.65
     4th Quarter  103,849     40,623     6,424     0.72
    Total        $351,696   $132,081   $11,876   $ 1.33


                Fiscal Year Ended September 30, 2000

                                                   Net Earnings
                                          Net      (Loss) Per
                              Gross     Earnings   Diluted
                Net Sales     Profit    (Loss)     Share(1)
         (in thousands, except per share information)
     1st Quarter $ 65,506   $ 23,194   $   666   $ 0.07
     2nd Quarter   67,813     25,971       740     0.08
     3rd Quarter   88,888     37,291     5,010     0.56
     4th Quarter   96,283     38,611     3,552     0.41
    Total        $318,490   $125,067   $ 9,968   $ 1.12


    (1) Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.


















                                 15

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

         In the three months ended March 30, 2002 and March 31, 2001, fluctuations in the valuation of the Mexican peso caused increases of $38,000 and $32,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the six month periods, there was an increase of $109,000 in fiscal year 2002 and a decrease of $6,000 in fiscal year 2001.

         In November 2000, the Company acquired the assets of Uptown Bakeries for cash. Uptown Bakeries, located in Bridgeport, NJ, is a fresh bakery products manufacturer with approximately $17,000,000 in annual sales.

         In December 2001, the Company refinanced its general-purpose bank
    credit line. The new agreement provides for a   $50,000,000 revolving
    credit facility repayable in three years, with the availability of repayments without penalty. The new agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. The outstanding balance under the new facility was $20,000,000 at March 30, 2002.

         In December 2001, the Company borrowed $5,000,000 on its general-purpose bank credit line to pay off early its $5,000,000 7.25% redeemable economic development revenue bond payable December 2005.

    Results of Operations

         Net sales increased $7,259,000 or 9% for the three months and $16,214,000 or 11% to $163,091,000 for the six months ended March 30, 2002 compared to the six months ended March 31, 2001. Excluding sales resulting from the acquisition of Uptown Bakeries, sales increased approximately 9% for the six month period compared to a year ago.



                                 16
    SNACK FOODS

         Sales to foodservice customers increased $3,376,000 or 9% in the second quarter to $42,703,000 and increased
    $9,069,000 or 12% for the six months. Excluding sales resulting from acquisitions, sales would have increased 9% for the six months. Soft pretzel sales to the foodservice market increased 7% to $17,248,000 in the second quarter and 8% to $32,918,000 in the six months due primarily to sales of recently introduced PRETZEL FILLERS. Excluding sales resulting from acquisitions, foodservice soft pretzel sales would have increased 7% in the six month period. Sales of bakery products increased $1,945,000 or 15% in the second quarter to $14,539,000 and increased $5,529,000 or 22% for the six months due to increased unit sales across our customer base and the acquisition of Uptown Bakeries. Italian Ice and frozen juice and ices sales increased 4% to $6,561,000 in the three months and 9% to $11,607,000 in the six months. Churro sales to
    foodservice customers increased   7% to $3,122,000 in the second quarter
    and 5% to $5,974,000 in the six months.

         Sales of products to retail supermarkets increased
    $1,633,000 or 11% to $16,273,000 in the second quarter and   6% to
    $26,780,000 in the first half. Soft pretzel sales for the second quarter were up 2% to $8,355,000 and were up less than 1% to $14,984,000 for the six months. Sales of our flagship SUPERPRETZEL brand soft pretzels increased 3% in the second quarter and less than 1% for the six months. Sales of frozen juices and ices increased $1,437,000 or 23% to $7,735,000 in the second quarter and $1,524,000 or 15% to $11,678,000 in the first half primarily due to increased consumer demand.

         The increases in sales throughout the Snack Foods segment were primarily the result of changes in unit volume.

    THE RESTAURANT GROUP

         Sales of our Restaurant Group decreased 10% to $2,527,000 in the second quarter and 12% to $5,940,000 for the six month period. The sales decreases were caused primarily by decreased mall traffic and the closing of unprofitable stores.
    FROZEN BEVERAGES

         Frozen beverage and related product sales increased
    $2,540,000 or 13% to $22,563,000 in the second quarter and $6,443,000 or
    16% to $46,543,000 in the six month period. Beverage sales alone increased 6% to $17,191,000 in the second quarter and 5% to $35,109,000 in the six months.

                                 17
    Service revenue increased 82% to $3,781,000 in the second quarter and 70% to $6,272,000 for the six months.

    CONSOLIDATED

         Gross profit as a percentage of sales increased to 37% in the current year's three month period from 36% last year and was 35% in both years' six months periods.

         Total operating expenses increased $1,949,000 in the second quarter and as a percentage of sales decreased about 1/2 of 1 percent to 33% from 34% in last year's same quarter. For the first half, operating expenses increased $1,878,000 and as a percentage of sales decreased to 32% from 35% in the year ago period. Marketing expenses increased about 1/2 of 1 percent of sales to 22% in the second quarter and for the six month period, marketing expenses were 21% of sales in both years. Distribution expenses decreased to 7% of sales in this year's second quarter and six months from 8% last year. The drop in distribution expense percentage was caused by lower fuel costs and Uptown Bakeries which has little distribution expense. Administrative expenses as a percent of sales were at 4% for all periods reported.

         Operating income increased $2,252,000 or 162% to $3,642,000 in the second quarter and $4,147,000 or 425% to $5,122,000 in the first half.

         For the three and six months, interest expense decreased $794,000 and $1,298,000, respectively, due to decreased debt and lower interest rates.

         The effective income tax rate has been estimated at 35% for this years' periods and 37% for 2001 periods.

         Net earnings increased $1,969,000 or 537% in the current three month period to $2,336,000 and increased to $3,158,000 in the six months this year compared to a net loss of $326,000 last year.














                                 18


    Item 3. Quantitative and Qualitative Disclosures About Market Risk There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2000 annual report on Form 10-K filed with the SEC.









































                                 19

                     PART II.  OTHER INFORMATION



    Item 4. Submission of Matters to a Vote of Security Holders

         The results of voting at the Annual Meeting of Shareholders held on February 5, 2002 is as follows:

                                                Absentees
                         Votes Cast          and Broker
                        For   Against Withheld  Non Votes

    Election of
    Dennis G. Moore
    as Director     6,976,951   -     386,012        -

         The Company had 8,650,458 shares outstanding on December 3, 2001 the record date.


    Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits - None

         b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended March 30, 2002.
























                                 20




                             SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                J & J SNACK FOODS CORP.



    Dated:  April 24, 2002      /s/ Gerald B. Shreiber
                                Gerald B. Shreiber
                                President



    Dated:  April 24, 2002      /s/ Dennis G. Moore
                                Dennis G. Moore
                                Senior Vice President and
                                Chief Financial Officer