Form 10-Q
period 2002-06-29
J&J SNACK FOODS CORP
filed 2002-07-25
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended June 29, 2002

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

                X    Yes                           No

       As of July 19, 2002, there were 8,873,270 shares of the Registrant's Common Stock outstanding.






                                   INDEX




                                                             Page
                                                            Number


       Part I.   Financial Information

         Item l. Consolidated Financial Statements

                Consolidated Balance Sheets - June 29, 2002
            (unaudited) and September 29, 2001                  3

           Consolidated Statements of Earnings - Three
            Months and Nine Months Ended June 29, 2002
            and June 30, 2001 (unaudited)                       5

           Consolidated Statements of Cash Flows  - Three
            Months and Nine Months Ended June 29, 2002
            and June 30, 2001 (unaudited)                       6

            Notes to the Consolidated Financial Statements      7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                  14

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                           17

       Part II.  Other Information

         Item 6. Exhibits and Reports on Form 8-K              18



















                   PART I. FINANCIAL INFORMATION

       Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

       ASSETS
                                     June 29,      September 29,
                                       2002             2001
                                     (Unaudited)
       Current assets
        Cash and cash equivalents    $  5,427       $  7,437
        Accounts receivable            40,930         37,018
        Inventories                    24,644         21,749
        Prepaid expenses and other      1,630          1,197
                                       72,631         67,401
       Property, plant and equipment,
         at cost
              Land                        756            756
         Buildings                      5,456          5,456
         Plant machinery and
          equipment                    85,230         85,312
         Marketing equipment          168,760        164,381
         Transportation equipment         831            796
         Office equipment               6,590          7,420
         Improvements                  15,255         15,182
         Construction in progress       2,296            120
                                      285,174        279,423
          Less accumulated deprecia-
           tion and amortization      190,259        174,667

                                       94,915        104,756

       Other assets
         Goodwill, less accumulated
           amortization                45,850         45,850
         Other intangible assets,
           less accumulated
           amortization                 1,617          1,848
         Long term investment
            securities held to
           maturity                       785          1,515
         Sundry                         2,804          3,111
                                       51,056         52,324
                                     $218,602       $224,481

       See accompanying notes to the consolidated financial statements.

                                     3
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS - Continued
                              (in thousands)



         LIABILITIES AND               June 29,     September 29,
       STOCKHOLDERS' EQUITY             2002            2001


       Current liabilities
         Current maturities of
           long-term debt            $    112       $    115
         Accounts payable              28,170         24,515
         Accrued liabilities           14,997         16,047

                                       43,279         40,677

       Long-term debt, less
         current maturities             6,302         28,368
       Deferred income taxes            9,228          9,228
       Other long-term liabilities        160             65
                                       15,690         37,661

       Stockholders' equity
       Capital stock
         Preferred, $1 par value;
         authorized, 5,000,000
         shares; none issued               -               -
       Common, no par value;
         authorized 25,000
         shares; issued and
              outstanding, 8,868
         and 8,636, respectively       32,361         29,421
       Accumulated other comprehen-
         sive loss                     (1,767)        (1,641)
       Retained earnings              129,039        118,363

                                      159,633        146,143
                                     $218,602       $224,481


       See accompanying notes to the consolidated financial statements.








                                     4
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (in thousands, except per share amounts)

                          Three months ended  Nine months ended
                          June 29,  June 30,  June 29,  June 30,
                            2002      2001      2002      2001

       Net Sales          $109,561  $100,970  $272,652  $247,847

       Cost of goods sold   64,198    61,269   169,507   156,389
         Gross profit       45,363    39,701   103,145    91,458

       Operating expenses
         Marketing          23,416    19,723    56,940    50,847
         Distribution        6,980     6,624    19,073    18,740
         Administrative      3,353     3,109    10,282     9,489
         Amortization of
          goodwill               -       653         -     1,960
         Other general
          (income)expense        9       (75)      123      (220)
                            33,758    30,034    86,418    80,816

       Operating income     11,605     9,667    16,727    10,642

       Other income (deductions)
         Investment income       42        84      184       255
         Interest expense      (80)     (749)     (486)   (2,453)
         Other                   -       170         -       210

         Earnings before
          income taxes      11,567     9,172    16,425     8,654

       Income taxes           4,049     3,394    5,749     3,202

         NET EARNINGS      $  7,518   $ 5,778 $ 10,676  $  5,452

       Earnings per
         diluted share         $.80      $.65    $1.16     $ .63

       Weighted average number
         of diluted shares    9,401     8,891    9,213  $  8,700

       Earnings per
        basic share            $.85      $.68    $1.22     $ .64

       Weighted average number
         of basic shares      8,840     8,540    8,730     8,463

       See accompanying notes to the consolidated financial statements
                                     5
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited) (in thousands)
                                            Nine months ended
                                           June 29,    June 30,
                                            2002        2001
       Operating activities:
         Net earnings                      $10,676     $ 5,452
       Adjustments to reconcile net
        earnings to net cash provided
        by operating activities:
         Depreciation and amortization
          of fixed assets                   23,086      22,499
         Amortization of goodwill,
          intangibles and deferred costs       558       2,512
         Other adjustments                     250         126
         Changes in assets and liabilities,
          net of effects from purchase of
          companies
           Increase in accounts receivable  (4,058)     (4,474)
           Increase in inventories          (2,738)     (4,014)
           Increase in prepaid expenses       (433)       (614)
           Increase in accounts payable
            and accrued liabilities          3,027       7,100
         Net cash provided by operating
          activities                        30,368      28,587
       Investing activities:
        Purchase of property, plant
         and equipment                     (13,724)    (12,875)
        Payments for purchases of
         companies, net of cash
         acquired and debt assumed               -     (11,330)
        Proceeds from investments
         held to maturity                      730          70
        Other                                   71        (385)
        Net cash used in investing
         activities                        (12,923)    (24,520)
       Financing activities:
        Proceeds from issuance of stock      2,614       1,769
        Proceeds from borrowings            24,000      13,000
        Payments to repurchase common stock      -      (1,400)
        Payments of long-term debt          (46,069)   (13,055)
         Net cash (used in) provided by
          financing activities             (19,455)        314
         Net (decrease)increase in cash
          and cash equivalents              (2,010)      4,381
       Cash and cash equivalents at
        beginning of period                  7,437       1,379
       Cash and cash equivalents at
        end of period                      $ 5,427     $ 5,760

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

               The results of operations for the three months and nine months ended June 29, 2002 and June 30, 2001 are not necessarily indicative of results for the full year. Sales of the Company's retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of the Company's frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

       Note 4 The Company's calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:




                                     7
                               Three Months Ended June 29, 2002
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)


       Basic EPS
       Net Earnings available
        to common stockholders   $ 7,518     8,840      $.85

       Effect of Dilutive Securities
       Options                         -       561      (.05)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $ 7,518     9,401      $.80


                                    Nine Months Ended June 29, 2002
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $10,676    8,730       $1.22

       Effect of Dilutive Securities
       Options                         -      483        (.06)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $10,676    9,213       $1.16
















                                     8
                                    Three Months Ended June 30, 2001
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $5,778      8,540      $.68

       Effect of Dilutive Securities
       Options                        -        351      (.03)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $5,778      8,891      $.65


                               Nine Months Ended June 30, 2001
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $5,452     8,463       $.64

       Effect of Dilutive Securities
       Options                        -       237       (.01)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $5,452     8,700       $.63


       Note 5 Inventories consist of the following:

                                           June 29,  September 29,
                                            2002        2001
                                              (in thousands)

              Finished goods                $12,170      $ 9,965
              Raw materials                   2,926        2,509
              Packaging materials             3,333        3,146
              Equipment parts & other         6,215        6,129
                                            $24,644      $21,749




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

               The Company evaluates each segment's performance based on operating income, excluding corporate and other unallocated expenses. Information regarding the operations in these reportable segments is as follows:








                                    10

                          Three Months Ended   Nine Months Ended
                          June 29,  June 30,   June 29,  June 30,
                            2002      2001       2002      2001
                                     (in thousands)

       Sales to External Customers:
         Snack Foods       $ 72,402  $ 66,492  $183,010  $166,488
         Restaurant Group     2,379     2,686     8,319     9,467
         Frozen Beverages    34,780    31,792    81,323    71,892
                           $109,561  $100,970  $272,652  $247,847

       Depreciation and Amortization(1):
         Snack Foods       $  3,310  $  3,454  $ 10,193  $ 10,356
         Restaurant Group       166       225       526       656
         Frozen Beverages     4,319     4,134    12,925    12,038
                           $  7,795  $  7,813  $ 23,644  $ 23,050

       Operating Income (loss):
         Snack Foods       $  5,747  $  5,195  $ 13,964  $ 11,177
         Restaurant Group      (353)     (494)     (835)     (681)
         Frozen Beverages     6,211     5,619     3,598     2,106
                           $ 11,605  $ 10,320  $ 16,727  $ 12,602

       Capital Expenditures:
         Snack Foods       $  4,656  $  2,497  $  7,788  $  5,128
         Restaurant Group        50        35       115       264
         Frozen Beverages     1,774     3,749     5,821     7,483
                           $  6,480  $  6,281  $ 13,724  $ 12,875

       Assets:
         Snack Foods       $124,603  $130,478  $124,603  $130,478
         Restaurant Group     2,904     4,558     2,904     4,558
         Frozen Beverages    91,095    97,950    91,095    97,950
                           $218,602  $232,986  $218,602  $232,986


       (1) 2001 depreciation and amortization excludes amortization expense associated with goodwill.

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




                                  11
               The Company's three reporting units, which are also reportable segments, are Snack Foods, Restaurant Group and Frozen Beverages. Each of the segments have goodwill and indefinite lived intangible assets.

          The carrying amount of acquired intangible assets for the Snack Foods and Frozen Beverage segments as of June 29, 2002 are as follows:

                                  Gross Carrying Accumulated
                                      Amount        Amortization
                                          (in thousands)

       Snack Foods

       Amortized intangible assets
         Licenses and rights         $2,066            $547

       Restaurant Group

       Amortized Intangible Assets
         Licenses and rights         $   20            $ 18

       Frozen Beverages

       Amortized intangible assets
         Licenses and rights         $  201            $105

            Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three and nine months ended June 29, 2002. Additionally, the Company did not record any transition intangible asset impairment loss upon adoption of SFAS
       142. Aggregate amortization expense of intangible assets for the three months ended June 29, 2002 and June 30, 2001 was $78,000 and $109,000,
       respectively and for the nine months ended June 29, 2002 and June 30, 2001 was $231,000 and $158,000, respectively.

            Estimated amortization expense for the next five fiscal years is approximately $300,000 in 2002, 2003 and 2004, $200,000 in 2005 and
       $150,000 in 2006.

       Goodwill

            The carrying amounts of goodwill for the Snack Foods, Restaurant Group and Frozen Beverage segments are as follows:


                                    12
                                  Snack Restaurant Frozen
                                  Foods   Group    Beverages Total
                                          (in thousands)

       Balance at June 29, 2002  $14,241  $438     $31,171   $45,850

            There were no changes in the carrying amount of goodwill for the three and nine months ended June 29, 2002.

            The Company has completed documentation of its transitional goodwill impairment tests and has not recorded any transitional goodwill impairment loss as a result of its adoption of SFAS 142.

            Reported net income for the three and nine months ended June 29, 2002 and June 30, 2001, exclusive of amortization expense that is related to goodwill that is no longer being amortized, would have been:

                                     For the Three  For the Nine
                                     Months EndedMonths Ended
                                     June   June   June   June
                                      29,    30,    29,    30,
                                     2002   2001   2002   2001

                                     ($000's except for earnings
                                          per share amounts)

       Reported net earnings         $7,518 $5,778 $10,676 $5,452
       Add back:Goodwill amortization     -    412     -    1,235
       Adjusted net earnings         $7,518 $6,190 $10,676 $6,687

       Basic earnings per share:
         Reported net earnings       $  .85 $  .68 $  1.22 $  .64
         Goodwill amortization            -    .04       -    .15
         Adjusted net earnings       $  .85 $  .72 $  1.22 $  .79

       Diluted earnings per share:
         Reported net earnings       $  .80 $  .65 $  1.16 $  .63
         Goodwill amortization            -    .05       -    .14
         Adjusted net earnings       $  .80 $  .70 $  1.16 $  .77












                                    13

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

            In the three months ended June 29, 2002 and June 30, 2001, fluctuations in the valuation of the Mexican peso caused a decrease of $235,000 and an increase of $86,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the nine month periods, there was a decrease of $126,000 in fiscal year 2002 and an increase of $80,000 in fiscal year 2001.

            In November 2000, the Company acquired the assets of Uptown Bakeries for cash. Uptown Bakeries, located in Bridgeport, NJ, is a fresh bakery products manufacturer with approximately $17,000,000 in annual sales.

            In December 2001, the Company refinanced its general-purpose bank credit line. The new agreement provides for a $50,000,000 revolving credit facility repayable in three years, with the availability of repayments without penalty. The new agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. The outstanding balance under the new facility was $6,000,000 at June 29, 2002.

            In December 2001, the Company borrowed $5,000,000 on its general-purpose bank credit line to pay off early its $5,000,000 7.25% redeemable economic development revenue bond payable December 2005.

       Results of Operations

            Net sales increased $8,591,000 or 9% for the three months and $24,805,000 or 10% to $272,652,000 for the nine months ended June 29, 2002 compared to the same periods ended June 30, 2001. Excluding sales resulting from the acquisition of Uptown Bakeries, sales increased approximately 9% for the nine month period compared to a year ago.



                                    14
       SNACK FOODS

            Sales to foodservice customers increased $3,328,000 or 7% in the third quarter to $51,074,000 and increased
       $12,397,000 or 10% for the nine months. Excluding sales resulting from acquisitions, sales would have increased 8% for the nine months. Soft pretzel sales to the foodservice market increased 13% to $16,516,000 in the third quarter and 10% to $49,434,000 in the nine months due primarily to increased sales of PRETZEL FILLERS and GOURMET TWISTS. Excluding sales resulting from acquisitions, foodservice soft pretzel sales would have increased 9% in the nine month period. Sales of bakery products increased $704,000 or 5% in the third quarter to $16,164,000 and increased $6,233,000 or 15% for the nine months due to increased unit sales across our customer base and the acquisition of Uptown Bakeries. Frozen juice bars and ices sales increased 5% to $13,087,000 in the three months and increased 7% to $24,694,000 in the nine month period. Churro sales to foodservice customers increased 9% to $3,346,000 in the third quarter and 6% to $9,320,000 in the nine months.

            Sales of products to retail supermarkets increased
       $2,582,000 or 14% to $21,328,000 in the third quarter and 9% to $48,108,000 in the nine months. Soft pretzel sales of $5,765,000 for the quarter and $20,749,000 for the nine months were essentially unchanged from the year ago periods. Sales of our flagship SUPERPRETZEL brand soft pretzels increased less than 1% for both periods. Sales of frozen juices and ices increased $2,562,000 or 19% to $15,853,000 in the third quarter and $4,086,000 or 17% to $27,531,000 in the nine months primarily due to new product introductions and increased consumer demand.

            The increases in sales throughout the SNACK FOODS segment were primarily the result of changes in unit volume.

       THE RESTAURANT GROUP

            Sales of our Restaurant Group decreased 11% to $2,379,000 in the third quarter and 12% to $8,319,000 for the nine month period. The sales decreases were caused primarily by decreased mall traffic and the closing of unprofitable stores.

       FROZEN BEVERAGES

            Frozen beverage and related product sales increased $2,988,000 or 9% to $34,780,000 in the third quarter and $9,431,000 or 13% to $81,323,000 in the nine months. Beverage sales alone decreased 1% to $27,497,000 in the

                                    15

       third quarter and increased 3% to $62,606,000 for the nine months. Service revenue increased 89% to $4,808,000 in the third quarter and 78% to $11,080,000 in the nine months.

       CONSOLIDATED

            Gross profit as a percentage of sales increased to 41% and 38% in the current year's three and nine month periods, respectively, from 39% and 37% in the corresponding periods last year primarily due to efficiencies resulting from higher volume.

            Total operating expenses increased $3,724,000 in the third quarter and as a percentage of sales increased to 31% from 30% in last year's same quarter. For the nine months, operating expenses increased $5,602,000 and as a percentage of sales decreased to 32% from 33% last year. Marketing expenses increased to 21% of sales in the third quarter from 20% last year and were 21% of sales in both years' nine month periods. The increase in marketing expenses as a percentage of sales was primarily caused by increased trade spending for sales of products to retail supermarkets. Distribution expenses decreased less than 1/4 of 1 percent of sales in the third quarter to 6% of sales and decreased about 1/2 of 1 percent of sales to 7% in the nine months. Administrative expenses as a percent of sales were 3% for the third quarter in both years and 4% for the nine months in both years.

            Operating income increased $1,938,000 or 20% to $11,605,000 in the third quarter and $6,085,000 or 57% to $16,727,000 in the nine months.

            For the three and nine months, interest expense decreased $669,000 and $1,967,000, respectively, due to reduced debt and lower levels of interest rates.

            The effective income tax rate has been estimated at 35% for this years' periods and 37% for 2001 periods.

            Net earnings increased $1,740,000 or 30% in the three month period to $7,518,000 and increased $5,224,000 or 96% in the nine months to $10,676,000.










                                    16
       Item 3. Quantitative and Qualitative Disclosures About Market Risk

               There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2001 annual report on Form 10-K filed with the SEC.











































                                    17

                        PART II.  OTHER INFORMATION



       Item 6. Exhibits and Reports on Form 8-K

            a) Exhibits - None

            b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended June 29, 2002.









































                                    18




                                SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J & J SNACK FOODS CORP.



       Dated:  July 24, 2002       /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



       Dated:  July 24, 2002       /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer


























                                    19