Form 10-K
period 2002-09-29
J&J SNACK FOODS CORP
filed 2002-12-18
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                           FORM 10-K
 (Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended September 28, 2002
                              OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from   to

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

                     Registrant's telephone number
                   including area code: (856-665-9533)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

      As of December 9, 2002, the latest practicable date, 8,904,680 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $244,563,300 based on the last price on that date of $37.50 per share, which is an average of bid and asked prices.

                DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant's 2002 Annual Report to Shareholders for the fiscal year ended September 28, 2002 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 6, 2003 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.
                      J & J SNACK FOODS CORP.
                   2002 FORM 10-K ANNUAL REPORT
                        TABLE OF CONTENTS

                            PART I
                                                          Page

 Item 1   Business . . . . . . . . . . . . . . . . . .      1

 Item 2   Properties . . . . . . . . . . . . . . . . .     10

 Item 3   Legal Proceedings. . . . . . . . . . . . . .     11

 Item 4   Submission Of Matters To A Vote Of Security
         Holders. . . . . . . . . . . . . . . . . . .      11

         Executive Officers Of The Registrant . . . .      12

                            PART II

 Item 5   Market For Registrant's Common Equity And
         Related Stockholder Matters. . . . . . . . .      13

 Item 6   Selected Financial Data. . . . . . . . . . .     13

 Item 7   Management's Discussion And Analysis Of Finan-
         cial Condition And Results Of Operations . .      13

 Item 7a  Quantitative And Qualitative Disclosures
         About Market Risk. . . . . . . . . . . . . .      14

 Item 8   Financial Statements And Supplementary Data.     15

 Item 9   Changes In And Disagreements With Accountants
         On Accounting And Financial Disclosure . . .      15

                            PART III

 Item 10  Directors And Executive Officers Of The
         Registrant . . . . . . . . . . . . . . . . .      16

 Item 11  Executive Compensation . . . . . . . . . . .     16

 Item 12  Security Ownership Of Certain Beneficial
         Owners And Management. . . . . . . . . . . .      16

 Item 13  Certain Relationships And Related Transactions   16

 Item 14  Controls and Procedures. . . . . . . . . . .     16

                            PART IV

 Item 15  Exhibits, Financial Statement Schedules And
         Reports On Form 8-K. . . . . . . . . . . . .      18
 Item 1.  Business

 General

      J & J Snack Foods Corp. (the ''Company'' or ''J & J'') manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI'S, ICEE and MINUTE MAID* brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake, popcorn and bakery products. The Company's principal frozen beverage product is ICEE brand frozen carbonated beverage.

      The Company's Food Service and Frozen Beverages sales are made primarily to food service customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company's retail supermarket customers are primarily supermarket chains. The Company's restaurant group sells direct to the public through its chains of specialty snack food retail outlets, BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, located primarily in the Mid-Atlantic States.

      The Company was incorporated in 1971 under the laws of the State of New Jersey.

      The Company operates in four business segments: Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. These segments are described below.

      The Chief Operating Decision Maker for Food Service, Retail Supermarkets and The Restaurant Group and the Chief Operating Decision Maker for Frozen Beverages monthly review and evaluate operating income and sales in order to assess performance and allocate resources to each individual segment. In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.


 *Minute Maid is a registered trademark of The Coca-Cola
  Company

                               1
 Food Service

      The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

 Retail Supermarkets

      The primary products sold to the retail supermarket industry are soft pretzel products - including SUPERPRETZEL - LUIGI's Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, ICEE Squeeze Up Tubes and TIO PEPE'S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

 The Restaurant Group
      We sell direct to the public through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

 Frozen Beverages

      We sell frozen beverages to the food service industry primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada.

 Products

 Soft Pretzels

      The Company's soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 28% of the Company's revenue in fiscals 2002 and 2001.

      The Company's soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling

                               2
 a participating school to obtain partial reimbursement of the cost of the Company's soft pretzels from the USDA.

      The Company's soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to ten ounces in weight, are shaped and formed by the Company's proprietary twister machines. These soft pretzel tying machines are automated, high speed machines for twisting dough into the traditional pretzel shape. Additionally, we make soft pretzels which are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

      The Company's principle marketing program in the Food Service segment includes supplying ovens, mobile merchandisers, display cases, warmers and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including combination warmer and display cases that reconstitute frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations and, as a result, customers are not required to make an investment in equipment.

 Frozen Juice Treats and Desserts

      The Company's frozen juice treats and desserts are marketed under the LUIGI'S, ICEE, MINUTE MAID, SHAPE-UPS, CHILL and MAMA TISH'S brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treat and dessert sales were 18% and 17% of the Company's revenue in fiscal years 2002 and 2001, respectively.

      The Company's SHAPE-UPS and MINUTE MAID frozen juice and fruit bars are manufactured from an apple juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two to three ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

      LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice and Sorbets are manufactured from water, sweeteners and


                               3
 fruit juice concentrates in various flavors and are packaged in plastic cups and in squeeze up tubes.

      ICEE Squeeze Tubes are designed to capture the carbonated frozen taste of a traditional ICEE drink. They are packaged in three and four ounce squeeze up tubes.

      MINUTE MAID soft frozen lemonade and fruit and cream swirl are packaged in squeeze up tubes and cups.

 Churros

      The Company's frozen churros are sold primarily under the TIO PEPE'S brand name. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 4% of the Company's sales in both fiscals 2002 and 2001, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

 Bakery Products

      The Company's bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY and PRETZEL COOKIE brane names, and under private labels. Bakery products include primarily cookies, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 18% of the Company's sales in fiscals 2002 and 2001.

 Frozen Beverages

      The Company markets frozen beverages primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are SMOOTHEE by ICEE, JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in the Food Service, The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 26% of revenue in fiscal 2002 and 28% of revenue in fiscal 2001.

      Under the Company's principle marketing program, it installs frozen beverage dispensers at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts

                               4
 with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999 the Company began providing installation and maintenance service only to a large quick service restaurant and others, which resulted in the increase of Customer Owned beverage dispensers beginning in 1999. The Company also provides managed service and sells equipment in its Frozen Beverages segment.

      Each new customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company at an approximate cost of $6,000 each.

      The Company provides managed service and/or products to approximately 37,000 Company owned and customer owned dispensers.

      The Company has the rights to market and distribute frozen beverages under the name ICEE to all the Continental United States, except for portions of eleven states.

 Other Products

      Other products sold by the Company include soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, popcorn sold under the AIRPOPT brand name and smaller amounts of various other food products. These products are sold in the Food Service, The Restaurant Group and Frozen Beverages segments.

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

      The Food Service, The Restaurant Group and the Frozen Beverages segments sell primarily to the food service

                               5
 industry. The Retail Supermarkets segment sells to the retail supermarket industry.


      The Company's customers in the food service industry include snack bars and food stands in chain, department and mass merchandising stores such as Kmart, Wal-Mart and Target; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and them parks such as Disneyland, Walt Disney World, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM and Wawa; movie theatres; warehouse club stores such as Sam's Club, Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Mrs. Fields. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Sodexho and Delaware North. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

      Sales to certain of our chain, department and mass merchandising customers decreased in 2002 and are expected to decline further in 2003 as a result of store closings and other factors affecting their operations.

      The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, ICEE Squeeze Up Tubes and TIO PEPE'S churros. Within the retail supermarket industry, the Company's frozen and prepackaged products are purchased by the consumer for consumption at home.

 Marketing and Distribution

      The Company has developed a national marketing program for its products. For Food Service and Frozen Beverages segments' customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer's requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company's ongoing advertising and promotional campaigns for its Retail Supermarket segment's products include trade shows, newspaper advertisements with coupons, in-store demonstrations, billboards and, periodically, television advertisements.

                               6
      The Company develops and introduces new products on a routine basis. The Company evaluates the success of new product introductions on the basis of sales levels, which are reviewed no less frequently than monthly by the Company's Chief Operating Decision Makers.

      The Company's products are sold through a network of about 150 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; and Solon, Ohio. Frozen beverages are distributed from 94 Company managed warehouse and distribution facilities located in 41 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

 Seasonality

      The Company's sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months and sales of the Company's retail stores are generally higher in the Company's first quarter during the holiday shopping season.

 Trademarks and Patents

      The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES and SOFTSTIX for its pretzels products; FROSTAR, SHAPE-UPS, MAZZONE'S, MAMA TISH'S and LUIGI'S for its frozen juice treats and desserts; TIO PEPE'S for its churros; ARCTIC BLAST for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE and CAMDEN CREEK for its bakery products. The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

      The Company markets frozen beverages under the trademark ICEE in all of the continental United States, except for portions of eleven states, and in Mexico and
 Canada. Additionally, the Company has the international rights to the trademark ICEE.



                               7
      The Company has numerous patents related to the manufacturing and marketing of its product.

 Supplies

      The Company's manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company's soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company's manufacturing equipment is readily available from various sources.
 Syrup for frozen beverages is purchased from The Coca-Cola Company, the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are manufactured internally and purchased from other sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc.

 Competition

      Snack food and bakery products markets are highly competitive.
 The Company's principal products compete against similar and different food products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than the Company. As the soft pretzel, frozen juice treat and dessert, bakery products and related markets grow, additional competitors and new competing products may enter the markets. Competitive factors in these markets include product quality, customer service, taste, price, identity and brand name awareness, method of distribution and sales promotions.

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




                               8
      The Company competes with large soft drink manufacturers for counter and floor space for its frozen beverage dispensing machines at retail locations and with products which are more widely known than the ICEE and ARCTIC BLAST frozen beverages.

      The Company competes with a number of other companies in the frozen juice treat and dessert and bakery products markets.

 Employees

      The Company has approximately 2,300 full and part time employees as of September 28, 2002. Certain production and distribution employees at the Pennsauken, New Jersey plant are covered by a collective bargaining agreement which expires in September 2005. The Company considers its employee relations to be good.



































                               9
 Item 2.  Properties

      The Company's primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company's corporate headquarters. This facility operates at approximately 80% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company also leases, through September 2011, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

      The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. Approximately 30% of the facility is leased to a third party. The remainder is used by the Company to manufacture some of its products including funnel cake, pretzels, churros and cookies.

      The Company's primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2017. The Company leases an additional 45,000 square feet of office and warehouse space, adjacent to its manufacturing facility, through November 2017. The manufacturing facility operates at approximately 60% of capacity.

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

      The Company leases a 29,635 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania.
 The lease runs through June 2017. The facility operates at approximately 70% of capacity.


                              10
      The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2004. The facility operates at less than 50% of capacity.

      The Company's fresh bakery products manufacturing facility offices are located in Bridgeport, New Jersey in two buildings totaling 94,320 square feet. The buildings are leased through December 2011. The manufacturing facility operates at approximately 50% of capacity.

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

 Item 4.  Submission Of Matters To A Vote Of Security Holders

      None.






















                              11
                EXECUTIVE OFFICERS OF THE REGISTRANT


      The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 6, 2003 or until their successors are duly elected.

      Name             Age          Position

 Gerald B. Shreiber     61   Chairman of the Board, President,
                             Chief Executive Officer and Director
 Dennis G. Moore        47   Senior Vice President, Chief
                             Financial Officer, Secretary,
                             Treasurer and Director
 Robert M. Radano       53   Senior Vice President, Sales,
                             Chief Operating Officer and
                             Director
 Dan Fachner            42   President of The ICEE Company
                             Subsidiary
 Michael Karaban        56   Senior Vice President, Marketing

      Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2005.

      Dennis G. Moore joined the Company in 1984. He served in various controllership functions prior to becoming the Chief Financial Officer in June 1992. His term as a director expires in 2007.

      Robert M. Radano joined the Company in 1972 and in May 1996 was named Chief Operating Officer of the Company. Prior to becoming Chief Operating Officer, he was Senior Vice President, Sales responsible for national food service sales of J & J. His term as a director expires in 2006.

      Dan Fachner has been an employee of ICEE-USA Corp., which was acquired by the Company in May 1987, since 1979 He was named Senior Vice President of The ICEE Company in April 1994 and became President in May 1997.

      Michael Karaban has been an employee of the Company in charge of its marketing department since 1992 and in February 2002 was elected Senior Vice President, Marketing.



                              12

                            PART II

 Item 5.  Market For Registrant's Common Equity And
           Related Stockholder Matters

      The Company's common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol JJSF. The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 28, 2002 and September 29, 2001.

                                            High       Low

 Fiscal 2001
   First quarter                          $18.50     $12.50
   Second quarter                          17.88      15.00
   Third quarter                           23.79      16.50
   Fourth quarter                          24.10      14.82

 Fiscal 2002
   First quarter                          $26.25     $18.10
   Second quarter                          40.40      23.22
   Third quarter                           45.15      32.42
   Fourth quarter                          44.97      34.85

      On December 9, 2002, there were 8,904,680 shares of common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

      The Company has never paid a cash dividend on its common stock and does not anticipate paying cash dividends in the foreseeable future.

 Item 6.  Selected Financial Data

      The information set forth under the caption ''Financial
 Highlights'' of the 2002 Annual Report to Shareholders is incorporated herein by reference.

 Item 7.  Management's Discussion And Analysis Of
           Financial Condition And Results Of Operations

      The information set forth under the caption ''Management's
 Discussion and Analysis of Financial Condition and Results of
 Operations'' of the 2002 Annual Report to Shareholders is incorporated herein by reference.



                              13
 Item 7a.  Quantitative And Qualitative Disclosures
         About Market Risk

      The following is the Company's quantitative and qualitative analysis of its financial market risk:

 Interest Rate Sensitivity

      The table below provides information about the Company's derivative financial instruments and other financial instruments as of September 28, 2002 that are sensitive to changes in interest rates. These instruments include interest rate swaps. At September 28, 2002, the Company had no long-term debt obligations. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. The notional amounts are used to calculate the contractual payments to be exchanged under the swap contract. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                  Expected Maturity Date
                                     (in thousands)
                                                    There         Fair
                        2003  2004  2005  2006 2007 after  Total  Value

 Interest Rate Swaps
  Receive variable/pay
     fixed             $2,000 $  -  $  -  $  - $  - $   -  $2,000 $   -
   Average pay rate     1.81%    -     -     -    -     -   1.81%
   Average receive rate 6.11%    -     -     -    -     -   6.11%

 Interest Rate Risk

    At September 28, 2002, the Company had no long-term debt obligations. Additionally, the interest rate swap described above expired on December 8, 2002.

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

 Foreign Exchange Rate Risk

    The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of

                              14


 September 28, 2002 because it does not believe its foreign exchange exposure is significant.

 Item 8.  Financial Statements And Supplementary Data

    The following consolidated financial statements of the Company set forth in the 2002 Annual Report to Shareholders are incorporated herein by reference:

    Consolidated Balance Sheets as of September 28, 2002 and
       September 29, 2001
    Consolidated Statements of Earnings for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000
    Consolidated Statement of Stockholders' Equity for the
       three fiscal years ended September 28, 2002
    Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000
    Notes to Consolidated Financial Statements
    Report of Independent Certified Public Accounts

 Item 9.  Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure

    None.


























                              15
                            PART III

 Item 10. Directors And Executive Officers Of The Registrant

    Information concerning directors, appearing under the captions ''Information Concerning Nominee For Election To Board'' and ''Information Concerning Continuing Directors And Executive Officers'' in the Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 6, 2003, is incorporated herein by reference. Information concerning the executive officers is included on page 11 following Item 4 in Part I hereof.

 Item 11. Executive Compensation

    Information concerning executive compensation appearing in the Company's Proxy Statement under the caption ''Management Remuneraton'' is incorporated herein by reference.

 Item 12. Security Ownership Of Certain Beneficial Owners And
            Management

    Information concerning the security ownership of certain beneficial owners and management appearing in the Company's Proxy Statement under the caption ''Principal Shareholders'' is incorporated herein by reference.
 Item 13. Certain Relationships And Related Transactions

    Not applicable.

 Item 14. Controls and Procedures

    (a) Evaluation of disclosure controls and procedures.

    The management of the Company, including the Chief Executive
 Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the ''Evaluation Date'') within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this annual report has been made known to them in a timely manner.

                              16

    (b) Changes in internal controls.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.












































                              17
                            PART IV

 Item 15. Exhibits, Financial Statement Schedules And
        Reports On Form 8-K

    (a) Financial Statements

       The following are incorporated by reference in Part II of this report:

    Report of Independent Certified Public Accounts Consolidated Balance Sheets as of September 28, 2002 and
       September 29, 2001
    Consolidated Statements of Earnings for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000
    Consolidated Statement of Stockholders' Equity for the
       three fiscal years ended September 28, 2002
    Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000
    Notes to Consolidated Financial Statements

    Financial Statement Schedule

       The following are included in Part IV of this
    report:
                                                    Page
       Report of Independent Certified Public
          Accounts on Schedule                        26
       Schedule:
         II.  Value and Qualifying Accounts           27

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

    3.2  Amended and Restated Bylaws adopted May 15, 1990.
         (Incorporated by reference from the Company's Form
         10-Q dated August 3, 1990.)

    4.3 Loan Agreement dated as of December 4, 2001 by and among J & J Snack Foods Corp. and Certain of its
         Subsidiaries and Citizens Bank of Pennsylvania, as
          Agent. (Incorporated by reference from the Company's Form 10-K dated December 21, 2001.)

                              18
    10.1 Proprietary Exclusive Manufacturing Agreement dated July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc. (Incorporated by reference from the Company's Form S-1 dated February 4, 1986, file no. 33-2296).

    10.2*  J & J Snack Foods Corp. Stock Option Plan.
          (Incorporated by reference from the Company's Form
          S-8 dated July 24, 1992, file no. 33-50036.)

    10.3*  J & J Snack Foods Corp. 401(k) Profit Sharing Plan, As
           Amended, Effective January 1, 1989.
          (Incorporated by reference from the Company's 10-K dated December 18, 1992.)

    10.4*  First, Second and Third Amendments to the J & J
          Snack Foods Corp. 401(k) Profit Sharing Plan.
          (Incorporated by reference from the Company's 10-K dated December 19, 1996.)

    10.6 Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company's manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference form the Company's Form 10-K dated December 17, 1991.)

    10.7  Lease dated August 29, 1995 between J & J Snack
           Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company's Form 10-K dated December 21, 1995.)

    10.8* J & J Snack Foods Corp. Employee Stock Purchase plan (Incorporated by reference from the Company's
          Form S-8 dated May 16, 1996).

    10.9*  Amendments to the J & J Snack Foods Corp. Stock
          Option Plan and the J & J Snack Foods Corp. Non-
          Statutory Stock Option Plan for Non-Employee
          Directors and Chief Executive Officer.
          (Incorporated by reference from the Company's
          Definitive Proxy Statement dated December 15,
          1999.)

    10.10  Certifications Pursuant to 18 U.S.C. Section 1350, As
           Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of
           2002.            (Pages 28-29.)

    10.11 Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey

                              19
          Associated Ltd. for the lease of the Vernon, CA facility.
          (Pages 30-34.)

    10.12* Fourth and Fifth Amendments to the J & J Snack Foods Corp.
           401(k) Profit Sharing Plan. (Pages 35-37.)

    13.1  Company's 2002 Annual Report to Shareholders
          (except for the captions and information thereof expressly incorporated by reference in this Form
          10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed ''filed'' as part of the Form 10-K.)
          (Page 38.)

    22.1  Subsidiaries of J & J Snack Foods Corp. (Page 70.).

    24.1  Consent of Independent Certified Public Accountants.(Page
           71.)

 *Compensatory Plan

 (b) Reports on Form 8-K

    No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.























                              20

                           SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          J & J SNACK FOODS CORP.



 December 18, 2002            By /s/ Gerald B. Shreiber
                                 Gerald B. Shreiber,
                                 Chairman of the Board,
                                 President, Chief Executive
                                 Officer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 December 18, 2002              /s/ Robert M. Radano
                                Robert M. Radano, Senior Vice
                                President, Sales, Chief
                                Operating Officer and Director


 December 18, 2002              /s/ Dennis G. Moore
                                Dennis G. Moore, Senior Vice
                                President, Chief Financial
                                Officer and Director


 December 18, 2002              /s/ Stephen N. Frankel
                                Stephen N. Frankel, Director


 December 18, 2002              /s/ Peter G. Stanley
                                Peter G. Stanley, Director


 December 18, 2002              /s/ Leonard M. Lodish
                                Leonard M. Lodish, Director




                              21
 CERTIFICATIONS

 I, Dennis G. Moore, certify that:

 1. I have reviewed this annual report on Form 10-K of J & J Snack Foods
 Corp.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the

                              22
 registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: December 18, 2002


                               /s/ Dennis G. Moore
                               Dennis G. Moore
                               Chief Financial Officer





























                              23
 CERTIFICATIONS

 I, Gerald B. Shreiber, certify that:

 1. I have reviewed this annual report on Form 10-K of J & J Snack Foods
 Corp.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the

                              24
 registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: December 18, 2002



                               /s/ Gerald B. Shreiber
                               Gerald B. Shreiber
                               Chief Executive Officer




























                              25


               REPORT OF INDEPENDENT CERTIFIED PUBLIC
                     ACCOUNTANTS ON SCHEDULE





 Board of Directors
 J & J Snack Foods Corp.


   In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 6, 2002 which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three fiscal years in the period ended September 28, 2002 (52 weeks, 52 weeks and 53 weeks, respectively). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                          /s/ GRANT THORNTON LLP

 Philadelphia, Pennsylvania
 November 5, 2002










                              26
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                            Opening  Charged to
 Year   Description         Balance    expense     Deductions

 2002 Allowance for
      doubtful accounts  $1,672,000  $  372,000   $205,000(1)  $1,839,000

 2001 Allowance for
      doubtful accounts   1,573,000     438,000    339,000(1)   1,672,000

 2000 Allowance for
      doubtful accounts     806,000   1,384,000    617,000(1)   1,573,000




 ________
 (1) Write-off uncollectible accounts receivable.















                              27