Form 10-Q
period 2002-12-28
J&J SNACK FOODS CORP
filed 2003-01-22
CIK 785956

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended December 28, 2002

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

              X    Yes                           No

     As of January 15, 2003, there were 8,910,074 shares of the Registrant's Common Stock outstanding.






                                 INDEX




                                                           Page
                                                          Number


     Part I.   Financial Information

       Item l. Consolidated Financial Statements

              Consolidated Balance Sheets - December 28, 2002
          (unaudited) and September 28, 2002                  3

         Consolidated Statements of Earnings - Three
          Months Ended December 28, 2002 and December
          29, 2001 (unaudited)                                5

         Consolidated Statements of Cash Flows - Three
          Months Ended December 28, 2002 and December
          29, 2001 (unaudited)                                6

          Notes to the Consolidated Financial Statements      7

       Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                  15

       Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                           17

       Item 4. Controls and Procedures                       17

     Part II.  Other Information

       Item 6. Exhibits and Reports on Form 8-K              18

















                 PART I. FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               J & J SNACK FOODS CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (in thousands)

     ASSETS
                                  December 28,   September 28,
                                      2002           2002
                                   (Unaudited)
     Current assets
      Cash and cash equivalents     $ 18,074       $ 14,158
      Accounts receivable             31,569         37,938
      Inventories                     23,630         22,199
      Prepaid expenses and other       1,476          1,072
                                      74,749         75,367
     Property, plant and equipment,
       at cost
       Land                              606            756
       Buildings                       5,106          5,456
       Plant machinery and
        equipment                     89,045         88,908
       Marketing equipment           170,577        171,429
       Transportation equipment          864            828
       Office equipment                7,024          6,832
       Improvements                   15,769         15,885
       Construction in progress          762            246
                                     289,753        290,340
        Less accumulated deprecia-
         tion and amortization       200,586        195,930

                                      89,167         94,410

     Other assets
       Goodwill, less accumulated
         amortization                 45,850         45,850
       Other intangible assets,
         less accumulated
         amortization                  1,461          1,539
       Long term investment
         securities held to
         maturity                        525            675
       Sundry                          2,227          2,195
                                      50,063         50,259
                                    $213,979       $220,036

     See accompanying notes to the consolidated financial statements.

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                            (in thousands)



       LIABILITIES AND             December 28,   September 28,
     STOCKHOLDERS' EQUITY             2002            2002


     Current liabilities
       Accounts payable            $23,703        $ 27,683
       Accrued liabilities           9,312          12,561

                                    33,015          40,244


     Deferred income taxes          10,806          10,806
     Other long-term liabilities       277             277
                                    11,083          11,083

     Stockholders' equity
     Capital stock
       Preferred, $1 par value;
       authorized, 5,000
       shares; none issued               -               -
     Common, no par value;
       authorized 25,000
       shares; issued and
       outstanding, 8,905
       and 8,903, respectively      34,025          34,025
     Accumulated other comprehen-
       sive loss                    (1,821)         (1,792)
     Retained earnings             137,677         136,476

                                   169,881         168,709
                                  $213,979        $220,036


     See accompanying notes to the consolidated financial statements.

               J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
               (in thousands, except per share amounts)

                                   December 28,   December 29,
                                      2002          2001

     Net Sales                       $77,244        $74,797

     Cost of goods sold               55,179         52,753

       Gross profit                   22,065         22,044

     Operating expenses
       Marketing                      10,863         11,197
       Distribution                    6,128          5,930
       Administrative                  3,322          3,416
       Other general (income)
        expense                          (58)            21
                                      20,255         20,564

     Operating income                  1,810          1,480

     Other income (deductions)
       Investment income                  98             66
       Interest expense                  (32)          (282)


       Earnings before
        income taxes                   1,876          1,264

     Income taxes                        675            442

       NET EARNINGS                  $ 1,201        $   822

     Earnings per diluted
       share                           $ .13          $ .09

     Weighted average number
       of diluted shares               9,235          8,984

     Earnings per basic share          $ .14          $ .10

     Weighted average number
       of basic shares                 8,730          8,645

     See accompanying notes to the consolidated financial statements

               J & J SNACK FOODS CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited) (in thousands)

                                      December 28, December 29,
                                          2002        2001
     Operating activities:
       Net earnings                      $ 1,201     $   822
     Adjustments to reconcile net
      earnings to net cash provided
      by operating activities:
       Depreciation and amortization
        of fixed assets                    7,019       7,757
       Amortization of intangibles
        and deferred costs                   189         202
       Other                                (249)        123
       Changes in assets and liabilities,
        net of effects from purchase of
        companies
         Decrease in accounts receivable   6,370       5,079
         Increase in inventories          (1,386)     (1,720)
         Increase in prepaid expenses       (404)       (297)
         Decrease in accounts payable
          and accrued liabilities         (7,229)     (8,490)
       Net cash provided by operating
        activities                         5,511       3,476
     Investing activities:
      Purchase of property, plant
       and equipment                      (3,196)     (3,973)
      Proceeds from investments
       held to maturity                      150          95
      Proceeds from disposal of
       property and equipment              1,640          41
      Other                                 (189)        (15)
      Net cash used in investing
       activities                         (1,595)     (3,852)
     Financing activities:
      Proceeds from issuance of stock          -         222
      Proceeds from borrowings                 -      24,000
      Payments of long-term debt               -     (28,003)
       Net cash (used in) provided by
        financing activities                   -      (3,781)
       Net increase (decrease) in cash
        and cash equivalents               3,916      (4,157)
     Cash and cash equivalents at
      beginning of period                 14,158       7,437
     Cash and cash equivalents at
      end of period                      $18,074     $ 3,280

     See accompanying notes to the consolidated financial statements

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

             The results of operations for the three months ended December 28, 2002 and December 29, 2001 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

             While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended September 28, 2002.

     Note 2 We recognize revenue from Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage products at the time the products are shipped to third parties. When we perform services for others under time and material agreements, revenue is recognized upon the completion of the services. We also sell fixed-fee service contracts. The terms of coverage range between 12 and 60 months. We record deferred income on service contracts which is amortized by the straight-line method over the term of the contracts. We provide an allowance for doubtful receivables after taking into account historical experience and other factors.

             Effective December 30, 2001, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products.

             Upon adoption, we reduced both net sales and marketing expenses by $4,228,000 for the quarter ended December 29, 2001. EITF Issue No. 01-9 requires certain marketing expenses incurred by us, not previously reclassified, to be classified as deductions from revenue. These reclassifications have no impact on reported operating income or net earnings or earnings per share.

     Note 3 Depreciation of equipment and buildings is provided for by the straight-line method over the assets' estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets' estimated useful lives, whichever is shorter. Licenses and rights arising from acquisitions are amortized by the straight-line method over periods ranging from 4 to 20 years.

     Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                           Three Months Ended December 28, 2002
                             Income       Shares    Per Share
                           (Numerator) (Denominator)   Amount
                        (in thousands, except per share amounts)


     Basic EPS
     Net Earnings available
      to common stockholders   $1,201     8,730       $ .14

     Effect of Dilutive Securities
     Options                        -       505        (.01)

     Diluted EPS
     Net Earnings available to
      common stockholders plus
      assumed conversions      $1,201     9,235       $ .13

     110,000 anti-dilutive weighted shares have been excluded in the computation of the three months ended December 28, 2002 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

                           Three Months Ended December 29, 2001
                             Income       Shares    Per Share
                           (Numerator) (Denominator)   Amount
                        (in thousands, except per share amounts)

     Basic EPS
     Net Loss available
      to common stockholders   $  822     8,645       $ .10

     Effect of Dilutive Securities
     Options                        -       339        (.01)

     Diluted EPS
     Net Income available to
      common stockholders plus
      assumed conversions      $  822     8,984       $ .09

     10,000 anti-dilutive weighted shares have been excluded in the computation of the three months ended December 29, 2001 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

     Note 5 We have adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We apply APB No. 25 and related interpretations in accounting for our plans and do not recognize compensation expense for our stock-based compensation plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant date consistent with SFAS No. 123, our net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                         Three Months Ended
                                      December 28, December 29,
                                              2002         2001
                                         (in thousands, except
                                            per share amounts)
       Net Earnings:
         As reported                   $1,201       $  822
          Pro forma                    $  860       $  516

       Earnings Per Diluted Share:
         As reported                   $  .13       $  .09
         Pro forma                     $  .09       $  .06

             These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants before October 1, 1995. The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2002; expected volatility of 40%; risk-free interest rate of 3.58%; and expected lives ranging between 5 and 10 years. There were no grants in fiscal 2003.

     Note 6 Inventories consist of the following:

                                       December 28, September 28,
                                          2002        2002
                                            (in thousands)

            Finished goods                $11,112      $10,001
            Raw materials                   2,991        2,846
            Packaging materials             2,941        2,914
            Equipment parts & other         6,586        6,438
                                          $23,630      $22,199

     Note 7 We principally sell our products to the food service and retail supermarket industries. We also distribute our products directly to the consumer through our chain of retail stores referred to as The Restaurant Group. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business and restaurant group because of different distribution and capital requirements. We maintain separate and discrete financial information for the four operating segments mentioned above which is available to our Chief Operating Decision Makers. We have applied no aggregate criteria to any of these operating segments in order to determine reportable segments. Our four reportable segments are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

             Food Service

             The primary products sold to the food service group are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

             Retail Supermarkets

             The primary products sold to the retail supermarket industry are soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, ICEE Squeeze Up Tubes and TIO PEPE'S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

             The Restaurant Group

             We sell direct to the consumer through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

             Frozen Beverages

             We sell frozen beverages to the food service industry, including our restaurant group, primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada.

             The Chief Operating Decision Maker for Food Service,
             Retail Supermarkets and The Restaurant Group and the
             Chief Operating Decision Maker for Frozen Beverages monthly review and evaluate operating income and sales in order to assess performance and allocate resources to each individual segment. In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Information regarding the operations in these four reportable segments is as follows:

                                Three Months Ended
                           December 28,   December 29,
                               2002          2001
                               (in thousands)

     Sales to external customers:
       Food Service         $ 43,806        $ 41,125
       Retail Supermarket      5,739           6,279
       The Restaurant Group    3,090           3,413
       Frozen Beverages       24,609          23,980
                            $ 77,244        $ 74,797

     Depreciation and Amortization:
       Food Service         $  3,340        $  3,476
       Retail Supermarket          -               -
       The Restaurant Group      157             193
       Frozen Beverages        3,711           4,290
                            $  7,208        $  7,959

     Operating Income:
       Food Service         $  2,663        $  2,530
       Retail Supermarket       (414)            (47)
       The Restaurant Group      130              71
       Frozen Beverages         (569)         (1,074)
                            $  1,810        $  1,480

     Capital Expenditures:
       Food Service         $  1,398        $  1,493
       Retail Supermarket          -               -
       The Restaurant Group       20               2
       Frozen Beverages        1,778           2,478
                            $  3,196        $  3,973

     Assets:
       Food Service         $128,690        $114,945
       Retail Supermarket          -               -
       Restaurant Group        2,815           2,764
       Frozen Beverages       82,474          95,393
                            $213,979        $213,102


     Note 8 We follow SFAS No. 142 "Goodwill and Intangible Assets." SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

             Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. Each of the segments have goodwill and indefinite lived intangible assets.

          The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of December 28, 2002 are as follows:

                                Gross Carrying Accumulated
                                    Amount        Amortization
                                        (in thousands)
     FOOD SERVICE

     Amortized intangible assets
       Licenses and rights         $2,066            $691

     RETAIL SUPERMARKETS

     Amortized intangible assets
       Licenses and rights         $    -            $  -

     THE RESTAURANT GROUP

     Amortized intangible assets
       Licenses and rights         $   20            $ 20

     FROZEN BEVERAGES

     Amortized intangible assets
       Licenses and rights         $  201            $115

          Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 28, 2002. Aggregate amortization expense of intangible assets for the 3 months ended December 28, 2002 and December 29, 2001 was $78,000 and $76,000, respectively.

          Estimated amortization expense for the next five fiscal years is approximately $300,000 in 2003 and 2004, $200,000 in 2005 and $150,000
     in 2006 and 2007.

     Goodwill

          The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                    Food    Retail    Restaurant Frozen
                    Service Supermarket
                                         Group   Beverages Total
                                   (in thousands)
     Balance at
      December 28,
        2002        $14,241   $ -       $438      $31,171  $45,850

          There were no changes in the carrying amount of goodwill for the three months ended December 28, 2002.

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

     Liquidity and Capital Resources

          Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

          In the quarters ended December 28, 2002 and December 29, 2001 fluctuations in the valuation of the Mexican peso caused a decrease of $29,000 and an increase of $71,000 in stockholders' equity, respectively, because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary.

          Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 28, 2002.

     Results of Operations

          Net sales increased $2,447,000 or 3% for the three months ended December 28, 2002 compared to the three months ended December 29, 2001.

     FOOD SERVICE

          Sales to food service customers increased $2,681,000 or     7% in
     the first quarter to $43,806,000. Soft pretzel sales increased $1,638,000 or 10% from last year to $17,308,000 in this year's quarter due to increased sales of PRETZEL FILLERS and GOURMET TWISTS. Italian ice and frozen juice treat and dessert sales increased 3% to $5,177,000 in the three months. Churro sales to food service customers increased 9% to $3,115,000 in the quarter. Sales of bakery products increased 4% to $17,152,000 from $16,449,000 last year.

          All of the food service sales' increase and decreases were primarily due to changes in unit volume.

     RETAIL SUPERMARKETS

          Sales of products to retail supermarkets decreased
     $540,000 or 9% in the first quarter.  Soft pretzel sales for the first quarter were down 10% to $3,719,000. Sales of frozen juices
     and ices decreased $63,000 or 3% to $2,343,000   in the quarter.

     THE RESTAURANT GROUP

          Sales of our Restaurant Group decreased 9% to $3,090,000 in the first quarter. The sales decrease was caused primarily by decreased mall traffic and the closing of unprofitable stores.

     FROZEN BEVERAGES

          Frozen beverage and related product sales increased
     $629,000 or 3% to $24,609,000 in the first quarter.
     Beverage sales alone decreased 1% to $17,758,000 for the quarter. Service revenue increased $740,000 or 30% from the first quarter of fiscal year 2001 to $3,232,000 in this year's first quarter.

     CONSOLIDATED

          Gross profit as a percentage of sales decreased almost a full percentage point from last year. The decrease was caused primarily by increases in unit costs of raw materials, a higher level of allowances in our retail supermarket business and higher property and casualty and group insurance costs, which were partially offset by reduced depreciation of our frozen beverage dispensing machines and of our property, plant and equipment.

          Total operating expenses decreased $309,000 in the first quarter and as a percentage of sales decreased to 26% from 27% in last year's same quarter. Marketing expenses decreased to 14% of sales from 15% in last year's quarter. Distribution expenses were 8% of sales in both years' first quarter. Administrative expenses decreased about 1/4 of 1% as a percentage of sales to 4% this year.

          Operating income increased 22% to $1,810,000 this year from $1,480,000 a year ago.

          Interest expense decreased $250,000 from last year's quarter because we have no outstanding long-term debt.

          The effective income tax rate has been estimated at 36% this year compared to 35% in last year's quarter.

          Net earnings increased 46% to $1,201,000 in this year's first quarter compared to net earnings of $822,000 in the year ago period.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

             There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2002 annual report on Form 10-K filed with the SEC.

     Item 4. Controls and Procedures

            (a)  Evaluation of disclosure controls and procedures.

             The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiaries, required to be filed in this quarterly report has been made known to them in a timely manner.

             (b)  Changes in internal controls

             There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                      PART II.  OTHER INFORMATION



     Item 6. Exhibits and Reports on Form 8-K

           a)  Exhibits

               99.1 Certification Pursuant to the 18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification Pursuant to the 18 U.S.C. Section 1350,
                    as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b) Reports on Form 8-K - There were no reports on Form 8-K for the three months ended December 28, 2002.

                              SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 J & J SNACK FOODS CORP.



     Dated:  January 22, 2003    /s/ Gerald B. Shreiber
                                 Gerald B. Shreiber
                                 President



     Dated:  January 22, 2003    /s/ Dennis G. Moore
                                 Dennis G. Moore
                                 Senior Vice President and
                                 Chief Financial Officer

          CERTIFICATIONS

     I, Gerald B. Shreiber, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of J & J Snack Foods Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 22, 2003



                                   /s/ Gerald B. Shreiber
                                 Chief Executive Officer




































     CERTIFICATIONS

     I, Dennis G. Moore, Chief Financial Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of J & J Snack Foods Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 22, 2003



                                   /s/ Dennis G. Moore
                                 Chief Financial Officer




































     Exhibit 99.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of J & J Snack
     Foods Corp. (the "Company") on Form 10-Q for the quarter ended December 28, 2002 filed with the Securities and Exchange
     Commission (the "Report"), I, Gerald B. Shreiber, Chief
     Executive Officer of the Company, certify, pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The Report fully complies with the requirements of
               Section 13(a) of the Securities Exchange Act of
               1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.


     Dated:    January 22, 2003



                                   /s/ Gerald B. Shreiber
                                   Chief Executive Officer





     This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.








     Exhibit 99.2

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          In connection with the Quarterly Report of J & J Snack Foods Corp. (the "Company") on Form 10-Q for the quarter ended December 28, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Dennis G. Moore, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The Report fully complies with the requirements of
               Section 13(a) of the Securities Exchange Act of
               1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.


     Dated:    January 22, 2003



                                   /s/ Dennis G. Moore
                                   Chief Financial Officer





     This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.