Form 10-Q
period 2003-03-29
J&J SNACK FOODS CORP
filed 2003-04-22
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended March 29, 2003

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

                X    Yes                           No

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
                X    Yes                           No

       As of April 20, 2003, there were 8,667,660 shares of the Registrant's Common Stock outstanding.

                                   INDEX




                                                             Page
                                                            Number


       Part I.   Financial Information

         Item l. Consolidated Financial Statements

           Consolidated Balance Sheets -
                                        - March 29, 2003
            (unaudited) and September 28, 2002            	3

           Consolidated Statements of Operations -
                                                  - Three
            Months and Six Months Ended March 29, 2003
            and March 30, 2002 (unaudited)                 	5

           Consolidated Statements of Cash Flows -
                                                  - Six
            Months Ended March 29, 2003 and March 30,
            2002 (unaudited)                                	6

            Notes to the Consolidated Financial Statements  	7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                  17

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                           20

         Item 4. Controls and Procedures                       20

       Part II.  Other Information

         Item 4. Submission of Matters to a Vote of
                  Security Holders                             21

         Item 6. Exhibits and Reports on Form 8-K              21
                        PART I. FINANCIAL INFORMATION

       Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

       ASSETS
                                     March 29,     September 28,
                                         2003             2002
                                    (Unaudited)
       Current assets
        Cash and cash equivalents     $ 16,946       $ 14,158
        Accounts receivable             35,756         37,938
        Inventories                     27,012         22,199
        Prepaid expenses and other       1,282          1,072
                                        80,996         75,367
       Property, plant and equipment,
         at cost
         Land                              606            756
         Buildings                       5,106          5,456
         Plant machinery and
          equipment                     89,838         88,908
         Marketing equipment           171,478        171,429
         Transportation equipment          858            828
         Office equipment                7,210          6,832
         Improvements                   15,927         15,885
         Construction in progress        2,084            246
          293,107                      290,340
          Less accumulated deprecia-
           tion and amortization       204,960        195,930

                                        88,147         94,410

       Other assets
         Goodwill, less accumulated
           amortization                 45,850         45,850
         Other intangible assets,
           less accumulated
           amortization                  1,384          1,539
         Long term investment
            securities held to
           maturity                        370            675
         Other                           2,166          2,195
                                        49,770         50,259
                                      $218,913       $220,036

       See accompanying notes to the consolidated financial statements.

                                     3
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS -
                                              - Continued
                              (in thousands)



         LIABILITIES AND               March 29,    September 28,
       STOCKHOLDERS' EQUITY             2003            2002
                                     (Unaudited)

            Current liabilities
         Accounts payable              29,308         27,683
         Accrued liabilities           11,072         12,561

                                       40,380         40,244

       Deferred income taxes           10,806         10,806
       Other long-term liabilities        243            277
                                       11,049         11,083

       Stockholders' equity
       Capital stock
         Preferred, $1 par value;
         authorized, 5,000,000
         shares; none issued                -              -
       Common, no par value;
         authorized 25,000
         shares; issued and
         outstanding, 8,742
         and 8,903, respectively       28,697         34,025
       Accumulated other comprehen-
         sive loss                     (1,891)        (1,792)
       Retained earnings              140,678        136,476

                                      167,484        168,709
                                     $218,913       $220,036


       See accompanying notes to the consolidated financial statements.












                                     4
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (in thousands, except per share amounts)

                           Three months ended  Six months ended
                          March 29, March 30, March 29, March 30,
                              2003      2002      2003      2002

       Net Sales            $81,408   $77,712 $158,652  $152,509

       Cost of goods sold    54,532    52,556  109,711   105,309
         Gross profit        26,876    25,156   48,941    47,200

       Operating expenses
         Marketing           11,870    11,745   22,733    22,942
         Distribution         6,490     6,163   12,618    12,093
         Administrative       3,887     3,513    7,209     6,929
         Other general
          (income) expense        6        93      (52)      114
                             22,253    21,514   42,508    42,078

            Operating income  4,623     3,642    6,433     5,122

       Other income (deductions)
         Investment income       88        76      186       142
         Interest expense       (22)     (124)     (54)     (406)


         Earnings before
          income taxes        4,689     3,594    6,565     4,858

       Income tax expense     1,688     1,258    2,363     1,700

         NET EARNINGS       $ 3,001   $ 2,336 $  4,202  $  3,158

       Earnings per
         diluted share         $.33      $.25     $.46      $.35

       Weighted average number
         of diluted shares    9,069     9,254    9,152     9,119

       Earnings per basic
         share                 $.34      $.27     $.48     $ .36

       Weighted average number
         of basic shares      8,737     8,705    8,734     8,675

       See accompanying notes to the consolidated financial statements



                                     5
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited) (in thousands)
                                            Six months ended

                                          March 29,   March 30,
                                            2003        2002
       Operating activities:
         Net earnings                      $ 4,202     $  3,158
       Adjustments to reconcile net
        earnings to net cash
        provided by operating activities:
         Depreciation and amortization
          of fixed assets                   12,836       15,468
         Amortization of intangibles
          and deferred costs                   384          381
         Other                                (291)         240
         Changes in assets and liabilities,
          net of effects from purchase of
          companies
           Decrease in accounts receivable   2,181        1,077
           Increase in inventories          (4,812)      (3,097)
           Increase in prepaid expenses       (210)        (401)
           Increase (decrease) in accounts
            payable and accrued liabilities    103       (3,496)
         Net cash provided by operating
          activities                        14,393       13,330
       Investing activities:
        Purchase of property, plant
         and equipment                      (8,262)      (7,244)
        Proceeds from investments
         held to maturity                      305          605
        Proceeds from disposals of
         property and equipment              1,880           54
             Other                            (200)          (2)
        Net cash used in investing
         activities                         (6,277)      (6,587)
       Financing activities:
        Proceeds from issuance of stock        882        1,602
        Proceeds from borrowings                -        24,000
        Payments to repurchase common stock (6,210)          -
        Payments of long-term debt              -       (32,069)
         Net cash (used in) provided by
          financing activities              (5,328)      (6,467)
         Net increase in cash and
          cash equivalents                   2,788          276
       Cash and cash equivalents at
        beginning of period                 14,158        7,437
       Cash and cash equivalents at
        end of period                      $16,946     $  7,713

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

               The results of operations for the three months and six months ended March 29, 2003 and March 30, 2002 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

               While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

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

               Effective December 30, 2001, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, ''Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products.'' EITF Issue No. 01-9 addressed various issues related to the income statement

                                     7
               classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products.

               As a result of the adoption, we reduced both net sales and marketing expenses by $5,861,000 and $6,354,000 for the three months ended March 29, 2003 and March 30, 2002, respectively,
               and by $10,149,000      and $10,582,000 for the six months
               ended March 29, 2003 and March 30, 2002, respectively. EITF Issue No. 01-9 requires certain marketing expenses incurred by us, not previously reclassified, to be classified as deductions from revenue. These reclassifications have no impact on reported operating income or net earnings or earnings per share.

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

       Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, ''Earnings Per Share,'' is as follows:

                               Three Months Ended March 29, 2003
                               Income       Shares    Per Share
                             (Numerator)  (Denominator)  Amount
                          (in thousands, except per share amounts)


       Basic EPS
       Net Earnings available
        to common stockholders   $3,001     8,737       $.34

       Effect of Dilutive Securities
       Options                        -       332       (.01)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $3,001     9,069       $.33



                                     8
       95,794 anti-dilutive weighted shares have been excluded in the computation of the three months ended March 29, 2003 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

                               Six Months Ended March 29, 2003
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $4,202     8,734       $.48

            Effect of Dilutive Securities
       Options                        -       418       (.02)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $4,202     9,152       $.46

       95,794 anti-dilutive weighted shares have been excluded in the computation of the six months ended March 29, 2003 diluted EPS because the options' exercise price is greater than the average market price of the common stock.


                               Three Months Ended March 30, 2002
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $ 2,336     8,705      $.27

       Effect of Dilutive Securities
       Options                         -       549      (.02)

       Diluted EPS
       Net Loss available to
        common stockholders plus
         assumed conversions     $2,336      9,254      $.25







                                     9

                               Six Months Ended March 30, 2002
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Loss available
        to common stockholders   $3,158     8,675       $.36

       Effect of Dilutive Securities
       Options                        -       444       (.01)

       Diluted EPS
       Net Income available to
        common stockholders plus
        assumed conversions      $3,158     9,119       $.35


       Note 5 The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation, as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

              At March 29, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition

                                    10
              provisions of SFAS No. 123, to stock-based employee
               compensation (in thousands, except per share amounts).

                          Three Months Ended   Six Months Ended
                          March 29, March 30, March 29, March 30,
                             2003      2002      2003      2002

       Net income,
        as reported       $3,001    $2,336    $4,202    $3,158

       Less: stock-based
        compensation
        costs determined
        under fair value
        based method for
        all awards           325       331       666       637

       Net income, pro
        forma             $2,676    $2,005    $3,536    $2,521

       Earnings per share
        of common stock -
        basic:
         As reported      $  .34    $  .27    $  .48    $  .36
         Pro forma        $  .31    $  .23    $  .40    $  .29

       Earnings per share
        of common stock -
                        -
        diluted:
         As reported      $  .33    $  .25    $  .46    $  .35
         Pro forma        $  .30    $  .22    $  .39    $  .28

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002: expected volatility of 40%; risk-free interest rate of 3.58%; and expected lives ranging between 5 and 10 years. There were no grants in fiscal 2003.

       Note 6 Inventories consist of the following:

                                          March 29,  September 28,
                                            2003        2002
                                              (in thousands)

              Finished goods                $14,347      $10,001
              Raw materials                   2,867        2,846
              Packaging materials             2,872        2,914
              Equipment parts & other         6,926        6,438
                                            $27,012      $22,199

                                    11
       Note 7 We principally sell our products to the food service and retail supermarket industries. We also distribute our products directly to the consumer through our chain of retail stores referred to as The Restaurant Group. Sales and results of ou frozen beverages business are monitored separately from the balance of our food service business and restaurant group
               We maintain separate and discrete financial information for the four operating segments mentioned above which is available to our Chief Operating Decision Makers. We have applied no aggregate criteria to any of these operating segments in order to determine reportable egments. Our four reportable segments are Food Service, Retail Supermarkets, The
               Restaurant Group and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

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






                                    12
               The Restaurant Group

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



























                                    13
                          Three Months Ended   Six Months Ended
                          March 29, March 30, March 29, March 30,
                            2003      2002      2003      2002
                                     (in thousands)

       Sales to External Customers:
         Food Service      $ 47,267  $ 42,703  $ 91,073  $ 83,828
         Retail Supermarket   9,393     9,919    15,132    16,198
         Restaurant Group     2,353     2,527     5,443     5,940
         Frozen Beverages    22,395    22,563    47,004    46,543
                           $ 81,408  $ 77,712  $158,652  $152,509

       Depreciation and Amortization:
         Food Service      $  3,271  $  3,407  $  6,611  $  6,883
         Retail Supermarket     -         -         -         -
         Restaurant Group       147       167       304       360
         Frozen Beverages     2,594     4,316     6,305     8,606
                           $  6,012  $  7,890  $ 13,220  $ 15,849

       Operating Income:
         Food Service      $  4,869  $  5,088  $  7,532  $  7,618
         Retail Supermarket     560       646       146       599
         Restaurant Group      (313)     (553)     (183)     (482)
         Frozen Beverages      (493)   (1,539)   (1,062)   (2,613)
                           $  4,623  $  3,642  $  6,433  $  5,122

       Capital Expenditures:
         Food Service      $  2,869  $  1,639  $  4,267  $  3,132
         Retail Supermarket     -         -         -         -
         Restaurant Group        28        63        48        65
         Frozen Beverages     2,169     1,569     3,947     4,047
                           $  5,066  $  3,271  $  8,262  $  7,244

       Assets:
         Food Service      $136,172  $125,846  $136,172  $125,846
         Retail Supermarket     -         -         -         -
         Restaurant Group     2,542     3,143     2,542     3,143
         Frozen Beverages    80,199    88,797    80,199    88,797
                           $218,913  $217,786  $218,913  $217,786

       Note 8 We follow SFAS No. 142 ''Goodwill and Intangible Assets''. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

               Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. Each of the segments have goodwill and indefinite lived intangible assets.

                                     14

         The carrying amount of acquired intangible assets for the Food
          Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 29, 2003 are as follows:
                                  Gross                  Net
                                 Carrying  Accumulated    Carrying
                                  Amount  Amortization   Amount
                                          (in thousands)

       FOOD SERVICE

       Amortized intangible assets
         Licenses and rights       $2,066       $763       $1,303

       RETAIL SUPERMARKETS

       Amortized intangible assets
         Licenses and rights       $    -       $  -       $    -


       THE RESTAURANT GROUP

       Amortized Intangible Assets
         Licenses and rights       $   20       $ 20       $    -


       Frozen Beverages

       Amortized intangible assets
         Licenses and rights       $  201       $120       $   81

            Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three and six months ended March 29, 2003. Aggregate amortization expense of intangible assets for the three months ended March 29, 2003 and March 30, 2002 was $77,000 and $77,000, respectively and for the six months ended March 29, 2003 and March 30, 2002 was $155,000 and $153,000, respectively.

            Estimated amortization expense for the next five fiscal years is approximately $300,000 in 2003 and 2004, $200,000 in 2005 and $150,000
       in 2006 and 2007.

       Goodwill

            The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:


                                    15

                      Food    Retail    Restaurant Frozen
                      Service Supermarket
                                           Group   Beverages Total
                                     (in thousands)
       Balance at
        March 29,
          2003        $14,241    $ -       $438    $31,171  $45,850


            There were no changes in the carrying amount of goodwill for the three and six months ended March 29, 2003.










































                                    16
       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

       Liquidity and Capital Resources

            Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

            In the three months ended March 29, 2003 and March 30, 2002, fluctuations in the valuation of the Mexican peso caused a decrease of $70,000 and an increase of $38,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the six month periods, there was a decrease of $99,000 in fiscal year 2003 and an increase of $109,000 in fiscal year 2002.

            In the three months ended March 29, 2003, we purchased and retired 218,000 shares of our common stock at a cost of $6,210,000. Subsequent to March 29, 2003 and prior to the filing of this Form 10-Q, we purchased and retired 79,000 shares of our common stock at a cost of $2,356,000. Under a buyback authorization approved by the Board of Directors in April 2003, 478,000 shares remain to be purchased as of the date of the filing of this Form 10-Q.

            Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 29, 2003.

       Results of Operations

            Net sales increased $3,696,000 or 5% for the three months to $81,408,000 and $6,143,000 or 4% to $158,652,000 for the six months ended March 29, 2003 compared to the six months ended March 30, 2002.

       FOOD SERVICE

            Sales to food service customers increased $4,564,000 or    11% in
       the second quarter to $47,267,000 and increased
       $7,245,000 or 9% for the six months. Soft pretzel sales to the food service market increased 19% to $20,541,000 in the second quarter and 15% to $37,849,000 in the six months due primarily to sales of recently introduced PRETZEL FILLERS and GOURMET TWISTS. Approximately 70% and 55% of the second quarter and six months pretzel sales increases were sales to

                                    17
       one customer. Italian ice and frozen juice treat and dessert sales increased 18% to $7,720,000 in the three months and 11% to $12,897,000 in the six months due to increased sales to warehouse club stores. Churro sales to food service customers were essentially unchanged at $3,110,000 in the second quarter and up 4% to $6,225,000 in the six months. Sales of bakery products increased $344,000 or 2% in the second quarter to $14,883,000 and increased $1,047,000 or 3% for the six months.

       RETAIL SUPERMARKETS

            Sales of products to retail supermarkets decreased
       $526,000 or 5% to $9,393,000 in the second quarter and 7% to $15,132,000 in the first half. Soft pretzel sales for the second quarter were up 8% to $5,616,000 and were essentially unchanged at $9,335,000 for the six months. Sales of frozen juices and ices decreased $820,000 or 17% to $3,989,000 in the second quarter and $883,000 or 12% to $6,332,000 in the first half. Most of the decrease in frozen juices and ices sales relate to products which were introduced in the year ago periods but which have subsequently been unsuccessful.

       THE RESTAURANT GROUP

            Sales of our Restaurant Group decreased 7% to $2,353,000 in the second quarter and 8% to $5,443,000 for the six month period. The sales decreases were caused primarily by decreased mall traffic and the closing of unprofitable stores.

       FROZEN BEVERAGES

            Frozen beverage and related product sales decreased less than 1% to $22,395,000 in the second quarter and increased $461,000 or 1% to $47,004,000 in the six month period. Beverage sales alone decreased 4% to $16,584,000 in the second quarter and 2% to $34,342,000 in the six months due to lower traffic in many of the outlets which sell our products in addition to closings of some outlets and changes in customer programs. Service revenue increased 1% to $3,819,000 in the second quarter and 12% to $7,051,000 for the six months.

       CONSOLIDATED

            Gross profit as a percentage of sales increased to 33% in the current year's three month period from 32% last year and was 31% in both years' six months periods. The increase in the second quarter resulted from reduced depreciation of our frozen beverage dispensing machines and of our property,


                                    18
       plant and equipment and higher selling prices which more than offset increases in unit costs of raw materials and higher group insurance costs.

            Total operating expenses increased $739,000 in the second quarter and as a percentage of sales decreased about
       1/3 of 1 percent to 27% from 28% in last year's same quarter. For the first half, operating expenses increased $430,000 and as a percentage of sales decreased to 27% from 28% in the year ago period. Marketing expenses were 15% of sales in both years' second quarter and for the six month period, marketing expenses decreased to 14% of sales from 15% last year. Distribution expenses were 8% of sales in all periods. Administrative expenses as a percent of sales were at 5% for all periods reported.

            Operating income increased $981,000 or 27% to $4,623,000 in the second quarter and $1,311,000 or 26% to $6,433,000 in the first half.

            For the three and six months, interest expense decreased $102,000 and $352,000, respectively, because we now have no outstanding long term debt.

            The effective income tax rate has been estimated at 36% for this years' periods compared to 35% for 2002 periods.

            Net earnings increased $665,000 or 28% in the current three month period to $3,001,000 and increased 33% to $4,202,000 in the six months this year from $3,158,000 last year.





















                                    19
       Item 3. Quantitative and Qualitative Disclosures About Market Risk

               There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. ''Quantitative and Qualitative Disclosures About Market Risk,'' in its 2002 annual report on Form 10-K filed with the SEC.

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














                                    20

                        PART II.  OTHER INFORMATION


       Item 4. Submission of Matters to a Vote of Security Holders

            The results of voting at the Annual Meeting of Shareholders held on February 6, 2003 is as follows:

                                                   Absentees
                            Votes Cast          and Broker
                           For   Against Withheld  Non Votes

       Election of
       Stephen N. Frankel
       as Director    7,767,435    80,907     -        -

       Proposal to approve
       a Stock Option
       Plan for officers,
       directors and key
       employees which was
       adopted by the Board
       of Directors on
       November 26,
       2002           5,397,139 2,428,671   15,032     7,500


            The Company had 8,904,680 shares outstanding on December 7, 2002 the record date.


       Item 6. Exhibits and Reports on Form 8-K

            a) Exhibits

              99.1 Certification Pursuant to the 18 U.S.C.Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification Pursuant to the 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            b) Reports on Form 8-K -
                               - There were no reports on Form 8-K for the
               three months ended March 29, 2003.







                                    21




                                SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J & J SNACK FOODS CORP.



       Dated:  April 23, 2003      /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



       Dated:  April 23, 2003      /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer


























                                    22
            CERTIFICATIONS

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

       Date:  April 23, 2003



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

       Date:  April 23, 2003



                                     /s/ Dennis G. Moore
                                   Chief Financial Officer
            Exhibit 99.1

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            In connection with the Quarterly Report of J & J Snack Foods Corp. (the ''Company'') on Form 10-Q for the quarter ended March 29, 2003 filed with the Securities and Exchange Commission (the ''Report''), I, Gerald B. Shreiber, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


       Dated:    April 23, 2003



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

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            In connection with the Quarterly Report of J & J Snack Foods Corp. (the ''Company'') on Form 10-Q for the quarter ended March 29, 2003 filed with the Securities and Exchange Commission (the ''Report''), I, Dennis G. Moore, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


       Dated:    April 23, 2003



                                     /s/ Dennis G. Moore
                                     Chief Financial Officer





       This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.