Form 10-Q
period 2003-06-28
J&J SNACK FOODS CORP
filed 2003-07-22
CIK 785956

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

                                (Mark One)

      X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended June 28, 2003

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

      As of July 18, 2003, there were 8,693,331 shares of the Registrant's Common Stock outstanding.



                                  INDEX




                                                            Page
                                                           Number

      Part I.    Financial Information

             Item l.  Consolidated Financial Statements

          Consolidated Balance Sheets - June 28, 2003
           (unaudited) and September 28, 2002                  3

          Consolidated Statements of Operations - Three
           Months and Nine Months Ended June 28, 2003
           and June 29, 2002 (unaudited)                       5

          Consolidated Statements of Cash Flows - Three
           Months and Nine Months Ended June 28, 2003
           and June 29, 2002 (unaudited)                       6

           Notes to the Consolidated Financial Statements      7

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                  17

        Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                           20

        Item 4.  Controls and Procedures                      20

      Part II.   Other Information

        Item 6.  Exhibits and Reports on Form 8-K             21














                  PART I. FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                   J & J SNACK FOODS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              (in thousands)

      ASSETS
                                    June 28,       September 28,
                                       2003                2002
                                   (Unaudited)
      Current assets
       Cash and cash equivalents         $ 22,897        $ 14,158
       Accounts receivable                 40,356          37,938
       Inventories                         26,174          22,199
       Prepaid expenses and other           1,436           1,072
                                           90,863          75,367
      Property, plant and equipment,
        at cost
        Land                                  606             756
        Buildings                           5,106           5,456
        Plant machinery and
         equipment                         91,950          88,908
        Marketing equipment               172,962         171,429
        Transportation equipment              919             828
        Office equipment                    7,265           6,832
        Improvements                       15,810          15,885
        Construction in progress            2,163              24
                                          296,781         290,340
         Less accumulated deprecia-
          tion and amortization           208,049         195,930

                                           88,732          94,410

      Other assets
        Goodwill                           45,850          45,850
        Other intangible assets,
          less accumulated
          amortization                      1,308           1,539
        Long term investment
           securities held to
          maturity                            275             675
        Other                               1,932           2,195
                                           49,365          50,259
                                         $228,960        $220,036

      See accompanying notes to the consolidated financial statements.


                                    3
                   J & J SNACK FOODS CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - Continued
                              (in thousands)



        LIABILITIES AND                 June 28,      September 28,
      STOCKHOLDERS' EQUITY                2003            2002


      Current liabilities
        Accounts payable               $ 30,880        $ 27,683
        Accrued liabilities              13,493          12,561

                                         44,373          40,244

      Deferred income taxes              10,806          10,806
      Other long-term liabilities           519             277
                                         11,325          11,083

      Stockholders' equity
      Capital stock
        Preferred, $1 par value;
        authorized, 5,000,000
        shares; none issued                  -                -
      Common, no par value;
        authorized 25,000
        shares; issued and
        outstanding, 8,868
        and 8,636, respectively          26,616          34,025
      Accumulated other comprehen-
        sive loss                        (1,840)         (1,792)
      Retained earnings                 148,486         136,476
                                        173,262         168,709
                                       $228,960        $220,036


      See accompanying notes to the consolidated financial statements.












                                    4
                   J & J SNACK FOODS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                   (in thousands, except per share amounts)

                         Three months ended     Nine months ended
                         June 28,   June 29,   June 28,   June 29,
                           2003       2002       2003       2002

      Net Sales            $102,529   $100,628   $261,181   $253,137

      Cost of goods sold     64,146     64,198    173,857    169,507
        Gross profit         38,383     36,430     87,324     83,630

      Operating expenses
        Marketing            14,486     14,483     37,219     37,425
        Distribution          7,635      6,980     20,253     19,073
        Administrative        4,114      3,353     11,323     10,282
        Other general
         (income)expense         (9)         9        (61)       123
                             26,226     24,825     68,734     66,903

      Operating income       12,157     11,605     18,590     16,727

      Other income (deductions)
        Investment income        84         42        270        184
        Interest expense        (42)       (80)       (96)      (486)


        Earnings before
         income taxes        12,199     11,567     18,764     16,425

      Income taxes            4,391      4,049      6,754      5,749

        NET EARNINGS       $  7,808    $ 7,518   $ 12,010   $ 10,676

      Earnings per
        diluted share          $.87       $.80      $1.32      $1.16

      Weighted average number
        of diluted shares      8,937      9,401     9,080   $  9,213

      Earnings per
       basic share              $.91       $.85     $1.38      $1.22
      Weighted average number
        of basic shares        8,574      8,840     8,680      8,730

      See accompanying notes to the consolidated financial statements


                                    5
                   J & J SNACK FOODS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited) (in thousands)
                                           Nine months ended
                                          June 28,     June 29,
                                           2003         2002
      Operating activities:
        Net earnings                        $12,010      $10,676
      Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
        Depreciation and amortization
         of fixed assets                     18,576       23,086
        Amortization of intangibles
         and deferred costs                     535          558
        Other                                  (336)         250
        Changes in assets and liabilities,
         net of effects from purchase of
         companies
          Increase in accounts receivable    (2,469)      (4,058)
          Increase in inventories            (3,858)      (2,738)
          Increase in prepaid expenses         (364)        (433)
          Increase in accounts payable
           and accrued liabilities            4,372        3,027
        Net cash provided by operating
         activities                          28,466       30,368
      Investing activities:
       Purchase of property, plant
        and equipment                       (14,778)     (13,724)
       Proceeds from investments
        held to maturity                        400          730
       Proceeds from disposals of
        property and equipment                2,167          104
       Other                                   (107)         (33)
       Net cash used in investing
        activities                          (12,318)     (12,923)
      Financing activities:
       Proceeds from issuance of stock        1,156        2,614
       Proceeds from borrowings                   -       24,000
       Payments to repurchase common stock   (8,565)           -
       Payments of long-term debt                 -      (46,069)
        Net cash used in financing
         activities                          (7,409)     (19,455)
        Net increase (decrease) in cash
         and cash equivalents                 8,739       (2,010)
      Cash and cash equivalents at
       beginning of period                   14,158        7,437
      Cash and cash equivalents at
       end of period                        $22,897      $ 5,427

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

              The results of operations for the three months and nine months ended June 28, 2003 and June 29, 2002 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

              As a result of the adoption, we reduced both net sales and marketing expenses by $8,068,000 and $8,933,000 for the three months ended June 28, 2003 and June 29, 2002, respectively, and by $18,217,000 and $19,515,000 for the nine months ended June 28, 2003 and June 29, 2002, respectively. EITF Issue No. 01-9 requires certain marketing expenses incurred by us, not previously reclassified, to be classified as deductions from revenue. These reclassifications have no impact on reported operating income or net earnings or earnings per share.

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

      Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                               Three Months Ended June 28, 2003
                                 Income        Shares     Per Share
                               (Numerator)   (Denominator)    Amount
                            (in thousands, except per share amounts)


      Basic EPS
      Net Earnings available
       to common stockholders      $ 7,808     8,574        $.91

      Effect of Dilutive Securities
      Options                            -       363        (.04)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions         $ 7,808     8,937        $.87

      93,894 anti-dilutive weighted shares have been excluded in the computation of the three months ended June 28, 2003 diluted EPS because the options' exercise price is greater than the average market price of the common stock.


                              Nine Months Ended June 28, 2003
                                 Income        Shares     Per Share
                              (Numerator)   (Denominator)    Amount
                         (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders      $12,010      8,680        $1.38

      Effect of Dilutive Securities
      Options                            -        400         (.06)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions         $12,010      9,080        $1.32

      93,894 anti-dilutive weighted shares have been excluded in the computation of the nine months ended June 28, 2003 diluted EPS because the options' exercise price is greater than the average market price of the common stock.


                              Three Months Ended June 29, 2002
                                 Income        Shares     Per Share
                              (Numerator)   (Denominator)    Amount
                         (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders      $7,518        8,840       $.85

      Effect of Dilutive Securities
      Options                           -          561       (.05)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions         $7,518        9,401       $.80

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

      Note 5 The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees". Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

              At June 28, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).


                         Three Months Ended      Nine Months Ended
                         June 28,   June 29,    June 28,  June 29,
                            2003      2002       2003     2002

      Net income,
       as reported         $7,808     $7,518     $12,010    $10,676

      Less: stock-based
       compensation
       costs determined
       under fair value
       based method for
       all awards             317        321         983        958

      Net income, pro
       forma               $7,491     $7,197     $11,027    $ 9,718

      Earnings per share
       of common stock -
       basic:
        As reported        $  .91     $  .85      $ 1.38     $ 1.22
         Pro forma         $  .87     $  .81      $ 1.27     $ 1.11

      Earnings per share
       of common stock -
                     -
       diluted:
        As reported        $  .87     $  .80      $ 1.32     $ 1.16
        Pro forma          $  .84     $  .77      $ 1.21     $ 1.05

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002: expected volatility of 40%; risk-free interest rate of 3.58%; and expected lives ranging between 5 and 10 years. There were no grants in fiscal 2003.

      Note 6 In January 2003, the Financial Accounting Standards Board issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). This interpretatioon addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. The Company believes that the provisions of FIN 46 will not have any impact on the Company's results of operations or financial position at this time.

      Note 7  Inventories consist of the following:

                                            June 28,   September 28,
                                               2003         2002
                                             (in thousands)

             Finished goods                  $12,827      $10,001
             Raw materials                     2,919        2,846
             Packaging materials               3,532        2,914
             Equipment parts & other           6,896        6,438
                                             $26,174      $22,199

      Note 8 We principally sell our products to the food service and retail supermarket industries. We also distribute our products directly to the consumer through our chain of retail stores referred to as The Restaurant Group. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business and restaurant group because of different distribution and capital requirements.
              We maintain separate and discrete financial information for the four operating segments mentioned above which is available to our Chief Operating Decision Makers. We have applied no aggregate criteria to any of these operating segments in order to determine reportable segments. Our four reportable segments are Food Service, Retail Supermarkets, The
              Restaurant Group and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

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

                           Three Months Ended      Nine Months Ended
                           June 28,   June 29,    June 28,   June 29,
                             2003       2002        2003       2002
                                    (in thousands)

      Sales to External Customers:
        Food Service        $ 53,842   $ 51,074   $144,915   $134,902
        Retail Supermarket    13,557     12,395     28,689     28,593
        Restaurant Group       2,228      2,379      7,671      8,319
        Frozen Beverages      32,902     34,780     79,906     81,323
                            $102,529   $100,628   $261,181   $253,137

      Depreciation and Amortization:
        Food Service        $  3,217   $  3,310   $  9,828   $ 10,193
        Retail Supermarket         -          -          -          -
        Restaurant Group         143        166        447        526
        Frozen Beverages       2,531      4,319      8,836     12,925
                            $  5,891   $  7,795   $ 19,111   $ 23,644

      Operating Income:
        Food Service        $  5,250   $  5,338   $ 12,782   $ 12,956
        Retail Supermarket     1,389        409      1,535      1,008
        Restaurant Group        (417)      (353)      (600)      (835)
        Frozen Beverages       5,935      6,211      4,873      3,598
                            $ 12,157   $ 11,605   $ 18,590   $ 16,727

      Capital Expenditures:
        Food Service        $  3,271   $  4,656   $  7,538   $  7,788
        Retail Supermarket         -          -          -          -
        Restaurant Group           7         50         55        115
        Frozen Beverages       3,238      1,774      7,185      5,821
                            $  6,516   $  6,480   $ 14,778   $ 13,724

      Assets:
        Food Service        $140,753   $124,603   $140,753   $124,603
        Retail Supermarket         -          -          -          -
        Restaurant Group       2,360      2,904      2,360      2,904
        Frozen Beverages      85,847     91,095     85,847     91,095
                            $228,960   $218,602   $228,960   $218,602

      Note 9  We follow SFAS No. 142 "Goodwill and Intangible Assets".
              SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

              Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. Each of the segments have goodwill and indefinite lived intangible assets.

                                   14
              The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of June 28, 2003 are as follows:

                                    Gross                     Net
                                   Carrying   Accumulated     Carrying
                                    Amount   Amortization     Amount
                                         (in thousands)

      FOOD SERVICE

      Amortized intangible assets
        Licenses and rights          $2,066        $836       $1,230

      RETAIL SUPERMARKETS

      Amortized intangible assets
        Licenses and rights          $    -        $  -       $    -


      THE RESTAURANT GROUP

      Amortized Intangible Assets
        Licenses and rights          $   20        $ 20       $    -

      Frozen Beverages

      Amortized intangible assets
      Licenses and rights            $  201        $123       $   78

           Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three and nine months ended June 28, 2003. Aggregate amortization expense of intangible assets for the three months ended June 28, 2003 and June 29, 2002 was $76,000 and $78,000, respectively and for the nine months ended
      June 28, 2003 and June 29, 2002 was $231,000 and $231,000, respectively.

           Estimated amortization expense for the next five fiscal years is approximately $300,000 in 2003 and 2004, $200,000 in 2005 and $150,000
      in 2006 and 2007.

      Goodwill

           The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:


                                        15
                      Food     Retail     Restaurant  Frozen
                     Service Supermarket     Group    Beverages  Total
                                    (in thousands)
      Balance at
       June 28,
         2003        $14,241    $ -       $438     $31,171  $45,850


           There were no changes in the carrying amount of goodwill for the three and nine months ended June 28, 2003.











































                                   16
      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

      Liquidity and Capital Resources

           Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing

           In the three months ended June 28, 2003 and June 29, 2002, fluctuations in the valuation of the Mexican peso caused an increase of $51,000 and a decrease of $235,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the nine month periods, there was a decrease of $48,000 in fiscal year 2003 and a decrease of $126,000 in fiscal year 2002.

           In the three months ended June 28, 2003, we purchased and retired 79,000 shares of our common stock at a cost of $2,356,000. In the nine months ended June 28, 2003, we purchased and retired 297,000 shares of our common stock at a cost of $8,565,000. Under a buyback authorization approved by the Board of Directors in April 2003, 478,000 shares remain to be purchased as of the date of the filing of this Form 10-Q.

           Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 28, 2003.

      Results of Operations

           Net sales increased $1,901,000 or 2% for the three months to $102,529,000 and $8,044,000 or 3% to $261,181,000 for the nine months ended June 28, 2003 compared to the three and nine months ended June 29, 2002.

      FOOD SERVICE

           Sales to food service customers increased $2,768,000 or 5% in the third quarter to $53,842,000 and increased $10,013,000 or 7% for the nine months. Soft pretzel sales to the food service market increased 11% to $18,256,000 in the third quarter and 13% to $56,105,000 in the nine months due primarily to increased sales of PRETZEL FILLERS and GOURMET TWISTS. Sales to two customers accounted for approximately

                                   17
      70% of the soft pretzel sales' increases in both periods. Italian ice and frozen juice treat and dessert sales decreased 1%, or $123,000, to $12,964,000 in the three months and increased 5%, or $1,167,000, to $25,861,000 in the nine months. Sales of Italian ice and frozen juice treat and dessert sales to one customer were down $882,000 and $924,000 in the quarter and nine months compared to last year because of a product discontinuation. Churro sales to food service customers increased 2% to $3,419,000 in the third quarter and 3% to $9,644,000 in the nine months. Sales of bakery products increased $1,283,000 or 8% in the third quarter to $17,447,000 and increased $2,330,000 or 5% for the nine months.

      RETAIL SUPERMARKETS

           Sales of products to retail supermarkets increased
      $1,162,000 or 9% to $13,557,000 in the third quarter and were essentially unchanged from last year with sales of $28,689,000 in the nine months. Soft pretzel sales increased 10% to $6,344,000 for the quarter and increased 3% to $21,280,000 for the nine months. Sales of frozen juices and ices decreased $346,000 or 2% to $15,507,000 in the third quarter and $1,531,000 or 6% to $26,000,000 in the nine months. Case sales of frozen juices and ices products which were introduced last year decreased 70% in the quarter and 64% in the nine months which accounted for most of the decline in overall sales.
      THE RESTAURANT GROUP

           Sales of our Restaurant Group decreased 6% to $2,228,000 in the third quarter and 8% to $7,671,000 for the nine month period. The sales decreases were caused primarily by decreased mall traffic and the closing of unprofitable stores.

      FROZEN BEVERAGES

           Frozen beverage and related product sales decreased
      $1,878,000 or 5% to $32,902,000 in the third quarter and $1,417,000 or 2% to $79,906,000 in the nine months. Beverage sales alone decreased 3%, or $719,000, to $26,778,000 in the third quarter and 2%, or $1,486,000 to $61,120,000 for the nine months. Lower beverage sales to two customers accounted for more than the entire decrease in beverage sales for both periods. Managed service revenue decreased 21% to $3,784,000 in the third quarter and 2% to $6,994,000 in the nine months. Lower managed service revenue from one customer accounted for more than the entire decrease for both periods.


                                   18
      CONSOLIDATED

           Gross profit as a percentage of sales increased to 37% this year from 36% in last year's quarter and was at 33% for both years' nine months.

           Total operating expenses increased $1,401,000 in the third quarter and as a percentage of sales increased to 26% from 25% in last year's same quarter. For the nine months, operating expenses increased $1,831,000 but as a percentage of sales were 26% in both years. Marketing expenses were 14% of sales in both years' third quarter and decreased about 1/2 of 1 percent of sales to 14% in this year's nine months from 15% last year. Distribution expenses increased about 1/2 of 1 percent of sales in the third quarter to 8% of sales and were at 8% for both years' nine months. Administrative expenses as a percent of sales increased to 4% in the quarter from 3% last year and were 4% for the nine months in both years. Administrative expenses were impacted by higher legal expenses of approximately $400,000 in this year's quarter compared to last year.

           Depreciation and Amortization expense was lower by $1,904,000 in this year's quarter and by $4,533,000 in this year's nine month period compared to last year.

           Operating income increased $552,000 or 5% to $12,157,000 in the third quarter and $1,863,000 or 11% to $18,590,000 in the nine months.

           For the three and nine months, interest expense decreased $38,000 and $390,000, respectively, because we now have no outstanding long term debt.

           The effective income tax rate has been estimated at 36% for this years' periods and 35% for 2002 periods.

           Net earnings increased $290,000 or 4% in the three month period to $7,808,000 and increased 12% or $1,334,000 in the nine months this year from $10,676,000 last year.












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

                         PART II.  OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

            a)  Exhibits
                99.1 Certification Pursuant to the 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2 Certification Pursuant to the 18 U.S.C. Section 1350,
                     as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b) Reports on Form 8-K - A report on Form 8-K was filed on April 23, 2003.



































                                   21




                                SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J & J SNACK FOODS CORP.



      Dated:  July 22, 2003       /s/ Gerald B. Shreiber
                                  Gerald B. Shreiber
                                  President



      Dated:  July 22, 2003           /s/ Dennis G. Moore
                                  Dennis G. Moore
                                  Senior Vice President and
                                  Chief Financial Officer


























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

      Date:  July 22, 2003



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

      Date:  July 22, 2003



                                    /s/ Dennis G. Moore
                                    Chief Financial Officer




































      Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           In connection with the Quarterly Report of J & J Snack Foods Corp. (the "Company") on Form 10-Q for the quarter ended June 28, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Gerald B. Shreiber, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


      Dated:     July 22, 2003



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

                          CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           In connection with the Quarterly Report of J & J Snack Foods Corp. (the "Company") on Form 10-Q for the quarter ended June 28, 2003 filed with the Securities and Exchange Commission (the "Report"), I, Dennis G. Moore, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


      Dated:     July 22, 2003



                                    /s/ Dennis G. Moore
                                    Chief Financial Officer





      This certification has been furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and has not been filed as part of the Report or as a separate disclosure document.