Form 10-K
period 2003-09-27
J&J SNACK FOODS CORP
filed 2003-12-18
CIK 785956

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

            ( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2003

            (    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
            PERIOD FROM      TO

                             Commission File No. 0-14616

                               J & J SNACK FOODS CORP.
               (Exact name of registrant as specified in its charter)

                          New Jersey                     22-1935537
            (State or other jurisdiction of         (I.R.S.Employer
              corporation  or organization)       Identification No.)


                       6000 Central Highway                08109
                       Pennsauken, New Jersey              (Zip Code)
            (Address of principal executive offices)

            Registrant's telephone number, including Area Code:  (856)
            665-9533

            Securities Registered Pursuant to Section 12(b) of the Act:
            None

            Securities Registered Pursuant to Section 12(g) of the Act:
            Common Stock, no par value

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
            Form 10-K or any amendment to this Form 10-K.  Yes X   No ___

            As of December 8, 2003, the latest practicable date, 8,783,402 shares of the Registrant's common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $244,563,300 based on the last price on that date of $36.08 per share, which is an average of bid and asked prices.

                         DOCUMENTS INCORPORATED BY REFERENCE

                 The Registrant's 2003 Annual Report to Shareholders
            for the fiscal year ended September 27, 2003 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 5, 2004 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.


                               J & J SNACK FOODS CORP.
                            2003 FORM 10-K ANNUAL REPORT

                                  TABLE OF CONTENTS

                                                                  Page
                                       PART I

            Item 1  Business. . . . . . . . . . . . . . . . .       1
            Item 2  Properties. . . . . . . . . . . . . . . .       9
            Item 3  Legal Proceedings. . . . . . .. . . . . .      10
            Item 4  Submission Of Matters To A Vote Of Security
                    Holders. . . . . . . . . . . . .. . . . .      10

                                       PART II

            Item 5  Market For Registrant's Common Equity And
                    Related Stockholder Matters. . . . . . . .     11
            Item 6  Selected Financial Data. . . . . . . . . .     11
            Item 7  Management's Discussion And Analysis Of
                    Financial Condition And Results Of Operations  11
            Item 7a Quantitative And Qualitative Disclosures
                    About Market Risk. . . . . . . . . . . . .     12
            Item 8  Financial Statements And Supplementary Data    12
            Item 9  Changes In And Disagreements With Accountants
                    On Accounting And Financial Disclosure . .     13
            Item 9A Controls and Procedures. . . . . . . . . .     13

                                      PART III

            Item 10 Directors And Executive Officers Of The
                    Registrant . . . . . . . . . . . . . . . .     14
            Item 11 Executive Compensation . . . . . . . . . .     14
            Item 12 Security Ownership Of Certain Beneficial
                    Owners And Management. . . . . . . . . . .     15
            Item 13 Certain Relationships And Related Transactions 16
            Item 14 Principal Accounting Fees and Services . .     16

                                       PART IV

            Item 15 Exhibits, Financial Statement Schedules And
                    Reports On Form 8-K. . . . . . . . . . . .     16





                                       Part I
            Item 1. Business

            General

                 J & J Snack Foods Corp. (the ''Company'' or ''J & J'')
            manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. Its principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI'S, ICEE, BARQ'S*, CHILL, and MINUTE MAID** brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake, popcorn and bakery products. The Company's principal frozen beverage product is the ICEE brand frozen carbonated beverage.

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

            *  BARQ'S is a registered trademark of Barq's Inc.
            ** Minute Made is a registered trademark of the Coca-Cola
               Company.


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

            Retail Supermarkets

                 The primary products sold to the retail supermarket
            industry are soft pretzel products - including SUPERPRETZEL, frozen juice treats and desserts including LUIGI's Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade and ICEE Squeeze Up Tubes and TIO PEPE'S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

            Products

            Soft Pretzels

                 The Company's soft pretzels are sold under many brand
            names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 27% and 25% of the Company's revenue in fiscals 2003 and 2002, respectively.

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

                 The Company's principal marketing program in the Food
            Service segment includes supplying ovens, mobile merchandisers, display cases, warmers and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including combination warmer and display cases that reconstitute frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations and, as a result, customers are not required to make an investment in equipment.

            Frozen Juice Treats and Desserts

                 The Company's frozen juice treats and desserts are
            marketed under the LUIGI'S, ICEE, BARQ'S, MINUTE MAID, SHAPE-UPS, CHILL and MAMA TISH'S brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treat and dessert sales were 17% and 18% of the Company's revenue in fiscal years 2003 and 2002, respectively.

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

                 LUIGI'S Real Italian Ice and MAMA TISH'S Italian Ice
            and Sorbets are manufactured from water, sweeteners and fruit juice concentrates in various flavors and are packaged in plastic cups and in squeeze up tubes.

                 ICEE Squeeze Tubes are designed to capture the
            carbonated frozen taste of a traditional ICEE drink. They are packaged in three and four ounce squeeze up tubes.

                 MINUTE MAID soft frozen lemonade and fruit and cream
            swirl are packaged in squeeze up tubes and cups.

            Churros

                 The Company's frozen churros are sold primarily under
            the TIO PEPE'S brand name. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 4% of the Company's sales in both fiscals 2003 and 2002, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

            Bakery Products

                 The Company's bakery products are marketed under the
            MRS. GOODCOOKIE, CAMDEN CREEK BAKERY and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily cookies, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 18% of the Company's sales in fiscals 2003 and 2002.

            Frozen Beverages

                 The Company markets frozen beverages primarily under
            the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are ICEE SLUSH, JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in the Food Service, The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 25% of revenue in fiscal 2003 and 26% of revenue in fiscal 2002.

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

                 The Company provides managed service and/or products
            to approximately 41,000 Company owned and customer owned dispensers.

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

                 The Food Service, The Restaurant Group and the Frozen
            Beverages segments sell primarily to the food service industry. The Retail Supermarkets segment sells to the retail supermarket industry.

                 The Company's customers in the food service industry
            include snack bars and food stands in chain, department and mass merchandising stores such as Kmart, Wal-Mart and Target; malls and shopping centers; fast food outlets; The Company's customers in the food service industry include snack bars and food stands in chain, department and stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM and Wawa; movie theatres; warehouse club stores such as Sam's Club, Costco and B.J.'s; schools, colleges and other institutions; and independent retailers such as Mrs. Fields. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Sodexho and Delaware North. Machines and machine parts are sold to other food and beverage companies.
            Within the food service industry, the Company's products are purchased by the consumer primarily for consumption at the point-of-sale.

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

                 The Company's products are sold through a network of
            about 150 food brokers and over 1,000 independent sales distributors and the Company's own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; and Solon, Ohio. Frozen beverages are distributed from 89 Company managed warehouse and distribution facilities located in 42 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company's products are shipped in refrigerated and other vehicles from the Company's manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

            Seasonality

                 The Company's sales are seasonal because frozen
            beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months and sales of the Company's retail stores are generally higher in the Company's first quarter during the holiday shopping season.

            Trademarks and Patents

                 The Company has numerous trademarks, the most
            important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX and PRETZEL FILLERS for its pretzels products; FROSTAR, SHAPE-UPS, MAZZONE'S, MAMA TISH'S and LUIGI'S for its frozen juice treats and desserts; TIO PEPE'S for its churros; ARCTIC BLAST for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE and CAMDEN CREEK for its bakery products. The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

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

            Employees

                 The Company has approximately 2,300 full and part time
            employees as of September 27, 2003. Certain production and distribution employees at the Pennsauken, New Jersey plant are covered by a collective bargaining agreement which expires in September 2005. The Company considers its employee relations to be good.

            Item 2. Properties

                 The Company's primary east coast manufacturing
            facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company's corporate headquarters. This facility operates at approximately 80-90% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company also leases, through September 2011, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

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

                 The Company also leases approximately 100 warehouse
            and distribution facilities in 42 states, Mexico and Canada.

            Item 3. Legal Proceedings

                 The Company has no material pending legal proceedings,
            other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

            Item 4. Submission Of Matters To A Vote Of Security Holders

                 There were no matters submitted to a vote of the
            security holders during the quarter ended September 27, 2003.

                                       PART II

            Item 5. Market For Registrant's Common Equity And Related
                     Stockholder Matters

                 The Company's common stock is traded on the over-the-
            counter market on the NASDAQ National Market System under the symbol ''JJSF.'' The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 27, 2003 and September 28, 2002.

                                                    High      Low
              Fiscal 2002
              First quarter                       $26.25    $18.10
              Second quarter                       40.40     23.22
              Third quarter                        45.15     32.42
              Fourth quarter                       44.97     34.85

              Fiscal 2003
              First quarter                       $40.25    $30.27
              Second quarter                       37.85     25.31
              Third quarter                        34.00     28.65
              Fourth quarter                       37.67     29.33

                 On December 8, 2003, there were 8,783,402 shares of
            common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

                 The Company has never paid a cash dividend on its
            common stock and does not anticipate paying cash dividends in the foreseeable future.

                 For information on the Company's Equity Compensation
            Plans, please see Item 12 herein.

            Item 6. Selected Financial Data

                 The information set forth under the caption ''Financial
            Highlights'' of the 2003 Annual Report to Shareholders is incorporated herein by reference.

            Item 7. Management's Discussion And Analysis Of Financial
                    Condition And Results Of Operations

                 The information set forth under the caption
            ''Management's Discussion and Analysis of Financial
            Condition and Results of Operations'' of the 2003 Annual Report to Shareholders is incorporated herein by reference.

            Item 7a. Quantitative And Qualitative Disclosures About
                     Market Risk

                 The following is the Company's quantitative and
            qualitative analysis of its financial market risk:

            Interest Rate Sensitivity

                 The Company has in the past entered into interest rate
            swaps to limit its exposure to interest rate risk and may continue to do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 27, 2003, the Company had no interest rate swap contracts.

            Interest Rate Risk

               At September 27, 2003, the Company had no long-term debt
            obligations.

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

            Foreign Exchange Rate Risk

               The Company has not entered into any forward exchange
            contracts to hedge its foreign currency rate risk as of September 27, 2003 because it does not believe its foreign exchange exposure is significant.

            Item 8. Financial Statements And Supplementary Data

               The following consolidated financial statements of the
            Company set forth in the 2003 Annual Report to Shareholders are incorporated herein by reference:

                Consolidated Balance Sheets as of September 27, 2003 and
                  September 28, 2002

                Consolidated Statements of Earnings for the fiscal years
                  ended September 27, 2003, September 28, 2002 and September 29, 2001

                Consolidated Statement of Stockholders' Equity for the
                  three fiscal years ended September 27, 2003

                Consolidated Statements of Cash Flows for the fiscal
                  years ended September 27, 2003, September 28, 2002 and September 29, 2001

               Notes to Consolidated Financial Statements

               Report of Independent Certified Public Accounts

            Item 9. Changes In And Disagreements With Accountants On
                    Accounting And Financial Disclosure

               None.

            Item 9A.  Controls and Procedures

                      Quarterly evaluation of the Company's Disclosure
            and Internal Controls. The Company evaluated (i) the effectiveness of the design and operation of its disclosure controls and procedures (the ''Disclosure Controls'') as of the end of the period covered by this Form 10-K and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of its fiscal year. This evaluation (''Controls Evaluation'') was done under the supervision and with the participation of management, including the Chief Executive Officer (''CEO'') and Chief Financial Officer (''CFO'').

                      Limitations on the Effectiveness of Controls.  A
            control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

                      Conclusions.  Based upon the Controls Evaluation,
            the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the ''Internal Controls'') to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the quarter covered by this report.

                                      PART III

            Item 10. Directors And Executive Officers Of The Registrant

               Portions of the information concerning directors,
            appearing under the captions ''Information Concerning
            Nominees For Election To Board'' and ''Information Concerning Continuing Directors And Executive Officers'' in the
            Company's Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 5, 2004, is incorporated herein by reference.

               The Company has adopted a Code of Ethics pursuant to
            Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and other designated officers and employees.

            Item 11. Executive Compensation

                 Information concerning executive compensation
            appearing in the Company's Proxy Statement under the caption ''Management Remuneraton'' is incorporated herein by reference.

                 The following is a list of the executive officers of
            the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 5, 2004 or until their successors are duly elected.

                 Name            Age               Position

            Gerald B. Shreiber   62      Chairman of the Board,
                                         President, Chief Executive
                                         Officer and Director
            Dennis G. Moore      48      Senior Vice President, Chief
                                         Financial Officer, Secretary,
                                         Treasurer and Director
            Robert M. Radano     54      Senior Vice President,
                                         Sales, Chief Operating
                                         Officer and Director
            Dan Fachner          43      President of The ICEE Company
                                         Subsidiary
            Michael Karaban      57      Senior Vice President, Marketing

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

                 Michael Karaban has been an employee of the Company in
            charge of its marketing department since 1990 and in February 2002 was elected Senior Vice President, Marketing.

            Item 12. Security Ownership Of Certain Beneficial Owners And
                   Management

               Information concerning the security ownership of certain
            beneficial owners and management appearing in the Company's Proxy Statement under the caption ''Principal Shareholders'' is incorporated herein by reference.

               The following table details information regarding the
            Company's existing equity compensation plans as of September 27, 2003.

                             (a)            (b)            (c)
                                                         Number of
                                                         securities
                                                         remaining
                           Number of      Weighted-      available for
                           securities to  average        future
                           be issued      exercise       issuance
            Plan Category  upon exercise  price of       under equity
                           of             outstanding    compensation
                           outstanding    options,       plans
                           options,       warrants and   (excluding
                           warrants and   rights         securities
                           rights                        reflected in
                                                         column (a))

            Equity
            compensation
            plans          924,629        20.98          612,000
            approved by
            security
            holders

            Equity
            compensation
            plans not        -             -               -
            approved by
            security
            holders

            Total          924,629        20.98          612,000

            Item 13. Certain Relationships And Related Transactions

               None to Report.

            Item 14. Principal Accounting Fees and Services

               Information concerning the Principal Accounting Fees and
            Services in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

                                       PART IV

            Item 15. Exhibits, Financial Statement Schedules And
                   Reports On Form 8-K

               (a) Financial Statements

                  The following are incorporated by reference in Part
            II of this report:

               Report of Independent Certified Public Accountants
               Consolidated Balance Sheets as of September 27, 2003 and
                 September 28, 2002

               Consolidated Statements of Earnings for the fiscal years
                  ended September 27, 2003,September 28, 2002 and
                  September 29, 2001

               Consolidated Statement of Stockholders' Equity for the
                 three fiscal years ended September 27, 2003

               Consolidated Statements of Cash Flows for the fiscal
                  years ended September 27, 2003, September 28, 2002 and September 29, 2001

               Notes to Consolidated Financial Statements

               Financial Statement Schedule

                  The following are included in Part IV of this
               report:
                                                               Page
                  Report of Independent Certified Public
                     Accounts on Schedule                        25
                  Schedule:
                     II.  Value and Qualifying Accounts          26

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

                10.2*J & J Snack Foods Corp. Stock Option Plan.
                     (Incorporated by reference from the Company's Definitive Proxy Statement dated December 19, 2002.)

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

               10.8* J & J Snack Foods Corp. Employee Stock Purchase plan (Incorporated by reference from the Company's Form S-8 dated May 16, 1996).

               10.11 Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company's Form 10-K dated December 18, 2002).

               10.12* Fourth and Fifth Amendments to the J & J Snack
                      Foods Corp. 401(k) Profit Sharing Plan.
                      (Incorporated by reference from the Company's Form 10-K dated December 18, 2002).

               13.1 Company's 2003 Annual Report to Shareholders (except for the captions and information thereof expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Securities and Exchange Commission and is not deemed ''filed'' as part of the Form 10-K.) (Page 27.)

               14.0 Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. (Page 64-70.)

               22.1   Subsidiaries of J & J Snack Foods Corp. (Page
                      71.)

               24.1   Consent of Independent Certified Public
                      Accountants. (Page 72.)

               31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Page 21-22.)

               31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Page 23-24.)

               99.5 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The
                      Sarbanes-Oxley Act of 2002. (Page 73.)

            *Compensatory Plan

            (b) Reports on Form 8-K

                Reports on Form 8-K were filed on July 23, 2003 and November 5, 2003.

                                     SIGNATURES


                 Pursuant to the requirements of Section 13(a) or 15(d)
            of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     J & J SNACK FOODS CORP.



            December 18, 2003          By /s/ Gerald B. Shreiber
                                       Gerald B. Shreiber,
                                       Chairman of the Board,
                                       President, Chief Executive
                                       Officer and Director

               Pursuant to the requirements of the Securities Exchange
            Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            December 18, 2003           /s/ Robert M. Radano
                                        Robert M. Radano, Senior Vice
                                        President, Sales, Chief
                                        Operating Officer and Director


            December 18, 2003           /s/ Dennis G. Moore
                                        Dennis G. Moore, Senior Vice
                                        President, Chief Financial
                                        Officer and Director

            December 18, 2003           /s/ Sidney R. Brown
                                        Sidney R. Brown, Director

            December 18, 2003           /s/ Peter G. Stanley
                                        Peter G. Stanley, Director

            December 18, 2003           /s/ Leonard M. Lodish
                                        Leonard M. Lodish, Director

                      REPORT OF INDEPENDENT CERTIFIED PUBLIC
                               ACCOUNTANTS ON SCHEDULE





            Board of Directors J & J Snack Foods Corp.


                 In connection with our audit of the consolidated
            financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 5, 2003 which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three fiscal years in the period ended September 27, 2003 (52 weeks, 52 weeks and 52 weeks, respectively). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                     /s/ GRANT THORNTON LLP


            Philadelphia, Pennsylvania
            November 5, 2003




















                                         25





      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                   Opening  Charged to               Closing
     Year       Description        Balance   expense    Deductions   Balance

     2003 Allowance for doubtful
          accounts                $1,839,000 $556,000 $1,404,000(1) $  991,000

     2002 Allowance for doubtful
          accounts                 1,672,000  372,000    205,000(1)  1,839,000

     2001 Allowance for doubtful
          accounts                 1,573,000  438,000    339,000(1)  1,672,000



     (1) Write-off uncollectible accounts receivable.










                                              26