Form 10-Q
period 2003-12-27
J&J SNACK FOODS CORP
filed 2004-01-21
CIK 785956

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

                                (Mark One)

      X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended December 27, 2003

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

      As of January 15, 2004, there were 8,800,678 shares of the Registrant's Common Stock outstanding.
                                  INDEX




                                                            Page
                                                           Number

      Part I.    Financial Information

        Item l.  Consolidated Financial Statements

          Consolidated Balance Sheets - December 27, 2003
           (unaudited) and September 27, 2003                  3

          Consolidated Statements of Operations - Three
           Months Ended December 27, 2003 and December
           28, 2002 (unaudited)                                5

          Consolidated Statements of Cash Flows - Three
           Months Ended December 27, 2003 and December
           28, 2002 (unaudited)                                6

           Notes to the Consolidated Financial Statements      7

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                  17

        Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                           19

        Item 4.  Controls and Procedures                      19

      Part II.   Other Information

        Item 6.  Exhibits and Reports on Form 8-K             21
                  PART I. FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                   J & J SNACK FOODS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              (in thousands)

      ASSETS
                                   December 27,     September 27,
                                       2003           2003
                                    (Unaudited)
      Current assets
       Cash and cash equivalents       $ 40,243        $ 37,694
       Accounts receivable               32,349          38,161
       Inventories                       25,250          23,202
       Prepaid expenses and other         1,154           1,348

                                         98,996         100,405
      Property, plant and equipment,
       at cost
        Land                                606             606
        Buildings                         5,106           5,106
        Plant machinery and
         equipment                       93,552          93,122
        Marketing equipment             174,285         173,360
        Transportation equipment            934             909
        Office equipment                  7,699           7,394
        Improvements                     15,759          15,654
        Construction in progress          2,767           2,458
                                        300,708         298,609
         Less accumulated deprecia-
          tion and amortization         216,094         211,494

                                         84,614          87,115

      Other assets
        Goodwill, less accumulated
          amortization                   46,529          45,850
        Other intangible assets,
          less accumulated
          amortization                    1,154           1,231
        Long term investment
          securities held to
          maturity                            -             275
        Sundry                            2,185           1,807
                                         49,868          49,163
                                       $233,478        $236,683

      See accompanying notes to the consolidated financial statements.

                                    3


                   J & J SNACK FOODS CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - Continued
                              (in thousands)



        LIABILITIES AND               December 27,     September 27,
      STOCKHOLDERS' EQUITY                2003            2003
                                   (unaudited)
      Current liabilities
        Accounts payable               $ 24,420        $ 27,252
        Accrued liabilities              10,338          12,806

                                         34,758          40,058


      Deferred income taxes              13,374          13,374
      Other long-term liabilities           644             687
                                         14,018          14,061

      Stockholders' equity
      Capital stock
        Preferred, $1 par value;
          authorized, 5,000
          shares; none issued                 -               -
        Common, no par value;
          authorized 25,000
          shares; issued and
          outstanding, 8,784
          and 8,757, respectively         28,523          28,143
      Accumulated other comprehen-
        sive loss                        (2,024)         (1,957)
      Retained earnings                  158,203         156,378

                                         184,702         182,564
                                        $233,478        $236,683


      See accompanying notes to the consolidated financial statements.











                                    4


                   J & J SNACK FOODS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                   (in thousands, except per share amounts)

                                       Three Months Ended
                                    December 27,     December 28,
                                       2003          2002

      Net Sales                         $79,945         $77,244

      Cost of goods sold                 55,307          55,179

        Gross profit                     24,638          22,065

      Operating expenses
        Marketing                        11,224          10,863
        Distribution                      6,960           6,128
        Administrative                    3,708           3,322
        Other general income                (33)            (58)
                                         21,859          20,255
      Operating income                    2,779           1,810

      Other income (expenses)
        Investment income                   117              98
        Interest expense                    (29)            (32)


        Earnings before
         income taxes                     2,867           1,876

      Income taxes                        1,042             675

        NET EARNINGS                    $ 1,825         $ 1,201

      Earnings per diluted
        share                             $ .20           $ .13

      Weighted average number
        of diluted shares                 9,039           9,235

      Earnings per basic share            $ .21           $ .14

      Weighted average number
        of basic shares                   8,792           8,730

      See accompanying notes to the consolidated financial statements.



                                    5


                   J & J SNACK FOODS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited) (in thousands)

                                          Three Months Ended
                                       December 27,  December 28,
                                           2003         2002
      Operating activities:
        Net earnings                       $ 1,825      $ 1,201
      Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
        Depreciation and amortization
         of fixed assets                     5,872        7,019
        Amortization of intangibles
         and deferred costs                    194          189
        Other                                  (35)        (249)
        Changes in assets and liabilities,
         net of effects from purchase of
         companies
          Decrease in accounts receivable    5,814        6,370
          Increase in inventories           (1,985)      (1,386)
          Decrease (increase) in
           prepaid expenses                    194         (404)
          Decrease in accounts payable
           and accrued liabilities          (5,342)      (7,229)
        Net cash provided by operating
         activities                          6,537        5,511
      Investing activities:
       Purchase of property, plant
        and equipment                       (3,252)      (3,196)
       Payments for purchase of companies,
        net of cash acquired                (1,631)           -
       Proceeds from investments
        held to maturity                       275          150
       Proceeds from disposal of
        property and equipment                 200        1,640
       Other                                    40         (189)
       Net cash used in investing
        activities                          (4,368)      (1,595)
      Financing activities:
       Proceeds from issuance of stock         380            -
        Net cash provided by
         financing activities                  380            -
        Net increase in cash
         and cash equivalents                2,549        3,916
      Cash and cash equivalents at
       beginning of period                  37,694       14,158
      Cash and cash equivalents at
       end of period                       $40,243      $18,074

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

              The results of operations for the three months ended December 27, 2003 and December 28, 2002 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

              While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended September 27, 2003.

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

      Note 3 Depreciation of equipment and buildings is provided for by the straight-line method over the assets' estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets' estimated useful lives, whichever is shorter. Licenses and rights arising from acquisitions are amortized by the
                                              7


              straight-line method over periods ranging from 4 to 20 years.

      Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                            Three Months Ended December 27, 2003
                              Income        Shares     Per Share
                            (Numerator)   (Denominator)    Amount
                         (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders      $1,825      8,792        $ .21

      Effect of Dilutive Securities
      Options                           -        247         (.01)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions         $1,825      9,039        $ .20

      92,394 anti-dilutive weighted shares have been excluded in the computation of the three months ended December 27, 2003 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

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

              At December 27, 2003, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                          Three Months Ended
                                       December 27,   December 28,
                                          2003          2002
                                          (in thousands, except
                                             per share amounts)

      Net income,
       as reported                        $1,825        $1,201

      Less: stock-based
       compensation
       costs determined
       under fair value
       based method for
       all awards                            281           341

      Net income, pro
       forma                              $1,544        $  860

      Earnings per share
       of common stock -
       basic:
        As reported                        $ .21         $ .14
        Pro forma                          $ .18         $ .09

      Earnings per share
       of common stock -
       diluted:
        As reported                        $ .20         $ .13
        Pro forma                          $ .17         $ .09


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2003 and fiscal 2004: expected volatility of 43% and 36%; risk-free interest rate of 3.07% and rates ranging between 2.27% and 3.49%; and expected lives ranging between 5 and 10 years.

      Note 6 In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
              45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

              We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

              In January 2002, the FASB issued Interpertation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2002, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2002. The adoption of FIN 46 did not have a material effect on our consolidated financial position, results of operations, or cash flows.

              On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

              Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

      Note 7  Inventories consist of the following:

                                        December 27,  September 27,
                                           2003         2003
                                        (unaudited)
                                             (in thousands)
             Finished goods                  $11,637      $10,537
             Raw materials                     3,232        2,775
             Packaging materials               3,166        2,975
             Equipment parts & other           7,215        6,915
                                             $25,250      $23,202

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

              Food Service

              The primary products sold by the food service group are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

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

                                 Three Months Ended
                            December 27,     December 28,
                                2003          2002
                                (in thousands)
      Sales to external customers:
        Food Service            $ 47,941         $ 43,806
        Retail Supermarket         6,277            5,739
        The Restaurant Group       2,568            3,090
        Frozen Beverages          23,159           24,609
                                $ 79,945         $ 77,244

      Depreciation and Amortization:
        Food Service            $  3,282         $  3,340
        Retail Supermarket             -                -
        The Restaurant Group         111              157
        Frozen Beverages           2,673            3,711
                                $  6,066         $  7,208

      Operating Income(Loss):
        Food Service            $  2,848         $  2,663
        Retail Supermarket            59             (414)
        The Restaurant Group          52              130
        Frozen Beverages            (180)            (569)
                                $  2,779         $  1,810

      Capital Expenditures:
        Food Service            $  1,236         $  1,398
        Retail Supermarket             -                -
        The Restaurant Group           9               20
        Frozen Beverages           2,007            1,778
                                $  3,252         $  3,196

      Assets:
        Food Service            $149,318         $128,690
        Retail Supermarket             -                -
        Restaurant Group           2,292            2,815
        Frozen Beverages          81,868           82,474
                                $233,478         $213,979


      Note 9  We follow SFAS No. 142 "Goodwill and Intangible Assets."
              SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

              Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. Each of the segments have goodwill and indefinite lived intangible assets.

           The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of December 27, 2003 are as follows:

                                Gross                  Net
                                Carrying   Accumulated    Carrying
                                 Amount   Amortization   Amount
                                         (in thousands)
      FOOD SERVICE

      Amortized intangible assets
        Licenses and rights         $2,066      $981       $1,085

      RETAIL SUPERMARKETS

      Amortized intangible assets
        Licenses and rights         $    -      $  -       $    -

      THE RESTAURANT GROUP

      Amortized intangible assets
        Licenses and rights         $   20      $ 20       $    -

      FROZEN BEVERAGES

      Amortized intangible assets
        Licenses and rights         $  201      $132       $   69

           Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 27, 2003. Aggregate amortization expense of intangible assets for the 3 months ended December 27, 2003 and December 28, 2002 was $78,000 and $78,000, respectively.

           Estimated amortization expense for the next five fiscal years is approximately $300,000 in 2004, $200,000 in 2005 and $140,000 in 2006,
      2007 and 2008.

      Goodwill

           The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                     Food     Retail     Restaurant  Frozen
                     Service Supermarket     Group    Beverages  Total
                                    (in thousands)
      Balance at
       December 27,
         2003         $14,241    $ -       $438      $31,850  $46,529

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

           In the quarters ended December 27, 2003 and December 28, 2002 fluctuations in the valuation of the Mexican peso caused a decrease of $67,000 and an decrease of $29,000 in stockholders' equity, respectively, because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary.

           On January 5, 2004, we acquired the assets of Country Home Bakers, Inc. for approximately $13 million in cash. Country Home Bakers, Inc., with its manufacturing facility in Atlanta, GA, manufactures and distributes bakery products to the food service and supermarket industries. Its product line includes cookies, biscuits, and frozen doughs sold under the names READI-BAKE, COUNTRY HOME and private labels sold through supermarket in-store bakeries. Total annual sales are estimated to be approximately $55 million.

           Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 27, 2003.

      Results of Operations

           Net sales increased $2,701,000 or 3% to $79,945,000 for the three months ended December 27, 2003 compared to the three months ended December 28, 2002.

      FOOD SERVICE

           Sales to food service customers increased $4,135,000 or 9% in the first quarter to $47,941,000. Soft pretzel sales increased $1,576,000 or 9% from last year to $18,884,000 in this year's quarter due primarily to increased sales of PRETZEL FILLERS to one customer. Italian ice and frozen juice treat and dessert sales increased 9% to $5,652,000 in the three months primarily due to increased sales to school food service. Churro sales to food service customers increased 2% to $3,183,000 in the quarter. Sales of bakery products increased 11% to $19,080,000 from $17,152,000 last year due to increased sales across our customer base.

      RETAIL SUPERMARKETS

           Sales of products to retail supermarkets increased
      $538,000 or 9% in the first quarter. Soft pretzel sales for the first quarter were up 13% to $4,207,000 due mainly to sales of our recently introduced PRETZELFILS. Sales of frozen juices and ices increased $147,000 or 6% to $2,490,000 in the quarter due to lower trade spending; case sales of frozen juices and ices were down approximately 12% in the quarter.

      THE RESTAURANT GROUP

           Sales of our Restaurant Group decreased 17% to $2,568,000 in the first quarter. The sales decrease was caused primarily by decreased mall traffic and the closing of unprofitable stores.

      FROZEN BEVERAGES

           Frozen beverage and related product sales decreased
      $1,450,000 or 6% to $23,159,000 in the first quarter. Excluding the sale of equipment to one customer in last year's quarter, sales would have been down about 1/2 of 1% of sales. Beverage sales alone decreased 2% to $17,411,000 for the quarter. Lower sales to one customer accounted for the entire decrease in beverage sales. Service revenue increased $883,000 or 27% from the first quarter of fiscal year 2003 to $4,115,000 in this year's first quarter.

      CONSOLIDATED

           Gross profit as a percentage of sales increased two percentage points to 31% from 29% from last year. The increase was caused primarily by a lower level of allowances in our retail supermarket business and reduced depreciation of our frozen beverage dispensing machines.

           Total operating expenses increased $1,604,000 in the first quarter and as a percentage of sales increased to 27% from 26% in last year's same quarter. Marketing expenses were 14% of sales in both year's first quarter. Distribution expenses increased to 9% of sales from 8% last year. The increase was caused by higher fuel and trucking costs and shifts in product mix. Administrative expenses increased about 1/3 of 1% as a percentage of sales to 5% this year due to attorney costs.

           Operating income increased 54% to $2,779,000 this year from $1,810,000 a year ago.

           The effective income tax rate has been estimated at 36% this year.

           Net earnings increased 52% to $1,825,000 in this year's first quarter compared to net earnings of $1,201,000 in the year ago period.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

              There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2003 annual report on Form 10-K filed with the SEC.

      Item 4. Controls and Procedures

              Quarterly evaluation of the Company's Disclosure and Internal Controls. The Company evaluated (i) the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-Q and (ii) any changes in internal controls over financial reporting that occurred during the first quarter of its fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

              Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the quarter covered by this report.

                         PART II.  OTHER INFORMATION



      Item 6. Exhibits and Reports on Form 8-K

            a)  Exhibits

              31.1 &  Certification Pursuant to Section 302 of
              31.2    the Sarbanes-Oxley Act of 2002

              99.5 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b) Reports on Form 8-K - Reports on Form 8-K were filed on November 5, 2003 and December 23, 2003.

                                SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      J & J SNACK FOODS CORP.



      Dated:  January 22, 2004        /s/ Gerald B. Shreiber
                                      Gerald B. Shreiber
                                      President



      Dated:  January 22, 2004        /s/ Dennis G. Moore
                                      Dennis G. Moore
                                      Senior Vice President and
                                      Chief Financial Officer