Form 10-Q
period 2004-03-27
J&J SNACK FOODS CORP
filed 2004-04-20
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

       X Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the period ended March 27, 2004

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

       As of April 20, 2004, there were 8,910,940 shares of the Registrant's Common Stock outstanding.


                                   INDEX




                                                             Page
                                                            Number
       Part I.   Financial Information

         Item l. Consolidated Financial Statements

           Consolidated Balance Sheets March 27, 2004
            (unaudited) and September 27, 2003                3

           Consolidated Statements of Operations Three
            Months and Six Months Ended March 27, 2004
            and March 29, 2003 (unaudited)                    5

           Consolidated Statements of Cash Flows Six
            Months Ended March 27, 2004 and March 29,
            2003 (unaudited)                                  6

            Notes to the Consolidated Financial Statements    7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                18

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                         21

         Item 4. Controls and Procedures                     21

       Part II.  Other Information
         Item 4. Submission of Matters to a Vote of
                  Security Holders                           23

         Item 6. Exhibits and Reports on Form 8-K            23
                   PART I. FINANCIAL INFORMATION

       Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                             ASSETS
                                     March 27,    September 27,
                                         2004           2003
                                     (Unaudited)
       Current assets
        Cash and cash equivalents     $ 34,665       $ 37,694
        Accounts receivable             41,665         38,161
        Inventories                     29,129         23,202
        Prepaid expenses and other       1,567          1,348
                                       107,026        100,405
       Property, plant and equipment,
        at cost
         Land                              606            606
         Buildings                       5,106          5,106
         Plant machinery and
          equipment                     98,824         93,122
         Marketing equipment           175,743        173,360
         Transportation equipment          950            909
         Office equipment                8,181          7,394
         Improvements                   15,069         15,654
         Construction in progress        3,910          2,458
                                       308,389        298,609
          Less accumulated deprecia-
           tion and amortization       219,525        211,494

                                        88,864         87,115

       Other assets
         Goodwill                       46,477         45,850
         Other intangible assets,
           less accumulated
           amortization                  2,656          1,231
         Long term investment
            securities held to
           maturity                          -            275
         Other                           1,577          1,807
                                        50,710         49,163
                                      $246,600       $236,683

       See accompanying notes to the consolidated financial statements.

                                     3
                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS Continued
                              (in thousands)



         LIABILITIES AND               March 27,   September 27,
       STOCKHOLDERS' EQUITY             2004            2003
                                     (Unaudited)

       Current liabilities
         Accounts payable              $ 30,889       $ 27,252
         Accrued liabilities             11,690         12,806

                                         42,579         40,058


       Deferred income taxes             13,374         13,374
       Other long-term liabilities          598            687
                                         13,972         14,061

       Stockholders' equity
       Capital stock
         Preferred, $1 par value;
           authorized, 5,000
           shares; none issued                -              -
         Common, no par value;
           authorized 25,000
           shares; issued and
           outstanding, 8,906
           and 8,757, respectively       30,479         28,143
       Accumulated other comprehen-
         sive loss                       (1,975)        (1,957)
       Retained earnings                161,545        156,378

                                        190,049        182,564
                                       $246,600       $236,683


       See accompanying notes to the consolidated financial statements.











                                     4
                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (in thousands, except per share amounts)

                           Three months ended  Six months ended
                          March 27, March 29, March 27, March 29,
                            2004      2003      2004      2003

       Net Sales            $95,214   $81,408 $175,159  $158,652

       Cost of goods sold    64,468    54,532  119,775   109,711
         Gross profit        30,746    26,876   55,384    48,941

       Operating expenses
         Marketing           12,898    11,870   24,122    22,733
         Distribution         7,889     6,490   14,849    12,618
         Administrative       4,633     3,887    8,341     7,209
         Other general
          (income) expense      203         6      170       (52)
                             25,623    22,253   47,482    42,508

       Operating income       5,123     4,623    7,902     6,433

       Other income (expenses)
         Investment income      112        88      229       186
         Interest expense       (28)      (22)      (57)      (54)


         Earnings before
          income taxes        5,207     4,689    8,074     6,565

       Income taxes           1,865     1,688    2,907     2,363

         NET EARNINGS       $ 3,342   $ 3,001 $  5,167  $  4,202

       Earnings per
         diluted share         $.36      $.33     $.57      $.46

       Weighted average number
         of diluted shares    9,170     9,069    9,105     9,152

       Earnings per basic
         share                 $.38      $.34     $.58     $ .48

       Weighted average number
         of basic shares      8,877     8,737    8,834     8,734

       See accompanying notes to the consolidated financial statements.



                                     5
                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited) (in thousands)
                                            Six months ended
                                          March 27,   March 29,
                                            2004        2003
       Operating activities:
         Net earnings                      $  5,167    $  4,202
       Adjustments to reconcile net
        earnings to net cash
        provided by operating activities:
         Depreciation and amortization
          of fixed assets                    11,688      12,836
         Amortization of intangibles
          and deferred costs                    474         384
         Other                                   83        (291)
         Changes in assets and liabilities,
          net of effects from purchase of
          companies
           (Increase)decrease in accounts
            receivable                       (1,059)      2,181
           Increase in inventories           (2,225)     (4,812)
           Increase in prepaid expenses        (130)       (210)
           Increase in accounts payable
            and accrued liabilities           1,254         103
         Net cash provided by operating
          activities                         15,252      14,393
       Investing activities:
        Purchases of property, plant
         and equipment                       (8,482)     (8,262)
        Payments for purchase of companies,
         net of cash acquired               (12,668)          -
        Proceeds from investments
         held to maturity                       275         305
        Proceeds from disposals of
         property and equipment                 424       1,880
        Other                                    24        (200)
        Net cash used in investing
         activities                         (20,427)     (6,277)
       Financing activities:
        Proceeds from issuance of stock       2,146         882
        Payments to repurchase common stock       -      (6,210)
         Net cash provided by (used in)
          financing activities                2,146      (5,328)
         Net (decrease) increase in cash
          and cash equivalents               (3,029)      2,788
       Cash and cash equivalents at
        beginning of period                  37,694      14,158
       Cash and cash equivalents at
        end of period                      $ 34,665    $ 16,946

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

               The results of operations for the three months and six months ended March 27, 2004 and March 29, 2003 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

               While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 27, 2003.

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

       Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                               Three Months Ended March 27, 2004
                               Income       Shares    Per Share
                             (Numerator)  (Denominator)  Amount
                         (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $3,342     8,877       $.38

       Effect of Dilutive Securities
       Options                        -       293       (.02)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $3,342     9,170       $.36



                               Six Months Ended March 27, 2004
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                         (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $5,167     8,834       $.58

       Effect of Dilutive Securities
       Options                        -       271       (.01)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $5,167     9,105       $.57

       92,394 anti-dilutive weighted shares have been excluded in the computation of the six months ended March 27, 2004 diluted EPS because the options' exercise price is greater than the average market price of the common stock.






                                     8
                              Three Months Ended March 29, 2003
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                         (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $ 3,001     8,737      $.34

       Effect of Dilutive Securities
       Options                         -       332      (.01)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
         assumed conversions      $3,001     9,069      $.33

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

       Note 5 The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures



                                     9
               compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees".
               Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

               At March 27, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

























                                    10
                           Three Months Ended   Six Months Ended
                          March 27, March 29, March 27, March 29,
                             2004      2003      2004      2003
       Net income,
        as reported       $3,342    $3,001    $5,167    $4,202

       Less: stock-based
        compensation
        costs determined
        under fair value
        based method for
        all awards           287       325       573       666

       Net income, pro
        forma             $3,055    $2,676    $4,594    $3,536

       Earnings per share
        of common stock -
        basic:
         As reported      $  .38    $  .34    $  .58    $  .48
         Pro forma        $  .34    $  .31    $  .52    $  .40

       Earnings per share
        of common stock
        diluted:
         As reported      $  .36    $  .33    $  .57    $  .46
         Pro forma        $  .33    $  .30    $  .50    $  .39

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2003 and fiscal 2004: expected volatility of 43% and 15%; risk-free interest rates of 3.07% and 3.24%; and expected lives ranging between 5 and 10 years.

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

               We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has


                                    11
               certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

               In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN
               46). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
               (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no variable interest entities.

               In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (SPE). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. We adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no SPE's.

               On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

                                    12
               Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

       Note 7  Inventories consist of the following:

                                          March 27,  September 27,
                                            2004        2003
                                              (in thousands)
                                               (unaudited)

              Finished goods                $15,169      $10,537
              Raw materials                   3,335        2,775
              Packaging materials             2,918        2,975
              Equipment parts & other         7,707        6,915
                                            $29,129      $23,202

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

              Food Service

               The primary products sold to the food service group are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and

                                    13
               sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

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









                                    14
                          Three Months Ended   Six Months Ended
                          March 27, March 29, March 27, March 29,
                            2004      2003      2004      2003
                                     (in thousands)
       Sales to External Customers:
         Food Service      $ 60,747  $ 47,267  $108,688  $ 91,073
         Retail Supermarket   9,289     9,393    15,566    15,132
         Restaurant Group     1,971     2,353     4,539     5,443
         Frozen Beverages    23,207    22,395    46,366    47,004
                           $ 95,214  $ 81,408  $175,159  $158,652

       Depreciation and Amortization:
         Food Service      $  3,506  $  3,271  $  6,788  $  6,611
         Retail Supermarket     -         -         -         -
         Restaurant Group        99       147       210       304
         Frozen Beverages     2,491     2,594     5,164     6,305
                           $  6,096  $  6,012  $ 12,162  $ 13,220

       Operating Income(Loss):
         Food Service      $  5,297  $  4,869  $  8,145  $  7,532
         Retail Supermarket     717       560       776       146
         Restaurant Group      (466)     (313)     (414)     (183)
         Frozen Beverages      (425)     (493)     (605)   (1,062)
                           $  5,123  $  4,623  $  7,902  $  6,433

       Capital Expenditures:
         Food Service      $  2,466  $  2,869  $  3,702  $  4,267
         Retail Supermarket     -         -         -         -
         Restaurant Group         6        28        15        48
         Frozen Beverages     2,758     2,169     4,765     3,947
                           $  5,230  $  5,066  $  8,482  $  8,262

       Assets:
         Food Service      $162,166  $136,172  $162,166  $136,172
         Retail Supermarket     -         -         -         -
         Restaurant Group     1,654     2,542     1,654     2,542
         Frozen Beverages    82,780    80,199    82,780    80,199
                           $246,600  $218,913  $246,600  $218,913

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


                                    15
          The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 27, 2004 are as follows:
                                  Gross                     Net
                                 Carrying  Accumulated    Carrying
                                  Amount  Amortization     Amount
                                          (in thousands)

       FOOD SERVICE

       Amortized intangible assets
         Licenses and rights       $3,730       $1,137     $2,593

       RETAIL SUPERMARKETS

       Amortized intangible assets
         Licenses and rights       $    -       $    -     $    -


       THE RESTAURANT GROUP

       Amortized Intangible Assets
         Licenses and rights       $   20       $   20     $    -

       FROZEN BEVERAGES

       Amortized intangible assets
         Licenses and rights       $  201       $  138     $   63

            Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. The gross carrying amount of intangible assets for the three and six months ended March 27, 2004 increased by $1,663,000 related to the acquisition of Country Home Bakers, Inc. Aggregate amortization expense of intangible assets for the three months ended March 27, 2004 and March 29, 2003 was $161,000 and $77,000,
       respectively and for the six months ended March 27, 2004 and March 29, 2003 was $239,000 and $155,000, respectively.

            Estimated amortization expense for the next five fiscal years is approximately $570,000 in 2004 and 2005, and $500,000 in 2006, 2007 and 2008.








                                    16
        Goodwill

            The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                      Food    Retail    Restaurant Frozen
                      Service Supermarket  Group   Beverages Total
                                     (in thousands)
       Balance at
        March 27,
          2004        $14,241    $ -       $386    $31,850  $46,477









































                                    17
        Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

       Liquidity and Capital Resources

            Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

            In the three months ended March 27, 2004 and March 29, 2003, fluctuations in the valuation of the Mexican peso caused an increase of $49,000 and a decrease of $70,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the six month periods, there was a decrease of $18,000 in fiscal year 2004 and a decrease of $99,000 in fiscal year 2003.

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

            Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 27, 2004. The expiration date of the credit line has been extended to December 2006.

       Results of Operations

            Net sales increased $13,806,000 or 17% for the three months to $95,214,000 and $16,507,000 or 10% to
       $175,159,000 for the six months ended March 27, 2004 compared to the three and six months ended March 29, 2003. Excluding sales from the acquisition of Country Home Bakers, Inc. in January 2004, net sales increased $1,991,000 or 2% for the three months and $4,692,000 or 3% for the six months ended March 27, 2004 compared to the three and six months ended March 29, 2003.



                                    18
        FOOD SERVICE

            Sales to food service customers increased $13,480,000 or 29% in the second quarter to $60,747,000 and increased $17,615,000 or 19% for the six months. Excluding sales from the acquisition of Country Home Bakers, Inc., sales to food service customers increased $1,665,000, or 4% in the second quarter and increased $5,800,000, or 6% for the six months. Soft pretzel sales to the food service market decreased 1% to $20,357,000 in the second quarter and increased 4% to $39,241,000 in the six months. The 1% decrease in pretzel sales for the quarter compares to a 19% increase in the year ago quarter and resulted from a drop-off in sales to one customer which had increased significantly in the year ago quarter. Italian ice and frozen juice treat and dessert sales decreased 12% to $6,763,000 in the three months and 4% to $12,415,000 in the six months due to decreased sales to warehouse club stores who have replaced some of our products with low carb products. Churro sales to food service customers increased 3% to $3,199,000 in the second quarter and were up 3% to $6,382,000 in the six months. Sales of bakery products increased $14,475,000 or 97% in the second quarter to $29,358,000 and increased $16,403,000 or 51% for the six months. Excluding sales from the acquisition of Country Home Bakers, Inc., sales of bakery products increased $2,660,000 or 18% in the second quarter and $4,588,000 or 14% for the six months due to increased sales to existing customers and sales to new customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

       RETAIL SUPERMARKETS

            Sales of products to retail supermarkets decreased $104,000 or 1% to $9,289,000 in the second quarter and increased 3% to $15,566,000 in the first half. Soft pretzel sales for the second quarter were up 3% to $5,774,000 and were up 7% to $9,981,000 for the six months due mainly to sales of our recently introduced PRETZELFILS. Sales of frozen juices and ices decreased $141,000 or 4% to $3,848,000 in the second quarter and were essentially unchanged at $6,338,000 in the first half, although case sales of frozen juices and ices were down about 12% for the quarter and six months.

       THE RESTAURANT GROUP

            Sales of our Restaurant Group decreased 16% to $1,971,000 in the second quarter and 17% to $4,539,000 for the six month period. The sales decreases were caused primarily by decreased mall traffic and the closing or licensing of unprofitable stores. During the quarter, eight

                                    19
       stores were closed or licensed to others, leaving a total of 38 open at quarter end. Operating income was impacted during the quarter by approximately $160,000 of closing costs.

       FROZEN BEVERAGES

            Frozen beverage and related product sales increased 4% to $23,207,000 in the second quarter and decreased $638,000 or 1% to $46,366,000 in the six month period. Excluding the sale of equipment to one customer in last year's first quarter, sales would have been up about 2% for the six months. Beverage sales alone increased 6% to $17,629,000 in the second quarter and 2% to $35,040,000 in the six months. Service revenue increased 2% to $3,898,000 in the second quarter and 14% to $8,013,000 for the six months.

       CONSOLIDATED

            Gross profit as a percentage of sales decreased to 32% in the current year's three month period from 33% last year and increased to 32% in the six months period from 31% a year ago. The decrease in the second quarter resulted primarily from increased sales of bakery products. The increase in the six months was caused primarily by a lower level of allowances in our retail supermarket business and reduced depreciation of our frozen beverage dispensing machines.

            Total operating expenses increased $3,370,000 in the second quarter but as a percentage of sales remained at 27%. For the first half, operating expenses increased $4,974,000 but as a percentage of sales also remained at 27%. Marketing expenses decreased to 14% of sales in the second quarter from 15% last year and were 14% of sales in both years' six month periods. Distribution expenses were 8% of sales in all periods and Administrative expenses as a percent of sales were 5% for all periods.

            Operating income increased $500,000 or 11% to $5,123,000 in the second quarter and $1,469,000 or 23% to $7,902,000 in the first half.

            Operating income was impacted by approximately $800,000 of higher group medical insurance costs in the first six months of the year compared to last year; we expect these costs to continue to increase for the foreseeable future. The trend in commodity costs has overall been moderately unfavorable; although recent sharp increases in the price of eggs, shortening, butter and cheese, if sustained, could have a significant impact on our operating income as long as prices remain at their high levels. Additionally, flour prices, currently 15-20% above
                                   20
       prior year levels, could impact our operating income as well over the foreseeable future.

            The effective income tax rate has been estimated at 36% for all periods reported.

            Net earnings increased $341,000 or 11% in the current three month period to $3,342,000 and increased 23% to $5,167,000 in the six months this year from $4,202,000 last year.

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

               Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to


                                    21
               error or fraud may occur and not be detected.  The
               Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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































                                    22
                        PART II.  OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security Holders

            The results of voting at the Annual Meeting of Shareholders held on February 5, 2004 is as follows:

                                                   Absentees
                            Votes Cast             and Broker
                           For   Against Withheld  Non Votes

       Election of
       Leonard Lodish
       as Director    7,423,008     -     305,813      -

       Election of
       Sidney Brown
       as Director    7,427,524     -     301,297      -
       Proposal to
       approve certain
       performance-
       based compensation
       for Gerald B.
       Shreiber       6,385,899  323,246      -        -

            The Company had 8,783,402 shares outstanding on December 8, 2003 the record date.


       Item 6. Exhibits and Reports on Form 8-K

            a) Exhibits

                4.4     Second Amendment to the Loan Agreement
                        dated as of December 4, 2001 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of
                        Pennsylvania, as Agent

                 31.1 & Certification Pursuant to Section 302 of
                 31.2   the Sarbanes-Oxley Act of 2002

                 99.5   Certification Pursuant to the 18 U.S.C.
                        Section 1350, as Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002

            b) Report on Form 8-K - Report on Form 8-K for the
               three months ended December 27, 2003 was filed on January 22, 2004.


                                    23



                                SIGNATURES



            Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J & J SNACK FOODS CORP.



       Dated:  April 21, 2004      /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



       Dated:  April 21, 2004      /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer


























                                    24
       Exhibit 31.1

                         CERTIFICATION PURSUANT TO
                                SECTION 302
                     OF THE SARBANES-OXLEY ACT OF 2002

       I, Dennis G. Moore, certify that:

            1. I have reviewed this report on Form 10-Q of J & J Snack Foods Corp.;

            2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

            3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                 a)   designed such disclosure controls and
       procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                 b)   designed such internal controls and
       procedures for financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;



                 c)   evaluated the effectiveness of the
       registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

       Date: April 21, 2004



                                     /s/ Dennis G. Moore
                                     Dennis G. Moore
                                     Chief Financial Officer







       Exhibit 31.2

                         CERTIFICATION PURSUANT TO
                                SECTION 302
                     OF THE SARBANES-OXLEY ACT OF 2002

       I, Gerald B. Shreiber, certify that:

            1. I have reviewed this report on Form 10-Q of J & J Snack Foods Corp.;

            2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

            3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

                 a)   designed such disclosure controls and
       procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                 b)   designed such internal controls and
       procedures for financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;


                 c)   evaluated the effectiveness of the
       registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

       Date: April 21, 2004

                                     /s/ Gerald B. Shreiber
                                     Gerald B. Shreiber
                                     Chief Executive Officer
       Exhibit 99.5

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 27, 2004 (the "Report") that:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                 Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       Dated: April 21, 2004

                                     /s/ Dennis G. Moore
                                     Dennis G. Moore
                                     Chief Financial Officer


       Dated: April 21, 2004
                                     /s/ Gerald B. Shreiber
                                     Gerald B. Shreiber
                                     Chief Executive Officer


         The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.