Form 10-Q
period 2004-06-26
J&J SNACK FOODS CORP
filed 2004-07-21
CIK 785956

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

                               (Mark One)

    X Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the period ended June 26, 2004

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

    As of July 16, 2004, there were 8,997,274 shares of the Registrant's Common Stock outstanding.
                                  INDEX




                                                          Page
                                                         Number
    Part I.   Financial Information

      Item l. Consolidated Financial Statements

        Consolidated Balance Sheets - June 26, 2004
         (unaudited) and September 27, 2003                 3

        Consolidated Statements of Operations - Three
         Months and Nine Months Ended June 26, 2004
         and June 28, 2003 (unaudited)                      5

        Consolidated Statements of Cash Flows - Nine
         Months Ended June 26, 2004 and June 28, 2003
         (unaudited)                                        6

         Notes to the Consolidated Financial Statements     7

      Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 18

      Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                          22

      Item 4. Controls and Procedures                      22

      Item 5. Other Information                            23

    Part II.  Other Information

      Item 6. Exhibits and Reports on Form 8-K             24
                PART I. FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

    ASSETS
                                  June 26,      September 27,
                                     2004           2003
                                 (Unaudited)
    Current assets
     Cash and cash equivalents     $ 42,072       $ 37,694
     Accounts receivable             49,263         38,161
     Inventories                     31,621         23,202
     Prepaid expenses and other       1,446          1,348

                                    124,402        100,405

    Property, plant and equipment,
     at cost
      Land                              606            606
      Buildings                       5,106          5,106
      Plant machinery and
       equipment                     99,359         93,122
      Marketing equipment           179,085        173,360
      Transportation equipment          988            909
      Office equipment                8,320          7,394
      Improvements                   15,264         15,654
      Construction in progress        4,300          2,458
                                    313,028        298,609
       Less accumulated deprecia-
        tion and amortization       223,752        211,494

                                     89,276         87,115

    Other assets
      Goodwill                       46,477         45,850
      Other intangible assets,
        less accumulated
        amortization                  2,492          1,231
      Long term investment
         securities held to
        maturity                          -            275
      Other                           1,491          1,807
                                     50,460         49,163
                                   $264,138       $236,683

    See accompanying notes to the consolidated financial statements.



                                    3
                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued
                             (in thousands)



      LIABILITIES AND               June 26,     September 27,
    STOCKHOLDERS' EQUITY             2004            2003
                                  (unaudited)

    Current liabilities
      Accounts payable              $ 36,790       $ 27,252
      Accrued liabilities             13,870         12,806

                                      50,660         40,058

    Deferred income taxes             13,374         13,374
    Other long-term liabilities          484            687
                                      13,858         14,061

    Stockholders' equity
    Capital stock
      Preferred, $1 par value;
       authorized, 5,000,000
       shares; none issued                 -              -
      Common, no par value;
       authorized 25,000
       shares; issued and
       outstanding, 8,969
       and 8,757, respectively        31,405         28,143
    Accumulated other comprehen-
      sive loss                       (2,035)        (1,957)
    Retained earnings                170,250        156,378

                                     199,620        182,564
                                    $264,138       $236,683


    See accompanying notes to the consolidated financial statements.










                                    4
                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (in thousands, except per share amounts)

                       Three months ended  Nine months ended
                       June 26,  June 28,  June 26,  June 28,
                         2004      2003      2004      2003

    Net Sales           $118,952  $102,529  $294,111  $261,181

    Cost of goods sold    76,702    64,146   196,477   173,857
      Gross profit        42,250    38,383    97,634    87,324

    Operating expenses
      Marketing           15,446    14,486    39,568    37,219
      Distribution         9,136     7,635    23,985    20,253
      Administrative       4,024     4,114    12,365    11,323
      Other general
       (income)expense        73        (9)      243       (61)
                          28,679    26,226    76,161    68,734

    Operating income      13,571    12,157    21,473    18,590

    Other income(expenses)
      Investment income      123        84       352       270
      Interest expense       (30)      (42)      (87)      (96)


      Earnings before
       income taxes       13,664    12,199    21,738    18,764
    Income taxes           4,959     4,391     7,866     6,754

      NET EARNINGS      $  8,705   $ 7,808  $ 13,872  $ 12,010

    Earnings per
      diluted share         $.95      $.87     $1.52     $1.32

    Weighted average number
      of diluted shares    9,163     8,937     9,122  $  9,080

    Earnings per
     basic share            $.97      $.91     $1.56     $1.38

    Weighted average number
      of basic shares      8,956     8,574     8,873     8,680

    See accompanying notes to the consolidated financial statements.



                                    5
                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) (in thousands)

                                         Nine months ended
                                        June 26,    June 28,
                                         2004        2003
    Operating activities:
      Net earnings                      $13,872     $12,010
    Adjustments to reconcile net
     earnings to net cash provided
     by operating activities:
      Depreciation and amortization
       of fixed assets                   17,464      18,576
      Amortization of intangibles
       and deferred costs                   744         535
      Other                                  13        (336)
      Changes in assets and liabilities,
       net of effects from purchase of
       companies
        Increase in accounts receivable  (8,677)     (2,469)
        Increase in inventories          (4,666)     (3,858)
        Increase in prepaid expenses         (9)       (364)
        Increase in accounts payable
         and accrued liabilities          9,222       4,372
      Net cash provided by operating
       activities                        27,963      28,466
    Investing activities:
     Purchase of property, plant
      and equipment                     (14,987)    (14,778)
     Payments for purchases of companies,
      net of cash acquired              (12,668)          -
     Proceeds from investments
      held to maturity                      275         400
     Proceeds from disposals of
      property and equipment                749       2,167
     Other                                  (26)       (107)
     Net cash used in investing
      activities                        (26,657)    (12,318)
    Financing activities:
     Proceeds from issuance of stock      3,072       1,156
     Payments to repurchase common stock      -      (8,565)
      Net cash provided by (used in)
       financing activities               3,072      (7,409)
      Net increase in cash
       and cash equivalents               4,378       8,739
    Cash and cash equivalents at
     beginning of period                 37,694      14,158
    Cash and cash equivalents at
     end of period                      $42,072     $22,897

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

           The results of operations for the three months and nine months ended June 26, 2004 and June 28, 2003 are not necessarily indicative of results for the full year. Sales at our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

    Note 3 Depreciation of equipment and buildings is provided for by the straight-line method over the assets' estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets' estimated useful lives, whichever is shorter. Licenses and rights arising from




                                    7
           acquisitions are amortized by the straight-line method over periods ranging from 4 to 20 years.

    Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                            Three Months Ended June 26, 2004
                            Income       Shares    Per Share
                          (Numerator) (Denominator)   Amount
                       (in thousands, except per share amounts)
    Basic EPS
    Net Earnings available
     to common stockholders   $ 8,705    8,956       $.97

    Effect of Dilutive Securities
    Options                         -      207       (.02)

    Diluted EPS
    Net Earnings available to
     common stockholders plus
     assumed conversions      $ 8,705    9,163       $.95

    35,700 anti-dilutive weighted shares have been excluded in the computation of the three months ended June 26, 2004 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

                            Nine Months Ended June 26, 2004
                            Income       Shares    Per Share
                          (Numerator) (Denominator)   Amount
                       (in thousands, except per share amounts)

    Basic EPS
    Net Earnings available
     to common stockholders   $13,872    8,873       $1.56

    Effect of Dilutive Securities
    Options                         -      249        (.04)

    Diluted EPS
    Net Earnings available to
     common stockholders plus
     assumed conversions      $13,872    9,122       $1.52

    35,700 anti-dilutive weighted shares have been excluded in the computation of the nine months ended June 26, 2004 diluted EPS because the options' exercise price is greater than the average market price of the common stock.


                                    8
                            Three Months Ended June 28, 2003
                            Income       Shares    Per Share
                          (Numerator) (Denominator)   Amount
                       (in thousands, except per share amounts)
    Basic EPS
    Net Earnings available
     to common stockholders   $7,808      8,574      $.91

    Effect of Dilutive Securities
    Options                        -        363      (.04)

    Diluted EPS
    Net Earnings available to
     common stockholders plus
     assumed conversions      $7,808      8,937      $.87

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


                                    9

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

           At June 26, 2004, the Company has one stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.





















                                   10
                       Three Months Ended   Nine Months Ended
                       June 26,  June 28,   June 26, June 28,
                          2004      2003       2004    2003

    Net income,
     as reported       $8,705    $7,808    $13,872   $12,010

    Less: stock-based
     compensation
     costs determined
     under fair value
     based method for
     all awards           288       317        861       983

    Net income, pro
     forma             $8,417    $7,491    $13,011   $11,027

    Earnings per share
     of common stock -
     basic:
      As reported      $  .97    $  .91     $ 1.56    $ 1.38
       Pro forma       $  .94    $  .87     $ 1.47    $ 1.27

    Earnings per share
     of common stock -
     diluted:
      As reported      $  .95    $  .87     $ 1.52    $ 1.32
      Pro forma        $  .92    $  .84     $ 1.43    $ 1.21


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2003 and fiscal 2004: expected volatility of 43% and 26%; risk-free interest rates of 3.07% for 2003 and ranging between 2.91% and 3.16% for 2004; and expected lives ranging between 5 and 10 years.

    Note 6 In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others' (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.

           We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee.


                                       11
           FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our consolidated financial position, results of operations or cash flows.

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

    Note 7 Inventories consist of the following:

                                       June 26,  September 27,
                                        2004        2003
                                          (in thousands)

           Finished goods                $15,946      $10,537
           Raw materials                   4,674        2,775
           Packaging materials             3,027        2,975
           Equipment parts & other         7,974        6,915
                                         $31,621      $23,202

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

           Food Service

           The primary products sold to the food service group are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry,

                                   13
           our products are purchased by the consumer primarily for consumption at the point-of-sale.

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














                                   14
                       Three Months Ended   Nine Months Ended
                       June 26,  June 28,   June 26,  June 28,
                         2004      2003       2004      2003
                                   (in thousands)

    Sales to External Customers:
      Food Service      $ 69,644  $ 53,842  $178,332  $144,915
      Retail Supermarket  12,990    13,557    28,556    28,689
      Restaurant Group     1,567     2,228     6,106     7,671
      Frozen Beverages    34,751    32,902    81,117    79,906
                        $118,952  $102,529  $294,111  $261,181

    Depreciation and Amortization:
      Food Service      $  3,495  $  3,217  $ 10,283  $  9,828
      Retail Supermarket       -         -         -         -
      Restaurant Group        84       143       294       447
      Frozen Beverages     2,467     2,531     7,631     8,836
                        $  6,046  $  5,891  $ 18,208  $ 19,111

    Operating Income:
      Food Service      $  6,583  $  5,250  $ 14,728  $ 12,782
      Retail Supermarket   1,220     1,389     1,996     1,535
      Restaurant Group      (353)     (417)     (767)     (600)
      Frozen Beverages     6,121     5,935     5,516     4,873
                        $ 13,571  $ 12,157  $ 21,473  $ 18,590

    Capital Expenditures:
      Food Service      $  2,473  $  3,271  $  6,175  $  7,538
      Retail Supermarket       -         -         -         -
      Restaurant Group         -         7        15        55
      Frozen Beverages     4,032     3,238     8,797     7,185
                        $  6,505  $  6,516  $ 14,987  $ 14,778

    Assets:
      Food Service      $170,771  $140,753  $170,771  $140,753
      Retail Supermarket        -         -         -         -
      Restaurant Group     1,600     2,360     1,600     2,360
      Frozen Beverages    91,767    85,847    91,767    85,847
                        $264,138  $228,960  $264,138  $228,960

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

                                   15
           The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of June 26, 2004 are as follows:

                               Gross                  Net
                              Carrying  Accumulated    Carrying
                               Amount  Amortization   Amount
                                       (in thousands)

    FOOD SERVICE

    Amortized intangible assets
      Licenses and rights       $3,730       $1,297     $2,433

    RETAIL SUPERMARKETS

    Amortized intangible assets
      Licenses and rights       $    -       $    -     $    -

    THE RESTAURANT GROUP

    Amortized intangible assets
      Licenses and rights       $   20       $   20     $    -

    FROZEN BEVERAGES

    Amortized intangible assets
    Licenses and rights         $  201       $  142     $   59

         Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three and nine months ended June 26, 2004. Aggregate amortization expense of intangible assets for the three months ended June 26, 2004 and June 28, 2003 was $149,000 and $76,000, respectively and for the nine months ended June 26, 2004 and June 28, 2003 was $388,000 and $231,000, respectively.

         Estimated amortization expense for the next five fiscal years is approximately $570,000 in 2004 and 2005, and $500,000 in 2006, 2007 and 2008.

    Goodwill

    The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:


                   Food    Retail    Restaurant Frozen
                   Service Supermarket  Group   Beverages Total
                                  (in thousands)
    Balance at
     June 26,
       2004        $14,241   $ -       $386    $31,850  $46,477


         There were no changes in the carrying amount of goodwill for the three months ended June 26, 2004.





































                                   17
    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations

    Liquidity and Capital Resources

        Our current cash and cash equivalents balance and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

        In the three months ended June 26, 2004 and June 28, 2003, fluctuations in the valuation of the Mexican peso caused a decrease of $60,000 and an increase of $51,000, respectively, in stockholders' equity because of the revaluation of the net assets of the Company's Mexican frozen beverage subsidiary. In the nine month periods, there was a decrease of $78,000 in fiscal year 2004 and a decrease of $48,000 in fiscal year 2003.

        On January 5, 2004, we acquired the assets of Country Home Bakers, Inc. for approximately $13 million in cash. Country Home Bakers, Inc., with its manufacturing facility in Atlanta, GA, manufactures and distributes bakery products to the food service and supermarket industries. Its product line includes cookies, biscuits, and frozen doughs sold under the names READI-BAKE, COUNTRY HOME and private labels sold through supermarket in-store bakeries. Total annual sales are estimated to be approximately $48 million.

         Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 26, 2004.

    Results of Operations

         Net sales increased $16,423,000 or 16% for the three months to $118,952,000 and $32,930,000 or 13% to $294,111,000 for the
    nine months ended June 26, 2004 compared to the three and nine months ended June 28, 2003. Excluding sales from the acquisition of Country Home Bakers, Inc. in January 2004, net sales increased $4,219,000 or 4% for the three months and $8,911,000 or 3% for the nine months ended June 26, 2004 compared to the three and nine months ended June 28, 2003.

    FOOD SERVICE

         Sales to food service customers increased $15,802,000 or 29% in the third quarter to $69,644,000 and increased
    $33,417,000 or 23% for the nine months. Excluding sales from the acquisition of Country Home Bakers, Inc., sales to food service customers increased $3,598,000 or 7% in the third quarter and increased $9,398,000 or 6% for the nine months. Soft pretzel sales to the food service market increased 11% to $20,214,000 in the third quarter and 6% to $59,455,000 in the nine months due primarily to increased sales of PRETZEL FILLERS. Sales to three customers accounted for approximately 55% of the soft pretzel sales' increase in the third quarter. For the nine months, a significant drop-off in sales to one customer which had increased significantly in the year ago period was more than offset by significant increases in sales to two other customers. Italian ice and frozen juice treat and dessert sales decreased 1%, or
    $137,000, to $12,827,000 in the three months and decreased 2%, or $619,000, to $25,242,000 in the nine months. Continued strength in our school food service business and sales of BARQ'S FLOATZ, a frozen root beer and ice cream float, in warehouse club stores have offset most of the declines which resulted from replacement of our products with low carb products in some warehouse club stores. Churro sales to food service customers decreased 1% to $3,373,000 in the third quarter and increased 1% to $9,755,000 in the nine months. Sales of bakery products increased $14,170,000 or 81% in the third quarter to $31,617,000 and increased $30,573,000 or 62% for the nine months. Excluding sales from the acquisition of Country Home Bakers, Inc., sales of bakery products increased $1,966,000 or 11% in the third quarter and $6,554,000 or 13% for the nine months due to increased sales to existing customers and sales to new customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

    RETAIL SUPERMARKETS

         Sales of products to retail supermarkets decreased
    $567,000 or 4% to $12,990,000 in the third quarter and were essentially unchanged from last year with sales of $28,556,000 in the nine months. Soft pretzel sales increased 7% to $4,240,000 for the quarter and increased 7% to $14,221,000 for the nine months due to sales of our recently introduced PRETZELFILS. Sales of frozen juices and ices decreased $721,000 or 7% to $9,240,000 in the third quarter and $715,000 or 4% to $15,578,000 in the nine months. Case sales of frozen juices and ices products were down 9% in the quarter and 10% for the nine months.

    THE RESTAURANT GROUP

         Sales of our Restaurant Group decreased 30% to $1,567,000 in the third quarter and 20% to $6,106,000 for the nine month period. The sales decreases were caused primarily by decreased mall traffic and the closing or licensing of unprofitable stores. During the first nine months of the year,

                                   19
    thirteen stores were closed or licensed to others, leaving a total of 35 open at quarter end. Operating income was impacted during the nine months by approximately $120,000 of store closing costs.


    FROZEN BEVERAGES

         Frozen beverage and related product sales increased $1,849,000 or 6% to $34,751,000 in the third quarter and $1,211,000 or 2% to $81,117,000 in the nine months. Beverage sales alone were essentially unchanged at $26,717,000 in the third quarter and increased 1%, or $637,000 to $61,757,000 for the nine months. Managed service revenue increased 30% to $4,921,000 in the third quarter and 19% to $12,934,000 in the nine months as we continue to emphasize growing this portion of our business.

    CONSOLIDATED

         Gross profit as a percentage of sales decreased almost two full percentage points to 36% this year from 37% in last year's quarter and was at 33% for both years' nine months. The decrease in the third quarter resulted primarily from increased sales of lower margin bakery products and the impact of higher group insurance and commodity costs. For the nine months, a lower level of allowances in our retail supermarket business and reduced depreciation of our frozen beverage dispensing machines offset the impact on the gross profit percentage from the increased level of bakery sales and the higher group insurance and commodity costs.

         Total operating expenses increased $2,453,000 in the third quarter and as a percentage of sales decreased to 24% from 26% in last year's same quarter. For the nine months, operating expenses increased $7,427,000 but as a percentage of sales were 26% in both years. Marketing expenses decreased to 13% of sales in this year's third quarter and nine months from 14% in both periods last year. The percentage decreases were the result of lower spending throughout all of our businesses and the increased level of bakery sales. Distribution expenses increased about 1/2 of 1 percent of sales in the third quarter to 8% of sales primarily because of higher fuel costs and were at 8% for both years' nine months. Administrative expenses as a percent of sales decreased to 3% in the quarter from 4% last year and were 4% for the nine months in both years. Administrative expenses benefitted from lower legal expenses of approximately $400,000 in this year's quarter compared to last year.

         Operating income increased $1,414,000 or 12% to $13,571,000 in the third quarter and $2,883,000 or 16% to $21,473,000 in the nine months as a result of the aforementioned.

         Operating income was impacted by approximately $1,050,000 of higher group medical insurance costs in the first nine months of the year compared to last year; we expect these costs to continue to increase for the foreseeable future. The trend in commodity costs has overall been moderately unfavorable; for the quarter, our commodity costs were approximately $600,000 higher than a year ago on a unit cost basis and about $1.3 million higher for the nine months. Although the prices of eggs, shortening, butter and cheese have come down from their recent highs, the prices are still historically high and will continue to be a factor in our results. Flour prices have also begun to moderate although the market is still 5-10% higher than a year ago.

         The effective income tax rate has been estimated at 36% for all periods reported.
         Net earnings increased $897,000 or 11% in the three month period to $8,705,000 and increased 16% or $1,862,000 in the nine months this year from $12,010,000 last year.































                                   21
    Item 3. Quantitative and Qualitative Disclosures About Market
           Risk

           There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2003 annual report on Form 10-K filed with the SEC.

    Item 4. Controls and Procedures
           Quarterly evaluation of the Company's Disclosure and Internal Controls. The Company evaluated (i) the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-Q and (ii) any changes in internal controls over financial reporting that occurred during the third quarter of its fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

    Item 5. Other Information

           During the quarter ended June 26, 2004, our Board of Directors adopted changes to the Code of Ethics for Senior Officers. The Code of Ethics for Senior Officers is posted on our website, www.jjsnack.com, and is attached hereto as Exhibit 14.


































                       PART II.  OTHER INFORMATION



    Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits


              14     Code of Ethics for Chief Executive and
                     Senior Financial Officers

            31.1 & Certification Pursuant to Section 302 of the
            31.2   Sarbanes-Oxley Act of 2002

            99.5   Certification Pursuant to the 18 U.S.C. Section
                     1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K - Report on Form 8-K was filed on
              April 26, 2004.



























                               SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                J & J SNACK FOODS CORP.



    Dated:  July 20, 2004       /s/ Gerald B. Shreiber
                                Gerald B. Shreiber
                                President



    Dated:  July 20, 2004       /s/ Dennis G. Moore
                                Dennis G. Moore
                                Senior Vice President and
                                Chief Financial Officer





















                                   25
    Exhibit 14




                         J & J SNACK FOODS CORP.

    CODE OF ETHICS FOR CHIEF EXECUTIVE AND SENIOR FINANCIAL OFFICERS



















      I.   Introduction

           This Code of Ethics for Senior Financial Officers (the "Code") applies to the Senior Officers of J & J Snack Foods Corp. (the "Company") and its subsidiaries. The term "Senior Officer", as used in this Code, means the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar functions, as well as other officers in charge of a principal business unit, division or function or who perform a policy making function, as provided by the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). While this Code provides general guidance for appropriate conduct and avoidance of conflicts of interest, it does not supersede specific policies that are set forth in other Company policy statements.
           The purpose of this Code is to deter wrongdoing, provide guidance to the Company's Senior Officers with regard to and to promote the following:
                . honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

                .    full, fair, accurate, timely and
                     understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

                .    compliance with applicable governmental
                     laws, rules and regulations;

                . prompt internal reporting to an appropriate person or persons identified in the Code of violations of the Code; and

                .    accountability for adherence to the Code.

           Each day, you are faced with making decisions that will affect the Company's business. You are obligated to comply with the Code guidelines and should avoid even the appearance of unethical or unprofessional behavior. To that end, you should seek advice from the Company's Compliance Officer when faced with a situation that may violate or give the appearance of violating the Code, Company policies, laws, rules or regulations. The Company's Compliance Officer is its Chief Financial Officer.
      II.  Honest and Ethical Conduct

           The Company expects and requires ethical behavior from the Senior Officers. You owe a duty of loyalty to the Company and you are expected to act in the best interests of the Company. Further, you must engage in and promote honest and ethical conduct, including handling actual or apparent conflicts of interest in an ethical manner and act with honesty and integrity.
      III. Conflicts of Interest

           A conflict of interest exists when your personal interests interfere with, or give the appearance of interfering with, the interests of the Company. In the best interests of the Company, you must avoid actual or apparent conflicts between your private interests and those of the Company, including obtaining improper personal benefits as a result of your position. In addition, you should not use corporate assets information or one's position for personal gain.
           Conflicts of interest may manifest themselves in many ways and may reach farther than just the person employed by the Company. In fact, many conflicts arise as a result of situations involving your relative.
      IV.  Accuracy of Reporting
           A.   Generally
                As a publicly traded Company, the Company has a duty to comply with federal and state laws and regulations with respect to accuracy in the information it reports to the SEC and communicate to the public. The Company's financial statements are relied upon both internally and externally by individuals making business or investment decisions. Accuracy and candor is critical to the financial health of the Company. Senior Officers must help to ensure that all of the Company's periodic reports and public statements contain full, fair, accurate, timely and understandable disclosures. Anyone who becomes aware of inaccuracies contained in the Company's reports and public statements, or material omissions from the Company's reports and public statements is required to immediately report such inconsistencies or omissions to the Chairman of the Company's Audit Committee. As a result, senior officers must act in good faith, responsibly with due care and diligence and without misrepresenting or omitting material facts or permitting independent judgment to be compromised.
           B.   Financial Reporting Obligations of Senior
      Officers
                As a Senior Officer, you are charged with the responsibility of ensuring that the financial statements, reports and other documents filed or submitted to the SEC as well as other public communications made by the Company (collectively, "SEC Reports and Public Documents") are accurate and fairly disclose the Company's assets, liabilities and other material transactions engaged in by the Company. You are responsible for the SEC Reports and Public Documents meeting the following requirements:
                . SEC Reports and Public Documents must, in reasonable detail, accurately and fairly reflect the transactions engaged in by the Company and acquisitions and dispositions of the Company's assets.

                . SEC Reports and Public Documents must not contain any untrue statement of material fact that would make the statements in the SEC Reports and Public Documents misleading.

                .    Financial reports must be prepared in
                     accordance with, or reconciled to, Generally
                     Accepted Accounting Principles and
                     applicable SEC rules, including the SEC
                     accounting rules.
                .    SEC Reports and Public Documents must
                     contain full, fair, accurate, timely and understandable disclosure.

                Furthermore, you are responsible for reporting any inaccuracies or mistakes in the SEC Reports and Public Documents to the President and the Chairman of the Audit Committee.
                To the extent your responsibility deals with a portion of the Company's activities, your particular duties with respect to the above are limited to those matters in your areas of responsibility or other matters of which you have knowledge.
                Finally, you are required to respect the confidentiality of information acquired in the course of the performance of your responsibilities.
      V.   Compliance with Laws, Rules and Regulations

           The Company's continued and current success largely depends upon its reputation for engaging in its business in an ethical and legal manner. Therefore, all Senior Officers must comply with both the letter and spirit of federal, state and local laws, rules and regulations applicable to the Company's business.
      VI.  Responsibility for Reporting

           The Company has established a reporting system that requires Senior Officers to report violations of any of the policies set forth in this Code. These mandatory reporting obligations apply whether or not the reporting person was personally involved in the alleged violation of the policies set forth in this Code.
           Upon observing or learning of any violation of the policies set forth in this Code, Senior Officers must report the same by writing a letter describing the suspected violation with as much detail as possible and sending the letter to the Chairman of the Audit Committee.
           The reporting person is required to sign the letter, unless such complaint relates to matters covered by the Whistle-Blower Policy described below. The letter will be treated confidentially by the Company unless disclosure is required or deemed advisable by the Company in connection with any actual or potential governmental investigation or unless advised by the Company's outside counsel that disclosure would be in the interest of the Company. Anonymous letters and anonymous e-mail will not normally be investigated, unless the correspondence concerns questionable accounting or auditing matters covered by the Whistle-Blower Policy. All letters should contain as much specific detail as possible to allow the Company to conduct an investigation of the reported matter.
           Once the Company receives notice of a suspected violation of this Code, the Company shall promptly begin an investigation. Such investigation shall be supervised by the Audit Committee with respect to Senior Officers. Once a violation is found to exist, such individual shall be subject to disciplinary action as described in Section XI of the Code. Pursuant to the Company's Whistle-Blower Policy, the system of receipt, retention, and treatment of complaints regarding accounting, internal accounting controls or auditing matters that ensures the confidential and anonymous submission of concerns regarding questionable accounting or auditing matters is covered by a separate policy adopted by the Company. You can get a copy of such policy from the Company's Compliance Officer.
           The Company will not condone any form of retribution upon any Senior Officer who uses the reporting system in good faith to report suspected wrongdoers, unless the individual reporting the violation is one of the violators. The Company will not tolerate any harassment or intimidation of any Senior Officer using the reporting system. The Company will also exercise disciplinary action against any Senior Officer who is found to have intimidated or harassed a person who has reported a suspected violation in good faith.
      VII. Compliance; Administration

           As a condition of employment and continued employment, each Senior Officer must accept the responsibility of complying with the foregoing policies and acknowledge his or her receipt of the Code by executing the Acknowledgement attached hereto. The Company will, at least annually, require each Senior Officer to complete and submit a certification in a form designated by the Company pertaining to compliance with the policies set forth in this Code; a copy of one such form is contained in this Code. The Company reserves the right to request any such Senior Officer to complete and submit such certification at any time or as frequently as the Company may deem advisable.

           Any Senior Officer who violates any of these policies is subject to disciplinary action including but not limited to suspension or termination of employment, and such other action, including legal action, as the Company believes to be appropriate under the circumstances. The Audit Committee will make the determination as to penalties applicable to Senior Officers for Code violations.
      VIII.Amendments; Waiver

           The Company reserves the right to amend, waive or alter the policies set forth in the Code at any time. Any amendment to the Code or waiver or implicit waiver of any provision of the Code for Senior Officers requires the approval of a majority of the Company's disinterested directors. Unless the SEC rules and regulations otherwise provide, amendments and waivers of any provision of the Code applicable to Senior Officers must be promptly disclosed in accordance with SEC regulations, including an explanation of why the waiver or implicit waiver was granted. Waivers include, among other things, the Company's failure to take action with respect to violations of Code provisions following the Company's receipt of notice of the violation.

      Adopted:  April 29, 2004.
                             ACKNOWLEDGEMENT

           I hereby acknowledge receipt of the Code of Ethics for Senior Financial Officers (the "Code") of J & J Snack Foods Corp. I have read the Code and understand and acknowledge that I may be subject to disciplinary action including, but not limited to suspension, dismissal, or any other action, including legal action, by J & J Snack Foods Corp. in the event of my violation of the Code.
           Date:     _____________
           _________________________
                                         Name



           _________________________
                Signature



           _________________________
                                         Title


      CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS REPORTING FORM

           The undersigned hereby certifies that he or she is not aware of any of the following:

           1. Any violation of the Code of Ethics for Chief Executive Officer and Senior Financial Officers (the "Code") of J & J Snack Foods Corp. and its subsidiaries (collectively, the "Company") by the undersigned; or

           2. Any violation of the Code by Company directors, officers or employees.



      Date:     ________________
           _________________________
                                         Name



           _________________________
                Signature



           _________________________
                                         Title




     .Violations reported under the Whistle-Blower Policy are not covered by this Form.
      Exhibit 31.1

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

      Date: July 20, 2004



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

      Date: July 20, 2004

                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                  Chief Executive Officer
      Exhibit 99.5

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 26, 2004 (the "Report") that:

           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      Dated: July 20, 2004

                                    /s/ Dennis G. Moore
                                    Dennis G. Moore
                                    Chief Financial Officer


      Dated: July 20, 2004
                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                    Chief Executive Officer


        The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.