Form 10-K/A
period 2003-09-27
J&J SNACK FOODS CORP
filed 2004-09-13
CIK 785956

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

	    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes X No __

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


                                     J & J SNACK FOODS CORP.



            September 9, 2004          By /s/ Gerald B. Shreiber
                                       Gerald B. Shreiber,
                                       Chairman of the Board,
                                       President, Chief Executive
                                       Officer and Director

               Pursuant to the requirements of the Securities Exchange
            Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            September 9, 2004           /s/ Robert M. Radano
                                        Robert M. Radano, Senior Vice
                                        President, Sales, Chief
                                        Operating Officer and Director


            September 9, 2004           /s/ Dennis G. Moore
                                        Dennis G. Moore, Senior Vice
                                        President, Chief Financial
                                        Officer and Director

            September 9, 2004           /s/ Sidney R. Brown
                                        Sidney R. Brown, Director

            September 9, 2004           /s/ Peter G. Stanley
                                        Peter G. Stanley, Director

            September 9, 2004           /s/ Leonard M. Lodish
                                        Leonard M. Lodish, Director

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