Form 10-Q/A
period 2003-12-27
J&J SNACK FOODS CORP
filed 2004-09-13
CIK 785956

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



            The $679,000 increase in the goodwill in the frozen beverage segment was the result of an acquisition made in the quarter.

      Note 10   Subsequent Event

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

                                      J & J SNACK FOODS CORP.



      Dated:  September 9, 2004       /s/ Gerald B. Shreiber
                                      Gerald B. Shreiber
                                      President



      Dated:  September 9, 2004       /s/ Dennis G. Moore
                                      Dennis G. Moore
                                      Senior Vice President and
                                      Chief Financial Officer