Form 10-Q/A
period 2004-03-27
J&J SNACK FOODS CORP
filed 2004-09-13
CIK 785956

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


            As a result of the quarterly impairment testing performed, we deemed it necessary to record an impairment charge of $52,000 within the Restaurant Group segment. The Restaurant Group segment is comprised solely of retail stores. The impairment charge is the result of diminished operating performance at certain of these stores.







































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

       Item 4. Controls and Procedures

               Quarterly evaluation of the Company's Disclosure and Internal Controls. The Company evaluated (i) the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-Q and (ii) any changes in internal controls over financial reporting that occurred during the second quarter of its fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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



                 c)   evaluated the effectiveness of the
       registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

       Date: September 9, 2004



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


                 c)   evaluated the effectiveness of the
       registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

       Date: September 9, 2004

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

       Dated: September 9, 2004

                                     /s/ Dennis G. Moore
                                     Dennis G. Moore
                                     Chief Financial Officer


       Dated: September 9, 2004
                                     /s/ Gerald B. Shreiber
                                     Gerald B. Shreiber
                                     Chief Executive Officer


         The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.