Form 10-K
period 2004-09-25
J&J SNACK FOODS CORP
filed 2004-12-08
CIK 785956

2004
ANNUAL REPORT

Back to Contents

To our Shareholders and Friends:

Like a little kid taking his report card home, somewhat proud but not too smug, I am delighted to report that we did it again. I believe that expression fits and it is appropriate. For our Fiscal Year 2004 we did it again!!

In plain words, and this year in plain black and white print without the color pictures and gingerbread, we did it again.

THE REPORT CARD — SALES AND EARNINGS SET RECORDS AGAIN IN 2004

•	Net sales increased 14% to a record $416.6 million.

•	Net earnings rose 14% to $22.7 million.

•	Earnings per share increased 13% to $2.48 per share.

•	Operating income increased 14% to $35.2 million; also the highest in our history.

•	Book Value increased to $23.33 per share.

In achieving our record year we benefited from improvements throughout the year in our primary business segments. We delivered exceptional performance despite the commonly shared challenges of cost escalation and other economic factors that have impacted food companies as well as most businesses in general.

FOOD SERVICE

Our Food Service segment sales, led by bakery and soft pretzel sales and the benefit of Country Home Bakers, soared a healthy 25% during the year. While the bakery sales increase was primarily a factor of well-managed co-packer efforts and the acquisition of Country Home Bakers, Inc., soft pretzel sales were led by an array of new products consisting of several varieties of stuffed and value-added soft pretzels, including PRETZEL FILLERS, GOURMET TWISTS and PRETZELFILS. These new varieties continue to expand the reach and customer trial of soft pretzels. All are newer products created in recent years. Importantly, each of these product segments remains fertile and growable.

RETAIL SUPERMARKETS

Our Retail Supermarket business increased profitability and benefited from sales of PRETZELFILS, introduced this past year. We are currently expanding PRETZELFILS sales to a larger portion of the country.

FROZEN BEVERAGES

ICEE had its best year ever. Frozen beverage and related product sales, including ICEE PEAK, our new entry for the non-carbonated market, increased this year. Our ICEE group further expanded its managed service business by successfully utilizing existing infrastructure already in place to grow this new opportunity.

COUNTRY HOME BAKERS ACQUISITION

In January of 2004 we acquired the assets of the bankrupt Country Home Bakers, Inc. Country Home Bakers manufactures cookies and other bakery products sold to both food service and in-store bakeries in supermarkets. Within 100 days, slightly more than 3 months, we streamlined and successfully integrated their operations, including the transfer of their executive and headquarter operations in Connecticut to an existing operating J&J facility.

We have also consolidated the management of our branded cookie business (READI-BAKE, CAMDEN CREEK, and MRS. GOODCOOKIE brands), as we seek to grow sales while obtaining manufacturing and distribution efficiencies.

FINANCIAL STRENGTH

Our company’s financial strength has never been better. At year’s end our cash and cash equivalents balance was $56.1 million, and we anticipate that we will continue to generate cash flow in excess of our operating requirements. Clearly, we are benefiting from the wisdom of our strategies and decisions over the years.

CASH DIVIDEND

We are pleased to announce that our Board of Directors has declared a cash dividend of $.125 per share of our common stock. This will be payable on January 5, 2005 to shareholders of record as of the close of business on December 15, 2004. We anticipate that the company will continue paying this dividend on a quarterly basis.

THE REPORT CARD

Well, these are the highlights for the last marking period. We worked hard, had fun, and like a little kid studying hard for the next report period, we will be doing our best.

Sincerely,

Gerald B. Shreiber
President & Chairman

December 6, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2004
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-14616

J & J SNACK FOODS CORP.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1935537 (IRS Employer Identification No.)

6000 Central Highway Pennsauken, New Jersey (Address of principal executive offices)	08109 (Zip Code)

Registrant’s telephone number, including area code:	(856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No

As of November 26, 2004, the latest practicable date, 9,016,674 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $262,146,132 based on the last sale price on March 24, 2004 of $39.18 per share. March 24, 2004 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s 2004 Annual Report to Shareholders for the fiscal year ended September 25, 2004 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 10, 2005 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.

J & J SNACK FOODS CORP.
2004 FORM 10-K ANNUAL REPORT

Back to Contents

PART I

Item 1. Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, ICEE, BARQ’S*, CHILL, and MINUTE MAID** brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake, popcorn and bakery products. The Company’s principal frozen beverage product is the ICEE brand frozen carbonated beverage.

The Company’s Food Service and Frozen Beverages sales are made primarily to food service customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company’s retail supermarket customers are primarily supermarket chains. The Company’s restaurant group sells direct to the public through its chains of specialty snack food retail outlets, BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, located primarily in the Mid-Atlantic States.

The Company was incorporated in 1971 under the laws of the State of New Jersey.

The Company operates in four business segments: Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. These segments are described below.

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and The Restaurant Group and the Chief Operating Decision Maker for Frozen Beverages monthly review and evaluate operating income and sales in order to assess performance and allocate resources to each individual segment. In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 — Financial Statements and Supplementary Data for financial information about segments).

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

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products — including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’s Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, BARQ’S FLOATZ and ICEE Squeeze Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

The Restaurant Group

We sell direct to the public through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

*	BARQ’s is a registered trademark of Barq’s Inc.
**	Minute Maid is a registered trademark of the Coca-Cola Company.

Back to Contents

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST and SANDWICH TWIST and; to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 25% and 27% of the Company’s revenue in fiscals 2004 and 2003, respectively.

The Company’s soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company’s soft pretzels from the USDA.

The Company’s soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to ten ounces in weight, are shaped and formed by the Company’s proprietary twister machines. These soft pretzel tying machines are automated, high speed machines for twisting dough into the traditional pretzel shape. Additionally, we make soft pretzels which are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

The Company’s principal marketing program in the Food Service segment includes supplying ovens, mobile merchandisers, display cases, warmers and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including combination warmer and display cases that reconstitute frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations, and as a result, customers are not required to make an investment in equipment.

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed under the LUIGI’S, ICEE, BARQ’S, MINUTE MAID, SHAPE-UPS, CHILL and MAMA TISH’S brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treat and dessert sales were 14% and 17% of the Company’s revenue in fiscal years 2004 and 2003, respectively.

The Company’s SHAPE-UPS and MINUTE MAID frozen juice and fruit bars are manufactured from an apple juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two to three ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

LUIGI’S Real Italian Ice and MAMA TISH’S Italian Ice and Sorbets are manufactured from water, sweeteners and fruit juice concentrates in various flavors and are packaged in plastic cups and in squeeze up tubes.

ICEE Squeeze Tubes are designed to capture the carbonated frozen taste of a traditional ICEE drink. They are packaged in three and four ounce squeeze up tubes.

MINUTE MAID soft frozen lemonade and fruit and cream swirl and BARQ’S FLOATZ are packaged in squeeze up tubes and cups.

Back to Contents

Churros

The Company’s frozen churros are sold primarily under the TIO PEPE’S brand name. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 3% and 4% of the Company’s sales in fiscal years 2004 and 2003, respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and creme filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY, READI-BAKE, COUNTRY HOME and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily cookies, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 27% and 18% of the Company’s sales in fiscal years 2004 and 2003, respectively.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are ICEE PEAK, JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in the Food Service, The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 22% of revenue in fiscal 2004 and 25% of revenue in fiscal 2003.

Under the Company’s principle marketing program, it installs frozen beverage dispensers at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers and, as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999, the Company began providing installation and maintenance service only to a large quick service restaurant and others, which resulted in the increase of customer owned beverage dispensers beginning in 1999. The Company also provides managed service and sells equipment in its Frozen Beverages segment.

Each new customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company at an approximate cost of $6,000 each.

The Company provides managed service and/or products to approximately 49,000 Company owned and customer owned dispensers.

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

Back to Contents

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

The Company’s customers in the food service industry include snack bars and food stands in chain, department and mass merchandising stores such as Kmart, Wal-Mart and Target; malls and shopping centers; fast food outlets; The Company’s customers in the food service industry include snack bars and food stands in chain, department and stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM and Wawa; movie theatres; warehouse club stores such as Sam’s Club, Costco and B.J.’s; schools, colleges and other institutions; and independent retailers such as Mrs. Fields. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Sodexho and Delaware North. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company’s products are purchased by the consumer primarily for consumption at the point-of-sale.

Sales to certain of our chain, department and mass merchandising customers decreased in 2004 and may decline further in 2005 as a result of store closings and other factors affecting their operations. However, we do not expect these declines to have a significant impact on our operating income.

The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, BARQ’S FLOATZ and ICEE Squeeze Up Tubes and TIO PEPE’S churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

Marketing and Distribution

The Company has developed a national marketing program for its products. For Food Service and Frozen Beverages segments’ customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer’s requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company’s ongoing advertising and promotional campaigns for its Retail Supermarket segment’s products include trade shows, newspaper advertisements with coupons, in-store demonstrations, billboards, and periodically, television advertisements.

The Company develops and introduces new products on a routine basis. The Company evaluates the success of new product introductions on the basis of sales levels, which are reviewed no less frequently than monthly by the Company’s Chief Operating Decision Makers.

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia and Solon, Ohio. Frozen beverages are distributed from 88 Company managed warehouse and distribution facilities located in 42 states, Mexico and Canada which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Back to Contents

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months and sales of the Company’s retail stores are generally higher in the Company’s first quarter during the holiday shopping season.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAZZONE’S, MAMA TISH’S and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S for its churros; ARCTIC BLAST for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME and CAMDEN CREEK for its bakery products. The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

The Company markets frozen beverages under the trademark ICEE in all of the continental United States, except for portions of eleven states, and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

The Company has numerous patents related to the manufacturing and marketing of its product.

Supplies

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased from The Coca-Cola Company, the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are manufactured internally and purchased from other sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc.

Competition

Snack food and bakery products markets are highly competitive. The Company’s principal products compete against similar and different food products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than the Company. As the soft pretzel, frozen juice treat and dessert, bakery products and related markets grow, additional competitors and new competing products may enter the markets. Competitive factors in these markets include product quality, customer service, taste, price, identity and brand name awareness, method of distribution and sales promotions.

The Company believes it is the only national distributor of soft pretzels. However, there are numerous regional and local manufacturers of food service and retail supermarket soft pretzels. Competition is also increasing in that there are several chains of retail pretzel stores that have aggressively expanded over the past several years. These chains compete with the Company’s products.

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

Back to Contents

The Company competes with a number of other companies in the frozen juice treat and dessert and bakery products markets.

Employees

The Company has approximately 2,300 full and part time employees as of September 25, 2004. Certain production and distribution employees at the Pennsauken and Bridgeport, New Jersey plants are covered by a collective bargaining agreement which expires in September 2005. The production employees at our Atlanta, Georgia plant are covered by a collective bargaining agreement which expires in January 2008. The Company considers its employee relations to be good.

Item 2. Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 80-90% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company also leases, through September 2011, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. Approximately 30% of the facility is leased to a third party. The remainder is used by the Company to manufacture some of its products including funnel cake, pretzels, churros and cookies.

The Company’s primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2017. The Company leases an additional 45,000 square feet of office and warehouse space, adjacent to its manufacturing facility, through November 2017. The manufacturing facility operates at approximately 60% of capacity.

The Company leases a 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2010. The facility operates at about 50% capacity.

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

The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2006. The facility operates at approximately 50% of capacity.

The Company’s fresh bakery products manufacturing facility offices are located in Bridgeport, New Jersey in two buildings totaling 94,320 square feet. The buildings are leased through December 2011. The manufacturing facility operates at approximately 50% of capacity.

The Company’s Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are located in a 11,000 square foot owned building in Lancaster, Pennsylvania.

The Company also leases approximately 100 warehouse and distribution facilities in 42 states, Mexico and Canada.

Back to Contents

Item 3. Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 25, 2004.

Back to Contents

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol “JJSF.” The following table sets forth the high and low final sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 25, 2004 and September 27, 2003.

	High	Low

Fiscal 2003
First quarter	$40.25	$30.27
Second quarter	37.85	25.31
Third quarter	34.00	28.65
Fourth quarter	37.67	29.33

Fiscal 2004
First quarter	$39.50	$33.09
Second quarter	48.76	35.90
Third quarter	45.47	36.10
Fourth quarter	44.98	36.30

On November 26, 2004, there were 9,016,674 shares of common stock outstanding. Those shares were held by approximately 2,200 beneficial shareholders and shareholders of record.

The Company’s Board of Directors has declared a cash dividend of $.125 per common share payable January 5, 2005 to shareholders of record on December 15, 2004. This will be the first cash dividend paid by the Company. The Company anticipates that its Board of Directors will continue to declare quarterly cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors.

The Company did not repurchase any of its common stock in fiscal years 2004 and 2002. In fiscal year 2003, the Company purchased and retired 297,000 shares of its common stock at a cost of $8,565.000.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Item 6.     Selected Financial Data

	Fiscal year ended in September (In thousands except per share data)

	2004	2003	2002	2001	2000

Net Sales*	$416,588	$364,567	$353,187	$328,335	$296,832

Net Earnings	$22,710	$19,902	$18,113	$11,876	$9,968

Total Assets	$277,424	$239,478	$220,036	$224,481	$220,039

Long-Term Debt	$—	$—	$—	$28,368	$42,481

Stockholders’ Equity	$210,096	$182,564	$168,709	$146,143	$133,274

Common Share Data

Earnings Per Diluted Share	$2.48	$2.20	$1.99	$1.36	$1.10

Earnings Per Basic Share	$2.55	$2.26	$2.07	$1.40	$1.13

Book Value Per Share	$23.33	$20.85	$18.95	$16.92	$15.64

Common Shares Outstanding
At Year End	9,006	8,757	8,903	8,636	8,522

*
Net sales for 2000 and 2001 have been reduced as a result of our adoption of EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer or Reseller of the Vendor’s Products.” These reclassifications had no impact on reported net earnings or earnings per share.

Back to Contents

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Critical Accounting Policies, Judgments and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of those financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company discloses its significant accounting policies in the notes to its audited consolidated financial statements.

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the useful lives of intangible assets and insurance reserves.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and various other estimates we believe to be reasonable. A description of the aforementioned policies follows:

Revenue recognition — We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis. We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months. We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts. We record offsets to revenue for allowances, end-user pricing adjustments and trade spending. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our retail supermarket and frozen beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine the amount of liability to record is cumbersome and subject to inaccuracies. However, we feel that due to constant monitoring of the process, any inaccuracies would not be material. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $6,916,000 and $4,925,000 at September 25, 2004 and September 27, 2003, respectively. The increase in our recorded liability resulted from the acquisition of Country Home Bakers as well as other general increases in allowances throughout our businesses.

Back to Contents

Accounts Receivable — We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customer’s accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have 2 to 3 customers with accounts receivable balances of between $1.5 million to $3 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed could have a material impact on our consolidated statement of earnings and our consolidated statement of cash flows.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $245,000, $556,000 and $372,000 for the fiscal years 2004, 2003 and 2002 respectively. At September 25, 2004 and September 27, 2003, our accounts receivables were $47,753,000 and $37,645,000, net of an allowance for doubtful accounts of $1,104,000 and $991,000.

Asset Impairment — We completed documentation of our transitional goodwill impairment tests during the quarter ended March 30, 2002 and did not record any transitional goodwill impairment loss as a result of our adoption of SFAS 142. Goodwill of our restaurant group reporting unit decreased by $52,000 in 2004 and goodwill of our frozen beverages reporting unit increased by $679,000 in 2004.

We have three reporting units with goodwill totaling $46,477,000 as of September 25, 2004. We utilize historical reporting unit cash flows (defined as reporting unit operating income plus depreciation and amortization) as a proxy for expected future reporting cash flows to evaluate the fair value of these reporting units. If the fair value estimated substantially exceeds the carrying value of the reporting unit, including the goodwill, if any, associated with that unit, we do not recognize any impairment loss. We do not engage a third party to assist in this analysis as we believe that our in-house expertise is adequate to perform the analysis.

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. The gross carrying amount of intangible assets for the fiscal year ended September 25, 2004 increased by $747,000 in 2004 primarily as a result of the acquisition of $1,016,000 of intangible assets of Country Home Bakers. Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Insurance Reserves — We have a self-insured medical plan which covers approximately 1,000 of our employees. We record a liability for incurred but not yet paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a Microsoft Excel spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 25, 2004 and September 27, 2003 was $920,000 and $675,000, respectively. Considering that we have stop loss coverage of $125,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2004 and 2003 was $2,400,000 and $1,700,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $4,825,000 and $4,324,000 at September 25, 2004 and September 27, 2003, respectively. We estimate the

Back to Contents

liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 1.82. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 25, 2004 and September 27, 2003, we had outstanding letters of credit totaling approximately $6,900,000 and $5,900,000, respectively.

Refer to Note A to the consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2004 (52 weeks) Compared to Fiscal 2003 (52 weeks)

Net sales increased $52,021,000 or 14% to $416,588,000 in fiscal 2004 from $364,567,000 in fiscal 2003. Approximately $36,000,000 of the sales increase resulted from the acquisition of Country Home Bakers in January 2004. Excluding these sales, sales increased approximately 4%.

We have four reportable segments, as disclosed in the notes to the consolidated financial statements: Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

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

Food Service

Sales to food service customers increased $49,995,000 or 25% to $250,523,000 in fiscal 2004. Excluding Country Home Bakers, sales increased $14,142,000, or 7%. Soft pretzel sales to the food service market increased $4,661,000, or 6%, to $80,723,000 for the 2004 year due primarily to increased sales of PRETZEL FILLERS and GOURMET TWISTS. Significant decreases in sales to two customers were more than offset by increases in sales to three other customers. The net increase in sales to these five customers accounted for approximately 75% of the overall sales increase of soft pretzel sales to the food service market. Sales of bakery products increased $46,546,000, or 69%, for the year. Excluding sales from the acquisition of Country Home Bakers, sales of bakery products increased $10,693,000 or 16% with approximately 80% of this increase coming from sales to four customers resulting primarily from increased sales of existing and new products to their customers. Approximately $700,000 of the balance of the bakery sales increase was of our branded products sold primarily to school food service accounts and approximately $1,000,000 of the balance was of sales of private label products with increases and decreases among many customers. Churro sales increased 2% to $13,244,000 with no significant increases or decreases among our customers. Frozen juice bar and ices sales decreased $1,109,000 or 3% to $37,011,000 for the year. Continued strength in our school food service business and sales of BARQ’S FLOATZ, a frozen root beer and ice cream float, in warehouse club stores offset most of the decline, approximately $2,800,000, which resulted from replacement of our products with low carb products in some warehouse club stores. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

Back to Contents

Retail Supermarkets

Sales of products to retail supermarkets decreased $859,000 or 2% to $38,843,000 in fiscal 2004. Total soft pretzel sales to retail supermarkets were $29,383,000, an increase of 6% from fiscal 2003. The increase was entirely due to the introduction of PRETZELFILS just prior to the beginning of fiscal year 2004 and a price increase. Sales of frozen juice bars and ices decreased $4,417,000 or 11% to $34,011,000 in 2004 from $38,428,000 in 2003. Even though case sales of frozen juices and ices were down 19%, sales were down only 11% because of reduced trade spending in 2004 compared to 2003. We believe that our decline in frozen juices and ices sales was in line with industry wide declines in the frozen novelty product category.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 22%, primarily due to reduced mall traffic and closings or licensings of 18 unprofitable stores. At September 25, 2004, we had 30 stores open with plans to continue to close down unprofitable stores and reduce overhead costs in hopes of improving the operating results of this business.

Frozen Beverages

Frozen beverage and related product sales increased $5,017,000 or 4% to $119,599,000 in fiscal 2004. Beverage sales alone were essentially unchanged for the year. Excluding lower sales to one customer, beverage sales alone would have been up about 2%. Sales to this customer may decline further in 2005 although we do not believe the impact on consolidated operating income would be material. Service revenue increased $2,836,000, or 19%, to $18,108,000 for the year as we continue to emphasize growing this part of our business. Machine sales increased $2,803,000 to $11,228,000 for the year. Sales to one customer accounted for all of the machine sales’ increase.

Consolidated

Other than as commented upon above by segment, there are no material specific reasons for the reported sales increases or decreases. Sales levels can be impacted by the appeal of our products to our customers and consumers and their changing tastes, competitive and pricing pressures, sales execution, marketing programs, seasonal weather, customer stability and general economic conditions.

Gross profit as a percent of sales, although at 34% of sales for both 2004 and 2003, decreased .58 of a percentage point. Excluding the lower margin of the acquired Country Home Bakers, gross margin as a percentage of sales increased slightly over 2003. Gross profit of the existing businesses was impacted by increases in the unit costs of raw materials and packaging of about $1,800,000 and increases in insurance costs of about $900,000 and benefitted from lower depreciation of approximately $1,600,000. Also helping to improve the gross profit percentage were price increases and efficiencies related to higher volume.

Total operating expenses increased $11,019,000 to $105,017,000 in fiscal 2004 but as a percentage of sales decreased about 1/2 of one percent to 25% in 2004. Marketing expenses decreased to 13% of sales in fiscal 2004 from 14% in 2003. The decrease in marketing expense as a percent of sales was the result of controlled spending throughout all our business and the increased level of bakery sales. Distribution expenses, which increased less than 1/2 of 1 percent of sales, were 8% of sales in both years. Distribution expenses increased as a percent of sales because of higher fuel and outside carrier costs as well as by differences in product mix. Administrative expenses were 4% in both years. Administrative expenses benefitted from lower legal expenses of about $300,000 this year compared to last year. Other general expense of $29,000 in 2004 compared to other general income of $384,000 in 2003. The $384,000 of general income in 2004 included income from the positive resolution of prior acquisition liabilities.

Operating income increased $4,345,000 or 14% to $35,192,000 in fiscal 2004 as a result of the aforementioned items.

Interest expense and other was $113,000 in both 2004 and 2003.

Back to Contents

The effective income tax rate was 36% in fiscal years 2004 and 2003.

Net earnings increased $2,808,000 or 14% in fiscal 2004 to $22,710,000 or $2.48 per fully diluted share as a result of the aforementioned items.

There are many factors which can impact our net earnings from year to year and in the long run, among which are the supply and cost of raw materials and labor, insurance costs, factors impacting sales as noted above, the continuing consolidation of our customers, our ability to manage our manufacturing, marketing and distribution activities, our ability to make and integrate acquisitions and changes in tax laws and interest rates.

RESULTS OF OPERATIONS

Fiscal 2003 (52 weeks) Compared to Fiscal 2002 (52 weeks)

Net sales increased $11,380,000 or 3% to $364,567,000 in fiscal 2003 from $353,187,000 in fiscal 2002.

We have four reportable segments, as disclosed in the notes to the consolidated financial statements: Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

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

Food Service

Sales to food service customers increased $15,309,000 or 8% to $200,528,000 in fiscal 2003. Soft pretzel sales to the food service market increased $10,160,000, or 15%, to $76,062,000 for the 2003 year due primarily to increased sales of PRETZEL FILLERS and GOURMET TWISTS, two of our newer products in our pretzel line. Increased sales of PRETZEL FILLERS to two customers accounted for approximately 64% of the soft pretzel sales’ increase. Sales of bakery products increased $3,661,000 or 6% to $67,432,000 in fiscal 2003; approximately 44% of this increase was from sales to one customer resulting primarily from increased sales of existing products to its customers. Approximately $900,000 of the bakery products increase in sales was of our branded products sold primarily to school food service accounts and approximately $1,000,000 of the increase was of sales of private label products with increases and decreases among many customers. Churro sales increased 3% to $12,923,000 resulting primarily from sales of new products to a warehouse club store customer. Frozen juice bar and ices sales increased $1,322,000, or 4%, to $38,120,000. This increase was mainly attributable to higher sales to warehouse club stores of about $1,800,000 and to school food service customers of about $600,000, which were partially offset by a decline to $0 of sales to one quick serve restaurant customer from $1,325,000 in 2002, which customer discontinued sales of the product after a trial period in 2002. All of the increases in sales throughout the Food Service segment were from a combination of increased unit volume and price increases.

Retail Supermarkets

Sales of products to retail supermarkets decreased $1,664,000 or 4% to $39,702,000 in fiscal 2003. Total soft pretzel sales to retail supermarkets were $17,195,000, an increase of 2% from fiscal 2002. Sales of frozen juice bars and ices decreased $1,207,000 or 5% to $24,251,000 in 2003 from $25,458,000 in 2002. Case sales of frozen juices and ices products introduced in 2002 which were unsuccessful were down 60% for the year. Even though overall case sales of frozen juices and ices were down 12%, sales were down only 5% because of reduced trade spending in 2003 compared to 2002. We believe that sales of our frozen juices and ices were negatively impacted by unseasonably cool and rainy weather in parts of the United States during the spring and summer of 2003.

Back to Contents

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 9%, primarily due to reduced mall traffic and closings of 5 unprofitable stores. At September 27, 2003, we had 48 stores open with plans to close 10 to 15 unprofitable stores in our 2004 fiscal year in hopes of improving the operating results of this business.

Frozen Beverages

Frozen beverage and related product sales decreased $1,296,000 or 1% to $114,582,000 in fiscal 2003. Beverage sales alone decreased 2% to $89,387,000 for the year. Lower beverage sales to two customers accounted for more than the entire decrease in beverage sales. Excluding these two customers, beverage sales alone would have increased approximately $1,450,000, or 2%, for the year. Sales to one of these customers may decline further in 2004. We do not believe the impact on consolidated operating income would be material. We believe that beverage sales were negatively impacted by unseasonably cool and rainy weather in parts of the United States during the spring and summer of 2003. Service revenue increased $829,000, or 6% to $15,272,000 for the year as we continue to emphasize this part of our business.

Consolidated

Other than as commented upon above by segment, there are no material specific reasons for the reported sales increases or decreases. Sales levels can be impacted by the appeal of our products to our customers and consumers and their changing tastes, competitive and pricing pressures, sales execution, marketing programs, seasonal weather, customer stability and general economic conditions.

Gross profit was 34% of sales in both 2003 and 2002. Gross profit benefited from a decrease of approximately $6,000,000 in depreciation expense which was largely offset by increases in the unit costs of raw materials and packaging of about $4,000,000 and increases in insurance costs of about $1,300,000. The decrease in depreciation expense related primarily to frozen carbonated beverage dispensers acquired in an acquisition in 1998 and which became fully depreciated in the first quarter of 2003.

Total operating expenses increased $2,807,000 to $93,998,000 in fiscal 2003 but as a percentage of sales were 26% in 2003 and 2002. Marketing expenses decreased less than 1/2  of 1 percent to 14% of sales in fiscal 2003 from 15% in 2002. The decrease in marketing expense as a percent of sales was caused primarily by a higher level of sales in our food service segment which did not incur marketing expenses and by a lower level of employee compensation in our frozen beverages segment. Distribution expenses increased less than 1/4 of 1 percent of sales to 8% from 7% last year primarily because of increased freight costs as a percent of food service sales and slightly higher frozen beverages distribution costs even though sales declined. Administrative expenses were 4% in both years. Other general income increased to $384,000 in 2003 from $19,000 because of the positive resolution of prior acquisition liabilities.

Operating income increased $2,581,000 or 9% to $30,847,000 in fiscal 2003 as a result of the aforementioned items.

Interest expense decreased $408,000 to $113,000 in fiscal 2003 because we had no long-term debt in 2003.

The effective income tax rate increased to 36% in fiscal 2003 from 35% in fiscal 2002 primarily because of changes in state tax laws.

Net earnings increased $1,789,000 or 10% in fiscal 2003 to $19,902,000 or $2.20 per fully diluted share as a result of the aforementioned items.

There are many factors which can impact our net earnings from year to year and in the long run, among which are the supply and cost of raw materials and labor, insurance costs, factors impacting sales as noted above, the continuing consolidation of our customers, our ability to manage our manufacturing, marketing and distribution activities, our ability to make and integrate acquisitions and changes in tax laws and interest rates.

Back to Contents

ACQUISITIONS, LIQUIDITY AND CAPITAL RESOURCES

In January 2004, we acquired the assets of Country Home Bakers, Inc. Country Home Bakers, Inc., with its manufacturing facility in Atlanta, GA, manufactures and distributes bakery products to the food service and supermarket industries. Its product line includes cookies, biscuits, and frozen doughs sold under the names READI-BAKE, COUNTRY HOME and private labels sold through supermarket in-store bakeries. This acquisition was accounted for under the purchase method of accounting, and its operations are included in the consolidated financial statements from the acquisition date.

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, is sufficient to fund future growth and expansion. Based on our past levels of operating cash flow, which has averaged $48,197,000 per year over the past three years, and the strength of our consolidated balance sheet, we believe that we have the capability to borrow in excess of $200,000,000. This is management’s current opinion, which could change over time depending on future events.

Fluctuations in the value of the Mexican peso and the resulting translation of the net assets of our Mexican frozen beverage subsidiary caused decreases of $104,000, $165,000 and $151,000 in accumulated other comprehensive loss in the 2004, 2003 and 2002 fiscal years, respectively. In 2004, sales of the Mexican subsidiary were $4,308,000 as compared to $4,354,000 in 2003.

In fiscal year 2003, we purchased and retired 297,000 shares of our common stock at a cost of $8,565,000. In fiscal years 2004 and 2002, we did not purchase or retire any of our common stock. Under a buyback authorization approved by the Board of Directors in April 2003, 478,000 shares remain to be purchased at September 25, 2004.

Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at September 25, 2004. The significant financial covenants are:

•	Earnings before interest expense and income taxes divided by interest expense shall not be less than 1.5 to 1.

•	Tangible net worth must be more than $90 million.

•	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

•	Total liabilities divided by tangible net worth shall not be more than 2.0 to 1.

We were in compliance with all of the restrictive covenants at September 25, 2004. There were no outstanding balances under this facility at September 25, 2004.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2004 and 2003 was $2,400,000 and $1,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 25, 2004 and September 27, 2003, we had outstanding letters of credit totaling approximately $6,900,000 and $5,900,000, respectively.

Back to Contents

The following table presents our contractual cash flow commitments on long-term debt and operating leases. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, including current maturities	$—	$—	$—	$—	$—
Operating leases	39,906	8,024	13,072	7,883	10,927

Total	$39,906	$8,024	$13,072	$7,883	$10,927

As of September 25, 2004, we were committed to purchasing approximately $20,000,000 of ingredients and packaging in fiscal year 2005. These commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Effective December 30, 2001, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products.

As a result of the adoption, we reduced both net sales and marketing expenses by approximately $23,212,000, $25,344,000 and $27,175,000 for the years ended 2004, 2003 and 2002, respectively. These reclassifications have no impact on reported operating income or net earnings or earnings per share.

Fiscal 2004 Compared to Fiscal 2003

Cash and cash equivalents increased $18,406,000, or 49%, to $56,100,000 from a year ago because net cash provided by operating activities of $47,144,000 and provided by financing activities of $3,810,000 exceeded the amounts of net cash used in investing activities.

Trade receivables increased $10,108,000 or 27% to $47,753,000 and inventories increased $6,385,000 or 28% to $29,587,000 in 2004. The increases were due primarily to increased levels of business and higher unit costs of inventories. Including Country Home Bakers, sales for the last month of the year were approximately 21% higher than a year ago. Additionally, the amount of some finished goods inventory was intentionally increased to allow for improved manufacturing efficiencies and distribution savings. Parts inventory increased in our frozen beverages business in response to higher levels of managed service business.

Property, plant and equipment increased $2,359,000 to $89,474,000 primarily because of the acquisition of $5,240,000 of property, plant and equipment in the Country Home Bakers acquisition, which was offset somewhat by higher depreciation than purchases in our existing business.

Other intangible assets, less accumulated amortization increased $573,000 to $1,804,000 because of the acquisition of intangible assets of $1,016,000 in the Country Home Bakers acquisition, net of amortization of $443,000.

Accounts payable and accrued liabilities increased $7,588,000, or 19% from 2003 to 2004 primarily because of increased levels of business during our fourth quarter and especially September.

Deferred income tax liabilities increased by $2,984,000 to $19,153,000 which related primarily to depreciation of property, plant and equipment.

Common stock increased $4,926,000 to $33,069,000 in 2004 because of the exercise of incentive stock options and stock issued under our stock purchase plan for employees.

Net cash provided by operating activities increased $779,000 to $47,144,000 in 2004 primarily because of an increase to net earnings of $2,808,000 which was partially offset by a reduction in depreciation and amortization of fixed assets of $1,064,000 and an increase in working capital of $1,316,000. The decrease in

Back to Contents

depreciation and amortization expense related primarily to frozen carbonated beverage dispensers acquired in an acquisition in 1998, which became fully depreciated in the first quarter of 2003.

Net cash used in investing activities increased $16,107,000 to $32,444,000 in 2004 from $16,337,000 in 2003 primarily because of the acquisition of Country Home Bakers and higher spending of $3,191,000 for purchases of dispensing and other equipment in our frozen beverage business.

Net cash provided by financing activities of $3,810,000 in 2004 compared to a use of $6,327,000 in 2003. The change of $10,137,000 was because in 2003 we spent $8,565,000 to repurchase common stock and did not repurchase any common stock in 2004.

In 2004, the major variables in determining our net increase in cash and cash equivalents were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment and payments for the purchase of companies. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the repurchase of common stock, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property plant and equipment although it could be impacted by a significant acquisition in the current year. Purchases of property, plant and equipment is primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 25, 2004, we may borrow in the future depending on our needs.

Fiscal 2003 Compared to Fiscal 2002

Cash increased $23,536,000, or 166%, to $37,694,000 from a year ago because net cash provided by operating activities of $46,365,000 exceeded the amounts of net cash used in investing activities of $16,502,000 and financing activities of $6,227,000.

Trade receivables increased $723,000 or 2% to $37,645,000 and inventories increased $1,003,000 or 5% to $23,202,000 in 2003 due to increased levels of business and higher unit costs of inventories.

Property, plant and equipment decreased $7,295,000 to $87,115,000 primarily because expenditures for dispensers required for the expansion of our frozen beverage business, for ovens and portable merchandisers required for the expansion of our food service business and for the expansion and upgrading of production capability at our manufacturing facilities was approximately $5,000,000 less than depreciation of existing assets.

Other intangible assets, less accumulated amortization decreased $308,000 to $1,231,000 because they were amortized by $308,000 in the year.

Accounts payable and accrued liabilities was essentially unchanged from 2002 to 2003, having decreased $186,000 in 2003 from $40,244,000 in 2002.

Deferred income taxes increased by $2,568,000 to $13,374,000 which related primarily to depreciation of property, plant and equipment.

Common stock decreased $5,882,000 to $28,143,000 in 2003 because of the repurchase of $8,565,000 of our common stock which was partially offset by the exercise of incentive stock options and stock issued under our stock purchase plan for employees.

Net cash provided by operating activities decreased $4,718,000 to $46,365,000 in 2003 primarily because depreciation and amortization of fixed assets decreased by $6,023,000 which was partially offset by increased net earnings of $1,789,000. The decrease in depreciation and amortization expense related primarily to frozen carbonated beverage dispensers acquired in an acquisition in 1998 and which became fully depreciated in the first quarter of 2003.

Back to Contents

Net cash used in investing activities decreased $3,000,000 to $16,337,000 in 2003 from $19,337,000 in 2002 because of an increase in proceeds from disposal of property and equipment related to sales of equipment in our frozen beverage business and a lower level of purchases of property plant and equipment.

Net cash used in financing activities decreased $18,547,000 in 2003 to $6,327,000 from $24,874,000 in 2002. The decrease was because we paid down $28,069,000 of long-term debt in 2002 and we had no long-term debt in 2003.

In 2003, the major variables in determining our net increase in cash and cash equivalents were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment and payments to repurchase common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the purchase of companies, net of cash acquired and debt assumed, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property plant and equipment although it could be impacted by a significant acquisition in the current year. Purchases of property, plant and equipment is primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 27, 2003, we may borrow in the future depending on our needs.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may continue to do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 25, 2004, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 25, 2004, the Company had no long-term debt obligations.

The Company’s most significant raw material requirements include flour, shortening, corn syrup, chocolate, and macadamia nuts. The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 24 months. Futures contracts are not used in combination with forward purchasing of these raw materials. The Company’s procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 25, 2004 because it does not believe its foreign exchange exposure is significant.

Item 8. Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9. Changes In And Disagreements With Accountants on Accounting And Financial Disclosure

None.

Back to Contents

Item 9a. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure and Internal Controls. The Company evaluated (i) the effectiveness of the design and operation of its disclosure controls and procedures (the “Disclosure Controls”) as of the end of the period covered by this Form 10-K and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of its fiscal year. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms and that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. However, the CEO and CFO did become aware of significant deficiencies in our internal controls in the areas of account reconciliations and segregation of duties in some of our disbursements, inventory and purchasing functions. We believe that these deficiencies did not affect the accuracy of our financial statements included in this report. In order to correct these deficiencies, the Company is continuing to enforce existing policies and improving segregation of duties where applicable. Additionally, in accord with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonably likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the quarter covered by this report.

Item 9b. Other Information

There was no information required on Form 8-K during the quarter that was not reported.

Back to Contents

PART III

Item 10. Directors And Executive Officers Of The Registrant

Portions of the information concerning directors, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 10, 2005, is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 10, 2005, is incorporated herein by reference.

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company’s principal executive officer and senior financial officer. The Company has also adopted a Code of Business Conduct and Ethics which applies to all employees.

Item 11. Executive Compensation

Information concerning executive compensation appearing in the Company’s Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 10, 2005 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	63	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	49	Senior Vice President, Chief Financial Officer, Secretary, Treasurer
		and Director
Robert M. Radano	55	Senior Vice President, Sales, Chief Operating Officer and Director
Dan Fachner	44	President of The ICEE Company Subsidiary
Michael Karaban	58	Senior Vice President, Marketing

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s Proxy Statement under the caption “Principal Shareholders” is incorporated herein by reference.

Back to Contents

The following table details information regarding the Company’s existing equity compensation plans as of September 25, 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	768,244	$24.95	590,000
Equity compensation plans not approved by security holders	—	—	—

Total	768,244	$24.95	590,000

Item 13. Certain Relationships And Related Transactions

None to Report.

Item 14. Principal Accounting Fees and Services

Information concerning the Principal Accounting Fees and Services in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Back to Contents

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements and Financial Statements Schedule on page F-1.

(2) Financial Statement Schedules — Page S-1

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or because the information required is contained in the financial statements or notes thereto.

(b) Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990. (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990.)

3.2	Amended and Restated Bylaws adopted May 15, 1990. (Incorporated by reference from the Company’s Form 10-Q dated August 3, 1990.)

4.3
Loan Agreement dated as of December 4, 2001 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent. (Incorporated by reference from the Company’s Form 10-K dated December 21, 2001.)

4.4**	Second Amendment to Loan Agreement dated as of December 4, 2001 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent.

10.1
Proprietary Exclusive Manufacturing Agreement dated July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc. (Incorporated by reference from the Company’s Form S-1 dated February 4, 1986, file no. 33-2296).

10.2*	J & J Snack Foods Corp. Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 19, 2002.)

10.3*	J & J Snack Foods Corp. 401(k) Profit Sharing Plan, As Amended, Effective January 1, 1989. (Incorporated by reference from the Company’s 10-K dated December 18, 1992.)

10.4*	First, Second and Third Amendments to the J & J Snack Foods Corp. 401(k) Profit Sharing Plan. (Incorporated by reference from the Company’s 10-K dated December 19, 1996.)

10.6
Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company’s manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference form the Company’s Form 10-K dated December 17, 1991.)

10.7
Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 21, 1995.)

10.8*	J & J Snack Foods Corp. Employee Stock Purchase plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).

10.11
Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).

Back to Contents

10.12*	Fourth and Fifth Amendments to the J & J Snack Foods Corp. 401(k) Profit Sharing Plan. (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).

14.0	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Compensatory Plan
**	Filed Herewith

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

December 1, 2004	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 1, 2004	By	/s/ Robert M. Radano
Robert M. Radano Senior Vice President, Sales, Chief Operating Officer and Director

December 1, 2004	By	/s/ Dennis G. Moore
Dennis G. Moore Senior Vice President, Chief Financial Officer and Director

December 1, 2004	By	/s/ Sidney R. Brown
Sidney R. Brown, Director

December 1, 2004	By	/s/ Peter G. Stanley
Peter G. Stanley, Director

December 1, 2004	By	/s/ Leonard M. Lodish
Leonard M. Lodish, Director

Back to Contents

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Back to Index

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
J & J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J & J Snack Foods Corp. and Subsidiaries as of September 25, 2004 and September 27, 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the fiscal years in the three-year period ended September 25, 2004 (52 weeks, 52 weeks, and 52 weeks, respectively). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J & J Snack Foods Corp. and Subsidiaries as of September 25, 2004 and September 27, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the fiscal years in the three-year period ended September 25, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 3, 2004

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 25,	September 27,
	2004	2003

	(in thousands, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$56,100	$37,694
Receivables
Trade, less allowances of $1,104 and $991, respectively	47,753	37,645
Other	233	516
Inventories	29,587	23,202
Prepaid expenses and other	1,354	1,348
Deferred Income Taxes	3,385	2,795

Total current assets	138,412	103,200

Property, Plant and Equipment, at cost	314,880	298,609
Less accumulated depreciation and amortization	225,406	211,494

	89,474	87,115
Other Assets
Goodwill	46,477	45,850
Other intangible assets, net	1,804	1,231
Long-term investment securities held to maturity	—	275
Other	1,257	1,807

	49,538	49,163

	$277,424	$239,478

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$34,497	$27,252
Accrued liabilities	13,149	12,806

Total current liabilities	47,646	40,058

Deferred Income Taxes	19,153	16,169
Other long-term liabilities	529	687

Stockholders’ Equity
Preferred stock, $1 par value; authorized, 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized, 25,000,000 shares; issued and outstanding, 9,006,000 and 8,757,000 respectively	33,069	28,143
Accumulated other comprehensive loss	(2,061)	(1,957)
Retained earnings	179,088	156,378

	210,096	182,564

	$277,424	$239,478

The accompanying notes are an integral part of these statements.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal year ended

	September 25,	September 27,	September 28,
	2004	2003	2002
	(52 weeks)	(52 weeks)	(52 weeks)

	(in thousands, except per share information)
Net Sales	$416,588	$364,567	$353,187
Cost of goods sold	276,379	239,722	233,730

Gross profit	140,209	124,845	119,457

Operating expenses
Marketing	54,585	51,492	51,466
Distribution	33,574	27,705	26,041
Administrative	16,829	15,185	13,703
Other general expense (income)	29	(384)	(19)

	105,017	93,998	91,191

Operating income	35,192	30,847	28,266

Other income (expenses)
Investment income	566	362	268
Interest expense and other	(113)	(113)	(521)

	453	249	(253)

Earnings before income taxes	35,645	31,096	28,013
Income taxes	12,935	11,194	9,900

NET EARNINGS	$22,710	$19,902	$18,113

Earnings per diluted share	$2.48	$2.20	$1.99

Weighted average number of diluted shares	9,143	9,051	9,093

Earnings per basic share	$2.55	$2.26	$2.07

Weighted average number of basic shares	8,909	8,800	8,770

The accompanying notes are an integral part of these statements.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Amount	Loss	Earnings	Total	Income

Balance at September 30, 2001	8,636	$29,421	$(1,641)	$118,363	$146,143
Issuance of common stock upon exercise of stock options	254	4,336	—	—	4,336
Issuance of common stock for employee stock purchase plan	13	268	—	—	268
Foreign currency translation adjustment	—	—	(151)	—	(151)	$(151)
Net earnings	—	—	—	18,113	18,113	18,113

Comprehensive income	—	—	—	—	—	$17,962

Balance at September 28, 2002	8,903	$34,025	$(1,792)	$136,476	$168,709
Issuance of common stock upon exercise of stock options	139	2,342	—	—	2,342
Issuance of common stock for employee stock purchase plan	12	341	—	—	341
Foreign currency translation adjustment	—	—	(165)	—	(165)	$(165)
Repurchase of common stock	(297)	(8,565)	—	—	(8,565)
Net earnings	—	—	—	19,902	19,902	19,902

Comprehensive income	—	—	—	—	—	$19,737

Balance at September 27, 2003	8,757	$28,143	$(1,957)	$156,378	$182,564
Issuance of common stock upon exercise of stock options	236	4,553	—	—	4,553
Issuance of common stock for employee stock purchase plan	13	373	—	—	373
Foreign currency translation adjustment	—	—	(104)	—	(104)	$(104)
Net earnings	—	—	—	22,710	22,710	22,710

Comprehensive income	—	—	—	—	—	$22,606

Balance at September 25, 2004	9,006	$33,069	$(2,061)	$179,088	$210,096

The accompanying notes are an integral part of this statement.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended

	September 25, 2004 (52 weeks)	September 27, 2003 (52 weeks)	September 28, 2002 (52 weeks)

Operating activities:
Net earnings	$22,710	$19,902	$18,113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	23,170	24,234	30,252
Amortization of intangibles and deferred costs.	898	729	734
(Gains) losses from disposals and write-downs of property & equipment	(33)	(389)	255
Increase in deferred income taxes	2,394	2,568	1,578
Changes in assets and liabilities, net of effects from purchase of companies:
Increase in accounts receivable	(6,887)	(285)	(1,068)
Increase in inventories	(2,423)	(829)	(207)
Decrease (increase) in prepaid expenses and other	83	(276)	125
Increase in accounts payable and accrued liabilities	7,232	711	1,301

Net cash provided by operating activities	47,144	46,365	51,083

Investing activities:
Purchases of property, plant and equipment	(21,644)	(19,127)	(20,328)
Payments for purchase of companies	(12,668)	—	—
Proceeds from investments held to maturity	275	400	840
Proceeds from disposal of property and equipment	1,628	2,534	167
Other	(35)	(144)	(16)

Net cash used in investing activities	(32,444)	(16,337)	(19,337)

Financing activities:
Proceeds from borrowings	—	—	24,000
Proceeds from issuance of common stock	3,810	2,238	3,195
Payments to repurchase common stock	—	(8,565)	—
Payments of long-term debt	—	—	(52,069)

Net cash provided by (used in) financing activities	3,810	(6,327)	(24,874)
Effect of exchange rate on cash and cash equivalents	(104)	(165)	(151)

Net increase in cash and cash equivalents	18,406	23,536	6,721
Cash and cash equivalents at beginning of year	37,694	14,158	7,437

Cash and cash equivalents at end of year	$56,100	$37,694	$14,158

The accompanying notes are an integral part of these statements.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (the Company) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the food service and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.	Principles of Consolidation

The consolidated financial statements include the accounts of J & J Snack Foods Corp. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

2.	Revenue Recognition

We recognize revenue from Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage products at the time the products are shipped to third parties. When we perform services under service contracts for frozen beverage dispenser machines, revenue is recognized upon the completion of the services on specified machines. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.

Effective December 30, 2001, we adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF 01-9 addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor’s products.

As a result of the adoption of this EITF, we reduced both net sales and marketing expenses by approximately $23,212,000, $25,344,000 and $27,175,000 for the years ended 2004, 2003 and 2002, respectively. These reclassifications have no impact on reported operating income or net earnings or earnings per share.

We follow EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $33,574,000, $27,705,000 and $26,041,000 for the fiscal years ended 2004, 2003 and 2002, respectively.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) addresses certain criteria for revenue recognition. SAB 101 outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in SAB 101.

We also sell service contracts covering frozen beverage machines sold. The terms of coverage range between 12 and 60 months. We record deferred income on service contracts which is amortized by the straight-line method over the term of the contracts.

During the years ended September 25, 2004 and September 27, 2003, we sold $3,225,000 and $2,561,000, respectively, of service contracts related to our frozen beverage machines. At September 25, 2004 and September 27, 2003, deferred income on service contracts was $1,853,000 and $1,783,000, respectively, of which $529,000 is included in other long-term liabilities as of September 25, 2004 and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Service contract

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

income of $3,156,000, $2,122,000 and $1,468,000 was recognized for the fiscal years ended 2004, 2003 and 2002, respectively.

3.	Foreign Currency

Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. The cumulative translation adjustment is recorded as a separate component of stockholders’ equity.

4.	Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.	Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

6.	Concentrations of Credit Risk and Accounts Receivable

We maintain cash balances at financial institutions located in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. We periodically maintain cash balances in excess of these insurance limits.

Other financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have 2 to 3 customers with accounts receivable balances of between $1,500,000 to $4,000,000.

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

7.	Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

8.	Investment Securities

We account for our investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Debt securities that we have the positive intent and ability to hold are classified as held-to-maturity and are reported at amortized cost. At September 27, 2003, all of our debt securities were classified as held-to-maturity.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

9.	Depreciation and Amortization

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights arising from acquisitions are amortized by the straight-line method over periods ranging from 4 to 20 years.

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but it retains many of the fundamental provisions of that Statement. The adoption did not have a material effect on our financial statements.

10.	Fair Value of Financial Instruments

The carrying value of our short-term financial instruments, such as accounts receivables and accounts payable, approximate their fair values, based on the short-term maturities of these instruments.

11.	Income Taxes

We account for our income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

12.	Earnings Per Common Share

We follow SFAS No. 128, “Earnings Per Share” (EPS). Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options) or other contracts to issue common stock were exercised and converted into common stock.

The Company’s calculation of EPS is as follows:

	Fiscal Year Ended September 25, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$22,710	8,909	$2.55

Effect of Dilutive Securities
Options	—	234	(.07)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$22,710	9,143	$2.48

1,700 anti-dilutive shares have been excluded in the computation of 2004 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

	Fiscal Year Ended September 27, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$19,902	8,800	$2.26

Effect of Dilutive Securities
Options	—	251	(.06)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$19,902	9,051	$2.20

168,394 anti-dilutive shares have been excluded in the computation of 2003 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 28, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$18,113	8,770	$2.07

Effect of Dilutive Securities
Options	—	323	(.08)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$18,113	9,093	$1.99

110,000 anti-dilutive shares have been excluded in the computation of 2002 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

13.	Accounting for Stock-Based Compensation

The Company accounts for stock options under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees.” Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

At September 25, 2004, the Company has two stock-based employee compensation plans. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts).

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

	Fiscal year ended

	September 25	September 27,	September 28,
	2004	2003	2002
	(52 weeks)	(52 weeks)	(52 weeks)

Net income, as reported	$22,710	$19,902	$18,113
Less: stock-based compensation costs determined under fair value based method for all awards	1,135	1,189	1,353

Net income, pro forma	$21,575	$18,713	$16,760

Earnings per share of common stock — basic:
As reported	$2.55	$2.26	$2.07
Pro forma	$2.42	$2.13	$1.91
Earnings per share of common stock — diluted:
As reported	$2.48	$2.20	$1.99
Pro forma	$2.36	$2.07	$1.84

The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2004, 2003 and 2002, respectively; expected volatility of 30.7% for fiscal year 2004, 43% for year 2003 and 40% for year 2002; weighted average risk-free interest rates of 3.27%, 3.07% and 3.58%; and expected lives ranging between 5 and 10 years for all years.

14.	Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $1,772,000, $2,119,000, and $1,619,000 for the fiscal years 2004, 2003 and 2002, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, chocolate, and macadamia nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 24 months. As of September 25, 2004, we have approximately $20,000,000 of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

16.	Reclassifications

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

NOTE B — ACQUISITIONS

In January 2004, we acquired the assets of Country Home Bakers, Inc. Country Home Bakers, Inc., with its manufacturing facility in Atlanta, GA, manufactures and distributes bakery products to the food service and supermarket industries. Its product line includes cookies, biscuits, and frozen doughs sold under the names READI-BAKE, COUNTRY HOME and private labels sold through supermarket in-store bakeries.

This acquisition was accounted for under the purchase method of accounting, and its operations are included in the consolidated financial statement from the acquisition date.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C — INVESTMENT SECURITIES

We had no long-term investment securities held to maturity at September 25, 2004.

The amortized cost, gross unrealized gains and losses, and fair values of our long-term investment securities held to maturity at September 27, 2003 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(in thousands)
Municipal government securities	$275	$5	$—	$280

There were no proceeds from sales of securities in the past three years. We use the specific identification method to determine the cost of securities sold.

NOTE D — INVENTORIES

Inventories consist of the following:

	September 25,	September 27,
	2004	2003

	(in thousands)
Finished goods	$13,691	$10,537
Raw materials	4,556	2,775
Packaging materials	2,984	2,975
Equipment parts and other	8,356	6,915

	$29,587	$23,202

Inventory is presented net of an allowance for obsolescence of $1,131,000 and $617,000 in fiscal years 2004 and 2003, respectively.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 25,	September 27,	Estimated
	2004	2003	Useful Lives

	(in thousands)
Land	$556	$606	—
Buildings	4,497	5,106	15-39.5 years
Plant machinery and equipment	100,442	93,122	5-10 years
Marketing equipment	182,136	173,360	5 years
Transportation equipment	1,037	909	5 years
Office equipment	8,411	7,394	3-5 years
Improvements	15,070	15,654	5-20 years
Construction in progress	2,731	2,458	—

	$314,880	$298,609

NOTE F — GOODWILL AND INTANGIBLE ASSETS

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarket, The Restaurant Group and Frozen Beverages.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — GOODWILL AND INTANGIBLE ASSETS — (Continued)

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 25, 2004		September 27, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Food Service
Amortized intangible assets Licenses and rights	$3,082	$1,333	$2,066	$908

Retail Supermarket
Amortized intangible assets Licenses and rights	$—	$—	$—	$—

The Restaurant Group
Amortized intangible assets Licenses and rights	$—	$—	$20	$20

Frozen Beverages
Amortized intangible assets Licenses and rights	$201	$146	$201	$128

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. In fiscal year 2004, intangible assets of $1,016,000 were acquired in the Country Home Bakers acquisition. Additionally, we did not record any transitional intangible asset impairment loss upon adoption of SFAS 142. Aggregate amortization expense of intangible assets for the fiscal years 2004, 2003 and 2002 was $443,000, $308,000 and $309,000.

Estimated amortization expense for the next five fiscal years is approximately $440,000 in 2005, $375,000 in 2006 and 2007, $323,000 in 2008 and $149,000 in 2009. The weighted average amortization period of the intangible assets is 8.33 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarkets	Group	Beverages	Total

	(in thousands)
Balance at September 25, 2004	$14,241	$—	$386	$31,850	$46,477

Balance at September 27, 2003	$14,241	$—	$438	$31,171	$45,850

NOTE G — ACCRUED LIABILITIES

Included in accrued liabilities is accrued compensation of $6,934,000 and $6,133,000 as of September 25, 2004 and September 27, 2003, respectively.

NOTE H — LONG-TERM DEBT

Our general-purpose bank credit line agreement provides for a $50,000,000 revolving credit facility repayable in December 2006, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 25, 2004 and September 27, 2003, there were no outstanding balances under this facility.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — LONG-TERM DEBT — (Continued)

Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2004 and 2003 was $2,400,000 and $1,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 25, 2004 and September 27, 2003, we had outstanding letters of credit totaling approximately $6,900,000 and $5,900,000, respectively.

NOTE I — INCOME TAXES

Income tax expense is as follows:

	Fiscal year ended

	September 25,	September 27,	September 28,
	2004	2003	2002

	(in thousands)
Current
U.S. Federal	$9,441	$7,790	$7,510
Foreign	140	66	43
State	960	770	769

	10,541	8,626	8,322

Deferred
U.S. Federal	2,200	2,360	1,450
State	194	208	128

	2,394	2,568	1,578

	$12,935	$11,194	$9,900

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended

	September 25,	September 27,	September 28,
	2004	2003	2002

	(in thousands)
Income taxes at statutory rates	$12,283	$10,649	$9,753
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	725	636	552
Other, net	(73)	(91)	(405)

	$12,935	$11,194	$9,900

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — INCOME TAXES — (Continued)

Deferred tax assets and liabilities consist of the following:

	September 25,	September 27,
	2004	2003

	(in thousands)
Deferred tax assets
Vacation accrual	$651	$601
Insurance accrual	1,254	1,099
Deferred income	349	409
Allowances	801	873
Other, net	574	434

	3,629	3,416

Deferred tax liabilities
Depreciation of property and equipment	19,340	16,682
Other, net	57	108

	19,397	16,790

	$15,768	$13,374

NOTE J — COMMITMENTS

1.	Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 25, 2004:

	Plants and Offices	Equipment	Total

	(in thousands)
2005	$4,882	$3,142	$8,024
2006	4,248	3,021	7,269
2007	3,615	2,188	5,803
2008	3,261	1,149	4,410
2009 and thereafter	13,858	542	14,400

	$29,864	$10,042	$39,906

Total rent expense was $11,220,000, $9,991,000 and $10,017,000 for fiscal years 2004, 2003 and 2002, respectively.

2.	Other Commitments

We are a party to litigation which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2004 and 2003 was $2,400,000 and $1,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 25, 2004 and September 27, 2003, we had outstanding letters of credit totaling approximately $6,900,000 and $5,900,000, respectively.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — CAPITAL STOCK

Under our current share repurchase program authorized by the Board of Directors, 478,000 shares remain to be repurchased as of September 25, 2004. In fiscal year 2003, we purchased and retired 297,000 shares of our common stock at a cost of $8,565,000.

NOTE L — STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 400,000 shares reserved under the Plan; options for 211,000 shares remain unissued as of September 25, 2004. There are options that were issued under an option plan that has since expired that are still outstanding.

A summary of the status of our option plans as of fiscal years 2004, 2003 and 2002 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options

		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 30, 2001	880,827	$17.08	356,000	$14.75
Granted	81,333	38.21	34,000	39.53
Exercised	(239,583)	14.19	(34,000)	10.75
Cancelled	(25,386)	19.96	—	—

Balance, September 28, 2002	697,191	20.40	356,000	17.55
Granted	80,000	33.83	—	—
Exercised	(118,456)	16.86	(37,000)	13.63
Cancelled	(53,106)	24.05	—	—

Balance, September 27, 2003	605,629	22.55	319,000	18.00
Granted	103,700	40.08	10,000	40.85
Exercised	(218,527)	18.37	(37,000)	11.00
Cancelled	(20,249)	24.47	—	—

Balance, September 25, 2004	470,553	$28.12	292,000	$19.67
Exercisable Options, September 25, 2004	242,458		282,000

The weighted-average fair value of incentive options granted during fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002 was $12.94, $14.15 and $15.39, respectively. The weighted-average fair value of nonqualified stock options granted during the fiscal year ended September 28, 2002 was $23.93.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — STOCK OPTIONS — (Continued)

The following table summarizes information about incentive stock options outstanding at September 25, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September	Contractual	Exercise	September	Exercise
Exercise Prices	25, 2004	Life	Price	25, 2004	Price

$12.75 — $19.00	77,844	6.0 years	$12.90	77,844	$12.90
$19.38 — $22.88	155,614	6.9 years	$21.21	155,614	$21.21
$30.40 — $44.70	237,095	4.1 years	$37.65	9,000	$34.16

	470,553			242,458

The following table summarizes information about nonqualified stock options outstanding at September 25, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September	Contractual	Exercise	September	Exercise
Exercise Prices	25, 2004	Life	Price	25, 2004	Price

$11.00 — $15.94	146,000	2.49 years	$13.00	146,000	$13.00
$19.25 — $21.75	102,000	4.93 years	$20.53	102,000	$20.53
$39.53 — $40.85	44,000	8.14 years	$39.83	34,000	$39.53

	292,000			282,000

NOTE M — 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,141,000, $1,071,000 and $1,051,000 were made in fiscal years 2004, 2003 and 2002, respectively.

NOTE N — CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended

	September 25,	September 27,	September 28,
	2004	2003	2002

	(in thousands)
Cash paid for:
Interest	$0	$24	$1,068
Income taxes	11,350	7,321	10,429

NOTE O — SEGMENT REPORTING

We principally sell our products to the food service and retail supermarket industries. We also distribute our products directly to the consumer through our chain of retail stores referred to as The Restaurant Group. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business and restaurant group because of different distribution and capital requirements. We maintain separate and discrete financial information for the four operating segments mentioned above which is

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — SEGMENT REPORTING — (Continued)

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

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products — including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, BARQ’S FLOATZ and ICEE Squeeze Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

The Restaurant Group

We sell direct to the consumer through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

Frozen Beverages

We sell frozen beverages to the food service industry, including our restaurant group, primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada.

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — SEGMENT REPORTING — (Continued)

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

	Fiscal year ended

	September 25,	September 27,	September 28,
	2004	2003	2002

	(in thousands)
Sales to external customers:
Food Service	$250,523	$200,528	$185,219
Retail Supermarket	38,843	39,702	41,366
The Restaurant Group	7,623	9,755	10,724
Frozen Beverages	119,599	114,582	115,878

	$416,588	$364,567	$353,187

Depreciation and Amortization:
Food Service	$13,504	$13,098	$13,547
Retail Supermarket	—	—	—
The Restaurant Group	422	558	682
Frozen Beverages	10,142	11,307	16,757

	$24,068	$24,963	$30,986

Operating Income (Loss):
Food Service	$21,266	$17,804	$17,382
Retail Supermarket	2,701	2,144	1,936
The Restaurant Group	(988)	(975)	(915)
Frozen Beverages	12,213	11,874	9,863

	$35,192	$30,847	$28,266

Capital Expenditures:
Food Service	$9,294	$9,929	$11,418
Retail Supermarket	—	—	—
The Restaurant Group	22	61	159
Frozen Beverages	12,328	9,137	8,751

	$21,644	$19,127	$20,328

Assets:
Food Service	$183,740	$153,795	$129,702
Retail Supermarket	—	—	—
The Restaurant Group	1,461	2,192	2,921
Frozen Beverages	92,223	83,491	87,413

	$277,424	$239,478	$220,036

Back to Index

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 25, 2004

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)

	(in thousands, except per share information)
1st Quarter	$79,945	$24,638	$1,825	$.20
2nd Quarter	95,214	30,746	3,342.36
3rd Quarter	118,952	42,250	8,705.95
4th Quarter	122,477	42,575	8,838.96

Total	$416,588	$140,209	$22,710	$2.47

	Fiscal Year Ended September 27, 2003

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)

	(in thousands, except per share information)
1st Quarter	$77,244	$22,065	$1,201	$.13
2nd Quarter	81,408	26,876	3,001.33
3rd Quarter	102,529	38,383	7,808.87
4th Quarter	103,386	37,521	7,892.88

Total	$364,567	$124,845	$19,902	$2.21

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
J & J Snack Foods Corp. and Subsidiaries

In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 3, 2004 which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three fiscal years in the period ended September 25, 2004 (52 weeks, 52 weeks and 52 weeks, respectively). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 3, 2004

S-1

Back to Index

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to		Closing
Year	Description	Balance	expense	Deductions	Balance

2004	Allowance for doubtful accounts	$991,000	$245,000	$132,000(1)	$1,104,000
2003	Allowance for doubtful accounts	1,839,000	556,000	1,404,000(1)	991,000
2002	Allowance for doubtful accounts	1,672,000	372,000	205,000(1)	1,839,000

(1) Write-off uncollectible accounts receivable.

S-2

Back to Contents

CORPORATE INFORMATION

OFFICERS

Gerald B. Shreiber
Chairman of the Board, President and
Chief Executive Officer

Dennis G. Moore
Senior Vice President,
Chief Financial Officer,
Secretary and Treasurer

Robert M. Radano
Senior Vice President and
Chief Operating Officer

Michael Karaban
Senior Vice President, Marketing

DIRECTORS

Gerald B. Shreiber
Chairman of the Board,
President and Chief Executive Officer

Dennis G. Moore
Senior Vice President, Chief Financial
Officer, Secretary and Treasurer

Robert M. Radano
Senior Vice President and
Chief Operating Officer

Sidney R. Brown(1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley(1)(2)(3)
Vice President,
Emerging Growth Equities, Ltd.

Leonard M. Lodish, Ph.D.(1)(2)(3)
Samuel R. Harrell Professor,
Marketing Department of the Wharton
School, University of Pennsylvania

OFFICERS OF SUBSIDIARY
COMPANIES

J & J SNACK FOODS
SALES CORP.

Cliff Best
Vice President, Distributor Sales

John Duckett
Vice President, Service & Assembly

Mark Frohlich
Vice President, New Business
Development

Anthony Harrison, II
Vice President, Quality Control
and Research & Development

(1)	Audit Committee Member
(2)	Compensation Committee Member
(3)	Nominating Committee Member

Back to Contents

CORPORATE INFORMATION

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Robert J. Pape
Vice President, Sales-Retail

Steven J. Taylor
Vice President, Sales-Food Service

Thomas Weber
Vice President, Operations

MIA PRODUCTS

T.J. Couzens
Vice President/General Manager

THE ICEE COMPANY

Dan Fachner
President

Kent Galloway
Vice President and
Chief Financial Officer

Rick Naylor
Vice President/General Manager
Central Zone

Rod Sexton
Vice President of Service Operations

Mark Winterhalter
Vice President/General Manager
Eastern Zone

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzales
Vice President

PRETZELS, INC.

Gary Powell
President

COUNTRY HOME BAKERS, INC.

John McGuckin
Vice President Sales & Marketing

Joseph Talmage
Chief Financial Officer

Back to Contents

CORPORATE INFORMATION

Quarterly Common Stock Data

	Market Price

Fiscal 2004	High	Low

1st Quarter	$39.50	$33.09
2nd Quarter	48.76	35.90
3rd Quarter	45.47	36.10
4th Quarter	44.98	36.30

Fiscal 2003

1st Quarter	$40.25	$30.27
2nd Quarter	37.85	25.31
3rd Quarter	34.00	28.65
4th Quarter	37.67	29.33

Stock Listing

The common stock of J & J Snack
Foods Corp. is traded on the
NASDAQ National Market System
with the symbol JJSF.

Transfer Agent and Registrar

American Stock Transfer
& Trust Company
New York, NY

Independent Registered Public
Accounting Firm

Grant Thornton LLP
Philadelphia, PA

Counsel

Blank Rome LLP
Cherry Hill, NJ

Annual Meeting

The Annual Meeting of Shareholders
is scheduled for Thursday, February
10, 2005 at 10:00 a.m. at the Hilton
at Cherry Hill, 2349 W. Marlton Pike,
Cherry Hill, NJ.

Form 10-K

Copies of the Company’s Annual
Report to the Securities and Exchange
Commission on Form 10-K may be
obtained without charge by writing to:
J & J Snack Foods Corp.
6000 Central Highway
Pennsauken, NJ 08109
Attention: Dennis G. Moore, or by
accessing our website
www.jjsnack.com, on which our SEC
filings are made available on the same
day as filed or by going to the SEC’s
Public Reference Room to read and
copy filings or by accessing the
SEC’s website, www.sec.gov.