Form 10-Q
period 2004-12-25
J&J SNACK FOODS CORP
filed 2005-01-20
CIK 785956

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

                               (Mark One)

      X Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the period ended December 25, 2004

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

      As of January 15, 2005, there were 9,046,287 shares of the Registrant's Common Stock outstanding.



                                  INDEX




                                                            Page
                                                           Number


      Part I.   Financial Information

        Item l. Consolidated Financial Statements

          Consolidated Balance Sheets - December 25, 2004
           (unaudited) and September 25, 2004                3

          Consolidated Statements of Operations - Three
           Months Ended December 25, 2004 and December
           27, 2003 (unaudited)                              5

          Consolidated Statements of Cash Flows - Three
           Months Ended December 25, 2004 and December
           27, 2003 (unaudited)                              6

           Notes to the Consolidated Financial Statements    7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                18

        Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                         21

        Item 4. Controls and Procedures                     21

      Part II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K            23


                        PART I. FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements

                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

      ASSETS
                                   December 25,   September 25,
                                       2004           2004
                                    (Unaudited)
      Current assets
       Cash and cash equivalents     $ 56,683       $ 56,100
       Marketable securities            5,000              -
       Accounts receivable             37,611         47,986
       Inventories                     31,948         29,587
       Prepaid expenses and other       1,606          1,354
       Deferred Income Taxes            3,385          3,385

                                      136,233        138,412

      Property, plant and equipment,
       at cost
        Land                              556            556
        Buildings                       4,497          4,497
        Plant machinery and
         equipment                    101,727        100,442
        Marketing equipment           183,372        182,136
        Transportation equipment        1,090          1,037
        Office equipment                8,517          8,411
        Improvements                   14,904         15,070
        Construction in progress        2,518          2,731
                                      317,181        314,880
         Less accumulated deprecia-
          tion and amortization       229,425        225,406

                                       87,756         89,474

      Other assets
        Goodwill                       46,477         46,477
        Other intangible assets, net    1,681          1,804
        Other                           1,137          1,257
                                       49,295         49,538
                                     $273,284       $277,424



            See accompanying notes to the consolidated financial statements.



                                    3


                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued
                             (in thousands)



        LIABILITIES AND             December 25,   September 25,
      STOCKHOLDERS' EQUITY             2004            2004
                                   (unaudited)

      Current liabilities
        Accounts payable            $ 29,675       $ 34,497
        Accrued liabilities           12,196         13,149

                                      41,871         47,646


      Deferred income taxes           19,153         19,153
      Other long-term liabilities        477            529
                                      19,630         19,682

      Stockholders' equity
      Capital stock
        Preferred, $1 par value;
          authorized, 5,000
          shares; none issued              -              -
        Common, no par value;
          authorized 25,000
          shares; issued and
          outstanding, 9,022 and
          8,784 shares, respectively  33,334         33,069
      Accumulated other comprehen-
        sive loss                     (1,994)        (2,061)
      Retained earnings              180,443        179,088

                                     211,783        210,096
                                    $273,284       $277,424




      See accompanying notes to the consolidated financial statements.











                                    4
                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (in thousands, except per share amounts)

                                       Three Months Ended
                                    December 25,   December 27,
                                       2004          2003

      Net Sales                       $98,521        $79,945

      Cost of goods sold               68,525         55,307

        Gross profit                   29,996         24,638

      Operating expenses
        Marketing                      12,848         11,224
        Distribution                    8,923          6,960
        Administrative                  4,319          3,708
        Other general expense
         (income)                         252            (33)
                                       26,342         21,859

      Operating income                  3,654          2,779

      Other income (expenses)
        Investment income                 322            117
        Interest expense and other        (24)           (29)


        Earnings before
         income taxes                   3,952          2,867

      Income taxes                      1,470          1,042

        NET EARNINGS                  $ 2,482        $ 1,825

      Earnings per diluted
        share                           $ .27          $ .20

      Weighted average number
        of diluted shares               9,235          9,039

      Earnings per basic share          $ .27          $ .21

      Weighted average number
        of basic shares                 9,032          8,792

      See accompanying notes to the consolidated financial statements.


                                    5


                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) (in thousands)
                                          Three Months Ended
                                       December 25, December 23,
                                           2004        2004
      Operating activities:
        Net earnings                      $ 2,482      $ 1,825
      Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
        Depreciation and amortization
         of fixed assets                    5,681        5,872
        Amortization of intangibles
         and deferred costs                   173          194
        Other                                 108          (35)
        Changes in assets and liabilities,
         net of effects from purchase of
         companies
          Decrease in accounts receivable  10,376        5,814
          Increase in inventories          (2,407)      (1,985)
          (Increase) decrease in
           prepaid expenses                  (252)         194
          Decrease in accounts payable
           and accrued liabilities         (6,953)      (5,342)


        Net cash provided by operating
         activities                         9,208        6,537
      Investing activities:
       Purchase of property, plant
        and equipment                      (4,308)      (3,185)
       Payments for purchase of companies        -      (1,631)
       Proceeds from investments
        held to maturity                        -          275
       Purchase of marketable securities    (5,000)          -
       Proceeds from disposal of
        property and equipment                238          200
       Other                                  113           40
       Net cash used in investing
        activities                         (8,957)      (4,301)
      Financing activities:
       Proceeds from issuance of stock        265          380
        Net cash provided by
         financing activities                 265          380
        Effect of exchange rate on cash
         and cash equivalents                  67          (67)
        Net increase in cash
         and cash equivalents                 583        2,549
      Cash and cash equivalents at
       beginning of period                 56,100       37,694
      Cash and cash equivalents at
       end of period                       $56,683      $40,243
      See accompanying notes to the consolidated financial
      statements.
                                    6


                J & J SNACK FOODS CORP. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

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

              The results of operations for the three months ended December 25, 2004 and December 27, 2003 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

              While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended September 25, 2004.

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

      Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                            Three Months Ended December 25, 2004
                              Income       Shares    Per Share
                            (Numerator) (Denominator)   Amount
                        (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders   $2,482     9,032       $.27

      Effect of Dilutive Securities
      Options                        -       203          -

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions      $2,482     9,235       $.27


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

      Note 5 The Company accounts for stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees".
              Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied (see Note 6).

              At December 25, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                          Three Months Ended
                                       December 25, December 27,
                                          2004         2003
                                          (in thousands, except
                                             per share amounts)

      Net income,
       as reported                      $2,482       $1,825

      Less: stock-based
       compensation
       costs determined
       under fair value
       based method for
       all awards                          209          281

      Net income, pro
       forma                            $2,273       $1,544

      Earnings per share
       of common stock -
       basic:
        As reported                      $ .27        $ .21
        Pro forma                        $ .25        $ .18

      Earnings per share
       of common stock -
       diluted:
        As reported                      $ .27        $ .20
        Pro forma                        $ .25        $ .17


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2004: expected volatility of 43%; risk-free interest rate of 3.07% and rates ranging between 2.27% and 3.49%; and expected lives ranging between 5 and 10 years.

      Note 6  In December 2004, the FASB issued Statement 151,
              "Inventory Costs, an amendment of ARB No. 43,
              Chapter 4".



              Statement 151 retains the general principle of ARB
              43, Chapter 4, "Inventory Pricing (AC Section I78)", that inventories are presumed to be stated at cost;
              however, it amends ARB 43 to clarify that

             . abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period

             . allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

              Statement 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Board concluded that normal capacity refers to a range of production levels that will vary based on business- and industry-specific factors. Accordingly, an entity will have to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production should not be increased. However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost.

              The guidance in Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. Since we essentially follow the guidelines of Statement 151, we do not anticipate the adoption to have a material impact on our financial statements.

              In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

              This statement is effective as of the first interim or annual reporting period that begins after June
              15, 2005.

              Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

              In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, Statement 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards.

              Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We anticipate implementing this new standard in the fourth quarter of our fiscal year 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in September 2004, 2003 and 2002 were disclosed in Note A13 Accounting for Stock-Based Compensation of our Financial Statements included in our Form 10-k for the fiscal year ended


              September 25, 2004. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal quarter ended December 25, 2004 is disclosed in Note 5.

      Note 7  Inventories consist of the following:

                                        December 25, September 25,
                                           2004        2004
                                         (unaudited)
                                             (in thousands)
              Finished goods                $15,050      $13,691
              Raw materials                   5,092        4,556
              Packaging materials             3,433        2,984
              Equipment parts & other         8,373        8,356
                                            $31,948      $29,587

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

                                   13
              Frozen Beverages

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

                                 Three Months Ended
                            December 25,   December 27,
                                   2004       2003
                               (in thousands)

      Sales to external customers:
        Food Service         $ 61,472        $ 47,941
        Retail Supermarket      6,985           6,277
        The Restaurant Group    1,817           2,568
        Frozen Beverages       28,247          23,159
                             $ 98,521        $ 79,945



      Depreciation and Amortization:
        Food Service         $  3,267        $  3,282
        Retail Supermarket          -               -
        The Restaurant Group       65             111
        Frozen Beverages        2,522           2,673
                             $  5,854        $  6,066

      Operating Income(Loss):
        Food Service         $  4,296        $  2,848
        Retail Supermarket        260              59
        The Restaurant Group     (220)             52
        Frozen Beverages         (682)           (180)
                             $  3,654        $  2,779

      Capital Expenditures:
        Food Service         $  1,867        $  1,236
        Retail Supermarket          -               -
        The Restaurant Group       23               9
        Frozen Beverages        2,418           1,940
                             $  4,308        $  3,185

      Assets:
        Food Service         $182,803        $149,318
        Retail Supermarket          -               -
        Restaurant Group        1,461           2,292
        Frozen Beverages       89,020          81,868
                             $273,284        $233,478

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

             The carrying amount of acquired intangible assets
              for the Food Service, Retail Supermarkets, The
              Restaurant Group and Frozen Beverage segments as of December 25, 2004 are as follows:

                                 Gross                  Net
                               Carrying  Accumulated  Carrying
                                 Amount  Amortization Amount
                                         (in thousands)
      FOOD SERVICE

      Amortized intangible assets
        Licenses and rights      $3,082     $1,451      $1,631

      RETAIL SUPERMARKETS

      Amortized intangible assets
        Licenses and rights      $    -     $    -      $    -

      THE RESTAURANT GROUP

      Amortized intangible assets
        Licenses and rights      $    -     $    -      $    -

      FROZEN BEVERAGES

      Amortized intangible assets
        Licenses and rights      $  201     $  151      $   50

           Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 25, 2004. Aggregate amortization expense of intangible assets for the 3 months ended December 25, 2004 and December 27, 2003 was $123,000 and $78,000,
      respectively.

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

      Goodwill

           The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                     Food    Retail    Restaurant Frozen
                     Service Supermarket
                                          Group   Beverages Total
                                    (in thousands)
      Balance at
       December 25,
         2004        $14,241   $ -       $386      $31,850  $46,477

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

           The Company's Board of Directors declared a cash dividend of $.125 per common share payable January 5, 2005 to shareholders of record on December 15, 2004. The dividend totalled $1,127,000. This was the first cash dividend paid by the Company. The Company anticipates that its Board of Directors will continue to declare quarterly cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors.

           In the quarters ended December 25, 2004 and December 27, 2003 fluctuations in the valuation of the Mexican peso caused an increase of $67,000 and an decrease of $67,000 in stockholders' equity, respectively, because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary.

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

           Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 25, 2004.

      Results of Operations

           Net sales increased $18,576,000 or 23% to $98,521,000
      for the three months ended December 25, 2004 compared to the three months ended December 27, 2003. Approximately $12,500,000 of the sales increase resulted from the acquisition of Country Home Bakers in January 2004. Excluding these sales, sales increased approximately 8%.


                                   18
      FOOD SERVICE

           Sales to food service customers increased $13,531,000 or 28% in the first quarter to $61,472,000. Excluding Country Home Bakers, sales increased $1,051,000 or 2%.
      Soft pretzel sales increased $332,000 or 2% from last year to $19,216,000 in this year's quarter as higher sales to warehouse club stores and convenience stores offset declines to other customers, including declines due to the National Hockey League strike. Italian ice and frozen juice treat and dessert sales increased 8% to $6,117,000 in the three months primarily due to increased sales to school food service and warehouse club stores. Churro sales to food service customers increased 6% to $3,374,000 in the quarter primarily due to increased sales to international markets. Sales of bakery products increased 66% to $31,617,000 from $19,080,000 last year. Excluding sales from the acquisition of Country Home Bakers, sales of bakery products were essentially unchanged from the year ago period with increases and decreases among many customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

      RETAIL SUPERMARKETS

           Sales of products to retail supermarkets increased $708,000 or 11% in the first quarter. Soft pretzel sales for the first quarter were up 18% to $4,960,000 due mainly to sales of our recently introduced PRETZELFILS. Sales of frozen juices and ices increased 2% to $2,531,000 in the quarter due to slightly higher case volume with higher sales of LUIGI'S Real Italian Ice and BARQ'S FLOATZ offsetting continuing declines in sales of MINUTE MAID and ICEE products due to a general decline and lost distribution.

      THE RESTAURANT GROUP

           Sales of our Restaurant Group decreased 29% to $1,817,000 in the first quarter. The sales decrease was caused primarily by decreased mall traffic and the closing of unprofitable stores in fiscal year 2004. Sales of stores open for both year's quarter were down about 1%. Operating income was impacted during the quarter by approximately $285,000 of store closing and related costs for stores closed in January 2005.

      FROZEN BEVERAGES

           Frozen beverage and related product sales increased $5,088,000 or 22% to $28,247,000 in the first quarter.
      Beverage sales alone increased 1% to $17,575,000 for the quarter primarily due to increased sales of frozen uncarbonated beverage products. Service revenue increased $1,225,000 or 30% from the first quarter of fiscal year 2004 to $5,340,000 in this year's first quarter. Sales of beverage machines were $3,927,000 higher this year than last with sales to two customers accounting for more than half of the increase. Profit margins on sales of machines were lower than in the past due to competition and the unusually high volume which put a strain on our cost structure. Overall profitability in the quarter was impacted by higher general costs compared to last year without corresponding sales volume increases.

      CONSOLIDATED

           Gross profit as a percentage of sales decreased less than 1/2 of one percent to 30% from 31% last year. The decrease was caused by the increased sales of low margin beverage machines in our frozen beverages segment.

           Gross profit percentage for the balance of our business was essentially unchanged from last year as pricing and increases in volume were able to offset general cost increases.

           Total operating expenses increased $4,483,000 in the first quarter and as a percentage of sales were 27% in both year's quarters. Marketing expenses decreased to 13% of sales from 14% in last year's first quarter. The decrease was caused primarily by the higher machine sales of the frozen beverage business which incurred little marketing expense. Distribution expenses were at 9% of sales in both years. Distribution costs would have increased approximately 3/4 of one percentage point of sales but for the higher machine sales of the frozen beverage business. The increase was due primarily to higher fuel and trucking costs. Administrative expenses as a percent of sales declined 2/10 of one percent of sales although they were up 16% in dollars primarily due to the acquisition of Country Home Bakers and higher legal expenses. Other general expense of $252,000 in this year's quarter included $285,000 of asset writedowns and costs relating to the early closing of Restaurant Group stores.

           Operating income increased 31% to $3,654,000 this year from $2,779,000 a year ago.

           Operating income was impacted by approximately
      $550,000 of higher group medical and liability insurance costs and commodity unit costs in the first quarter compared to last year.

           The effective income tax rate has been estimated at
      37%
      this year; an increase from 36% in 2004. The increase is due to a higher level of state taxes.

           Net earnings increased 36% to $2,482,000 in this year's first quarter compared to net earnings of $1,825,000 in the year ago period.

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk

              There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2004 annual report on Form 10-K filed with the SEC.

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

              Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. However, the CEO and CFO did become aware of significant deficiencies in our internal controls in the areas of account reconciliations and segregation of duties in some of our disbursements, inventory and purchasing functions. We believe that these deficiencies did not affect the accuracy of our financial statements included in this report. In order to correct these deficiencies, the Company is continuing to enforce existing policies and improving segregation of duties where applicable. Additionally, in accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonably likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the quarter covered by this report.

                       PART II.  OTHER INFORMATION





      Item 6. Exhibits and Reports on Form 8-K

            a) Exhibits

                31.1 & Certification Pursuant to Section 302 of
                31.2   the Sarbanes-Oxley Act of 2002

              99.5   Certification Pursuant to the 18 U.S.C.
                        Section 1350, as Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002

           b) Reports on Form 8-K - Reports on Form 8-K were filed on November 3, 2004 and December 2, 2004.

                               SIGNATURES



           Pursuant to the requirements of the Securities
      Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J & J SNACK FOODS CORP.



      Dated:  January 20, 2005    /s/ Gerald B. Shreiber
                                  Gerald B. Shreiber
                                  President



      Dated:  January 20, 2005    /s/ Dennis G. Moore
                                  Dennis G. Moore
                                  Senior Vice President and
                                  Chief Financial Officer

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

      Date: January 20, 2005



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

      Date: January 20, 2005

                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                  Chief Executive Officer




            Exhibit 99.5

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended December 25, 2004 (the "Report") that:

           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      Dated: January 20, 2005

                                    /s/ Dennis G. Moore
                                    Dennis G. Moore
                                    Chief Financial Officer


      Dated: January 20, 2005
                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                    Chief Executive Officer


        The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.