Form 10-Q
period 2005-03-26
J&J SNACK FOODS CORP
filed 2005-04-20
CIK 785956

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

                               (Mark One)

      X Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the period ended March 26, 2005

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

      As of April 18, 2005, there were 9,074,251 shares of the Registrant's Common Stock outstanding.
                                  INDEX




                                                            Page
                                                           Number
      Part I.   Financial Information

        Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - March 26, 2005
           (unaudited) and September 25, 2004                 3

          Consolidated Statements of Operations (unaudited)
           - Three Months and Six Months Ended March 26,
           2005 and March 27, 2004                            5

          Consolidated Statements of Cash Flows (unaudited)
           - Six Months Ended March 26, 2005 and March 27,
           2004                                               6

           Notes to the Consolidated Financial Statements     7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                 20

        Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                          24

        Item 4. Controls and Procedures                      24

      Part II.  Other Information

        Item 4. Submission of Matters to a Vote of
                 Security Holders                            26

        Item 6. Exhibits and Reports on Form 8-K             26
                  PART I. FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements

                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)

      ASSETS
                                    March 26,          September
      25,
                                        2005           2004
                                    (Unaudited)
      Current assets
       Cash and cash equivalents     $  8,137       $ 19,600
       Marketable securities
        available for sale             41,900         36,500
       Accounts receivable             38,783         47,986
       Inventories                     34,739         29,587
       Prepaid expenses and other       1,672          1,354
       Deferred income taxes            3,385          3,385
                                      128,616        138,412
      Property, plant and equipment,
       at cost
        Land                              556            556
        Buildings                       4,497          4,497
        Plant machinery and
         equipment                    104,387        100,442
        Marketing equipment           186,697        182,136
        Transportation equipment        1,191          1,037
        Office equipment                8,609          8,411
        Improvements                   14,972         15,070
        Construction in progress        1,853          2,731
                                      322,762        314,880
         Less accumulated deprecia-
          tion and amortization       233,824        225,406

                                       88,938         89,474

      Other assets
        Goodwill                       51,477         46,477
        Other intangible assets, net    9,751          1,804
        Other                           1,232          1,257
                                       62,460         49,538
                                     $280,014       $277,424
      See accompanying notes to the consolidated financial statements.




                                    3
                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued
                             (in thousands)



        LIABILITIES AND               March 26,    September 25,
      STOCKHOLDERS' EQUITY             2005            2004
                                    (Unaudited)

      Current liabilities
        Accounts payable             $ 31,708       $ 34,497
        Accrued liabilities            13,403         13,149

                                       45,111         47,646


      Deferred income taxes            19,153         19,153
      Other long-term liabilities         408            529
                                       19,561         19,682

      Stockholders' equity
      Capital stock
        Preferred, $1 par value;
          authorized, 5,000
          shares; none issued               -              -
        Common, no par value;
          authorized 25,000 shares;
          issued and outstanding,
          9,074 and 9,006 shares,
          respectively                 34,247         33,069
      Accumulated other comprehen-
        sive loss                      (2,005)        (2,061)
      Retained earnings               183,100        179,088

                                      215,342        210,096
                                     $280,014       $277,424

      See accompanying notes to the consolidated financial statements.











                                    4
                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (in thousands, except per share amounts)

                          Three months ended  Six months ended
                         March 26, March 27, March 26, March 27,
                           2005      2004      2005      2004

      Net Sales            $99,350  $95,214  $197,871  $175,159

      Cost of goods sold    67,822             64,468   136,347
         119,775
        Gross profit        31,528             30,746    61,524
          55,384

      Operating expenses
        Marketing           12,804   12,898    25,652    24,122
        Distribution         8,631    7,889    17,554    14,849
        Administrative       4,476    4,633     8,795     8,341
        Other general
         (income) expense      (76)     203       176       170
                            25,835   25,623    52,177    47,482

      Operating income       5,693    5,123     9,347     7,902

      Other income (expenses)
        Investment income      392      112       714       229
        Interest expense       (34)     (28)      (58)      (57)

        Earnings before
         income taxes        6,051    5,207    10,003     8,074

      Income taxes           2,261    1,865     3,731     2,907

        NET EARNINGS       $ 3,790  $ 3,342  $  6,272  $  5,167

      Earnings per
        diluted share         $.41     $.36      $.68      $.57

      Weighted average number
        of diluted shares    9,290     9,170    9,263     9,105

      Earnings per basic
        share                 $.42      $.38     $.69     $ .58

      Weighted average number
        of basic shares      9,082     8,877    9,057     8,834

      See accompanying notes to the consolidated financial statements.



                                    5
                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) (in thousands)
                                           Six months ended
                                        March 26,    March 27,
                                           2005         2004
      Operating activities:
        Net earnings                       $  6,272    $  5,167
      Adjustments to reconcile net
       earnings to net cash
       provided by operating activities:
        Depreciation and amortization
         of fixed assets                     11,424      11,688
        Amortization of intangibles
         and deferred costs                     373         474
        Other                                    83          83
        Changes in assets and liabilities,
         net of effects from purchase of companies
          Decrease (increase) in accounts
           receivable                         9,205      (1,059)
           Increase in inventories           (4,598)     (2,225)
          Increase in prepaid expenses         (318)       (130)
          (Decrease) increase in accounts
           payable and accrued liabilities   (3,787)      1,254
        Net cash provided by operating
         activities                          18,654      15,252
      Investing activities:
       Purchases of property, plant
        and equipment                        (9,828)     (8,464)
       Payments for purchase of companies   (15,429)    (12,668)
       Proceeds from investments
        held to maturity                          -         275
       Purchase of marketable securities    (14,400)    (18,000)
       Proceeds from sale of marketable
        securities                            9,000       1,000
       Proceeds from disposal of
        property and equipment                  459         424
       Other                                    (25)         24
       Net cash used in investing
        activities                          (30,223)    (37,409)
      Financing activities:
       Proceeds from issuance of stock        1,177       2,146
       Payment of cash dividend              (1,127)          -

         Net cash provided by
         financing activities                   50        2,146
        Effect of exchange rate on cash
         and cash equivalents                   56         (18)
        Net (decrease) increase in cash
         and cash equivalents              (11,463)    (20,029)
      Cash and cash equivalents at
       beginning of period                   19,600     37,694
      Cash and cash equivalents at
       end of period                       $  8,137   $ 17,665
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

              The results of operations for the three months and six months ended March 26, 2005 and March 27, 2004 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

              While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company' Annual Report on Form 10-K for the year ended September 25, 2004.

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

      Note 3 Depreciation of equipment and buildings is provided for by the straight-line method over the assets' estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets' estimated useful lives, whichever is shorter. Licenses and rights

                                    7
              arising from acquisitions are amortized by the straight-line method over periods ranging from 4 to 20 years.

      Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                              Three Months Ended March 26, 2005
                              Income       Shares    Per Share
                            (Numerator)  (Denominator)  Amount
                        (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders   $3,790     9,082       $.42

      Effect of Dilutive Securities
      Options                        -       208       (.01)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions      $3,790     9,290       $.41



                              Six Months Ended March 26, 2005
                              Income       Shares    Per Share
                            (Numerator) (Denominator)   Amount
                       (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders   $6,272      9,057       $.69

      Effect of Dilutive Securities
      Options                        -        206       (.01)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions      $6,272      9,263       $.68









                                    8
                              Three Months Ended March 27, 2004
                              Income       Shares    Per Share
                            (Numerator) (Denominator)   Amount
                        (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders   $ 3,342     8,877      $.38

      Effect of Dilutive Securities
      Options                         -       293      (.02)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
        assumed conversions      $3,342     9,170      $.36


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

      Note 5 The Company accounts for stock options under SFAS
              No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue accounting for employee


                                    9
              stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees".
              Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied (see Note 6).

              At March 26, 2005, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.




























                                   10
                         Three Months Ended   Six Months Ended
                         March 26, March 27, March 26, March 27,
                            2005      2004      2005      2004
      Net income,
       as reported        $3,790    $3,342    $6,272    $5,167

      Less: stock-based
       compensation
       costs determined
       under fair value
       based method for
       all awards            210       287       419       573

      Net income, pro
       forma              $3,580    $3,055    $5,853    $4,594

      Earnings per share
       of common stock -
       basic:
        As reported       $  .42    $  .38    $  .69    $  .58
        Pro forma         $  .39    $  .34    $  .65    $  .52
      Earnings per share
       of common stock -
       diluted:
        As reported       $  .41    $  .36    $  .68    $  .57
        Pro forma         $  .39    $  .33    $  .63    $  .50

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2005 and 2004: expected volatility of 26% and 31%; risk-free interest rates of 3.7% and 3.3%; and expected lives ranging between 5 and 10 years.

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



                                   11

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

              The guidance in Statement 151 is effective for inventory costs during fiscal years beginning after June 15, 2005 and should be applied prospectively. Since we essentially follow the guidelines of Statement 151, we do not anticipate the adoption to have a material impact on our financial statements.

              In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

              This statement is effective as of the first annual reporting period that begins after June 15, 2005.

              Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.




                                  12
              In addition to the accounting standard that sets forth the financial reporting objectives and related accounting principles, Statement 123(R) includes an appendix of implementation guidance that provides expanded guidance on measuring the fair value of share-based payment awards.

              Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We anticipate implementing this new standard in the first quarter of our fiscal year 2006. The impact of this new standard, if it had been in effect, on the net earnings of our fiscal years ended in September 2004, 2003 and 2002 were disclosed in Note A13 Accounting for Stock-Based Compensation of our Financial Statements included in our Form 10-k for the fiscal year ended September 25, 2004 and the impact on the net earnings of the current quarter and six months are disclosed in Note 5 of this Form 10-Q.

      Note 7 Inventories consist of the following:
                                         March 26, September 25,
                                           2005        2004
                                             (in thousands)
                                              (unaudited)

             Finished goods                $18,125      $13,691
             Raw materials                   4,480        4,556
             Packaging materials             3,590        2,984
             Equipment parts & other         8,544        8,356
                                           $34,739      $29,587

      Note 8 We principally sell our products to the food service and retail supermarket industries. We also distribute our products directly to the consumer through our chain of retail stores referred to as The Restaurant Group. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business and restaurant group because of different distribution


                                   13
              discrete financial information for the four operating segments mentioned above which is available to our Chief Operating Decision Makers. We have applied no aggregate criteria to any of these operating segments in order to determine reportable segments. Our four reportable segments are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

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

              Retail Supermarkets

              The primary products sold to the retail supermarket industry are soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, ICEE Squeeze-Up Tubes and TIO PEPE'S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

                                   14
              The Chief Operating Decision Maker for Food Service, Retail Supermarkets and The Restaurant Group and the Chief Operating Decision Maker for Frozen Beverages monthly review and evaluate operating income and sales in order to assess performance and allocate resources to each individual segment. In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Information regarding the operations in these four reportable segments is as follows:








































                                   15
                         Three Months Ended   Six Months Ended
                         March 26, March 27, March 26, March 27,
                           2005      2004      2005      2004
                                    (in thousands)

      Sales to External Customers:
        Food Service      $ 63,463  $ 60,747  $124,935  $108,688
        Retail Supermarket   9,751     9,289    16,736    15,566
        Restaurant Group     1,410     1,971     3,227     4,539
        Frozen Beverages    24,726    23,207    52,973    46,366
                          $ 99,350  $ 95,214  $197,871  $175,159

      Depreciation and Amortization:
        Food Service      $  3,330  $  3,506  $  6,597  $  6,788
        Retail Supermarket       -         -         -         -
        Restaurant Group        53        99       118       210
        Frozen Beverages     2,560     2,491     5,082     5,164
                          $  5,943  $  6,096  $ 11,797  $ 12,162

      Operating Income(Loss):
        Food Service      $  5,929  $  5,297  $ 10,225  $  8,145
        Retail Supermarket     216       717       476       776
        Restaurant Group       (17)     (466)     (237)     (414)
        Frozen Beverages      (435)     (425)   (1,117)     (605)
                          $  5,693  $  5,123  $  9,347  $  7,902

      Capital Expenditures:
        Food Service      $  2,327  $  2,466  $  4,194  $  3,702
        Retail Supermarket       -         -         -         -
        Restaurant Group        17         6        40        15
        Frozen Beverages     3,176     2,758     5,594     4,765
                          $  5,520  $  5,230  $  9,828  $  8,482

      Assets:
        Food Service      $190,747  $162,166  $190,747  $162,166
        Retail Supermarket       -         -         -         -
        Restaurant Group     1,292     1,654     1,292     1,654
        Frozen Beverages    87,975    82,780    87,975    82,780
                          $280,014  $246,600  $280,014  $246,600

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

                                   16
         The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 26, 2005 are as follows:
                                 Gross                  Net
                                Carrying  Accumulated    Carrying
                                 Amount  Amortization   Amount
                                         (in thousands)
      FOOD SERVICE

      Amortized intangible assets
        Licenses and rights       $11,307      $1,602     $9,705

      RETAIL SUPERMARKETS

      Amortized intangible assets
        Licenses and rights       $    -       $    -     $    -


      THE RESTAURANT GROUP

      Amortized Intangible Assets
        Licenses and rights       $    -       $    -     $    -

      FROZEN BEVERAGES

      Amortized intangible assets
        Licenses and rights       $  201       $  155     $   46
           Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 26, 2005 and March 27, 2004 was $155,000 and $161,000, respectively and for the six months ended March 26, 2005 and March 27, 2004 was $278,000 and $239,000, respectively.

           Estimated amortization expense for the next five fiscal years is approximately $1,066,000 in 2005, $1,560,000 in 2006 and 2007, $1,500,000 in 2008 and
      $1,335,000 in 2009. The weighted average amortization period of the intangible assets is 7.25 years.

           On March 17, 2005, we acquired all of the assets of Snackworks LLC, d/b/a Bavarian Brothers, a manufacturer of soft pretzels headquartered in Rancho Cucamonga, California for $14.7 million plus approximately $600,000 for inventory. Snackworks operates production facilities in California and Chambersburg, Pennsylvania and markets its products under the brand names SERIOUSLY TWISTED!, BAVARIAN BROTHERS and CINNAPRETZEL. Snackworks sells throughout the continental

                                   17
      United States primarily to mass merchandisers and theatres.
      Annual sales are approximately $11 million.

           We allocated $8,000,000 0f the purchase price of Snackworks, LLC to amortizable intangible assets and $5,000,000 to goodwill. We are in the process of obtaining a third party valuation of certain assets of Snackworks; therefore, this allocation of the purchase price is subject to revision.

      Goodwill

           The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                     Food    Retail    Restaurant Frozen
                     Service Supermarket  Group   Beverages Total
                                    (in thousands)
      Balance at
       March 26,
         2005        $19,241    $ -       $386    $31,850  $51,477

           Foodservice goodwill increased by $5 million during the quarter ended March 26, 2005 as a result of the acquisition of Snackworks, LLC.

      Note 10 The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 26, 2005 are summarized as follows:

                                      Gross       Gross     Fair
                          Amortized Unrealized  Unrealized  Market
                            Cost      Gains       Losses    Value
                                       (in thousands)
      Available for Sale
      Securities
       Equity Securities  $41,900     $   -        $  -   $41,900

           The amortized cost, unrealized gains and losses, and fair market values of the Company's investment securities available for sale at September 25, 2004 are summarized as follows:
                                      Gross       Gross     Fair
                          Amortized Unrealized  Unrealized  Market
                            Cost      Gains       Losses    Value
                                      (in thousands)
      Available for Sale
      Securities
       Equity Securities  $36,500      $  -        $  -     $36,500

                                      18
           Proceeds from the sale of marketable securities were $4,000,000 and $9,000,000 in the three and six months ended
      March 26, 2005, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.















































                                   19
      Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

      Liquidity and Capital Resources

           Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

           The Company's Board of Directors declared a regular quarterly cash dividend of $.125 per share of its common stock payable on April 5, 2005 to shareholders of record as of the close of business on March 15, 2005.

           In the three months ended March 26, 2005 and March 27, 2004, fluctuations in the valuation of the Mexican peso caused a decrease of $11,000 and a increase of $49,000, respectively, in stockholders' equity because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary. In the six month periods, there was an increase of $56,000 in fiscal year 2005 and a decrease of $18,000 in fiscal year 2004.

           On January 5, 2004, we acquired all of the assets of Country Home Bakers, Inc. Country Home Bakers, Inc., with its manufacturing facility in Atlanta, GA, manufactures and distributes bakery products to the food service and supermarket industries. Its product line includes cookies, biscuits, and frozen doughs sold under the names READI-BAKE, COUNTRY HOME and private labels sold through supermarket in-store bakeries.

           On March 17, 2005, we acquired all of the assets of Snackworks LLC, d/b/a Bavarian Brothers, a manufacturer of soft pretzels headquartered in Rancho Cucamonga, California. Snackworks operates production facilities in California and Chambersburg, Pennsylvania and markets its products under the brand names SERIOUSLY TWISTED!, BAVARIAN BROTHERS and CINNAPRETZEL. Snackworks sells throughout the continental United States primarily to mass merchandisers and theatres. Annual sales are approximately $11 million.

           These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates. We are in the process of obtaining a third party valuation of certain assets of Snackworks, LLC; therefore the allocation of the purchase price is subject to revision.

                                   20
           Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 26, 2005.

      Results of Operations

           Net sales increased $4,136,000 or 4% for the three months to $99,350,000 and $22,712,000 or 13% to
      $197,871,000 for the six months ended March 26, 2005 compared to the three and six months ended March 27, 2004. Excluding sales from the acquisitions of Country Home Bakers, Inc. in January 2004 and Snackworks, LLC in March 2005, net sales increased $3,962,000 or 4% for the three months and $10,058,000 or 6% for the six months ended March 26, 2005 compared to the three and six months ended March 27, 2004.

      FOOD SERVICE

           Sales to food service customers increased $2,716,000 or 4% in the second quarter to $63,463,000 and increased $16,247,000 or 15% for the six months. Excluding sales from the acquisitions of Country Home Bakers, Inc. and Snackworks, LLC, sales to food service customers increased $2,542,000, or 4% in the second quarter and increased $3,593,000, or 3% for the six months. Soft pretzel sales to the food service market increased 2% to $20,737,000 in the second quarter and increased 2% to $39,953,000 in the six months. Excluding sales from the acquisition of Snackworks,LLC, soft pretzel sales increased 1% in the second quarter and for the six months. Italian ice and frozen juice treat and dessert sales increased 11% to $7,490,000 in the three months and 10% to $13,607,000 in the six months primarily due to increased sales to school food service customers and warehouse club stores. Churro sales to food service customers increased 11% to $3,535,000 in the second quarter and were up 8% to $6,909,000 in the six months due to general increases across our customer base. Sales of bakery products increased $1,228,000 or 4% in the second quarter to $30,586,000 and increased $13,765,000 or 28% for the six months. Excluding sales from the acquisition of Country Home Bakers, Inc., sales of bakery products increased $1,285,000 or 3% for the six months due to increased sales to existing customers and sales to new customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.




                                   21
      RETAIL SUPERMARKETS

           Sales of products to retail supermarkets increased $462,000 or 5% to $9,751,000 in the second quarter and increased 8% or $1,170,000 in the first half. Soft pretzel sales for the second quarter were up 23% to $7,114,000 and were up 21% to $12,074,000 for the six months due mainly to sales of PRETZELFILS in new markets and by increased sales of our regular SUPERPRETZEL in existing markets. Sales of frozen juices and ices decreased $80,000 or 2% to $3,768,000 in the second quarter and were down less than 1% to $6,299,000 in the first half. Coupon costs, a reduction of sales, increased by $726,000, or 113% in the second quarter and were up 56%, or $743,000, for the six months.

      THE RESTAURANT GROUP

           Sales of our Restaurant Group decreased 28% to $1,410,000 in the second quarter and 29% to $3,227,000 for the six month period. The sales decreases were caused primarily by the closing or licensing of unprofitable stores over the past year. During the first six months of the year, five stores were closed, leaving a total of 25 open at quarter end. Operating income was favorably impacted by approximately $135,000 during the quarter due to the settlement of litigation related to closed stores. The year ago quarter was negatively impacted by about $160,000 of store closing costs.

      FROZEN BEVERAGES

           Frozen beverage and related product sales increased 7% to $24,726,000 in the second quarter and $6,607,000 or 14% to $52,973,000 in the six month period. Beverage sales alone decreased 1% to $17,424,000 in the second quarter and were essentially unchanged at $34,999,000 in the six months. Service revenue increased 45% to $5,636,000 in the second quarter and 37% to $10,976,000 for the six months. Sales of beverage machines were $4,074,000 higher this year than last in the six month period with sales to two customers accounting for more than half of the increase. For the second quarter, sales of machines were higher by $147,000. Profit margins on the sales of machines were lower than in the past due to competition and the higher volume in our first quarter which put a strain on our cost structure.

      CONSOLIDATED

           Gross profit as a percentage of sales was 32% in the both year's three month period and decreased to 31% in the

                                   22
      six months period from 32% a year ago. The decrease in the six months was caused primarily by the increased sales of low margin beverage machines in our frozen beverages segment and higher coupon expense in our retail supermarket business.

           Total operating expenses increased $212,000 in the second quarter but as a percentage of sales decreased to 26% from 27% last year. For the first half, operating expenses increased $4,695,000 but as a percentage of sales also decreased to 26% from 27% last year. Marketing expenses decreased to 13% of sales in the second quarter and six months from 14% last year. The decrease in expenses was broad based among our business segments. Distribution expenses increased to 9% from 8% last year in both the second quarter and six months due primarily to the higher cost of gasoline and third party trucking costs. We anticipate higher gasoline and third party trucking costs to continue to have a significant impact on our operating income. Administrative costs were 5% of sales in both year's second quarters and decreased about one-third of a percentage point to 4% for the six months which resulted primarily from the decreased costs at Country Home Bakers this year compared to the year ago transition period after the acquisition. Other general income of $76,000 in this year's second quarter compared to other general expense of $203,000 last year. Last year's expense included $160,000 of costs related to the closing of Restaurant Group stores; this year's income included a $140,000 reduction of expense resulting from the conclusion of litigation related to closed stores.

           Operating income increased $570,000 or 11% to $5,693,000 in the second quarter and $1,445,000 or 18% to $9,347,000 in the first half.

           Operating income was impacted by approximately $375,000 of higher group medical and liability insurance costs and commodity unit costs in the second quarter compared to a year ago and by $930,000 for the six months. Manufacturing plant utilities costs were higher by about $250,000 for the three months and $370,000 for the six months. We anticipate that continuing increases in the cost of utilities will continue to have a significant impact on our operating income.

           Investment income increased by $280,000 to $392,000 in this year's second quarter and by $485,000 to $714,000 in the first six months due to higher investable balances of cash and an increase in the general level of interest rates.


                                   23
      The effective income tax rate has been estimated at 37% for the second quarter and first half this year compared to 36% for last year's periods.

           Net earnings increased $448,000 or 13% in the current three month period to $3,790,000 and increased 21% to $6,272,000 in the six months this year from $5,167,000 last year.

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

              Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its

                                   24
              internal controls to enhance, where necessary, its procedures and controls.

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

















                                   25
                 PART II.  OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders

           The results of voting at the Annual Meeting of Shareholders held on February 10, 2005 is as follows:

                                                  Absentees
                           Votes Cast             and Broker
                          For   Against Withheld  Non Votes

      Election of
      Gerald B.
      Shreiber
      as Director    7,863,046     -    502,286      -

      Amendment to
      the Stock
      Option Plan    6,371,754 1,120,379    -         -



           The Company had 9,012,591 shares outstanding on December 13, 2004 the record date.


      Item 6. Exhibits and Reports on Form 8-K

           a) Exhibits

               31.1 & Certification Pursuant to Section 302 of
                31.2   the Sarbanes-Oxley Act of 2002

                99.5   Certification Pursuant to the 18 U.S.C.
                        Section 1350, as Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002

           b) Report on Form 8-K - Reports on Form 8-K were filed on January 20, 2005, February 23, 2005 and March 18, 2005.












                                   26



                               SIGNATURES



           Pursuant to the requirements of the Securities
      Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J & J SNACK FOODS CORP.



      Dated:  April 20, 2005      /s/ Gerald B. Shreiber
                                  Gerald B. Shreiber
                                  President



      Dated:  April 20, 2005      /s/ Dennis G. Moore
                                  Dennis G. Moore
                                  Senior Vice President and
                                  Chief Financial Officer

























                                   27
      Exhibit 31.1

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

      Date: April 20, 2005



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

      Date: April 20, 2005

                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                  Chief Executive Officer
      Exhibit 99.5

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 26, 2005 (the "Report") that:

           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      Dated: April 20, 2005

                                    /s/ Dennis G. Moore
                                    Dennis G. Moore
                                    Chief Financial Officer


      Dated: April 20, 2005
                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                    Chief Executive Officer


        The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.