Form 10-Q
period 2005-06-25
J&J SNACK FOODS CORP
filed 2005-07-21
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

       X Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the period ended June 25, 2005

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

           As of July 16, 2005, there were 9,123,636 shares of the Registrant's Common Stock outstanding.

                                   INDEX




                                                             Page
                                                            Number


       Part I.   Financial Information

         Item l. Consolidated Financial Statements

           Consolidated Balance Sheets - June 25, 2005
            (unaudited) and September 25, 2004                3

           Consolidated Statements of Operations - Three
            Months and Nine Months Ended June 25, 2005
            and June 26, 2004 (unaudited)                     5

           Consolidated Statements of Cash Flows - Nine
            Months Ended June 25, 2005 and June 26, 2004
            (unaudited)                                       6

            Notes to the Consolidated Financial Statements    7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                20

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                         24

         Item 4. Controls and Procedures                     24

       Part II.  Other Information

         Item 6. Exhibits and Reports on Form 8-K            26
                       PART I. FINANCIAL INFORMATION

       Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

       ASSETS
                                     June 25,      September 25,
                                         2005           2004
                                     (Unaudited)
       Current assets
        Cash and cash equivalents     $ 15,483       $ 19,600
        Marketable securities
         available for sale             39,900         36,500
        Accounts receivable             50,841         47,986
        Inventories                     35,218         29,587
        Prepaid expenses and other       1,439          1,354
        Deferred income taxes            3,385          3,385

                                       146,266        138,412

       Property, plant and equipment,
        at cost
         Land                              556            556
         Buildings                       4,497          4,497
         Plant machinery and
          equipment                    106,167        100,442
         Marketing equipment           190,288        182,136
         Transportation equipment        1,266          1,037
         Office equipment                8,755          8,411
         Improvements                   15,028         15,070
         Construction in progress          738          2,731
                                       327,295        314,880
          Less accumulated deprecia-
           tion and amortization       238,014        225,406

                                        89,281         89,474

       Other assets
         Goodwill                       51,477         46,477
         Other intangible assets, net    9,348          1,804
         Other                           1,539          1,257
                                        62,364         49,538
                                      $297,911       $277,424

       See accompanying notes to the consolidated financial statements.

                                     3


                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS - Continued
                              (in thousands)



         LIABILITIES AND               June 25,     September 25,
       STOCKHOLDERS' EQUITY             2005            2004
                                     (unaudited)

       Current liabilities
         Accounts payable             $ 36,641       $ 34,497
         Accrued liabilities            16,894         13,149

                                        53,535         47,646

       Deferred income taxes            19,153         19,153
       Other long-term liabilities         323            529
                                        19,476         19,682

       Stockholders' equity
       Capital stock
         Preferred, $1 par value;
          authorized, 5,000,000
          shares; none issued                -              -
         Common, no par value;
          authorized 25,000
          shares; issued and
          outstanding, 9,122 and
          9,006 shares, respectively    34,950         33,069
       Accumulated other comprehen-
         sive loss                      (1,889)        (2,061)
       Retained earnings               191,839        179,088

                                       224,900        210,096
                                      $297,911       $277,424


       See accompanying notes to the consolidated financial statements.









                                     4


                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (in thousands, except per share amounts)

                          Three months ended  Nine months ended
                          June 25,  June 26,  June 25,  June 26,
                            2005      2004      2005      2004

       Net Sales          $129,452  $118,952  $327,323  $294,111

       Cost of goods sold   83,177    76,702   218,856   196,477
         Gross profit       46,275    42,250   108,467    97,634

       Operating expenses
         Marketing          15,799    15,446    41,451    39,568
         Distribution       10,541     9,136    28,763    23,985
         Administrative      4,445     4,024    13,240    12,365
         Other general
          (income)expense      (47)       73       129       243
                            30,738    28,679    83,583    76,161

       Operating income      15,537    13,571   24,884    21,473

       Other income(expenses)
         Investment income      429       123    1,143       352
         Interest expense
          and other            (45)      (30)     (103)      (87)


         Earnings before
          income taxes       15,921    13,664   25,924    21,738

       Income taxes           6,042     4,959    9,773     7,866

         NET EARNINGS      $  9,879   $ 8,705 $ 16,151  $ 13,872

       Earnings per
         diluted share        $1.06      $.95    $1.74     $1.52

       Weighted average number
         of diluted shares    9,324     9,163    9,283     9,122

       Earnings per
        basic share           $1.08      $.97    $1.78     $1.56

       Weighted average number
         of basic shares      9,121     8,956    9,078     8,873

           See accompanying notes to the consolidated financial
           statements.
                                         5


                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited) (in thousands)
                                            Nine months ended
                                           June 25,    June 26,
                                            2005        2004
       Operating activities:
         Net earnings                      $16,151     $13,872
       Adjustments to reconcile net
        earnings to net cash provided
        by operating activities:
         Depreciation and amortization
          of fixed assets                   17,255      17,464
         Amortization of intangibles
          and deferred costs                   828         744
         Other                                  39          13
         Changes in assets and liabilities,
          net of effects from purchase of
          companies
           Increase in accounts receivable  (2,855)     (8,677)
           Increase in inventories          (4,943)     (4,666)
           Increase in prepaid expenses        (85)         (9)
           Increase in accounts payable
            and accrued liabilities          4,544       9,222
         Net cash provided by operating
          activities                        30,934      27,963
       Investing activities:
        Purchase of property, plant
         and equipment                     (15,583)    (14,909)
        Payments for purchases of companies(16,088)    (12,668)
        Proceeds from investments
         held to maturity                        -         275
        Purchase of marketable securities  (17,400)    (34,500)
        Proceeds from sales of marketable
         securities                         14,000       9,000
        Proceeds from disposals of
         property and equipment                604         749
        Other                                 (377)        (26)
        Net cash used in investing
         activities                        (34,844)    (52,079)
       Financing activities:
        Proceeds from issuance of stock      1,881       3,072
        Payments of cash dividend           (2,260)          -
         Net cash (used in) provided by
          financing activities                (379)      3,072
         Effect of exchange rate on cash
          and cash equivalents                 172         (78)
         Net decrease in cash
          and cash equivalents              (4,117)    (21,122)
       Cash and cash equivalents at
        beginning of period                 19,600      37,694
       Cash and cash equivalents at
        end of period                      $15,483     $16,572

       See accompanying notes to the consolidated financial statements.

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       Note 1 In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net earnings.

               The results of operations for the three months and nine months ended June 25, 2005 and June 26, 2004 are not necessarily indicative of results for the full year. Sales at our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

               While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 25, 2004.

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

       Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows:

                               Three Months Ended June 25, 2005
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $ 9,879    9,121       $1.08

       Effect of Dilutive Securities
       Options                         -      203        (.02)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $ 9,879    9,324       $1.06



                               Nine Months Ended June 25, 2005
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $16,151    9,078       $1.78
       Effect of Dilutive Securities
       Options                         -      205        (.04)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $16,151    9,283       $1.74

                               Three Months Ended June 26, 2004
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)


       Basic EPS
       Net Earnings available
        to common stockholders   $8,705      8,956      $.97

       Effect of Dilutive Securities
       Options                        -        207      (.02)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $8,705      9,163      $.95

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

               At June 25, 2005, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Stock-based employee compensation costs are not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                          Three Months Ended   Nine Months Ended
                          June 25,  June 26,   June 25, June 26,
                             2005      2004       2005    2004

       Net income,
        as reported       $9,879    $8,705    $16,151   $13,872

       Less: stock-based
        compensation
        costs determined
        under fair value
        based method for
        all awards           210       288        629       861

       Net income, pro
        forma             $9,669    $8,417    $15,522   $13,011

       Earnings per share
        of common stock -
        basic:
         As reported      $ 1.08    $  .97     $ 1.78    $ 1.56
         Pro forma        $ 1.06    $  .94     $ 1.71    $ 1.47

       Earnings per share
        of common stock -
        diluted:
         As reported      $ 1.06    $  .95     $ 1.74    $ 1.52
         Pro forma        $ 1.04    $  .92     $ 1.67    $ 1.43


               The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2005 and 2004: expected volatility of 16% and 26%; risk-free interest rates ranging between 3.70% and 3.83% and 2.91% and 3.16%; and expected lives ranging between 5 and 10 years.

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

               This statement is effective as of the first annual reporting period that begins after June 15, 2005. As a result, we will be required to adopt Statement
               123(R) on September 25, 2005.

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

               Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We anticipate implementing this new standard in the first quarter of our fiscal year 2006. The impact of this new standard, if it had been in effect, on the net earnings of our fiscal years ended in September 2004, 2003 and 2002 was disclosed in Note A13 Accounting for Stock-Based Compensation of our Financial Statements included in our Form 10-K for the fiscal year ended September 25, 2004 and the impact on the net earnings of the current quarter and nine months are disclosed in Note 5 of this Form 10-Q.

       Note 7  Inventories consist of the following:

                                           June 25,  September 25,
                                            2005        2004
                                              (in thousands)

              Finished goods                $17,977      $13,691
              Raw materials                   4,820        4,556
              Packaging materials             3,491        2,984
              Equipment parts & other         8,930        8,356
                                            $35,218      $29,587

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

              Information regarding the operations in these four
               reportable segments is as follows:

                          Three Months Ended   Nine Months Ended
                            June 25,  June 26,  June 25, June 26,
                              2005      2004      2005    2004
                                      (in thousands)

       Sales to External Customers:
         Food Service      $ 78,031  $ 69,644  $202,966  $178,332
         Retail Supermarket  12,742    12,990    29,478    28,556
         Restaurant Group     1,152     1,567     4,379     6,106
         Frozen Beverages    37,527    34,751    90,500    81,117
                           $129,452  $118,952  $327,323  $294,111

       Depreciation and Amortization:
         Food Service      $  3,605  $  3,495  $ 10,202  $ 10,283
         Retail Supermarket       -         -         -         -
         Restaurant Group        52        84       170       294
         Frozen Beverages     2,629     2,467     7,711     7,631
                           $  6,286  $  6,046  $ 18,083  $ 18,208

       Operating Income:
         Food Service      $  8,115  $  6,583  $ 18,340  $ 14,728
         Retail Supermarket   1,191     1,220     1,667     1,996
         Restaurant Group      (110)     (353)     (347)     (767)
         Frozen Beverages     6,341     6,121     5,224     5,516
                           $ 15,537  $ 13,571  $ 24,884  $ 21,473

       Capital Expenditures:
         Food Service      $  2,256  $  2,473  $  6,450  $  6,175
         Retail Supermarket       -         -         -         -
         Restaurant Group         -         -        40        15
         Frozen Beverages     3,499     3,972     9,093     8,719
                           $  5,755  $  6,445  $ 15,583  $ 14,909

       Assets:
         Food Service      $200,682  $170,771  $200,682  $170,771
         Retail Supermarket       -         -         -         -
         Restaurant Group     1,062     1,600     1,062     1,600
         Frozen Beverages    96,167    91,767    96,167    91,767
                           $297,911  $264,138  $297,911  $264,138

       Note 9 We follow SFAS No. 142 "Goodwill and Intangible Assets". SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

               Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. Each of the segments have goodwill and indefinite lived intangible assets.

               The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The
               Restaurant Group and Frozen Beverage segments as of June 25, 2005 are as follows:

                                  Gross                  Net
                                Carrying  Accumulated    Carrying
                                 Amount   Amortization   Amount
                                        (in thousands)

       FOOD SERVICE

       Amortized intangible assets
         Licenses and rights     $11,307   $2,000       $9,307

       RETAIL SUPERMARKETS

       Amortized intangible assets
         Licenses and rights     $     -   $    -       $    -

       THE RESTAURANT GROUP

       Amortized intangible assets
         Licenses and rights     $     -   $    -       $    -

       FROZEN BEVERAGES

       Amortized intangible assets
         Licenses and rights     $   201   $  160       $   41

            Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 25, 2005 and June 26, 2004 was $403,000 and $149,000, respectively and for the nine months ended June 25, 2005 and June 26, 2004 was $681,000 and $388,000, respectively.

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

            We allocated $8,225,000 0f the purchase price of Snackworks, LLC to amortizable intangible assets and $5,000,000 to goodwill. We are in the process of obtaining a third party valuation of certain assets of Snackworks; therefore, this preliminary allocation of the purchase price is subject to revision.

       Goodwill

            The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:

                      Food      Retail    Restaurant Frozen
                      Service Supermarket Group     Beverages Total
                                     (in thousands)
       Balance at
        June 25,
          2005        $19,241   $ -        $386    $31,850 $51,477

            There were no changes in the carrying amount of goodwill for the three months ended June 25, 2005.

       Note 10 The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 25, 2005 are summarized as follows:

                                       Gross       Gross     Fair
                           Amortized Unrealized  Unrealized   Market
                              Cost    Gains        Losses    Value
                                     (in thousands)

       Available for Sale
       Securities
        Equity Securities   $36,900    $    -      $   -     $36,900
        Municipal Government
          Securities          3,000         -          -       3,000
                            $39,900    $    -      $   -     $39,900

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

            Proceeds from the sale of marketable securities were $5,000,000 and $14,000,000 in the three and nine months ended June 25, 2005, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

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

            The Company's Board of Directors declared a regular quarterly cash dividend of $.125 per share of its common stock payable on July 6, 2005 to shareholders of record as of the close of business on June 15, 2005.

            In the three months ended June 25, 2005 and June 26, 2004, fluctuations in the valuation of the Mexican peso caused an increase of $116,000 and a decrease of $60,000, respectively, in stockholders' equity because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary. In the nine month periods, there was an increase of $172,000 in fiscal year 2005 and a decrease of $78,000 in fiscal year 2004.

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

            Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 25, 2005.

       Results of Operations

            Net sales increased $10,500,000 or 9% for the three months to $129,452,000 and $33,312,000 or 11% to
       $327,323,000 for the nine months ended June 25, 2005 compared to the three and nine months ended June 26, 2004. Excluding sales from the acquisition of Country Home Bakers, Inc. in January 2004 and Snackworks, LLC in March 2005, net sales increased $7,445,000 or 6% for the three months and $17,503,000 or 6% for the nine months ended June 25, 2005 compared to the three and nine months ended June 26, 2004.

       FOOD SERVICE

            Sales to food service customers increased $8,387,000 or 12% in the third quarter to $78,031,000 and increased $24,634,000 or 14% for the nine months. Excluding sales from the acquisition of Country Home Bakers, Inc. and Snackworks, LLC, sales to food service customers increased $5,332,000 or 8% in the third quarter and increased $8,925,000 or 5% for the nine months. Soft pretzel sales to the food service market increased 20% to $24,235,000 in the third quarter and 8% to $64,188,000 in the nine months. Excluding sales from the acquisition of Snackworks, LLC, soft pretzel sales increased 5% in the third quarter and 3% for the nine months. Increased sales to one customer accounted for two-thirds of the third quarter increase and almost all of the nine month increase. Italian ice and frozen juice treat and dessert sales increased 4%, or $575,000, to $13,402,000 in the three months and increased 7%, or $1,767,000, to $27,009,000 in the nine months due to increased sales to warehouse clubs, school food service and private label accounts. Churro sales to food service customers increased 13% to $3,805,000 in the third quarter and increased 10% to $10,714,000 in the nine months. One customer accounted for approximately 25% of the quarter and nine months increase with the balance coming from general increases across our customer base. Sales of bakery products increased $2,317,000 or 7% in the third quarter to

       $33,934,000 and increased $16,082,000 or 20% for the nine
       months. Excluding sales from the acquisition of Country Home Bakers, Inc., sales of bakery products increased $3,602,000 or 4% in the nine months due to increased sales to existing customers and sales to new customers. In the third quarter, sales of our funnel cake product were up $1,094,000, or 80%, due to sales to one new customer. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

       RETAIL SUPERMARKETS

            Sales of products to retail supermarkets decreased $248,000 or 2% to $12,742,000 in the third quarter and increased $922,000, or 3%, in the nine months. Soft pretzel sales increased 16% to $4,923,000 for the quarter and increased 20% to $16,997,000 for the nine months due mainly to sales of PRETZELFILS in new markets and by increased sales of our regular SUPERPRETZEL in existing markets. Sales of frozen juices and ices decreased $560,000 or 6% to $8,680,000 in the third quarter and $599,000 or 4% to $14,979,000 in the nine months. Case sales of frozen juices and ices products were down 11% in the quarter and 8% for the nine months. Coupon costs, a reduction of sales, increased by $293,000, or 39%, in the second quarter and were up $1,036,000, or 50% in the nine months.

       THE RESTAURANT GROUP

            Sales of our Restaurant Group decreased 26% to $1,152,000 in the third quarter and 28% to $4,379,000 for the nine month period. The sales decreases were caused primarily by the closing or licensing of unprofitable stores in the past year. During the first nine months of this year, nine stores were closed or licensed to others, leaving a total of 21 open at quarter end. Operating income was impacted during the nine months by approximately $108,000 of store closing costs.
       FROZEN BEVERAGES

            Frozen beverage and related product sales increased $2,776,000 or 8% to $37,527,000 in the third quarter and $9,383,000 or 12% to $90,500,000 in the nine months.
       Beverage sales alone were essentially unchanged at $26,712,000 in the third quarter and $61,711,000 in the nine months. Managed service revenue increased 34% to $6,600,000 in the third quarter and 36% to $17,576,000 in the nine months. Sales of beverage machines were $4,993,000 higher this year than last in the nine month period with two customers accounting for more than half of the increase. In the third quarter, sales of machines were higher by $919,000 compared to last year.

       CONSOLIDATED

            Gross profit as a percentage of sales was 36% and 33% in both year's third quarter and nine months, respectively. The percentages remained constant because increases in efficiencies due to higher volume in our food service segment offset higher coupon expense in our retail supermarket business, increased sales of low margin beverage machines in our frozen beverage segment and higher group medical and liability insurance costs throughout our business.

            Total operating expenses increased $2,059,000 in the third quarter but as a percentage of sales were 24% in both year's quarters. For the nine months, operating expenses increased $7,422,000 but as a percentage of sales were 26% for both years. Marketing expenses decreased to 12% of sales in this year's third quarter from 13% last year and were at 13% in both years' nine month period although they dropped about 3/4 of a percentage point as a percent of sales in the nine month period. The percentage decreases were the result of controlled spending throughout all of our businesses and the increased level of sales. Distribution expenses were 8% of sales in the third quarter for both years and increased to 9% of sales in the nine months from 8% of sales last year primarily because of higher fuel costs and third party trucking costs. Administrative expenses as a percent of sales were 3% in both year's third quarter and were 4% for the nine months in both years.

            Operating income increased $1,966,000 or 14% to $15,537,000 in the third quarter and $3,411,000 or 16% to $24,884,000 in the nine months as a result of the aforementioned.

            Operating income was impacted by approximately $300,000 of higher group medical and liability insurance costs in the third quarter compared to a year ago and by approximately $1 million for the nine months due in large part to increased workers compensation claims costs. Manufacturing plant utilities costs were higher by about $200,000 for the quarter and $540,000 for the nine months. We expect that continuing increases in the cost of utilities will continue to have a significant impact on our operating results. The impact of commodity cost increases has overall diminished from the levels of increases that were reported in previous filings.

            Investment income increased by $306,000 to $429,000 in this year's third quarter and by $791,000 in the nine months primarily due to an increase in the general level of interest rates.

            The effective income tax rate has been estimated at 38% for the third quarter and nine months compared to 36% in last year's periods due to estimated increases in state tax payments.

            Net earnings increased $1,174,000 or 13% in the three month period to $9,879,000 and increased 16% or $2,279,000 in the nine months this year from $13,872,000 last year.

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



       Item 6. Exhibits and Reports on Form 8-K

             a) Exhibits

                31.1  &  Certification Pursuant to Section 302 of
                31.2     the Sarbanes-Oxley Act of 2002

                99.5     Certification Pursuant to the 18 U.S.C.
                         Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of
                         2002

            b) Reports on Form 8-K - Reports on Form 8-K were
               filed on April 21, 2005 and May 26, 2005.

                                SIGNATURES



            Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J & J SNACK FOODS CORP.



       Dated:  July 20, 2005       /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



       Dated:  July 20, 2005       /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer

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

       Date: July 20, 2005



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

       Date: July 20, 2005

                                     /s/ Gerald B. Shreiber
                                     Gerald B. Shreiber
                                   Chief Executive Officer
       Exhibit 99.5

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 25, 2005 (the "Report") that:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                 Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

       Dated: July 20, 2005

                                     /s/ Dennis G. Moore
                                     Dennis G. Moore
                                     Chief Financial Officer


       Dated: July 20, 2005
                                     /s/ Gerald B. Shreiber
                                     Gerald B. Shreiber
                                     Chief Executive Officer


         The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.