Form 10-K
period 2005-09-24
J&J SNACK FOODS CORP
filed 2005-12-07
CIK 785956

Profile

J&J Snack Foods Corp. is a manufacturer, marketer and distributor of an expanding variety of nutritional, popularly priced, branded niche snack foods and beverages for the food service and retail supermarket industries. The Company is listed on the NASDAQ exchange as "JJSF", and serves both national and international markets.

Our growing portfolio of products includes soft pretzels; frozen beverages; frozen juice treats and desserts; churros, a cinnamon pastry; funnel cakes; cookies and bakery goods; and other snack foods and drinks. Consumers can enjoy these nutritional and tasty products in a variety of settings where people work, play, travel and shop.

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our four business groups; Food Service, Frozen Beverages, Retail Supermarket, and The Restaurant Group, contributed to our 34th consecutive year of record sales in fiscal 2005.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique, niche product offerings by capitalizing on new opportunities wherever they may be found.

Financial Highlights

	Fiscal year ended in September					
	2005	2004	2003	2002	2001	2000
	(In thousands except per share data)					
Net Sales	**$457,112**	$416,588	$364,567	$353,187	$328,335	$296,832
Net Earnings	**$ 26,043**	$ 22,710	$ 19,902	$ 18,113	$ 11,876	$ 9,968
Total Assets	**$305,924**	$277,424	$239,478	$220,036	$224,481	$220,039
Long-Term Debt	**$ —**	$ —	$ —	$ —	$ 28,368	$ 42,481
Stockholders' Equity	**$234,762**	$210,096	$182,564	$168,709	$146,143	$133,274
Common Share Data						
Earnings Per Diluted Share	**$ 2.80**	$ 2.48	$ 2.20	$ 1.99	$ 1.36	$ 1.10
Earnings Per Basic Share	**$ 2.86**	$ 2.55	$ 2.26	$ 2.07	$ 1.40	$ 1.13
Book Value Per Share	**$ 25.70**	$ 23.33	$ 20.85	$ 18.95	$ 16.92	$ 15.64
Common Shares Outstanding At Year End	**9,136**	9,006	8,757	8,903	8,636	8,522
Cash Dividends Declared Per Share	**$ .50**	$ —	$ —	$ —	$ —	$ —

NET SALES
(In Thousands)
$296,832
$328,335
$353,187
$364,567
$416,588
$457,112
'00
'01
'02
'03
'04
'05
NET EARNINGS
(In Thousands)
$9,968
$11,876
$18,113
$19,902
$22,710
$26,043
'00
'01
'02
'03
'04
'05
STOCKHOLDERS' EQUITY
(In Thousands)
$133,274
$146,143
$168,709
$182,564
$210,096
$234,762
'00
'01
'02
'03
'04
'05

President's Letter

To our Shareholders and Friends:

I was late again, as I usually am with my annual President's Letter to our Shareholders, and planned to draft it during the Thanksgiving weekend. I even set the time aside. Then "she" came. "She" is an adorable 7-month-old German Shepherd puppy, found abandoned in a park, tethered to a tree. Another rescue animal for me? Maybe it is another project, and now giving me a total of five dogs. All pets, all delightful extensions of my life. This one already had a name, Sierra, courtesy of the German Shepherd Rescue Agency. I told my "all in one" (Veterinary Doctor, son and friend) that I wasn't sure if I would… could. Nevertheless, I did take this cute, cuddly and curious puppy to join me and my other dogs; two full-grown German Shepherds, a Jack Russell and a Border Collie, all rescues. They are wonderful, all enjoying a good life and a good year, just like we did at JJSF this past year.

A Good Year at JJSF

RECORD SALES AND EARNINGS

We had record sales and earnings in 2005. Again!! Sales were up 10% for the year to $457 million and net earnings increased 15% to $26 million for the year. Operating income rose 14%, and EPS increased 13% to $2.80, also an all-time high. Notably, this marked the 5th consecutive year and 18th consecutive quarter of record sales and earnings increases. We overcame issues of rising costs, energy escalation, and hurricane impact. All of our business groups contributed to our record year with particularly strong performances in our food service team and products.

FOOD SERVICE

Our Food Service segment had an outstanding sales year with increases throughout all product lines. Strong soft pretzel sales, up 8%, which were helped by the acquisition of Snackworks, acquired in March, led the way. They were complemented by strong sales of Churro products and our successful summer promotion of Funnel Cakes sold through a major restaurant chain. Frozen juice bar sales continued to thrive in the school network, while bakery sales, including the benefit of the Country Home acquisition, contributed to our increases.

RETAIL

Retail supermarkets had one of its best years ever with sales up 9% for the year. Soft pretzel sales led by the geographic expansion of PRETZELFILS, and the strength of our flagship brand SUPERPRETZEL, were up 19% for the year. PRETZELFILS, filled and topped varieties of bite-sized soft pretzels, were successfully expanded to additional markets, and we continue to develop new varieties to grow this niche. Strong sales of LUIGI'S Real Italian Ice were helped by favorable summer weather, which offset lower sales of other novelty lines.

ICEE AND FROZEN BEVERAGES

Our overall ICEE sales grew by 8%, once again contributing solid sales and earnings to the overall business. Both ICEE beverage sales, and our managed service business that provides service and maintenance for others, continued to grow and expand. We believe we have unique potential for further development and will be seeking additional ways to grow this segment.

FINANCIAL STRENGTH

Our financial strength remains rock solid. Our balance sheet has over $70 million of cash and cash equivalents and marketable securities at year-end. We anticipate that we will continue to generate cash flow that exceeds our needs. As I've stated in past years, we are benefiting from the wisdom of our strategies and decisions made over the years.

STOCK SPLIT AND CASH DIVIDEND

During the first quarter of our new fiscal year 2006, we announced a two-for-one stock split per share of JJSF stock. We also announced a 20% increase in our cash dividend rate from $.50 per share to $.60 per share (pre stock split) on an annual basis.

BEST 200 SMALL COMPANIES

Recently, Forbes magazine named us one of the "Best 200 Small Companies in America." It was the fifth time, and third year in a row that we were selected, and an honor of which we are proud. We are a rare, exceptional company with niche products that have leading positions in the marketplace. We work hard to establish and maintain this excellence and will continue to do so.

SIERRA UPDATE

Sierra, the puppy, is getting along fine with everyone. She has brought a puppy-like freshness to the group and will help keep everyone on their toes - - I mean paws, including me. I am, once again, delighted with this new challenge and labor of love, of which I am secure with and relish, just like the challenges here at JJSF.

Sincerely,
GBS and Sierra
Scout, Princess, Freckles, and Jackson, too!!

Sincerely,

Gerald B. Shreiber
President & Chairman
December 1, 2005

Back to Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-14616

J & J SNACK FOODS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1935537

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6000 Central Highway Pennsauken, New Jersey	08109

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   X   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of November 25, 2005, the latest practicable date, 9,145,801 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $314,642,430 based on the last sale price on March 26, 2005 of $46.38 per share. March 26, 2005 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s 2005 Annual Report to Shareholders for the fiscal year ended September 24, 2005 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 7, 2006 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.

Back to Contents

J & J SNACK FOODS CORP.
2005 FORM 10-K ANNUAL REPORT

Back to Contents

PART I

Item 1. Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, ICEE, BARQ’S*, MINUTE MAID**, and CHILL*** brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake, popcorn and bakery products. The Company’s principal frozen beverage product is the ICEE brand frozen carbonated beverage.

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

*	BARQ’s is a registered trademark of Barq’s Inc.
**	MINUTE MAID is a registered trademark of the Coca-Cola Company.
***	CHILL is a registered trademark of Wells Dairy, Inc.

Back to Contents
The Restaurant Group

We sell direct to the public through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST, SANDWICH TWIST, CINNAPRETZEL* and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 24% and 25% of the Company’s revenue in fiscals 2005 and 2004, respectively.

The Company’s soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company’s soft pretzels from the USDA.

The Company’s soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to ten ounces in weight, are shaped and formed by the Company’s proprietary twister machines. These soft pretzel tying machines are automated, high-speed machines for twisting dough into the traditional pretzel shape. Additionally, we make soft pretzels which are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed under the LUIGI’S, ICEE, BARQ’S, MINUTE MAID, SHAPE UPS, CHILL and MAMA TISH’S brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 14% of the Company’s revenue in fiscal years 2005 and 2004.

The Company’s SHAPE UPS and MINUTE MAID frozen juice and fruit bars are manufactured from an apple juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two to three ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

LUIGI’S Real Italian Ice, CHILL and MAMA TISH’S Italian Ice and Sorbets are manufactured from water, sweeteners and fruit juice concentrates in various flavors and are packaged in plastic cups and in squeeze-up tubes.

ICEE Squeeze Up Tubes are designed to capture the frozen taste of a traditional ICEE drink. They are packaged in three- and four-ounce squeeze-up tubes.

* Cinnapretzel is a registered trademark of Cinnabon, Inc.

Back to Contents

MINUTE MAID Soft Frozen Lemonade and FRUIT & CREAM SWIRL and BARQ’S FLOATZ are packaged in squeeze-up tubes and cups.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S brand name. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 3% of the Company’s sales in fiscal years 2005 and 2004. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit- and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY, READI-BAKE, COUNTRY HOME and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily cookies, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 28% and 27% of the Company’s sales in fiscal years 2005 and 2004, respectively.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are ICEE PEAK, JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in the Food Service, The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 20% of revenue in fiscal 2005 and 22% of revenue in fiscal 2004.

Under the Company’s principal marketing program, it installs frozen beverage dispensers at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999, the Company began providing installation and maintenance service only to a large, quick-service restaurant and others, which resulted in the increase of customer-owned beverage dispensers beginning in 1999. The Company also provides managed service and sells equipment in its Frozen Beverages segment, revenue from which amounted to 8% and 7% of the Company’s sales in Fiscal years 2005 and 2004, respectively.

Each new customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company, at an approximate cost of $6,500 each.

The Company provides managed service and/or products to approximately 61,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to all the continental United States, except for portions of eleven states, as well as internationally.

Other Products

Other products sold by the Company include soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name, popcorn sold under the AIRPOPT brand name and smaller amounts of various other food products. These products are sold in the Food Service, The Restaurant Group and Frozen Beverages segments.

Back to Contents
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

The Company’s customers in the food service industry include snack bars and food stands in chain, department and mass merchandising stores such as Kmart, Wal-Mart and Target; malls and shopping centers; and fast food outlets.

The Company’s customers in the food service industry include snack bars and food stands in chain, department stores and stadiums and sports arenas; leisure and theme parks such as Disneyland, Walt Disney World, Universal Studios, Sea World, Six Flags, Hershey Park and Busch Gardens; convenience stores such as 7-Eleven, Circle K, AM/PM and Wawa; movie theatres; warehouse club stores such as Sam’s Club, Costco and B.J.’s; schools, colleges and other institutions; and independent retailers such as Mrs. Fields. Food service concessionaires purchasing soft pretzels and other products from the Company for use in sports arenas and for institutional meal services include ARAMARK, Sodexho and Delaware North. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company’s products are purchased by the consumer primarily for consumption at the point-of-sale.

The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, BARQ’S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE’S churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia and Solon, Ohio. Frozen beverages are distributed from 88 Company managed warehouse and distribution facilities located in 42 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Back to Contents
Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months and sales of the Company’s retail stores are generally higher in the Company’s first quarter during the holiday shopping season.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAMA TISH’S and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S for its churros; ARCTIC BLAST for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME and CAMDEN CREEK for its bakery products.

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

Supplies

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased from The Coca-Cola Company, the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc. and Lancer FBD.

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

Employees

The Company has approximately 2,350 full- and part-time employees as of September 24, 2005. Certain production and distribution employees at the Pennsauken and Bridgeport, New Jersey plants are covered by a collective bargaining agreement which expired in September 2005. The Company has reached an agreement with the bargaining unit’s leadership which would extend the agreement through September 2009. As of the date of this Form 10-K, the agreement has not been voted on by the bargaining unit’s membership. The Company expects the bargaining unit’s membership to ratify the agreement. The production employees at our Atlanta, Georgia plant are covered by a collective bargaining agreement which expires in January 2008. The Company considers its employee relations to be good.

Item 2. Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 80-85% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company also leases, through September 2011, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. Approximately 30% of the facility is leased to a third party. The amount of the sublease income is not material to the Company’s financial statements. The remainder is used by the Company to manufacture some of its products including funnel cake, pretzels, churros and cookies. The facility operates at about 50% of capacity.

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

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2010. The facility operates at about 50% capacity.

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

The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2006. The facility operates at approximately 80-90% of capacity.

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2007 with options to extend the term. The facility operates at approximately 40% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in two buildings totaling 94,320 square feet. The buildings are leased through December 2011. The manufacturing facility operates at approximately 40% of capacity.

Back to Contents

The Company’s Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are located in an 11,000 square foot owned building in Lancaster, Pennsylvania.

The Company also leases approximately 125 warehouse and distribution facilities in 43 states, Mexico and Canada.

Item 3. Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 24, 2005.

Back to Contents

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the over-the-counter market on the NASDAQ National Market System under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 25, 2004 and September 24, 2005.

	High	Low

Fiscal 2004
First quarter	$39.50	$33.09
Second quarter	48.76	35.90
Third quarter	45.47	36.10
Fourth quarter	44.98	36.30

Fiscal 2005
First quarter	$49.35	$40.25
Second quarter	50.40	43.10
Third quarter	55.03	44.86
Fourth quarter	60.00	50.96

On November 25, 2005, there were 9,145,801 shares of common stock outstanding. Those shares were held by approximately 2,600 beneficial shareholders and shareholders of record.

The Company’s Board of Directors has declared a cash dividend of $.125 per common share payable October 6, 2005 to shareholders of record on September 15, 2005, a 2-for-1 stock split per common share to be distributed January 5, 2006 to shareholders of record on December 15, 2005 and a cash dividend of $.075 per common share payable January 5, 2006 to shareholders of record on December 15, 2005. The payment of the cash dividend will be made after the 2-for-1 stock split described in Note Q has been effected. The cash dividend of $.075/share represents a 20% increase from the previous quarterly dividend rate of $.0625/share adjusted for the 2-for-1 stock split. The Company anticipates that its Board of Directors will continue to declare quarterly cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors.

The Company did not repurchase any of its common stock in fiscal years 2005 and 2004. In fiscal year 2003, the Company purchased and retired 297,000 shares of its common stock at a cost of $8,565,000.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Item 6.     Selected Financial Data

	Fiscal year ended in September (In thousands except per share data)

	2005	2004	2003	2002	2001

Net Sales	$457,112	$416,588	$364,567	$353,187	$328,335

Net Earnings	$26,043	$22,710	$19,902	$18,113	$11,876

Total Assets	$305,924	$277,424	$239,478	$220,036	$224,481

Long-Term Debt	$—	$—	$—	$—	$28,368

Stockholders’ Equity	$234,762	$210,096	$182,564	$168,709	$146,143

Common Share Data

Earnings Per Diluted Share	$2.80	$2.48	$2.20	$1.99	$1.36

Earnings Per Basic Share	$2.86	$2.55	$2.26	$2.07	$1.40

Book Value Per Share	$25.70	$23.33	$20.85	$18.95	$16.92

Common Shares Outstanding At Year End	9,136	9,006	8,757	8,903	8,636

Cash Dividends Declared Per Common Share	$.50	$—	$—	$—	$—

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

Revenue Recognition — We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis. We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months. We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts. We record offsets to revenue for allowances, end-user pricing adjustments and trade spending. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our retail supermarket and frozen beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine the amount of liability to record is cumbersome and subject to inaccuracies. However, we feel that due to constant monitoring of the process, any inaccuracies would not be material. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $8,084,000 and $6,916,000 at September 24, 2005 and September 25, 2004, respectively. The increase in our recorded liability resulted from the general increases in allowances throughout our businesses.

Back to Contents

Accounts Receivable — We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have 2 to 3 customers with accounts receivable balances of between $1.5 million to $4 million. Failure of these customers, and others with lesser balances to pay us the amounts owed, could have a material impact on our consolidated statement of earnings and our consolidated statement of cash flows.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $112,000, $245,000 and $556,000 for the fiscal years 2005, 2004 and 2003 respectively. At September 24, 2005 and September 25, 2004, our accounts receivables were $46,261,000 and $47,753,000, net of an allowance for doubtful accounts of $1,054,000 and $1,104,000.

Asset Impairment — Goodwill of our restaurant group reporting unit decreased by $52,000 in 2004 and goodwill of our frozen beverages reporting unit increased by $679,000 in 2004. In 2005, goodwill of our food service reporting unit increased by $7,145,000 as a result of the acquisition of Snackworks, LLC.

We have three reporting units with goodwill totaling $53,622,000 as of September 24, 2005. We utilize historical reporting unit cash flows (defined as reporting unit operating income plus depreciation and amortization) as a proxy for expected future reporting unit cash flows to evaluate the fair value of these reporting units. If the fair value estimated substantially exceeds the carrying value of the reporting unit, including the goodwill, if any, associated with that unit, we do not recognize any impairment loss. We do not engage a third party to assist in this analysis as we believe that our in-house expertise is adequate to perform the analysis.

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. The gross carrying amount of intangible assets increased by $5,831,000 in 2005 primarily as a result of the acquisition of $6,080,000 of intangible assets of Snackworks, LLC. Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Insurance Reserves — We have a self-insured medical plan which covers approximately 1,000 of our employees. We record a liability for incurred but not yet paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a Microsoft Excel spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 24, 2005 and September 25, 2004 was $1,536,000 and $920,000, respectively. Considering that we have stop loss coverage of $125,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2005 and 2004 was $2,700,000 and $2,400,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $6,450,000 and $4,825,000 at September 24, 2005 and September 25, 2004, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance

Back to Contents

years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 1.82. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2005 and September 25, 2004, we had outstanding letters of credit totaling approximately $7,700,000 and $6,900,000, respectively.

Refer to Note A to the consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2005 (52 weeks) Compared to Fiscal 2004 (52 weeks)

Net sales increased $40,524,000 or 10% to $457,112,000 in fiscal 2005 from $416,588,000 in fiscal 2004. Adjusting for sales related to the acquisitions of Country Home Bakers in 2004 and Snackworks, LLC in 2005, sales increased approximately 5%, or $22,000,000.

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

Food Service

Sales to food service customers increased $29,600,000 or 12% to $280,123,000 in fiscal 2005. Excluding Country Home Bakers and Snackworks acquisitions’ related sales, sales increased $11,230,000, or 4%. Soft pretzel sales to the food service market increased $6,585,000, or 8%, to $87,308,000 for the 2005 year due primarily to the acquisition of Snackworks, LLC. Excluding Snackworks sales, pretzel sales increased $695,000, or less than 1%. Although there were increases and decreases in sales spread among many of our customers, two customers by themselves had increased sales of about $3,000,000. Sales of bakery products increased $16,048,000, or 14%, for the year. Excluding sales related to the acquisition of Country Home Bakers, sales of bakery products increased $3,568,000 or 3%. The increased sales were primarily to our private label and industrial business customers. Churro sales increased 12% to $14,777,000 with three customers accounting for more than one-half of the increased sales. Frozen juice bar and ices sales increased $2,682,000 or 7% to $39,693,000 for the year with sales to school food service customers accounting for virtually all of the increase. Sales of our funnel cake products increased $2,996,000 due to sales to one customer. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

Retail Supermarkets

Sales of products to retail supermarkets increased $3,504,000 or 9% to $42,347,000 in fiscal 2005. Total soft pretzel sales to retail supermarkets were $21,839,000, an increase of 19% from fiscal 2004. Approximately one-half of the increase was due to the expansion of PRETZELFILS to additional markets

Back to Contents

with the balance coming primarily from increased sales of our flagship SUPERPRETZEL brand in existing markets. Sales of frozen juice bars and ices increased $1,166,000 or 5% to $23,588,000 in 2005 from $22,422,000 in 2004 due to an extremely strong fourth quarter during which sales of LUIGI’S Real Italian Ice increased by approximately 50%. Coupon costs, a reduction of sales, were up $876,000, or 29%, for the year.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 29% primarily due to closings or licensings of 11 stores. At September 24, 2005, we had 19 stores open.

Frozen Beverages

Frozen beverage and related product sales increased $9,634,000 or 8% to $129,233,000 in fiscal 2005. Beverage sales alone were up 2% for the year with sales increases and decreases spread among our customer base. Service revenue increased $6,130,000, or 34%, to $24,238,000 for the year as we continue to emphasize growing this part of our business. Increased service revenue to one customer accounted for over 40% of the increase with no other customer accounting for more than 10% of the increase. Machine sales increased $2,568,000 to $13,257,000 for the year. Sales to two customers accounted for all of the machine sales increase.

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

Gross profit as a percent of sales, although at 34% of sales for both 2005 and 2004, increased .26 of a percentage point primarily because of pricing and efficiencies related to higher volume and a significant improvement in the gross profit of our restaurant group business.

Total operating expenses increased $9,781,000 to $114,798,000 in fiscal 2005 but as a percentage of sales were essentially the same in both 2005 and 2004. Marketing expenses were 13% of sales in both fiscals 2005 and 2004, although they dropped about 6/10 of one percent of sales. The decrease in marketing expense as a percent of sales was the result of controlled spending and higher sales throughout all our business. Distribution expenses increased about 6/10 of one percent of sales to 9% of sales from 8% of sales in 2004. Distribution expenses increased as a percent of sales because of higher fuel and outside carrier costs. Administrative expenses were 4% in both years even though we incurred approximately $400,000 of external costs related to compliance with the Sarbanes-Oxley Act. Other general expense of $430,000 in 2005 was an increase of $401,000 from 2004 which increase resulted primarily from costs relating to Hurricane Katrina.

Operating income increased $5,057,000 or 14% to $40,249,000 in fiscal 2005 as a result of the aforementioned items.

Operating income was impacted by approximately $700,000 of higher insurance costs compared to a year ago due to increased claims under our liability policies. Manufacturing plant utilities costs were higher by about $1,000,000 for the year compared to last year with about two-thirds of the increase coming in the second half of the year. We expect that higher utilities costs will have a significant impact on our 2006 operating results. Although commodity costs did not increase as they have in recent years, our expectations are that increases will be significant in fiscal year 2006.

Investment income increased by $1,123,000 to $1,689,000 due to an increase in the general level of interest rates and higher investable balances of cash and marketable securities.

Interest expense and other increased $26,000 to $136,000 in 2005.

Back to Contents

The effective income tax rate increased to 38% in fiscal year 2005 from 36% in 2004 due to estimated increases in state tax payments and an increase in the estimated enacted rate applied to net deferred tax liabilities.

Net earnings increased $3,333,000 or 15% in fiscal 2005 to $26,043,000 or $2.80 per fully diluted share as a result of the aforementioned items.

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

Retail Supermarkets

Sales of products to retail supermarkets decreased $859,000 or 2% to $38,843,000 in fiscal 2004. Total soft pretzel sales to retail supermarkets were $18,364,000, an increase of 7% from fiscal 2003. The increase was entirely due to the introduction of PRETZELFILS just prior to the beginning of fiscal year 2004 and a price increase. Sales of frozen juice bars and ices decreased $1,829,000 or 8% to $22,422,000 in 2004 from $24,251,000 in 2003. Even though case sales of frozen juices and ices were down 13%, sales were down only

Back to Contents

8% because of reduced trade spending in 2004 compared to 2003. We believe that our decline in frozen juices and ices sales was in line with industry-wide declines in the frozen novelty product category.

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

Frozen Beverages

Frozen beverage and related product sales increased $5,017,000 or 4% to $119,599,000 in fiscal 2004. Beverage sales alone were essentially unchanged for the year. Excluding lower sales to one customer, beverage sales alone would have been up about 2%. Sales to this customer may decline further in 2005 although we do not believe the impact on consolidated operating income would be material. Service revenue increased $2,836,000, or 19%, to $18,108,000 for the year as we continue to emphasize growing this part of our business. Machine sales increased $2,803,000 to $11,228,000 for the year. Sales to one customer accounted for all of the machine sales increase.

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

Total operating expenses increased $11,019,000 to $105,017,000 in fiscal 2004 but as a percentage of sales decreased about 1/2 of one percent to 25% in 2004. Marketing expenses decreased to 13% of sales in fiscal 2004 from 14% in 2003. The decrease in marketing expense as a percent of sales was the result of controlled spending throughout all our business and the increased level of bakery sales. Distribution expenses, which increased less than 1/2 of 1 percent of sales, were 8% of sales in both years. Distribution expenses increased as a percent of sales because of higher fuel and outside carrier costs as well as by differences in product mix. Administrative expenses were 4% in both years. Administrative expenses benefitted from lower legal expenses of about $300,000 this year compared to last year. Other general expense of $29,000 in 2004 compared to other general income of $384,000 in 2003. The $384,000 of general income in 2003 included income from the positive resolution of prior acquisition liabilities.

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

Back to Contents

distribution activities, our ability to make and integrate acquisitions and changes in tax laws and interest rates.

ACQUISITIONS, LIQUIDITY AND CAPITAL RESOURCES

In January 2004, we acquired the assets of Country Home Bakers, Inc. Country Home Bakers, Inc., with its manufacturing facility in Atlanta, Georgia, manufactures and distributes bakery products to the food service and supermarket industries. Its product line includes cookies, biscuits, and frozen doughs sold under the names READI-BAKE, COUNTRY HOME and private labels sold through supermarket in-store bakeries.

In March 2005, we acquired all of the assets of Snackworks LLC, d/b/a Bavarian Brothers, a manufacturer of soft pretzels headquartered in Rancho Cucamonga, California. Snackworks operates production facilities in California and Chambersburg, Pennsylvania and markets its products under the brand names SERIOUSLY TWISTED!, BAVARIAN BROTHERS and CINNAPRETZEL. Snackworks sells throughout the continental United States primarily to mass merchandisers and theatres.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, is sufficient to fund future growth and expansion. Based on our past levels of operating cash flow, which has averaged $48,718,000 per year over the past three years, and the strength of our consolidated balance sheet, we believe that we have the capability to borrow in excess of $200,000,000. This is management’s current opinion, which could change over time depending on future events.

Fluctuations in the value of the Mexican peso and the resulting translation of the net assets of our Mexican frozen beverage subsidiary caused a decrease of $143,000 in accumulated other comprehensive loss in 2005 and an increase of $104,000 and $165,000 in 2004 and 2003, respectively. In 2005, sales of the Mexican subsidiary were $5,399,000 as compared to $4,308,000 in 2004 and $4,354,000 in 2003.

In fiscal year 2003, we purchased and retired 297,000 shares of our common stock at a cost of $8,565,000. In fiscal years 2005 and 2004, we did not purchase or retire any of our common stock.

Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at September 24, 2005 and September 25, 2004. The significant financial covenants are:

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

We were in compliance with the restrictive covenants described above at September 24, 2005.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2005 and 2004 was $2,700,000 and $2,400,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2005 and September 25, 2004, we had outstanding letters of credit totaling approximately $7,700,000 and $6,900,000, respectively.

Back to Contents

The following table presents our contractual cash flow commitments on long-term debt and operating leases. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period (in thousands)
		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt, including current maturities	$—	$—	$—	$—	$—
Purchase commitments	16,000	16,000
Operating leases	40,968	9,526	14,809	7,742	8,891

Total	$56,968	$25,526	$14,809	$7,742	$8,891

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2005 Compared to Fiscal 2004

Cash and cash equivalents and marketable securities available for sale increased $13,920,000, or 25%, to $70,020,000 from a year ago primarily because net cash provided by operating activities of $52,644,000 exceeded cash used for purchases of property, plant and equipment and for purchase of companies by $14,924,000.

Trade receivables decreased $1,492,000 or 3% to $46,261,000 in 2005 due to more efficient collections. Inventories increased $4,097,000 or 14% to $33,684,000 in 2005. The increases were due primarily to increased levels of business and higher unit costs of inventories. Parts inventory increased in our frozen beverages business in response to higher levels of managed service business.

Net property, plant and equipment decreased $429,000 to $89,045,000 because depreciation of fixed assets exceeded purchases of fixed assets and assets acquired in acquisitions.

Other intangible assets, less accumulated amortization increased $5,239,000 to $7,043,000 because of the purchase of intangible assets of $6,080,000 in the Snackworks acquisition.

Goodwill increased $7,145,000 to $53,622,000 as a result of the purchase of Snackworks, LLC.

Accounts payable and accrued liabilities increased $5,256,000, or 11% from 2004 to 2005 primarily because of increased levels of business, higher accruals for our insurance reserves and higher income taxes payable.

Deferred income tax liabilities increased by $1,166,000 to $17,987,000 which related primarily to depreciation of property, plant and equipment.

Common stock increased $3,022,000 to $36,091,000 in 2005 because of the exercise of incentive and non qualified stock options and stock issued under our stock purchase plan for employees.

Net cash provided by operating activities increased $5,500,000 to $52,644,000 in 2005 primarily because of an increase to net earnings of $3,333,000 and a reduction in working capital of $2,363,000 in 2005 compared to an increase in working capital of $1,995,000 in 2004 which was partially offset by a reduction in deferred income taxes of $174,000 in 2005 compared to an increase in deferred taxes of $2,394,000 in 2004.

Net cash used in investing activities decreased $13,511,000 to $55,433,000 in 2005 from $68,944,000 in 2004 primarily because purchases of marketable securities, net of proceeds from marketable securities, were $18,775,000 higher in 2004 than in 2005 which was partially offset by $3,420,000 of higher payments in 2005 for purchases of companies.

Net cash used in financing activities of $1,159,000 in 2005 compared to net cash provided by financing activities of $3,810,000 in 2004. The change was primarily caused by the payment of cash dividends of $3,400,000 in 2005, the first year in which we paid cash dividends.

Back to Contents

In 2005, the major variables in determining our net increase in cash and cash equivalents and marketable securities available for sale were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment and payments for the purchase of companies. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the repurchase of common stock, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition in the current year. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 24, 2005, we may borrow in the future depending on our needs.

Fiscal 2004 Compared to Fiscal 2003

Cash and cash equivalents and marketable securities available for sale increased $18,406,000, or 49%, to $56,100,000 from a year ago because net cash provided by operating activities of $47,144,000 and provided by financing activities of $3,810,000 exceeded the amounts of net cash used in investing activities.

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

Net cash used in investing activities increased $52,607,000 to $68,944,000 in 2004 from $16,337,000 in 2003 primarily because of the acquisition of Country Home Bakers and higher spending of $3,191,000 for purchases of dispensing and other equipment in our frozen beverage business and because purchases of marketable securities, net of proceeds from sales of marketable securities, were $36,500,000 in 2004 compared to none in 2003.

Net cash provided by financing activities of $3,810,000 in 2004 compared to a use of $6,327,000 in 2003. The change of $10,137,000 was because in 2003 we spent $8,565,000 to repurchase common stock and did not repurchase any common stock in 2004.

Back to Contents

In 2004, the major variables in determining our net increase in cash and cash equivalents and marketable securities available for sale were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment and payments for the purchase of companies. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the repurchase of common stock, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition in the current year. Purchases of property, plant and equipment is primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 25, 2004, we may borrow in the future depending on our needs.

Item 7a. Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 24, 2005, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 24, 2005, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 24, 2005 because it does not believe its foreign exchange exposure is significant.

Item 8. Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial

Back to Contents

reporting, as of September 24, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and board of directors;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 24, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 24, 2005, our internal control over financial reporting is effective.

Additionally, Grant Thornton LLP has issued an attestation report on our assessment of internal controls.

Item 9b. Other Information

There was no information required on Form 8-K during the quarter that was not reported.

Back to Contents

PART III

Item 10. Directors And Executive Officers Of The Registrant

Portions of the information concerning directors, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 7, 2006, is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 7, 2006, is incorporated herein by reference.

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company’s principal executive officer and senior financial officer. The Company has also adopted a Code of Business Conduct and Ethics which applies to all employees.

Item 11. Executive Compensation

Information concerning executive compensation appearing in the Company’s Proxy Statement under the caption “Management Remuneraton” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 7, 2006 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	64	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	50	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Radano	56	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	45	President of The ICEE Company Subsidiary
Michael Karaban	59	Senior Vice President, Marketing

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

Back to Contents

The following table details information regarding the Company’s existing equity compensation plans as of September 24, 2005.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	640,000	$26.45	564,000
Equity compensation plans not approved by security holders	—	—	—

Total	640,000	$26.45	564,000

Item 13. Certain Relationships And Related Transactions

None to report.

Item 14. Principal Accounting Fees And Services

Information concerning the Principal Accounting Fees and Services in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

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

4.4
Second Amendment to Loan Agreement dated as of December 4, 2001 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent. (Incorporated by reference from the Company’s Form 10-K dated December 8, 2004.)

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

10.11
Amendment No. 1 to Lease dated August 29, 1995 10.12 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).

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

J & J SNACK FOODS CORP.

December 6, 2005	By	/s/ Gerald B. Shreiber

Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 6, 2005	By	/s/ Dennis G. Moore

Dennis G. Moore
Senior Vice President,
Chief Financial Officer
and Director

December 6, 2005	By	/s/ Sidney R. Brown

Sidney R. Brown, Director

December 6, 2005	By	/s/ Peter G. Stanley

Peter G. Stanley, Director

December 6, 2005	By	/s/ Leonard M. Lodish

Leonard M. Lodish, Director

Back to Contents

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and
Board of Directors
J&J Snack Foods Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and Subsidiaries as of September 24, 2005 and September 25, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended September 24, 2005 (52 weeks, 52 weeks, and 52 weeks, respectively). We have also audited management’s assessment, included in the accompanying Form 10-K, that J&J Snack Foods Corp. and Subsidiaries maintained effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J & J Snack Foods Corp. and Subsidiaries’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J & J Snack Foods Corp. and Subsidiaries as of September 24, 2005 and September 25, 2004, and the consolidated results of its operations and its consolidated cash flows for each of the fiscal years in the three-year period ended September 24, 2005 (52 weeks, 52 weeks and 52 weeks) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that J & J Snack Foods Corp. and Subsidiaries maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of

Back to Contents

Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, J&J Snack Foods Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 9, 2005
(except for Note Q, to
which the date is
November 21, 2005)

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 24,	September 25,
	2005	2004

	(in thousands, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$15,795	$19,600
Marketable securities available for sale	54,225	36,500
Receivables
Trade, less allowances of $1,054 and $1,104, respectively	46,261	47,753
Other	660	233
Inventories	33,684	29,587
Prepaid expenses and other	1,215	1,354
Deferred Income Taxes	2,393	3,385

Total current assets	154,233	138,412

Property, Plant and Equipment, at cost	326,143	314,880
Less accumulated depreciation and amortization	237,098	225,406

	89,045	89,474
Other Assets
Goodwill	53,622	46,477
Other intangible assets, net	7,043	1,804
Other	1,981	1,257

	62,646	49,538

	$305,924	$277,424

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$37,029	$34,497
Accrued liabilities	14,731	13,149
Dividends payable	1,142	—

Total current liabilities	52,902	47,646

Deferred Income Taxes	17,987	19,153
Other long-term liabilities	273	529

Stockholders’ Equity
Preferred stock, $1 par value; authorized, 5,000,000 shares; none issued	—	—
Common stock, no par value; authorized, 25,000,000 shares; issued and outstanding, 9,136,000 and 9,006,000 respectively	36,091	33,069
Accumulated other comprehensive loss	(1,918)	(2,061)
Retained earnings	200,589	179,088

	234,762	210,096

	$305,924	$277,424

The accompanying notes are an integral part of these statements.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal year ended

	September 24,	September 25,	September 27,
	2005	2004	2003
	(52 weeks)	(52 weeks)	(52 weeks)

	(in thousands, except per share information)

Net Sales	$457,112	$416,588	$364,567
Cost of goods sold	302,065	276,379	239,722

Gross profit	155,047	140,209	124,845

Operating expenses
Marketing	57,197	54,585	51,492
Distribution	39,589	33,574	27,705
Administrative	17,582	16,829	15,185
Other general expense (income)	430	29	(384)

	114,798	105,017	93,998

Operating income	40,249	35,192	30,847

Other income (expenses)
Investment income	1,689	566	362
Interest expense and other	(136)	(113)	(113)

	1,553	453	249

Earnings before income taxes	41,802	35,645	31,096
Income taxes	15,759	12,935	11,194

NET EARNINGS	$26,043	$22,710	$19,902

Earnings per diluted share	$2.80	$2.48	$2.20

Weighted average number of diluted shares	9,300	9,143	9,051

Earnings per basic share	$2.86	$2.55	$2.26

Weighted average number of basic shares	9,097	8,909	8,800

The accompanying notes are an integral part of these statements.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Amount	Loss	Earnings	Total	Income

Balance at September 29, 2002	8,903	$34,025	$(1,792)	$136,476	$168,709
Issuance of common stock upon exercise of stock options	139	2,342	—	—	2,342
Issuance of common stock for employee stock purchase plan	12	341	—	—	341
Foreign currency translation adjustment	—	—	(165)	—	(165)	$(165)
Repurchase of common stock	(297)	(8,565)	—	—	(8,565)
Net earnings	—	—	—	19,902	19,902	19,902

Comprehensive income	—	—	—	—	—	$19,737

Balance at September 27, 2003	8,757	$28,143	$(1,957)	$156,378	$182,564
Issuance of common stock upon exercise of stock options	236	4,553	—	—	4,553
Issuance of common stock for employee stock purchase plan	13	373	—	—	373
Foreign currency translation adjustment	—	—	(104)	—	(104)	$(104)
Net earnings	—	—	—	22,710	22,710	22,710

Comprehensive income	—	—	—	—	—	$22,606

Balance at September 25, 2004	9,006	$33,069	$(2,061)	$179,088	$210,096
Issuance of common stock upon exercise of stock options	118	2,577	—	—	2,577
Issuance of common stock for employee stock purchase plan	12	445	—	—	445
Foreign currency translation adjustment	—	—	143	—	143	$143
Dividends declared	—	—	—	(4,542)	(4,542)
Net earnings	—	—	—	26,043	26,043	26,043

Comprehensive income	—	—	—	—	—	$26,186

Balance at September 24, 2005	9,136	$36,091	$(1,918)	$200,589	$234,762

The accompanying notes are an integral part of these statements.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended

	September 24,	September 25,	September 27,
	2005	2004	2003
	(52 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$26,043	$22,710	$19,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	23,215	23,170	24,234
Amortization of intangibles and deferred costs	1,047	898	729
Losses (gains) from disposals and write-downs of property & equipment	150	(33)	(389)
Deferred income taxes	(174)	2,394	2,568
Changes in assets and liabilities, net of effects from purchase of companies:
Decrease (increase) in accounts receivable	1,048	(6,887)	(285)
Increase in inventories	(3,465)	(2,423)	(829)
Decrease (increase) in prepaid expenses and other	139	83	(276)
Increase in accounts payable and accrued liabilities	4,641	7,232	711

Net cash provided by operating activities	52,644	47,144	46,365

Investing activities:
Purchases of property, plant and equipment	(21,632)	(21,644)	(19,127)
Payments for purchase of companies	(16,088)	(12,668)	—
Proceeds from investments held to maturity	—	275	400
Purchase of marketable securities	(31,725)	(45,500)	—
Proceeds from sales of marketable securities	14,000	9,000	—
Proceeds from disposal of property and equipment	819	1,628	2,534
Other	(807)	(35)	(144)

Net cash used in investing activities	(55,433)	(68,944)	(16,337)

Financing activities:
Proceeds from issuance of common stock	2,241	3,810	2,238
Payments to repurchase common stock	—	—	(8,565)
Payments of cash dividend	(3,400)	—	—

Net cash (used in) provided by financing activities	(1,159)	3,810	(6,327)

Effect of exchange rate on cash and cash equivalents	143	(104)	(165)

Net (decrease) increase in cash and cash equivalents	(3,805)	(18,094)	23,536
Cash and cash equivalents at beginning of year	19,600	37,694	14,158

Cash and cash equivalents at end of year	$15,795	$19,600	$37,694

     The accompanying notes are an integral part of these statements.

Back to Contents

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

We follow EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $39,589,000, $33,574,000 and $27,705,000 for the fiscal years ended 2005, 2004 and 2003, respectively.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) and Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (SAB 104) address certain criteria for revenue recognition. SAB 101 and SAB 104 outline the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in SAB’s 101 and 104.

We also sell service contracts covering frozen beverage machines sold. The terms of coverage range between 12 and 60 months. We record deferred income on service contracts which is amortized by the straight-line method over the term of the contracts.

During the years ended September 24, 2005, September 25, 2004 and September 27, 2003, we sold $5,506,000, $3,225,000 and $2,561,000, respectively, of service contracts related to our frozen beverage machines. At September 24, 2005 and September 25, 2004, deferred income on service contracts was $1,631,000 and $1,853,000, respectively, of which $273,000 and $529,000 is included in other long-term liabilities as of September 24, 2005 and September 25, 2004, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Service contract income of $5,728,000, $3,156,000 and $2,122,000 was recognized for the fiscal years ended 2005, 2004 and 2003, respectively.

3.	Foreign Currency

Assets and liabilities in foreign currencies are translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. The cumulative translation adjustment is recorded as a separate component of stockholders’ equity and changes to such are included in comprehensive income.

Back to Contents

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

In December 2004, the FASB issued Statement 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”.

Statement 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing (AC Section I78)”, that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that

•	abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period

•	allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

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

Back to Contents

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

We account for our investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This standard requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Our investment portfolio consists solely of investments classified as available for sale and are accounted for as such in accordance with SFAS No. 115.

9.	Depreciation and Amortization

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight- line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights arising from acquisitions are amortized by the straight-line method over periods ranging from 4 to 20 years.

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but it retains many of the fundamental provisions of that Statement. No such material asset impairment issues existed in 2005 or 2004.

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

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

The Company’s calculation of EPS is as follows:

	Fiscal Year Ended September 24, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$26,043	9,097	$2.86

Effect of Dilutive Securities
Options	—	203	(.06)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$26,043	9,300	$2.80

	Fiscal Year Ended September 25, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$22,710	8,909	$2.55

Effect of Dilutive Securities
Options	—	234	(.07)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$22,710	9,143	$2.48

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

Shares in the EPS calculations have not been adjusted for the 2-for-1 stock split described in Note Q, which will become effective on December 15, 2005.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

13.	Accounting for Stock-Based Compensation

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

Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will implement this new standard in the first quarter of our fiscal year 2006. If we had adopted the fair value provisions of FASB Statement No. 123, the effect on the net earnings of our fiscal years ended in September 2005, 2004 and 2003 would have been as follows:

	Fiscal year ended

	September 24	September 25,	September 27,
	2005	2004	2003
	(52 weeks)	(52 weeks)	(52 weeks)

Net income, as reported	$26,043	$22,710	$19,902

Less: stock-based compensation costs determined under fair value based method for all awards, net of tax	1,127	1,135	1,189

Net income, pro forma	$24,916	$21,575	$18,713

Earnings per share of common stock — basic:
As reported	$2.86	$2.55	$2.26
Pro forma	$2.74	$2.42	$2.13

Earnings per share of common stock — diluted:
As reported	$2.80	$2.48	$2.20
Pro forma	$2.68	$2.36	$2.07

The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2005, 2004 and 2003, respectively; expected volatility of 27.9% for fiscal year 2005, 30.7% for year 2004 and 43% for year 2003; weighted average risk-free interest rates of 3.82%, 3.27% and 3.07%; and expected lives ranging between 5 and 10 years for all years. Although we declared cash dividends in fiscal year 2005, including such in the calculation of the value of the options is not material.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

14.	Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $1,617,000, $1,772,000, and $2,119,000 for the fiscal years 2005, 2004 and 2003, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, chocolate, and macadamia nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 24 months. As of September 24, 2005, we have approximately $16,000,000 of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $574,000, $365,000 and $289,000 for the fiscal years 2005, 2004 and 2003, respectively.

17.	Reclassifications

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

NOTE B — ACQUISITIONS

In January 2004, we acquired the assets of Country Home Bakers, Inc. Country Home Bakers, Inc., with its manufacturing facility in Atlanta, Georgia, manufactures and distributes bakery products to the food service and supermarket industries. Its product line includes cookies, biscuits, and frozen doughs sold under the names READI-BAKE, COUNTRY HOME and private labels sold through supermarket in-store bakeries.

On March 17, 2005, we acquired all of the assets of Snackworks LLC, d/b/a Bavarian Brothers, a manufacturer of soft pretzels headquartered in Rancho Cucamonga, California for $14.7 million plus approximately $600,000 for inventory. Snackworks operates production facilities in California and Chambersburg, Pennsylvania and markets its products under the brand names SERIOUSLY TWISTED!, BAVARIAN BROTHERS and CINNAPRETZEL. Snackworks sells throughout the continental United States primarily to mass merchandisers and theatres. Annual sales are approximately $11 million. The breakout of the purchase price is as follows:

(in thousands)

Property, plant and equipment	$1,600
Inventory	604
Trade names	1,690
Customer relationships	4,290
Covenant not to compete	100
Goodwill	7,145

$15,429

We acquired the assets of other entities during 2005, the impact of which is immaterial.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B — ACQUISITIONS — (Continued)

These acquisitions were accounted for under the purchase method of accounting, and its operations are included in the consolidated financial statement from the acquisition date.

NOTE C — INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 24, 2005 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Available for Sale Securities
Equity Securities	$49,225	$—	$—	$49,225
Municipal Government Securities	5,000	—	—	5,000

	$54,225	$—	$—	$54,225

The amortized cost, unrealized gains and losses, and fair market values of the Company’s investment securities available for sale at September 25, 2004 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

(in thousands)
Available for Sale Securities
Equity Securities	$36,500	$—	$—	$36,500

Because of the short term nature of our investment securities held at September 24, 2005 and September 25, 2004, they do not fluctuate from par.

Proceeds from the sale of marketable securities were $14,000,000 and $9,000,000 in the periods ended September 24, 2005, and September 25, 2004, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

NOTE D — INVENTORIES

Inventories consist of the following:

	September 24,	September 25,
	2005	2004

	(in thousands)
Finished goods	$16,016	$13,691
Raw materials	4,935	4,556
Packaging materials	3,485	2,984
Equipment parts and other	9,248	8,356

	$33,684	$29,587

Inventory is presented net of an allowance for obsolescence of $1,922,000 and $1,131,000 as of fiscal year ends 2005 and 2004, respectively.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 24,	September 25,	Estimated
	2005	2004	Useful Lives

	(in thousands)
Land	$556	$556	—
Buildings	4,497	4,497	15-39.5 years
Plant machinery and equipment	105,815	100,442	5-10 years
Marketing equipment	188,601	182,136	5 years
Transportation equipment	1,271	1,037	5 years
Office equipment	8,966	8,411	3-5 years
Improvements	15,083	15,070	5-20 years
Construction in progress	1,354	2,731	—

	$326,143	$314,880

NOTE F — GOODWILL AND INTANGIBLE ASSETS

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarket, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 24, 2005		September 25, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

(in thousands)
Food Service

Amortized intangible assets Licenses and rights	$8,913	$1,906	$3,082	$1,333

Retail Supermarket

Amortized intangible assets Licenses and rights	$—	$—	$—	$—

The Restaurant Group

Amortized intangible assets Licenses and rights	$—	$—	$—	$—

Frozen Beverages

Amortized intangible assets Licenses and rights	$201	$165	$201	$146

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. In fiscal year 2004, intangible assets of $1,016,000 were acquired in the Country Home Bakers acquisition. In fiscal year 2005, intangible assets of $6,080,000 were acquired in the Snackworks acquisition. Aggregate amortization expense of intangible assets for the fiscal years 2005, 2004 and 2003 was $822,000, $443,000 and $308,000.

Estimated amortization expense for the next five fiscal years is approximately $1,200,000 in 2006 and 2007, $1,100,000 in 2008, and $900,000 in 2009 and 2010. The weighted average amortization period of the intangible assets is 10.5 years.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — GOODWILL AND INTANGIBLE ASSETS — (Continued)

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarkets	Group	Beverages	Total

	(in thousands)
Balance at September 24, 2005	$21,386	$—	$386	$31,850	$53,622

Balance at September 25, 2004	$14,241	$—	$386	$31,850	$46,477

Goodwill of $7,145,000 in the food service segment was acquired in the March 2005 acquisition of Snackworks, LLC.

NOTE G — ACCRUED LIABILITIES

Included in accrued liabilities is accrued compensation of $7,636,000 and $6,934,000 as of September 24, 2005 and September 25, 2004, respectively.

NOTE H — LONG-TERM DEBT

Our general-purpose bank credit line agreement provides for a $50,000,000 revolving credit facility repayable in December 2006, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 24, 2005 and September 25, 2004, there were no outstanding balances under this facility.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2005 and 2004 was $2,700,000 and $2,400,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2005 and September 25, 2004, we had outstanding letters of credit totaling approximately $7,700,000 and $6,900,000, respectively.

NOTE I — INCOME TAXES

Income tax expense is as follows:

	Fiscal year ended

	September 24,	September 25,	September 27,
	2005	2004	2003

	(in thousands)
Current
U.S. Federal	$13,932	$9,441	$7,790
Foreign	210	140	66
State	1,791	960	770

	15,933	10,541	8,626

Deferred
U.S. Federal	(153)	2,200	2,360
State	(21)	194	208

	(174)	2,394	2,568

	$15,759	$12,935	$11,194

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — INCOME TAXES — (Continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended

	September 24,	September 25,	September 27,
	2005	2004	2003

	(in thousands)
Income taxes at statutory rates	$14,631	$12,283	$10,649
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,170	725	636
Other, net	(42)	(73)	(91)

	$15,759	$12,935	$11,194

Deferred tax assets and liabilities consist of the following:

	September 24,	September 25,
	2005	2004

	(in thousands)
Deferred tax assets
Vacation accrual	$831	$651
Insurance accrual	2,624	1,254
Deferred income	225	349
Allowances	1,181	801
Other, net	666	574

	5,527	3,629

Deferred tax liabilities
Depreciation of property and equipment	21,071	19,340
Other, net	50	57

	21,121	19,397

	$15,594	$15,768

NOTE J — COMMITMENTS

1.	Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 24, 2005:

	Plants and
	Offices	Equipment	Total

	(in thousands)
2006	$4,880	$4,646	$9,526
2007	4,269	3,975	8,244
2008	3,670	2,895	6,565
2009	3,301	1,575	4,876
2010 and thereafter	11,520	237	11,757

	$27,640	$13,328	$40,968

Total rent expense was $11,516,000, $11,220,000 and $9,991,000 for fiscal years 2005, 2004 and 2003, respectively.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J — COMMITMENTS — (Continued)

2.	Other Commitments

We are a party to litigation which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claim-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2005 and 2004 was $2,700,000 and $2,400,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2005 and September 25, 2004, we had outstanding letters of credit totaling approximately $7,700,000 and $6,900,000, respectively.

NOTE K — CAPITAL STOCK

In fiscal year 2003, we purchased and retired 297,000 shares of our common stock at a cost of $8,565,000.

NOTE L — STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 400,000 shares reserved under the Plan; options for 197,000 shares remain unissued as of September 24, 2005. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six month period or the end of the six month period. In fiscal years 2005, 2004 and 2003 employees purchased 11,998, 12,718 and 12,092 shares at average purchase prices of $37.06, $29.32 and $28.32, respectively.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — STOCK OPTIONS — (Continued)

A summary of the status of our stock option plans as of fiscal years 2005, 2004 and 2003 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options

		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 29, 2002	697,191	$20.40	356,000	$17.55
Granted	80,000	33.83	—	—
Exercised	(118,456)	16.86	(37,000)	13.63
Cancelled	(53,106)	24.05	—	—

Balance, September 27, 2003	605,629	22.55	319,000	18.00
Granted	103,700	40.08	10,000	40.85
Exercised	(218,527)	18.37	(37,000)	11.00
Cancelled	(20,249)	24.47	—	—

Balance, September 25, 2004	470,553	28.12	292,000	19.67
Granted	6,323	47.30	12,177	42.69
Exercised	(88,526)	18.85	(44,000)	11.78
Cancelled	(13,606)	30.28	—	—

Balance, September 24, 2005	374,744	$30.55	260,177	$22.08
Exercisable Options, September 24, 2005	139,182		238,000

The weighted-average fair value of incentive options granted during fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003 was $15.89, $14.15 and $15.39, respectively. The weighted-average fair value of nonqualified stock options granted during the fiscal years ended September 24, 2005 and September 25, 2004 were $17.59 and $19.48, respectively.

The following table summarizes information about incentive stock options outstanding at September 24, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September	Contractual	Exercise	September	Exercise
Exercise Prices	24, 2005	Life	Price	24, 2005	Price

$12.75 – $15.88	52,000	5.0 years	$12.93	52,000	$12.93
$21.20 – $30.40	89,182	5.8 years	$21.41	87,182	$21.41
$33.25 – $49.88	231,739	3.1 years	$37.84	—	$—
$54.84 – $54.84	1,823	4.9 years	$54.84	—	$—

	374,744			139,182

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L — STOCK OPTIONS — (Continued)

The following table summarizes information about nonqualified stock options outstanding at September 24, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September	Contractual	Exercise	September	Exercise
Exercise Prices	24, 2005	Life	Price	24, 2005	Price

$12.25 – $15.94	102,000	2.3 years	$13.52	102,000	$13.52
$19.25 – $21.75	102,000	3.9 years	$20.53	102,000	$20.53
$39.53 – $54.84	56,177	6.4 years	$40.45	34,000	$39.53

	260,177			238,000

NOTE M — 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,243,000, $1,141,000 and $1,071,000 were made in fiscal years 2005, 2004 and 2003, respectively.

NOTE N — CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended

	September 24,	September 25,	September 27,
	2005	2004	2003

	(in thousands)
Cash paid for:
Interest	$26	$—	$24
Income taxes	14,734	11,350	7,321

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

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — SEGMENT REPORTING — (Continued)

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, BARQ’S FLOATZ and ICEE Squeeze Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

The Restaurant Group

We sell direct to the consumer through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

Frozen Beverages

We sell frozen beverages to the food service industry, including our restaurant group, primarily under the names ICEE and ARCTIC BLAST in the United States, Mexico and Canada.

Back to Contents

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

	Fiscal year ended

	September 24,	September 25,	September 27,
	2005	2004	2003

	(in thousands)
Sales to external customers:
Food Service	$280,123	$250,523	$200,528
Retail Supermarket	42,347	38,843	39,702
The Restaurant Group	5,409	7,623	9,755
Frozen Beverages	129,233	119,599	114,582

	$457,112	$416,588	$364,567

Depreciation and Amortization:
Food Service	$13,715	$13,504	$13,098
Retail Supermarket	—	—	—
The Restaurant Group	209	422	558
Frozen Beverages	10,338	10,142	11,307

	$24,262	$24,068	$24,963

Operating Income (Loss):
Food Service	$26,401	$21,266	$17,804
Retail Supermarket	2,918	2,701	2,144
The Restaurant Group	(314)	(988)	(975)
Frozen Beverages	11,244	12,213	11,874

	$40,249	$35,192	$30,847

Capital Expenditures:
Food Service	$9,832	$9,294	$9,929
Retail Supermarket	—	—	—
The Restaurant Group	45	22	61
Frozen Beverages	11,755	12,328	9,137

	$21,632	$21,644	$19,127

Assets:
Food Service	$209,734	$183,740	$153,795
Retail Supermarket	—	—	—
The Restaurant Group	1,010	1,461	2,192
Frozen Beverages	95,180	92,223	83,491

	$305,924	$277,424	$239,478

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 24, 2005

				Net Earnings Per Diluted Share(1)

		Gross Profit	Net Earnings
	Net Sales

	(in thousands, except per share information)
1st Quarter	$98,521	$29,996	$2,482	$.27
2nd Quarter	99,350	32,196	3,790.41
3rd Quarter	129,452	46,275	9,879	1.06
4th Quarter	129,789	46,580	9,892	1.06

Total	$457,112	$155,047	$26,043	$2.80

	Fiscal Year Ended September 25, 2004

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)

	(in thousands, except per share information)
1st Quarter	$79,945	$24,638	$1,825	$.20
2nd Quarter	95,214	30,746	3,342.36
3rd Quarter	118,952	42,250	8,705.95
4th Quarter	122,477	42,575	8,838.96

Total	$416,588	$140,209	$22,710	$2.47

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

NOTE Q — SUBSEQUENT EVENT

On November 21, 2005, the Company’s Board of Directors approved a 2-for-1 stock split of the Company’s common stock payable on January 5, 2006 to shareholders of record on December 15, 2005.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
J & J Snack Foods Corp. and Subsidiaries

In connection with our audit of the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 9, 2005 (except for Note Q, to which the date is November 21, 2005) which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form, we have also audited Schedule II for each of the three fiscal years in the period ended September 24, 2005 (52 weeks, 52 weeks and 52 weeks, respectively). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 9, 2005

S-1

Back to Contents

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
		Opening	Charged to			Closing
Year	Description	Balance	expense	Deductions		Balance

2005	Allowance for doubtful accounts	$1,104,000	$112,000	$162,000	(1)	$1,054,000
2004	Allowance for doubtful accounts	991,000	245,000	132,000	(1)	1,104,000
2003	Allowance for doubtful accounts	1,839,000	556,000	1,404,000	(1)	991,000
2005	Inventory Reserve	1,131,000	791,000	—		1,922,000
2004	Inventory Reserve	617,000	514,000	—		1,131,000
2003	Inventory Reserve	935,000	—	318,000		617,000

(1) Write-off of uncollectible accounts receivable.

S-2

Corporate Information

OFFICERS

Robert M. Radano
Senior Vice President and Chief Operating Officer

Michael Karaban
Senior Vice President, Marketing

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Vice President,
Emerging Growth Equities, Ltd.

Leonard M. Lodish, Ph.D. (1)(2)(3)
Samuel R. Harrell Professor,
Marketing Department and Vice Dean,
Wharton West of the Wharton School,
University of Pennsylvania

OFFICERS OF SUBSIDIARY COMPANIES

J&J SNACK FOODS SALES CORP.

Cliff Best
Vice President, Distributor Sales

John Duckett
Vice President, Service & Assembly

Mark Frohlich
Vice President, New Business Development

Anthony P. Harrison II
Vice President, Quality Control and Research & Development

Paul Klingensmith
Vice President, Sales - Frozen Desserts

Gerard Law
Vice President, Western Operations

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Robert J. Pape
Vice President, Sales-Retail

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales-Food Service

Thomas Weber
Vice President, Operations

MIA PRODUCTS

T.J. Couzens
Vice President/General Manager

The ICEE COMPANY

Dan Fachner
President

Kent Galloway
Vice President and Chief Financial Officer

Rick Naylor
Vice President/General Manager
Central Zone

Rod Sexton
Vice President of Service Operations

Mark Winterhalter
Vice President/General Manager
Eastern Zone

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzales
Vice President

PRETZELS, INC.

Gary Powell
President

COUNTRY HOME BAKERS, INC.

John McGuckin
Vice President Sales & Marketing

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2005	**HIGH**	**LOW**
1st Quarter	$49.35	$40.25
2nd Quarter	50.40	43.10
3rd Quarter	55.03	44.86
4th Quarter	60.00	50.96
FISCAL 2004	**HIGH**	**LOW**
1st Quarter	$39.50	$33.09
2nd Quarter	48.76	35.90
3rd Quarter	45.47	36.10
4th Quarter	44.98	36.30

STOCK LISTING
The common stock of J&J Snack Foods Corp. is traded on the NASDAQ National Market System with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS
Grant Thornton LLP
Philadelphia, PA

COUNSEL
Blank Rome, LLP
Cherry Hill, NJ

ANNUAL MEETING
The Annual Meeting of Shareholders is scheduled for Tuesday, February 7, 2006 at 10:00 a.m. at the Hilton in Cherry Hill, 2349 W. Marlton Pike, Cherry Hill, N.J.

FORM 10-K
Copies of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K may be obtained without charge by writing to:

J&J Snack Foods Corp.
6000 Central Highway
Pennsauken, NJ 08109
Attention: Dennis G. Moore

or by accessing our website **www.jjsnack.com** on which our SEC filings are made available or by going to the SEC's Public Reference Room to Read and copy filings or by accessing the SEC's website, **www.sec.gov.**

SUPERPRETZEL® · ICEE® · Minute Maid® Orange·Cherry·Grape JUICE BARS

The Funnel Cake Factory · LUIGI'S · Barq's Root Beer

Pretzelfils stuffed soft pretzel sticks · Pretzel Fillers Stuffed soft pretzels · Mrs. GoodCookie®

Arctic Blast · Gourmet Twists® topped soft pretzels · READI-BAKE®

Tio Pepe's Churros Pastry Stix · CINNABON® CinnaPretzel · BAKERS BEST

TEXAS TWIST · Country Home Bakers, Inc.® · UPTOWN BAKERIES®

J&J SNACK FOODS CORP.

6000 Central Highway, Pennsauken, NJ 08109 • www.jjsnack.com

"Minute Maid" is a registered trademark of The Coca Cola Company. "Barq's" is a registered trademark of Barq's Inc. "Cinnabon®" design and logo" and "CinnaPretzel™" are registered trademarks of Cinnabon, Inc. and are used under license by J&J Snack Foods Corp.