Form 10-Q
period 2005-12-24
J&J SNACK FOODS CORP
filed 2006-01-23
CIK 785956

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q

                               (Mark One)

      X Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the period ended December 24, 2005

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


          Indicate by check mark whether the registrant is a
      shell company (as defined in Rule 12b-2 of the Exchange
      Act).
                    Yes                      X    No

           As of January 14, 2006, there were 18,314,716 shares of the Registrant's Common Stock outstanding.
                                  INDEX




                                                            Page
                                                           Number
      Part I.   Financial Information

        Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - December 24, 2005
           (unaudited) and September 24, 2005                 3

          Consolidated Statements of Operations(unaudited)-
           Three Months Ended December 24, 2005 and
           December 25, 2004                                  5

          Consolidated Statements of Cash Flows(unaudited)-
           Three Months Ended December 24, 2005 and December
           25, 2004                                           6

           Notes to the Consolidated Financial Statements     7

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                 18

        Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                          21

        Item 4. Controls and Procedures                      21

      Part II.  Other Information

        Item 6. Exhibits and Reports on Form 8-K            23
                  PART I. FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements

                J & J SNACK FOODS CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)
      ASSETS
                                   December 24,   September 24,
                                       2005           2005
                                    (Unaudited)
      Current assets
       Cash and cash equivalents     $ 15,552       $ 15,795
       Marketable securities           61,650         54,225
       Accounts receivable, net        44,142         46,921
       Inventories                     36,500         33,684
       Prepaid expenses and other       1,512          1,215
       Deferred Income Taxes            2,404          2,393

                                      161,760        154,233

      Property, plant and equipment,
       at cost
        Land                              556            556
        Buildings                       4,497          4,497
        Plant machinery and
         equipment                    106,852        105,815
        Marketing equipment           188,665        188,601
        Transportation equipment        1,281          1,271
        Office equipment                9,053          8,966
        Improvements                   15,282         15,083
        Construction in progress        1,712          1,354
                                      327,898        326,143
         Less accumulated deprecia-
          tion and amortization       239,945        237,098

                                       87,953         89,045

      Other assets
        Goodwill                       53,622         53,622
        Other intangible assets, net    6,760          7,043
        Other                           2,178          1,981
                                       62,560         62,646
                                     $312,273       $305,924

      See accompanying notes to the consolidated financial statements.


                J & J SNACK FOODS CORP. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS - Continued
                             (in thousands)



        LIABILITIES AND             December 24,   September 24,
      STOCKHOLDERS' EQUITY             2005            2005
                                   (unaudited)

      Current liabilities
        Accounts payable            $ 42,544       $ 37,029
        Accrued liabilities           13,085         14,731
        Dividends payable              1,372          1,142

                                      57,001         52,902


      Deferred income taxes           17,987         17,987
      Other long-term liabilities        234            273
                                      18,221         18,260

      Stockholders' equity
      Capital stock
        Preferred, $1 par value;
          authorized, 10,000
          shares; none issued              -              -
        Common, no par value;
          authorized 50,000
          shares; issued and
          outstanding, 18,297 and
          18,271 shares, respectively  36,689        36,091
      Accumulated other comprehen-
        sive loss                     (1,865)        (1,918)
      Retained earnings              202,227        200,589

                                     237,051        234,762
                                    $312,273       $305,924


      All share amounts reflect the 2-for-1 stock split effective
      January 5, 2006.

      See accompanying notes to the consolidated financial statements.



                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                (in thousands, except per share amounts)

                                       Three Months Ended
                                    December 24,   December 25,
                                       2005          2004

      Net Sales                       $108,571       $98,521

      Cost of goods sold (1)            75,454        68,525

        Gross profit                    33,117        29,996

      Operating expenses
        Marketing (2)                   13,697        12,848
        Distribution (3)                10,356         8,923
        Administrative (4)               4,795         4,319
        Other general expense               72           252
                                        28,920        26,342

      Operating income                   4,197         3,654

      Other income (expenses)
        Investment income                  703           322
        Interest expense and other         (29)          (24)

        Earnings before
         income taxes                    4,871         3,952

      Income taxes                       1,861         1,470

        NET EARNINGS                  $  3,010       $ 2,482

      Earnings per diluted
        share                           $  .16         $ .13

      Weighted average number
        of diluted shares               18,697        18,470

      Earnings per basic share          $  .16         $ .14

      Weighted average number
        of basic shares                 18,328        18,064

      (1) Includes share-based compensation expense of $59 for the three months ended December 24, 2005.
      (2) Includes share-based compensation expense of $115 for the three months ended December 24, 2005.
      (3) Includes share-based compensation expense of $5 for the three months ended December 24, 2005.
      (4) Includes share-based compensation expense of $81 for the three months ended December 24, 2005.
      All share amounts reflect the 2-for-1 stock split effective
      January 5, 2006.

      See accompanying notes to the consolidated financial statements.







































                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited) (in thousands)

                                          Three Months Ended
                                       December 24, December 25,
                                           2005        2004
      Operating activities:
        Net earnings                      $ 3,010     $ 2,482
      Adjustments to reconcile net
       earnings to net cash provided
       by operating activities:
        Depreciation and amortization
         of fixed assets                    5,651       5,681
        Amortization of intangibles
         and deferred costs                   400         173
        Share-based compensation              260           -
        Deferred income taxes                 (11)          -
        Other                                   4         108
        Changes in assets and liabilities,
         net of effects from purchase of
         companies
          Decrease in accounts receivable   2,779      10,376
          Increase in inventories          (2,980)     (2,407)
          Increase in prepaid expenses       (296)       (252)
          Increase (decrease)in accounts
           payable and accrued liabilities  3,830      (6,953)
        Net cash provided by operating
         activities                        12,647       9,208
      Investing activities:
       Purchase of property, plant
        and equipment                      (4,709)     (4,308)
       Purchase of marketable securities  (13,325)    (13,000)
       Proceeds from sale of marketable
        securities                          5,900       5,000
       Proceeds from disposal of
        property and equipment                145         238
       Other                                 (150)        113
       Net cash used in investing
        activities                        (12,139)    (11,957)
      Financing activities:
       Proceeds from issuance of stock        338         265
       Payments of cash dividend           (1,142)          -
        Net cash (used in) provided by
         financing activities                (804)        265
        Effect of exchange rate on cash
         and cash equivalents                  53          67
        Net decrease in cash
         and cash equivalents                (243)     (2,417)
      Cash and cash equivalents at
       beginning of period                  15,795     19,600
      Cash and cash equivalents at
       end of period                       $15,552    $17,183

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

              The results of operations for the three months ended December 24, 2005 and December 25, 2004 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

              While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended September 24, 2005.

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

       Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

                            Three Months Ended December 24, 2005
                              Income       Shares    Per Share
                            (Numerator) (Denominator)   Amount
                         (in thousands, except per share amounts)
      Basic EPS
      Net Earnings available
       to common stockholders   $3,010     18,328      $.16

      Effect of Dilutive Securities
      Options                        -        369         -

      Diluted EPS
      Net Earnings available to
       common stockholders plus
        assumed conversions     $3,010     18,697      $.16

      146,471 anti-dilutive shares have been excluded from the computation of diluted EPS because the options' exercise price is greater than the average market price of the common stock.
                            Three Months Ended December 25, 2004
                              Income       Shares    Per Share
                            (Numerator) (Denominator)   Amount
                         (in thousands, except per share amounts)
      Basic EPS
      Net Earnings available
       to common stockholders   $2,482     18,064      $.14

      Effect of Dilutive Securities
      Options                        -        406      (.01)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions      $2,482     18,470      $.13



       Note 5 Effective with this fiscal year, the Company follows FASB Statement No. 123(R), "Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

              Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The impact of Statement 123(R), if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in September 2005, 2004 and 2003 were disclosed in Note A13 Accounting for Stock-Based Compensation of our Financial Statements included in our Form 10-k for the fiscal year ended September 24, 2005.

              Since the Company adopted Statement 123(R) using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based compensation cost using the Black-Scholes option pricing model.

              At December 24, 2005, the Company has two stock-based employee compensation plans. Share-based compensation of $171,000, net of a tax benefit of $89,000, or $.01 per share, was recognized for the three months ended December 24, 2005. The Company anticipates that share-based compensation will not exceed $1,200,000, net of tax benefits, or approximately $.065 per share for the year ending September 30, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in last year's quarter if Statement 123(R) had been followed is (all share amounts reflect the 2-for-1 stock split effective January 5,
              2006):




























                                          Three Months Ended
                                       December 24, December 25,
                                          2005         2004
                                          (in thousands, except
                                             per share amounts)

      Net income,
       as reported                      $3,010       $2,482

      Less: share-based
       compensation
       costs determined
       under fair value
       based method for
       all awards                            -          209

      Adjusted net income               $3,010       $2,273

      Earnings per share
       of common stock -
       basic:
        As reported                      $ .16        $ .14
        Share-based compensation costs       -         (.01)
        Adjusted net earnings            $ .16        $ .13

      Earnings per share
       of common stock -
       diluted:
        As reported                      $ .16        $ .13
        Share-based compensation costs       -         (.01)
        Adjusted net earnings            $ .16        $ .12

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2006: expected volatility of 34%; risk-free interest rate of 4.37% and expected lives ranging between 5 and 10 years.

              Expected volatility is based on the historical volatility of the price of our common shares over the past 53 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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


              The guidance in Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and should be applied prospectively. Since we essentially follow the guidelines of Statement 151, the adoption did not have a material impact on our financial statements.

       Note 7 Inventories consist of the following:

                                        December 24, September 24,
                                           2005        2005
                                        (unaudited)
                                             (in thousands)
             Finished goods                $19,954      $16,016
             Raw materials                   5,785        4,935
             Packaging materials             1,956        3,485
             Equipment parts & other         8,805        9,248
                                           $36,500      $33,684

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

              Food Service

              The primary products sold by the food service group are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food



                                   13
              service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

              Retail Supermarkets

              The primary products sold to the retail supermarket industry are soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, BARQ'S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEP'S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

                                 Three Months Ended
                             December 24, December 25,
                                 2005         2004
                                  (in thousands)

      Sales to external customers:
        Food Service          $ 74,616       $ 61,472
        Retail Supermarket       7,236          6,985
        The Restaurant Group     1,238          1,817
        Frozen Beverages        25,481         28,247
                              $108,571       $ 98,521

      Depreciation and Amortization:
        Food Service          $  3,511       $  3,267
        Retail Supermarket          -               -
        The Restaurant Group        33             65
        Frozen Beverages         2,507          2,522
                              $  6,051       $  5,854

      Operating Income (Loss):
        Food Service (1)      $  5,628       $  4,296
        Retail Supermarket (2)     257            260
        The Restaurant Group         1           (220)
        Frozen Beverages (3)    (1,689)          (682)
                              $  4,197       $  3,654

      Capital Expenditures:
        Food Service          $  2,670       $  1,867
        Retail Supermarket           -              -
        The Restaurant Group         -             23
        Frozen Beverages         2,039          2,418
                              $  4,709       $  4,308

      Assets:
        Food Service          $217,979       $182,803
        Retail Supermarket           -              -
        Restaurant Group         1,052          1,461
        Frozen Beverages        93,242         89,020
                              $312,273       $273,284

      (1) Includes share-based compensation expense of $184 for the three months ended December 24, 2005.
      (2) Includes share-based compensation expense of $13 for the three months ended December 24, 2005.
      (3) Includes share-based compensation expense of $63 for the three months ended December 24, 2005.

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

              The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The
              Restaurant Group and Frozen Beverage segments as of December 24, 2005 are as follows:

                                Gross                 Net
                                Carrying  Accumulated  Carrying
                                 Amount  Amortization Amount
                                         (in thousands)

      FOOD SERVICE

      Amortized intangible assets
        Licenses and rights      $8,913     $2,185      $6,728

      RETAIL SUPERMARKETS

      Amortized intangible assets
        Licenses and rights      $    -     $    -      $    -

      THE RESTAURANT GROUP

      Amortized intangible assets
        Licenses and rights      $    -     $    -      $    -

      FROZEN BEVERAGES

      Amortized intangible assets
        Licenses and rights      $  201     $  169      $   32

           Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 24, 2005. Aggregate amortization expense of intangible assets for the 3 months ended December 24, 2005 and December 25, 2004 was $283,000 and $123,000,
      respectively.

           Estimated amortization expense for the next five fiscal years is approximately $1,200,000 in 2006 and 2007, $1,100,000 in 2008 and $900,000 in 2009 and 2010. The
      weighted average amortization period of the intangible assets is 10.50 years.

      Goodwill

           The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                     Food     Retail    Restaurant Frozen
                     Service Supermarket   Group   Beverages Total
                                    (in thousands)
      Balance at
       December 24,
         2005        $21,386   $ -       $386      $31,850  $53,622

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

           The Company's Board of Directors declared a 2-for-1 stock split per common share to be distributed January 5, 2006 to shareholders of record on December 15, 2005 and a cash dividend of $.075 per common share payable January 5, 2006, after the stock split, to shareholders of record on December 15, 2005. The cash dividend totalled $1,372,000. The Company anticipates that its Board of Directors will continue to declare quarterly cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors.

           In the quarters ended December 24, 2005 and December 25, 2004 fluctuations in the valuation of the Mexican peso caused an increase of $53,000 and an increase of $67,000 in stockholders' equity, respectively, because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary.

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

           This acquisition was accounted for under the purchase method of accounting, and its operations are included in the consolidated financial statements from its acquisition date.

           Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 24, 2005.

      Results of Operations

           Net sales increased $10,050,000 or 10% to $108,571,000
      for the three months ended December 24, 2005 compared to the three months ended December 25, 2004. Approximately $3,109,000 of the sales increase resulted from the acquisition of Snackworks LLC in March 2005. Excluding these sales, sales increased approximately 7%.

      FOOD SERVICE

           Sales to food service customers increased $13,144,000 or 21% in the first quarter to $74,616,000. Excluding Snackworks LLC, sales increased $10,035,000 or 16%. Soft pretzel sales increased $4,492,000 or 23% from last year to $23,708,000 in this year's quarter and without sales from the Snackworks LLC acquisition, sales increased 7% with the increase spread among our customer base. Italian ice and frozen juice treat and dessert sales increased 10% to $6,731,000 in the three months primarily due to increased sales to school food service. Churro sales to food service customers increased 45% to $4,880,000 in the quarter primarily due to increased sales to three customers. Sales of bakery products increased 20% to $38,021,000 from $31,617,000 last year due primarily to increased sales to private label customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

      RETAIL SUPERMARKETS

           Sales of products to retail supermarkets increased $251,000 to $7,236,000 or 4% in the first quarter. Soft pretzel sales for the first quarter were up 4% to $5,158,000. Sales of frozen juices and ices decreased 9% to $2,298,000 in the quarter due to continuing declines in sales of MINUTE MAID, ICEE and BARQ'S FLOATZ products due to a general decline and lost distribution.

      THE RESTAURANT GROUP

           Sales of our Restaurant Group decreased 32% to $1,238,000 in the first quarter. The sales decrease was caused primarily by the closing of unprofitable stores in fiscal year 2005. Sales of stores open for both year's quarter were down about 4%. Operating income was impacted during the quarter by approximately $60,000 of store closing and related costs compared to approximately $285,000 in last year's quarter.

      FROZEN BEVERAGES

           Frozen beverage and related product sales decreased $2,766,000 or 10% to $25,481,000 in the first quarter.
      Beverage sales alone decreased 3% to $17,132,000 for the quarter primarily due to a change in pricing programs for a major customer. Service revenue decreased less than 1% to $5,302,000 in this year's first quarter because sales to one customer were down approximately $649,000 from a year ago. Sales of beverage machines were $2,299,000 lower this year as last year's quarter had an unusually high level of machine sales. Overall profitability in the quarter was impacted by higher general costs compared to last year compounded by the sales volume decreases.

      CONSOLIDATED

           Gross profit as a percentage of sales was essentially unchanged from last year at 30.50% as efficiencies from higher volume and pricing offset higher commodity costs of approximately $600,000, higher utilities costs in our manufacturing plants of approximately $500,000 and higher insurance liability costs of about $250,000, along with general cost increases.

           Total operating expenses increased $2,578,000 in the first quarter and as a percentage of sales were 27% in both years' quarters. Marketing expenses were 13% of sales in both years' quarters. Distribution expenses increased less than 1/2 of one percent to 10% this year from 9% last year. The increase was due primarily to higher fuel and trucking costs. Administrative expenses as a percent of sales were essentially unchanged at 4% of sales for both years. Other general expense of $72,000 in this year's quarter decreased


                                   20
      from $252,000 last year because of lower asset writedowns and costs relating to the early closing of Restaurant Group stores.

           Operating income increased 15% to $4,197,000 this year from $3,654,000 a year ago. Excluding the impact of share-based compensation expense recognized this year and not last year, operating income increased 22% in the quarter.

           The effective income tax rate has been estimated at 38% this year; an increase from 37% in 2005's first quarter. The increase is due to a higher level of state taxes.

           Net earnings increased 21% to $3,010,000 in this year's first quarter compared to net earnings of $2,482,000 in the year ago period. Excluding the impact of share-based compensation expense recognized this year and not last year, net earnings increased 28%.

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk

              There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2005 annual report on Form 10-K filed with the SEC.

      Item 4. Controls and Procedures

              The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information


                                   21


              required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

              There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.





































                                   22


                        PART II.  OTHER INFORMATION



      Item 6. Exhibits and Reports on Form 8-K

            a) Exhibits

                31.1  & Certification Pursuant to Section 302 of
                31.2    the Sarbanes-Oxley Act of 2002

                99.5    Certification Pursuant to the 18 U.S.C.
                        Section 1350, as Adopted Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of
                        2002

            b) Reports on Form 8-K - Reports on Form 8-K were filed on November 3, 2005 and November 22, 2005.




























                                   23





                               SIGNATURES



           Pursuant to the requirements of the Securities
      Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J & J SNACK FOODS CORP.



      Dated:  January 23, 2006    /s/ Gerald B. Shreiber
                                  Gerald B. Shreiber
                                  President



      Dated:  January 23, 2006    /s/ Dennis G. Moore
                                  Dennis G. Moore
                                  Senior Vice President and
                                  Chief Financial Officer




















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

      Date: January 23, 2006



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

      Date: January 23, 2006

                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                  Chief Executive Officer
      Exhibit 99.5

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), each of the undersigned officers of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended December 24, 2005 (the "Report") that:

           (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                Exchange Act of 1934; and

           (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      Dated: January 23, 2006

                                    /s/ Dennis G. Moore
                                    Dennis G. Moore
                                    Chief Financial Officer


      Dated: January 23, 2006
                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                    Chief Executive Officer


        The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.