Form 10-Q
period 2006-03-25
J&J SNACK FOODS CORP
filed 2006-04-21
CIK 785956

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

      X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended March 25, 2006

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

                    Yes                      X    No

           As of April 18, 2006, there were 18,366,134 shares of the Registrant's Common Stock outstanding.

                                   INDEX




                                                            Page
                                                           Number

      Part I.    Financial Information

        Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets - March 25, 2006
           (unaudited) and September 24, 2005
                                                                  3

          Consolidated Statements of Operations (unaudited)
           - Three Months and Six Months Ended March 25,
           2006 and March 26, 2005                                5

          Consolidated Statements of Cash Flows (unaudited)
           - Six Months Ended March 25, 2006 and March 26,
           2005                                                   6

           Notes to the Consolidated Financial Statements         7

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                     19

        Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                              23

        Item 4.  Controls and Procedures                         23

      Part II.   Other Information

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                                24

        Item 6.  Exhibits and Reports on Form 8-K                24


                       PART I. FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)

      ASSETS
                                       March 25,        September 24,
                                         2006               2005
                                    (Unaudited)
      Current assets
       Cash and cash equivalents         $  9,648        $ 15,795
       Marketable securities               60,750          54,225
       Accounts receivable, net            47,456          46,921
       Inventories                         38,024          33,684
       Prepaid expenses and other           1,660           1,215
       Deferred income taxes                2,424           2,393

                                          159,962         154,233
      Property, plant and equipment,
       at cost
        Land                                  556             556
        Buildings                           4,497           4,497
        Plant machinery and
         equipment                        107,100         105,815
        Marketing equipment               192,048         188,601
        Transportation equipment            1,348           1,271
        Office equipment                    8,451           8,966
        Improvements                       15,124          15,083
        Construction in progress            2,819           1,354

                                          331,943         326,143
         Less accumulated deprecia-
          tion and amortization           243,303         237,098

                                           88,640          89,045

      Other assets
        Goodwill                           54,122          53,622
        Other intangible assets, net        8,314           7,043
        Other                               2,161           1,981
                                           64,597          62,646
                                         $313,199        $305,924

      See accompanying notes to the consolidated financial statements.


                                    3
                    J & J SNACK FOODS CORP. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - Continued
                               (in thousands)



        LIABILITIES AND                 March 25,     September 24,
      STOCKHOLDERS' EQUITY                2006            2005
                                      (Unaudited)

           Current liabilities
        Accounts payable               $ 40,001        $ 37,029
        Accrued liabilities              12,325          14,731
        Dividends payable                 1,375           1,142

                                         53,701          52,902


      Deferred income taxes               17,987         17,987
      Other long-term liabilities            743            273
                                          18,730         18,260

      Stockholders' equity
      Capital stock
        Preferred, $1 par value;
          authorized, 10,000
          shares; none issued                 -               -
        Common, no par value;
          authorized 50,000 shares;
          issued and outstanding,
          18,351 and 18,271 shares,
          respectively                    37,705         36,091
      Accumulated other comprehen-
        sive loss                        (1,924)        (1,918)
      Retained earnings                  204,987        200,589

                                         240,768        234,762
                                        $313,199       $305,924

      All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

      See accompanying notes to the consolidated financial statements.





                                    4
                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                    (in thousands, except per share amounts)

                          Three months ended     Six months ended

                            March 25,  March 26,  March 25,  March 26,
                              2006       2005       2006       2005

      Net Sales             $112,044   $99,350    $220,615   $197,871

      Cost of goods sold(1)   76,818    67,154     152,272    135,679
        Gross profit          35,226    32,196      68,343     62,192

      Operating expenses

        Marketing(2)          14,315    12,804      28,012     25,652

        Distribution(3)       10,139     9,299      20,495     18,222

        Administrative(4)      4,821     4,476       9,616      8,795
        Other general
         (income) expense       (43)      (76)         29        176
                              29,232    26,503      58,152     52,845

      Operating income         5,994     5,693      10,191      9,347

      Other income (expenses)
        Investment income        755        392       1,458       714
        Interest expense         (30)      (34)        (59)      (58)


        Earnings before
         income taxes           6,719     6,051      11,590     10,003

      Income taxes              2,582     2,261       4,443      3,731

        NET EARNING  S       $  4,137   $ 3,790    $  7,147   $  6,272

      Earnings per
        diluted share            $.22      $.20        $.38       $.34

      Weighted average number
        of diluted shares      18,811    18,581      18,754     18,526

      Earnings per basic
        share                    $.23      $.21        $.39      $ .35

      Weighted average number
        of basic share s       18,383    18,165      18,356     18,114

      (1) Includes share-based compensation expense of $82 and $141 for the three and six months ended March 25, 2006, respectively.
      (2) Includes share-based compensation expense of $157 and $272 for the three and six months ended March 25, 2006, respectively.
      (3) Includes share-based compensation expense of $7 and $12 for the three and six months ended March 25, 2006, respectively.
      (4) Includes share-based compensation expense of $111 and $192 for the three and six months ended March 25, 2006, respectively.

      All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

      See accompanying notes to the consolidated financial statements.

                                    5

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
                                           Six months ended
                                         March 25,     March 26,
                                           2006         2005
      Operating activities:
        Net earnings                        $  7,147     $  6,272
      Adjustments to reconcile net
       earnings to net cash
       provided by operating activities:
        Depreciation and amortization
         of fixed assets                      11,487        11,424
        Amortization of intangibles
         and deferred costs                      749           373
        Share-based compensation                 617             -
        Deferred income taxes                   (31)             -
        Other                                   (26)            83
             Changes in assets and liabilities,
         net of effects from purchase of companies
          (Increase) decrease in accounts
           receivable                          (346)         9,205
          Increase in inventories            (4,416)        (4,598)
          Increase in prepaid expenses         (433)          (318)
          Increase (decrease) in accounts
           payable and accrued liabilities       239        (3,787)
        Net cash provided by operating
         activities                           14,987         18,654
      Investing activities:
       Purchases of property, plant
        and equipment                       (10,830)        (9,828)
       Payments for purchase of companies,
        net of cash acquired                 (2,401)       (15,429)
       Purchase of marketable securities    (22,075)       (14,400)
       Proceeds from sale of marketable
        securities                            15,550          9,000
       Proceeds from disposal of
        property and equipment                   419            459
       Other                                    (273)          (25)
       Net cash used in investing
        activities                           (19,610)      (30,223)
      Financing activities:
       Proceeds from issuance of stock            997         1,177
       Payment of cash dividend               (2,515)       (1,127)
         Net cash (used in) provided by
         financing activities                 (1,518)            50
        Effect of exchange rate on cash
         and cash equivalents                     (6)            56
        Net decrease in cash and
         cash equivalents                      (6,147)     (11,463)
      Cash and cash equivalents at
       beginning of period                      15,795       19,600
      Cash and cash equivalents at
       end of period                          $  9,648     $  8,137

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

              The results of operations for the three months and six months ended March 25, 2006 and March 26, 2005 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

              While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended September 24, 2005.

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

    Note 3 Depreciation of equipment and buildings is provided for by the straight-line method over the assets' estimated useful lives. Amortization of improvements is provided for by the straight-line method over the




                                    7
              term of the lease or the assets' estimated useful lives, whichever is shorter. Licenses and rights arising from acquisitions are amortized by the straight-line method over periods ranging from 4 to 20 years.

     Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows (all share amounts reflect the 2-for-1 stock split effective January 5,
              2006):

                             Three Months Ended March 25, 2006
                              Income        Shares     Per Share
                            (Numerator)   (Denominator)    Amount
                         (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available
       to common stockholders  $4,137        18,383       $.23

      Effect of Dilutive Securities
      Options                       -           428      (.01)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
        assumed conversions    $4,137        18,811      $.22

                              Six Months Ended March 25, 2006
                              Income        Shares     Per Share
                            (Numerator)   (Denominator)    Amount
                          (in thousands, except per share amounts)
      Basic EPS
      Net Earnings available
       to common stockholders  $7,147        18,356      $.39

      Effect of Dilutive Securities
      Options                       -           398     (.01)

           Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions     $7,147        18,754      $.38





                                    8

                              Three Months Ended March 26, 2005
                              Income        Shares     Per Share
                            (Numerator)  (Denominator)  Amount
                        (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available to
       common stockholders     $3,790        18,165       $.21

      Effect of Dilutive Securities
      Options                       -           416      (.01)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions     $3,790        18,581       $.20



                              Six Months Ended March 26, 2005
                              Income        Shares     Per Share
                            (Numerator)   (Denominator)    Amount
                        (in thousands, except per share amounts)

      Basic EPS
      Net Earnings available to
       common stockholders     $6,272        18,114       $.35

      Effect of Dilutive Securities
      Options                       -           412      (.01)

      Diluted EPS
      Net Earnings available to
       common stockholders plus
       assumed conversions     $6,272        18,526       $.34

      Note 5 Effective with this fiscal year, the Company follows FASB Statement No. 123(R),"Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

              Statement 123(R) covers a wide range of share-based
              compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
                                   9

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

              At March 25, 2006, the Company has two stock-based employee compensation plans. Share-based compensation of $250,000, net of a tax benefit of $107,000, or $.01 per share, was recognized for the three months ended March 25, 2006. For the six months ended March 25, 2006, share-based compensation expense of $422,000, net of a tax benefit of $195,000, or $.02 per share was recognized. The Company anticipates that share-based compensation will not exceed $1,000,000, net of tax benefits, or approximately $.053 per share for the year ending

                                    10
              September 30, 2006. Reported net income, adjusting for share-based compensation that would have been recognized in last year's comparative three and six month periods if Statement 123(R) had been followed is (all share amounts reflect the 2-for-1 stock split effective January 5,
              2006):

                         Three Months Ended      Six Months Ended

                         March 25,  March 26,  March 25,  March 26,
                            2006      2005      2006      2005

      Net income,
       as reported         $4,137     $3,790     $7,147     $6,272

      Less: stock-based
       compensation
       costs determined
            under fair value
       based method for
       all awards               -        210          -        419

      Adjusted net income  $4,137     $3,580     $7,147     $5,853

      Earnings per share
       of common stock -
       basic:
        As reported        $  .23     $  .21     $  .39     $  .35
        Share-based compensation
         costs                  -      (.01)          -      (.03)
        Adjusted net
         earnings          $  .23     $  .20     $  .39     $  .32

      Earnings per share
       of common stock -
                     -
       diluted:
        As reported        $  .22     $  .20     $  .38     $  .34
        Share-based compensation
         costs                  -      (.01)          -      (.02)
        Adjusted net
         earnings          $  .22     $  .19     $  .38     $  .32

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2006: expected volatility of 34%; risk-free interest rate of 4.37% and expected lives ranging between 5 and 10 years.

              Expected volatility is based on the historical

                                    11
              volatility of the price of our common shares over the past 53 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

      Note 6 In December 2004, the FASB issued Statement 151,"Inventory Costs, an amendment of ARB No. 43, Chapter 4."
              Statement 151 retains the general principle of ARB 43, Chapter 4, "Inventory Pricing (AC Section I78)," that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that

              - abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period

              - allocation of fixed production overheads to inventories
                should be based on the normal capacity of the production facilities.

              Statement 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Board concluded that normal capacity refers to a range of production levels that will vary based on business- and industry-specific factors. Accordingly, an entity will have to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production should not be increased. However, in periods of abnormally high production the amount of fixed overhead allocated to

                                   12
              each unit of production is decreased to assure inventories are not measured above cost.

              The guidance in Statement 151 was effective for inventory costs during fiscal years beginning after
              June 15, 2005. Since we essentially follow the guidelines of Statement 151, the adoption did not have a material impact on our financial statements.

      Note 7  Inventories consist of the following:

                                         March 25,  September 24,
                                           2006         2005
                                             (in thousands)
                                              (unaudited)

             Finished goods                $19,618      $16,016
             Raw materials                   5,141        4,935
             Packaging materials             4,014        3,485
             Equipment parts & other         9,251        9,248
                                           $38,024      $33,684

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

              Food Service

              The primary products sold to the food service group are soft pretzels, frozen juice treats and desserts,


                                    13
              churros and baked goods. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

              Retail Supermarkets

              The primary products sold to the retail supermarket industry are soft pretzel products, including SUPERPRETZEL, LUIGI'S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, BARQ'S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE'S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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


                                    14
                           Three Months Ended      Six Months Ended
                           March 25,  March 26,  March 25,  March 26,
                             2006      2005       2006       2005
                                   (in thousands)

      Sales to External Customers:
        Food Service        $ 71,374   $ 63,463   $145,990   $124,935
        Retail Supermarket    10,458      9,751     17,694     16,736
        Restaurant Group       1,017      1,410      2,255      3,227
        Frozen Beverages      29,195     24,726     54,676     52,973
                            $112,044   $ 99,350   $220,615   $197,871

      Depreciation and Amortization:
        Food Service        $  3,507   $  3,330   $  7,018   $  6,597
        Retail Supermarket         -          -          -          -
        Restaurant Group          25         53         58        118
        Frozen Beverages       2,653      2,560      5,160      5,082
                            $  6,185   $  5,943   $ 12,236   $ 11,797

      Operating Income(Loss):

        Food Service(1)     $  6,186   $  5,929   $ 11,814   $ 10,225
        Retail Supermarket(2)     17        216        274        476
        Restaurant Group          35       (17)        36       (237)

        Frozen Beverages(3)    (244)      (435)    (1,933)    (1,117)
                            $  5,994   $  5,693   $ 10,191   $  9,347

      Capital Expenditures:
        Food Service        $  2,417   $  2,327   $  5,087   $  4,194
        Retail Supermarket         -          -          -          -
        Restaurant Group           -         17          -         40
        Frozen Beverages       3,704      3,176      5,743      5,594
                            $  6,121   $  5,520   $ 10,830   $  9,828

      Assets:
        Food Service        $216,623   $190,747   $216,623   $190,747
        Retail Supermarket         -          -          -          -
        Restaurant Group         922      1,292        922      1,292
        Frozen Beverages      95,654     87,975     95,654     87,975
                            $313,199   $280,014   $313,199   $280,014

      (1) Includes share-based compensation expense of $254 and $438 for the three and six months ended March 25, 2006, respectively.
      (2) Includes share-based compensation expense of $17 and $30 for the three and six months ended March 25, 2006, respectively.
      (3) Includes share-based compensation expense of $86 and $149 for the three and six months ended March 25, 2006, respectively.






                                    15
      Note 9 We follow SFAS No. 142 "Goodwill and Intangible Assets." SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

              Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

              The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 25, 2006 are as follows:

                               Gross                     Net
                               Carrying   Accumulated    Carrying
                               Amount     Amortization   Amount
                                          (in thousands)
      FOOD SERVICE

      Amortized intangible assets
        Licenses and rights     $9,013          $2,466     $6,547

      RETAIL SUPERMARKETS

      Amortized intangible assets
        Licenses and rights     $    -          $    -     $    -

      THE RESTAURANT GROUP

      Amortized Intangible Assets
        Licenses and rights     $    -          $    -     $    -

      FROZEN BEVERAGES

      Indefinite lived intangible
       assets
        Licenses and rights     $1,500          $    -     $1,500

      Amortized intangible assets
        Licenses and rights        447             180        267
                                $1,947          $  180     $1,767

           Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. In January 2006, intangible assets of $1,746,000 were acquired in the ICEE of Hawaii acquisition and a product

                                    16
      license agreement for $100,000 was entered into by the food service segment. Aggregate amortization expense of intangible assets for the three months ended March 25, 2006 and March 26, 2005 was $292,000 and $155,000, respectively and for the six months ended March 25, 2006 and March 26, 2005 was $575,000 and $278,000, respectively.

           Estimated amortization expense for the next five fiscal years is approximately $1,200,000 in 2006 and 2007,
      $1,100,000 in 2008 and $900,000 in 2009 and 2010.  The weighted average amortization period of the amortizable intangible assets is 10.40 years.

      Goodwill

           The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                     Food      Retail      Restaurant   Frozen
                     Service   Supermarket Group        Beverages Total
                                    (in thousands)
      Balance at
       March 25,
         2006        $21,386   $ -         $386         $32,350   $54,122

      Goodwill of $500,000 in the frozen beverages segment was recognized in connection with the January 2006 acquisition of ICEE of Hawaii.

      Note 10 The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 25, 2006 are summarized as follows:
                                       Gross         Gross     Fair
                          Amortized  Unrealized   Unrealized   Market
                             Cost      Gains         Losses    Value
                                    (in thousands)
      Available for Sale
      Securities
       Equity Securities    $55,750      $  -        $  -     $55,750
       Municipal Government
        Securities            5,000         -           -       5,000
                            $60,750      $  -        $  -     $60,750

           The amortized cost, unrealized gains and losses, and fair market values of the Company's investment securities available for sale at September 24, 2005 are summarized as follows:

                                    17
                                       Gross        Gross      Fair
                          Amortized  Unrealized   Unrealized   Market
                             Cost      Gains        Losses     Value
                                      (in thousands)
      Available for Sale
      Securities
       Equity Securities    $49,225    $  -         $  -      $49,225
       Municipal Government
        Securities            5,000       -            -        5,000
                          $54,225      $  -         $  -      $54,225

           Because of the short term nature of our investment securities held at March 25, 2006 and September 24, 2005, they do not fluctuate from par.

           Proceeds from the sale of marketable securities were $15,550,000 and $9,000,000 in the three and six months ended March 25, 2006, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.






























                                    18
      Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations

      Liquidity and Capital Resources

           Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

           The Company's Board of Directors declared a regular quarterly cash dividend of $.075 per share of its common stock payable on April 6, 2006 to shareholders of record as of the close of business on March 15, 2006.

           In the three months ended March 25, 2006 and March 26, 2005, fluctuations in the valuation of the Mexican peso caused a decrease of $59,000 and a decrease of $11,000, respectively, in stockholders' equity because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary. In the six month periods, there was a decrease of $6,000 in fiscal year 2006 and an increase of $56,000 in fiscal year 2005.

           In March 2005, we acquired all of the assets of Snackworks LLC, d/b/a Bavarian Brothers, a manufacturer of soft pretzels which operates a production facility in Chambersburg, Pennsylvania and markets its products under the brand names SERIOUSLY TWISTED!, BAVARIAN BROTHERS and CINNAPRETZEL. Snackworks sells throughout the continental United States primarily to mass merchandisers and theatres.

           On January 31, 2006, we acquired the stock of ICEE of Hawaii. ICEE of Hawaii, headquartered in Waipahu, Hawaii, distributes ICEE frozen beverages and related products throughout the Hawaiian islands. Annual sales are approximately $2.3 million.

           These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

           Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees



                                    19
      in accordance with standard banking practice. There were no outstanding balances under this facility at March 25, 2006.

      Results of Operations

           Net sales increased $12,694,000 or 13% for the three months to $112,044,000 and $22,744,000 or 11% to $220,615,000 for the six months ended March 25, 2006 compared to the three and six months ended March 26, 2005. Excluding sales from the acquisitions of Snackworks, LLC in March 2005 and ICEE of Hawaii in January 2006, net sales increased $9,771,000 or 10% for the three months and $16,712,000 or 8% for the six months ended March 25, 2006 compared to the three and six months ended March 26, 2005.

      FOOD SERVICE

           Sales to food service customers increased $7,911,000 or 12% in the second quarter to $71,374,000 and increased $21,055,000 or 17% for the six months. Excluding sales from the acquisition of Snackworks, LLC, sales to food service customers increased $5,279,000, or 8% in the second quarter and increased $15,314,000, or 12% for the six months. Soft pretzel sales to the food service market increased 14% to $23,724,000 in the second quarter and increased 19% to $47,432,000 in the six months. Excluding sales from the acquisition of Snackworks, LLC, soft pretzel sales increased 2% in the second quarter and 4% for the six months. Italian ice and frozen juice treat and dessert sales increased 15% to $8,638,000 in the three months and 13% to $15,369,000 in the six months primarily due to increased sales to school food service customers.
      Churro sales to food service customers increased 49% to $5,276,000 in the second quarter and were up 47% to $10,156,000 in the six months primarily due to increased sales to two customers. Sales of bakery products increased $2,111,000 or 7% in the second quarter to $32,697,000 and increased $8,515,000 or 14% for the six months due primarily to increased sales to private label customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

      RETAIL SUPERMARKETS

           Sales of products to retail supermarkets increased
      $707,000 or 7% to $10,458,000 in the second quarter and increased 6% or $958,000 in the first half. Soft pretzel sales for the second quarter were up 2% to $7,277,000 and were up 3% to $12,435,000 for the six months. Sales of

                                    20
      frozen juices and ices decreased $215,000 or 6% to $3,553,000 in the second quarter and were down 7% to $5,851,000 in the first half. Sales were down, even though overall case volume of frozen juices and ices were up 7% in the quarter and 2% in the six months, due to slotting expenses and increased trade spending incurred to introduce new products. Coupon costs, a reduction of sales, decreased by $779,000, or 57% in the second quarter and were down 54%, or $1,108,000, for the six months.

      THE RESTAURANT GROUP

           Sales of our Restaurant Group decreased 28% to $1,017,000 in the second quarter and 30% to $2,255,000 for the six month period. The sales decreases were caused primarily by the closing or licensing of unprofitable stores over the past year. Sales of stores open for both year's quarter and six months were down about 3% from last year. For the quarter, operating income benefitted $59,000 from income related to the closing or sale of stores compared to a benefit of $135,000 a year ago related to the settlement of litigation related to closed stores. Operating income was impacted by approximately $11,000 of store closing and related costs in the six months compared to $144,000 in the year ago quarter.

      FROZEN BEVERAGES

                Frozen beverage and related product sales increased 18% to $29,195,000 in the second quarter and $1,703,000 or 3% to $54,676,000 in the six month period. Beverage sales alone increased 1% to $17,593,000 in the second quarter and were down 1% to $34,725,000 in the six months. Excluding the benefit of sales from the acquisition of ICEE of Hawaii during the quarter, beverage sales alone would have been down 1% in the quarter and 2% in the six months due to a change in a pricing program to a major customer. Service revenue was essentially flat at $5,633,000 in
      the second quarter and   $10,935,000 for the six months even though sales
      to one customer were down over $600,000 in each of the first two quarters. Sales of beverage machines were $4,408,000 higher this year than last in the three month period with sales to two customers accounting for more than half of the increase. For the six months, sales of machines were higher by $2,109,000.

      CONSOLIDATED

           Gross profit as a percentage of sales decreased to

                                    21
      31.43% in the three month period from 32.40% last year and decreased to 30.98% in the six month period from 31.43% a year ago. About 1/2 of the three month and 1/5 of the six month drop in gross profit percentage resulted from increased sales of lower margin beverage machines in our frozen beverages segment. We were also impacted by higher commodity costs of approximately $1,000,000 and $1,600,000 and higher utility costs of approximately $550,000 and $1,250,000 for the three and six months' periods, respectively; as well as by slotting expense to introduce new retail supermarket products. We expect to continue to be impacted by higher commodity pricing, utility cost increases and slotting costs over the short term. These cost increases more than offset efficiencies from higher volume and pricing, which included reduced coupon expense in our retail supermarkets segment.

           Total operating expenses increased $2,729,000 in the second quarter but as a percentage of sales dropped about 1/2 of one percentage point to 26% of sales from 27% last year. For the first half, operating expenses increased $5,307,000 but as a percentage of sales dropped about 1/3 of one percentage point to 26% from 27% last year. Marketing expenses were 13% of sales in all periods and distribution expenses were 9% of sales in all periods. However, we expect higher gasoline costs and third party trucking costs to impact our operating income over the short term. Administrative costs decreased about .20 percentage points to 4% in this year's second quarter from 5% last year and were 4% of sales for both years' six months. Other general expense of $29,000 in this year's six month period compared to $176,000 of other expense last year. The improvement was due to lower asset writedowns and costs relating to the early closing of Restaurant Group stores.

           Operating income increased $301,000 or 5% to $5,994,000 in the second quarter and $844,000 or 9% to $10,191,000 in the first half. Excluding the impact of share-based compensation expense recognized this year and not last year, operating income increased 12% in the quarter and 16% for the six months.

           Investment income increased by $363,000 to $755,000 in this year's second quarter and by $744,000 to $1,458,000 in the first six months due primarily to an increase in the general level of interest rates.

                The effective income tax rate has been estimated at 38% for the second quarter and first half this year compared to 37% for last year's periods. The increase is due to a higher

                                    22
      level of state taxes and a lower tax benefit on share-based compensation.

           Net earnings increased $347,000 or 9% in the current three month period to $4,137,000 and increased 14% to $7,147,000 in the six months this year from $6,272,000 last year. Excluding the impact of share-based compensation expense recognized this year and not last year, net earnings increased 16% in the quarter and 21% for the six months.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk

              There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. ''
                                                Quantitative and
              Qualitative Disclosures About Market Risk,
                                                '' in its 2005 annual
              report on Form 10-K filed with the SEC.

      Item 4. Controls and Procedures

             The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 25, 2006, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial
             Officer, as appropriate to allow timely decisions regarding required disclosure.

           There were no changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.




                                    23
                 PART II.  OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders

           The results of voting at the Annual Meeting of Shareholders held on February 7, 2006 is as follows:


                             Votes Cast                 Absentees
                                                       and Broker
                            For    Against  Withheld   Non Votes

      Election of
           Peter Stanley
      as Director       8,264,232      -     299,949       -


           The Company had 9,147,351 shares outstanding on December 10, 2005 the record date.


      Item 6. Exhibits and Reports on Form 8-K


           a) Exhibits

               31.1 & Certification Pursuant to Section 302 of 31.2 the Sarbanes-Oxley Act of 2002

                99.5 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b) Report on Form 8-K - Reports on Form 8-K were filed on January 23, 2006, January 31, 2006 and February 9, 2006.














                                    24




                                SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J & J SNACK FOODS CORP.



      Dated:  April 20, 2006      /s/ Gerald B. Shreiber
                                  Gerald B. Shreiber
                                  President



      Dated:  April 20, 2006      /s/ Dennis G. Moore
                                  Dennis G. Moore
                                  Senior Vice President and
                                  Chief Financial Officer























                                    25
           Exhibit 31.1

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

      Date: April 20, 2006



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

      Date: April 20, 2006

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

      Dated: April 20, 2006

                                    /s/ Dennis G. Moore
                                    Dennis G. Moore
                                    Chief Financial Officer


      Dated: April 20, 2006
                                    /s/ Gerald B. Shreiber
                                    Gerald B. Shreiber
                                    Chief Executive Officer


        The foregoing certification is being furnished solely pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.