Form 10-Q
period 2006-06-24
J&J SNACK FOODS CORP
filed 2006-07-24
CIK 785956

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

       X Quarterly Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934

       For the period ended June 24, 2006

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

                     Yes                      X    No

           As of July 16, 2006, there were 18,459,201 shares of the Registrant's Common Stock outstanding.







                                   INDEX




                                                             Page
                                                            Number


       Part I.   Financial Information

         Item l. Consolidated Financial Statements

           Consolidated Balance Sheets - June 24, 2006
            (unaudited) and September 24, 2005               3

           Consolidated Statements of Operations (unaudited)
             - Three Months and Nine Months Ended June 24,
            2006 and June 25, 2005                           5

           Consolidated Statements of Cash Flows (unaudited)
             - Nine Months Ended June 24, 2006 and June 25,
            2005                                             6

            Notes to the Consolidated Financial Statements   7

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                               20

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                        26

         Item 4. Controls and Procedures                    26

       Part II.  Other Information

         Item 6. Exhibits and Reports on Form 8-K           27






                       PART I. FINANCIAL INFORMATION

       Item 1.   Consolidated Financial Statements

                 J & J SNACK FOODS CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (in thousands)

       ASSETS
                                     June 24,      September 24,
                                         2006           2005
                                     (Unaudited)
       Current assets
        Cash and cash equivalents     $ 13,247       $ 15,795
        Marketable securities           45,650         54,225
        Accounts receivable, net        58,952         46,921
        Inventories                     40,810         33,684
        Prepaid expenses and other       1,542          1,215
        Deferred income taxes            2,444          2,393

                                       162,645        154,233

       Property, plant and equipment,
        at cost
         Land                              556            556
         Buildings                       4,497          4,497
         Plant machinery and
          equipment                    106,631        105,815
         Marketing equipment           188,132        188,601
         Transportation equipment        1,472          1,271
         Office equipment                8,572          8,966
         Improvements                   15,162         15,083
         Construction in progress        3,504          1,354
                                       328,526        326,143
          Less accumulated deprecia-
           tion and amortization       245,023        237,098

                                        83,503         89,045

       Other assets
         Goodwill                       57,109         53,622
         Other intangible assets, net   23,146          7,043
         Other                           2,980          1,981
                                        83,235         62,646
                                      $329,383       $305,924

       See accompanying notes to the consolidated financial statements.


                                     3






                 J & J SNACK FOODS CORP. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS -
                                              - Continued
                              (in thousands)



         LIABILITIES AND               June 24,     September 24,
       STOCKHOLDERS' EQUITY             2006            2005
                                     (unaudited)

       Current liabilities
         Accounts payable            $ 43,045       $ 37,029
         Accrued liabilities           15,210         14,731
         Dividends payable              1,383          1,142

                                       59,638         52,902

       Deferred income taxes           17,987         17,987
       Other long-term liabilities        696            273
                                       18,683         18,260

       Stockholders' equity
       Capital stock
         Preferred, $1 par value;
          authorized, 10,000
          shares; none issued               -              -
         Common, no par value;
          authorized 50,000
          shares; issued and
          outstanding, 18,446 and
          18,272 shares, respectively   38,793         36,091
       Accumulated other comprehen-
         sive loss                      (2,121)        (1,918)
       Retained earnings               214,390        200,589

                                       251,062        234,762
                                      $329,383       $305,924


       All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

       See accompanying notes to the consolidated financial statements.





                                     4





                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                    (in thousands, except per share amounts)

                          Three months ended     Nine months ended
                           June 24,   June 25,   June 24,   June 25,
                             2006       2005       2006       2005

       Net Sales            $140,132   $129,452   $360,747   $327,323
                     (1)
       Cost of goods sold     89,399     83,177    241,671    218,856
         Gross profit         50,733     46,275    119,076    108,467

       Operating expenses
                 (2)
         Marketing             16,175     15,799    44,187     41,451
                   (3)
         Distribution          12,050     10,541    32,545     28,763
                     (4)
         Administrative         4,638      4,445    14,254     13,240
         Impairment charge      1,193          -     1,193          -
         Other general
          (income)expense        (71)       (47)       (42)       129
                               33,985     30,738    92,137     83,583

       Operating income        16,748     15,537    26,939     24,884

       Other income(expenses)
         Investment income        786       429     2,244       1,143
         Interest expense
          and other              (40)       (45)       (99)      (103)


         Earnings before
          income taxes         17,494     15,921    29,084     25,924

       Income taxes             6,708      6,042    11,151      9,773

         NET EARNINGS        $ 10,786    $ 9,879  $ 17,933   $ 16,151

       Earnings per
         diluted share         $ .57      $ .53      $ .95      $ .87

       Weighted average number
         of diluted shares     18,866     18,648    18,792     18,566

       Earnings per
        basic share             $ .58      $ .54     $ .97      $ .89

       Weighted average number
         of basic shares       18,469     18,242    18,394     18,156

       (1) Includes share-based compensation expense of $80 and $221 for
	   the three and nine months ended June 24, 2006, respectively.
       (2) Includes share-based compensation expense of $155 and $427 for
	   the three and nine months ended June 24, 2006, respectively.
       (3) Includes share-based compensation expense of $7 and $19 for
	   the three and nine months ended June 24, 2006, respectively.
       (4) Includes share-based compensation expense of $108 and $300 for
	   the three and nine months ended June 24, 2006, respectively.

       All share amounts reflect the 2-for-1 stock split effective
	     January 5, 2006.

       See accompanying notes to the consolidated financial statements.
                                     5







                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited) (in thousands)
                                            Nine months ended
                                           June 24,     June 25,
                                            2006         2005
       Operating activities:
         Net earnings                      $17,933     $16,151
       Adjustments to reconcile net
        earnings to net cash provided
        by operating activities:
         Depreciation and amortization
          of fixed assets                   17,125      17,255
         Amortization of intangibles
          and deferred costs                 1,220         828
         Share-based compensation              967           -
         Deferred income taxes                 (51)          -
         Loss from disposals and impairment of
          property, plant and equipment       1,127         39
         Changes in assets and liabilities,
          net of effects from purchase of
          companies
           Increase in accounts receivable  (10,051)    (2,855)
           Increase in inventories           (4,880)    (4,943)
           Increase in prepaid expenses        (239)       (85)
           Increase in accounts payable
            and accrued liabilities          5,920       4,544
         Net cash provided by operating
          activities                        29,071      30,934
       Investing activities:
        Purchase of property, plant
         and equipment                     (12,792)    (15,583)
        Payments for purchases of companies,
         net of cash acquired              (25,152)    (16,088)
        Purchase of marketable securities              (24,075)
         (17,400)
        Proceeds from sales of marketable
         securities                         32,650      14,000
        Proceeds from disposals of
         property and equipment                750         604
        Other                                 (532)       (377)
        Net cash used in investing
         activities                        (29,151)    (34,844)
       Financing activities:
        Proceeds from issuance of stock      1,624       1,881
        Payments of cash dividend           (3,889)     (2,260)
         Net cash used in financing
          activities                        (2,265)       (379)
         Effect of exchange rate on cash
          and cash equivalents                (203)        172
         Net decrease in cash
          and cash equivalents              (2,548)     (4,117)





       Cash and cash equivalents at
        beginning of period                 15,795      19,600
       Cash and cash equivalents at
        end of period                      $13,247     $15,483

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

               The results of operations for the three months and nine months ended June 24, 2006 and June 25, 2005 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

       Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

                               Three Months Ended June 24, 2006
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $10,786    18,469      $ .58

       Effect of Dilutive Securities
       Options                         -       397       (.01)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $10,786    18,866      $ .57



                               Nine Months Ended June 24, 2006
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)

       Basic EPS
       Net Earnings available
        to common stockholders   $17,933     18,394      $ .97

       Effect of Dilutive Securities
       Options                         -        398       (.02)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $17,933     18,792      $ .95












                                     8


                               Three Months Ended June 25, 2005
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)


       Basic EPS
       Net Earnings available
        to common stockholders   $9,879      18,242     $ .54

       Effect of Dilutive Securities
       Options                        -         406     ( .01)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $9,879      18,648     $ .53



                               Nine Months Ended June 25, 2005
                               Income       Shares    Per Share
                             (Numerator) (Denominator)   Amount
                          (in thousands, except per share amounts)


       Basic EPS
       Net Earnings available
        to common stockholders   $16,151    18,156      $ .89

       Effect of Dilutive Securities
       Options                        -        410       (.02)

       Diluted EPS
       Net Earnings available to
        common stockholders plus
        assumed conversions      $16,151    18,566      $ .87


















                                     9
       Note 5 Effective with this fiscal year, the Company follows FASB Statement No. 123(R), "Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

               Since the Company adopted Statement 123(R) using the modified-prospective transition method, prior periods have not been restated. Under this method,






               we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. We measured share-based

                                    10
               compensation cost using the Black-Scholes option pricing model.

               At June 24, 2006, the Company has two stock-based employee compensation plans. Share-based compensation of $277,000, net of a tax benefit of $73,000, or $.015 per share, was recognized for the three months ended June 24, 2006. For the nine months ended June 24, 2006, share-based compensation expense of $699,000, net of a tax benefit of $268,000, or $.037 per share was recognized. The Company anticipates that share-based compensation will not exceed $1,000,000, net of tax benefits, or approximately $.053 per share for the year ending September 30, 2006. At June 24, 2006, the Company has unrecognized compensation expense of approximately $1.8 million to be recognized over the next three fiscal years. Reported net income, adjusting for share-based compensation that would have been recognized in last year's quarter if Statement 123(R) had been followed is (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):











                                    11
                          Three Months Ended   Nine Months Ended
                          June 24,  June 25,   June 24, June 25,
                             2006      2005       2006    2005
       Net income,
        as reported       $10,786    $9,879    $17,933   $16,151

       Less: stock-based
        compensation
        costs determined
        under fair value
        based method for
        all awards, net
        of tax                  -       210          -       629

       Adjusted net income $10,786   $9,669    $17,933   $15,522

       Earnings per share
        of common stock -
        basic
         As reported       $   .58   $  .54    $   .97    $  .89

         Share-based compensation
          costs                   -    (.01)         -      (.04)
         Adjusted net
          earnings         $   .58   $  .53    $   .97    $  .85

       Earnings per share
        of common stock -
        diluted:
         As reported        $   .57   $  .53    $   .95   $  .87
         Share-based compensation
          costs                   -     (.01)         -     (.03)
         Adjusted net
          earnings          $   .57   $  .52    $   .95   $  .84

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2006: expected volatility of 34%; risk-free interest rate of 4.38% and expected lives ranging between 5 and 10 years.

               Expected volatility is based on the historical volatility of the price of our common shares over the past 53 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted

                                    12
               are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

               The guidance in Statement 151 is effective for inventory costs during fiscal years beginning after

                                   13
               June 15, 2005 and should be applied prospectively.
               Since we essentially follow the guidelines of Statement 151, the adoption did not have a material impact on our financial statements.

               In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income
               Taxes, an Interpretation of FASB Statement No. 109
               (SFAS 109).

               FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

               FIN 48 also provides guidance on financial reporting and classification of differences between tax positions taken in a tax return and amounts recognized in the financial statements.

               FIN 48 is effective for fiscal years beginning after December 15, 2006; earlier application is encouraged. We are currently evaluating the provisions of FIN 48 to determine its impact on our financial statements, but presently we anticipate that its adoption will not have a material impact on our financial statements.

       Note 7 Inventories consist of the following:

                                           June 24,    September 24,
                                            2006           2005
                                              (in thousands)

              Finished goods                $21,563      $16,016
              Raw materials                   5,508        4,935
              Packaging materials             3,866        3,485
              Equipment parts & other         9,873        9,248


                                            $40,810      $33,684

       Note 8 Operating expenses include an impairment charge of $1,193,000 in the foodservice segment in the three and nine month periods for the writedown of robotic

                                    14
               packaging equipment based on a determination made during the quarter that we would not be able to make the equipment work as intended.

       Note 9 We principally sell our products to the food service and retail supermarket industries. We also distribute our products directly to the consumer through our chain of retail stores referred to as The Restaurant Group. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business and restaurant group because of different distribution and capital requirements. We maintain separate and discrete financial information for the four operating segments mentioned above which is available to our Chief Operating Decision Makers.
               We have applied no aggregate criteria to any of these operating segments in order to determine reportable segments. Our four reportable segments are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

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

               Retail Supermarkets

               The primary products sold to the retail supermarket industry are soft pretzel products, including






               SUPERPRETZEL, LUIGI'S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, ICEE frozen novelties and TIO PEPE'S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.
                                    15
               The Restaurant Group

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











                                    16

                          Three Months Ended   Nine Months Ended
                            June 24,  June 25,  June 24, June 25,
                              2006      2005      2006     2005
                                      (in thousands)

       Sales to External Customers:
         Food Service      $ 82,979  $ 78,031  $228,969  $202,966
         Retail Supermarket  14,510    12,742    32,204    29,478
         Restaurant Group       824     1,152     3,079     4,379
         Frozen Beverages    41,819    37,527    96,495    90,500
                           $140,132  $129,452  $360,747  $327,323

       Depreciation and Amortization:
         Food Service      $  3,492  $  3,605  $ 10,510  $ 10,202
         Retail Supermarket       -         -         -         -
         Restaurant Group        24        52        82       170
         Frozen Beverages     2,593     2,629     7,753     7,711
                           $  6,109  $  6,286  $ 18,345  $ 18,083

       Operating Income(Loss):
                     (1)
         Food Service      $  9,283  $  8,115  $ 21,097  $ 18,340
                           (2)
         Retail Supermarket     729     1,191     1,003     1,667
         Restaurant Group       (81)     (110)      (45)     (347)
                         (3)
         Frozen Beverages     6,817     6,341     4,884     5,224
                           $ 16,748  $ 15,537  $ 26,939  $ 24,884

       Capital Expenditures:
         Food Service      $  2,756  $  2,256  $  7,843  $  6,450

         Retail Supermarket       -         -         -         -
         Restaurant Group         2         -         2        40
         Frozen Beverages     1,940     3,499     4,947     9,093
                           $  4,698  $  5,755  $ 12,792  $ 15,583

       Assets:
         Food Service      $204,117  $200,682  $204,117  $200,682
         Retail Supermarket       -         -         -         -
         Restaurant Group       871     1,062       871     1,062
         Frozen Beverages   124,395    96,167   124,395    96,167
                           $329,383  $297,911  $329,383  $297,911

       (1) Includes share-based compensation expense of $248 and $686 for the three and nine months ended June 24, 2006, respectively.
       (2) Includes share-based compensation expense of $17 and $47 for the three and nine months ended June 24, 2006, respectively.
       (3) Includes share-based compensation expense of $85 and $234 for the three and nine months ended June 24, 2006, respectively.



                                    17

       Note 10 We follow SFAS No. 142 "Goodwill and Intangible Assets". SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

                Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets,
                The Restaurant Group and Frozen Beverages.

                The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The
                Restaurant Group and Frozen Beverage segments as of June 24, 2006 are as follows:

                                  Gross                  Net
                                Carrying  Accumulated    Carrying
                                 Amount   Amortization   Amount
                                        (in thousands)

       FOOD SERVICE

       Amortized intangible assets
         Licenses and rights     $ 9,013   $2,748       $ 6,265

       RETAIL SUPERMARKETS

       Amortized intangible assets
         Licenses and rights     $    -    $    -       $     -

       THE RESTAURANT GROUP

       Amortized intangible assets
         Licenses and rights     $    -    $    -       $     -

       FROZEN BEVERAGES

       Indefinite lived intangible
        assets
         Licenses and rights     $ 8,960   $    -       $ 8,960

       Amortized intangible assets
         Licenses and rights     $ 8,175   $  254       $ 7,921
                                 $17,135   $  254       $16,881







            Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout


                                    18
       operating expenses. In January 2006, intangible assets of $1,746,000 were acquired in the ICEE of Hawaii acquisition and a product license agreement for $100,000 was entered into by the food service segment. In May 2006, intangible assets of $15,188,000 were acquired in the SLUSH PUPPIE acquisition. Aggregate amortization expense of intangible assets for the three months ended June 24, 2006 and June 25, 2005 was $356,000 and $403,000, respectively and for the nine months ended June 24, 2006 and June 25, 2005 was $931,000 and $681,000, respectively.

            Estimated amortization expense for the next five fiscal years is approximately $1,400,000 in 2006, $1,900,000 in 2007 and 2008 and $1,600,000 in 2009 and
       2010. The weighted average amortization period of the intangible assets is 10.24 years.

       Goodwill

            The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:

                      Food      Retail    Restaurant Frozen
                      Service Supermarket Group     Beverages  Total
                                     (in thousands)
       Balance at
        June 24,
          2006        $21,386    $ -        $386    $35,337   $57,109

            Goodwill of $500,000 in the frozen beverages segment was acquired in the January 2006 acquisition of ICEE of Hawaii. Goodwill of $2,987,000 in the frozen beverages segment was acquired in the May 2006 acquisition of the SLUSH PUPPIE branded business.

       Note 11 The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 24, 2006 are summarized as follows:















                                    19

                                       Gross       Gross     Fair
                           Amortized Unrealized  Unrealized   Market
                              Cost    Gains        Losses    Value
                                     (in thousands)

       Available for Sale
       Securities
        Equity Securities   $40,650    $    -      $   -     $40,650
        Municipal Government
          Securities          5,000         -          -       5,000
                            $45,650    $    -      $   -     $45,650



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

            Because of the short term nature of our investment securities held at June 24, 2006 and September 24, 2005, they do not fluctuate from par.

            Proceeds from the sale of marketable securities were $17,100,000 and $32,650,000 in the three and nine months ended June 24, 2006, respectively, with no gain or loss recognized. We use the specific identification method to determine the cost of securities sold.
















                                    20
       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

       Liquidity and Capital Resources

            Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

            The Company's Board of Directors declared a regular quarterly cash dividend of $.075 per share of its common stock payable on July 6, 2006 to shareholders of record as of the close of business on June 15, 2006.

            In the three months ended June 24, 2006 and June 25, 2005, fluctuations in the valuation of the Mexican peso caused a decrease of $197,000 and a increase of $116,000, respectively, in stockholders' equity because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary. In the nine month periods, there was a decrease of $203,000 in fiscal year 2006 and a increase of $172,000 in fiscal year 2005.

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

            On May 26, 2006, The ICEE Company, our frozen carbonated beverage distribution company, acquired the SLUSH PUPPIE branded business from Dr. Pepper/Seven Up, Inc., a Cadbury Schweppes Americas Beverages Company for $18.1 million plus approximately $4.7 in working capital. SLUSH PUPPIE, North America's leading brand for frozen non-carbonated beverages, is sold through an existing established distributor network to over 20,000 locations in the United States and Canada as well



                                     21
       as to certain international markets.  Sales of the SLUSH
       PUPPIE business were approximately $18 million in 2005. The allocation of the purchase price is as follows:

                                                 (in thousands)
            Working capital                        $ 4,650
            Property, plant and equipment               25
            Prepaid license                          1,400
            Trade names                              7,460
            Customer relationships                   6,180
            Covenant not to compete                    148
            Goodwill                                 2,987
                                                   $22,850

            These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

            Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 24, 2006.

       Results of Operations

            Net sales increased $10,680,000 or 8% for the three months to $140,132,000 and $33,424,000 or 10% to
       $360,747,000 for the nine months ended June 24, 2006 compared to the three and nine months ended June 25, 2005. Excluding sales from the acquisitions of Snackworks, LLC in March 2005, ICEE of Hawaii in January 2006 and SLUSH PUPPIE in May 2006, net sales increased $8,092,000 or 6% for the three months and $24,804,000 or 8% for the nine months ended June 24, 2006 compared to the three and nine months ended June 25, 2005.

       FOOD SERVICE

            Sales to food service customers increased $4,948,000 or 6% in the third quarter to $82,979,000 and increased $26,003,000 or 13% for the nine months. Excluding sales from the acquisition of Snackworks, LLC, sales to food service customers increased $20,262,000 or 10% for the nine months. Soft pretzel sales to the food service market increased 7% to $25,937,000 in the third quarter and 14% to $73,369,000 in the nine months. Excluding sales from the acquisition of Snackworks, LLC, soft pretzel sales

                                    22
       increased 5% for the nine months. Much of the increase for the quarter and year to date resulted from new business generated by Snackworks' products. Italian ice and frozen juice treat and dessert sales increased 2%, or $290,000, to $13,692,000 in the three months and increased 8%, or $2,052,000, to $29,061,000 in the nine months due primarily to strong sales increases to school foodservice customers, offset somewhat in the third quarter by lower sales to warehouse club stores. Churro sales to food service customers increased 60% to $6,101,000 in the third quarter and increased 52% to $16,257,000 in the nine months primarily due to increased sales to one customer. Sales of bakery products were essentially flat at $33,896,000 in the third quarter and increased $8,477,000 or 9% for the nine months due primarily to increased sales to private label customers. Bakery product sales were impacted by the loss of one customer which accounted for $1.2 million of sales in last year's third quarter. In the third quarter, sales of our funnel cake product were up $568,000, or 23%, and in the nine months were up $606,000, or 14% due to increased sales to one customer. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

       RETAIL SUPERMARKETS

            Sales of products to retail supermarkets increased $1,768,000 or 14% to $14,510,000 in the third quarter and increased $2,726,000, or 9%, in the nine months. Soft pretzel sales increased 1% to $4,976,000 for the quarter and increased 2% to $17,411,000 for the nine months due entirely to price increases. Sales of frozen juices and ices increased $1,201,000 or 14% to $9,881,000 in the third quarter and $753,000 or 5% to $15,732,000 in the nine months. Case sales of frozen juices and ices products were up 17% in the quarter and 11% for the nine months due to the introduction of several new products. Coupon costs, a reduction of sales, decreased by $563,000, or 54%, in the third quarter and by $1,671,000, or 54% in the nine months.

       THE RESTAURANT GROUP

            Sales of our Restaurant Group decreased 28% to






       $824,000 in the third quarter and 30% to $3,079,000 for the nine month period. The sales decreases were caused primarily by the closing or licensing of unprofitable stores in the past year. Sales of stores open for both year's quarter and nine months were down about 3% from last year. Operating income was impacted by approximately

                                    23
       $18,000 of store closing and related costs in the nine month period compared to $108,000 in the year ago period.

       FROZEN BEVERAGES

            Frozen beverage and related product sales increased $4,292,000 or 11% to $41,819,000 in the third quarter and $5,995,000 or 7% to $96,495,000 in the nine months.
       Excluding the benefit of sales from the acquisitions of ICEE of Hawaii and SLUSH PUPPIE, frozen beverages and related product sales would have been up 5% for the quarter and 3% for the nine months. Beverage sales alone were up 8% to $28,911,000 in the third quarter and 3% to $63,636,000 in the nine months. Excluding the benefit of sales from the acquisitions, beverage sales alone would have been unchanged in the quarter and down 1% in the nine months due to a change in a pricing program to a major customer. Service revenue increased 5% to $6,911,000 in the third quarter and 2% to $17,846,000 in the nine months even though sales to one customer were down about $300,000 in the quarter and $1,600,000 for the nine months. Sales of beverage machines were $3,868,000 higher this year than last in the nine month period with two customers accounting for more than half of the increase. In the third quarter, sales of machines were higher by $1,759,000 compared to last year.

       CONSOLIDATED

            Gross profit as a percentage of sales increased to 36.20% in the three month period from 35.75% last year but decreased to 33.01% in the nine month period from 33.14% a year ago. The nine month drop in gross profit percentage resulted from increased sales of lower margin beverage machines in our frozen beverages segment. The third quarter improvement in gross profit percentage resulted from efficiencies from higher volume and pricing, which included reduced coupon expense in our retail supermarkets segment, which more than offset continuing commodity and utility cost increases as well as slotting expense to introduce new retail supermarket products. We were impacted by higher commodity and packaging costs of approximately $1,500,000 and $3,100,000 and higher utility costs of approximately $450,000 and $1,700,000 for the three and nine month periods, respectively. We expect to continue to be impacted by higher commodity and packaging pricing, utility cost increases and slotting costs over the short term.

                                    24
            Total operating expenses increased $3,247,000 in the third quarter but as a percentage of sales were 24% in both year's quarters. For the nine months, operating expenses increased $8,554,000 but as a percentage of sales were 26% for both years. Marketing expenses were at 12% in both years' three month period although they dropped about 3/4 of a percentage point as a percent of sales in the period. For the nine months, marketing expenses dropped about 4/10% of a percentage point to 12% from 13% last year. The percentage decreases were the result of controlled spending throughout all of our businesses and the increased level of sales. Distribution expenses increased about 1/2 of a percentage point to 9% in the three months, primarily because of higher fuel and third party trucking costs and were 9% of sales in both year's nine month period. We expect higher gasoline costs and third party trucking costs to continue to impact our operating income over the short term. Administrative expenses as a percent of sales were 3% in both years' third quarter and were 4% for the nine months in both years. Operating expenses include an impairment charge of $1,193,000 in the food service segment in the three and nine month periods for the writedown of robotic packaging equipment based on a determination made during the quarter that we would not be able to make the equipment work as intended.

            Operating income increased $1,211,000 or 8% to $16,748,000 in the third quarter and $2,055,000 or 8% to $26,939,000 in the nine months as a result of the aforementioned. Operating income also benefitted by lower group health insurance costs of about $300,000 in the quarter and $850,000 for the nine months. Excluding the impact of share-based compensation expense recognized this year and not last year, operating income increased 10% for the quarter and 12% for the nine months. Excluding the impact of share-based compensation expense recognized this year and not last year and excluding the impact of the writedown of impaired robotic packaging equipment, operating income increased 18% for the quarter and 17% for the nine months.

            Investment income increased by $357,000 to $786,000 in this year's third quarter and by $1,101,000 to $2,244,000 in the nine months primarily due to an increase in the general level of interest rates.

            The effective income tax rate has been estimated at 38% for the third quarter and nine months this year compared to 37% in last year's periods due a higher level

                                    25
       of state taxes and a lower tax benefit on share-based compensation.

            Net earnings increased $907,000 or 9% in the three month period to $10,786,000 and increased 11% or $1,782,000 in the nine months this year from $16,151,000 last year. Excluding the impact of share-based compensation expense recognized this year and not last year, net earnings increased 12% for the quarter and 15% for the year. Excluding the impact of share-based compensation expense recognized this year and not last year and excluding the impact of the writedown of impaired robotic packaging equipment, net earnings increased 19% for the quarter and 20% for the year.

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk

               There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2004 annual report on Form 10-K filed with the SEC.

       Item 4. Controls and Procedures

              The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 24, 2006, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls
	      and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in the Company's internal controls over financial reporting or in other

                                    26





         factors that could significantly affect these controls subsequent to the date of such evaluation.


                           PART II.  OTHER INFORMATION



       Item 6. Exhibits and Reports on Form 8-K

             a) Exhibits

                31.1 & Certification Pursuant to Section 302 of
                31.2   the Sarbanes-Oxley Act of 2002

                99.5 & Certification Pursuant to the 18 U.S.C.
                99.6   Section 1350, as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of
                         2002

            b) Reports on Form 8-K - Reports on Form 8-K were
               filed on April 21, 2006, May 25, 2006 and May 31,
               2006












                                    27










                                SIGNATURES



            Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J & J SNACK FOODS CORP.



       Dated:  July 24, 2006       /s/ Gerald B. Shreiber
                                   Gerald B. Shreiber
                                   President



       Dated:  July 24, 2006       /s/ Dennis G. Moore
                                   Dennis G. Moore
                                   Senior Vice President and
                                   Chief Financial Officer





                                    28






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

       Date: July 24, 2006



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

       Date: July 24, 2006

                                     /s/ Gerald B. Shreiber
                                     Gerald B. Shreiber
                                   Chief Executive Officer






       Exhibit 99.5

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 24, 2006 (the "Report") that:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                 Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Dated: July 24, 2006

                                     /s/ Dennis G. Moore
                                     Dennis G. Moore
                                     Chief Financial Officer



       The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.






       Exhibit 99.6

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code), the undersigned officer of J & J Snack Foods Corp. (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 24, 2006 (the "Report") that:

            (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
                 Exchange Act of 1934; and

            (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



       Dated: July 24, 2006
                                     /s/ Gerald B. Shreiber
                                     Gerald B. Shreiber
                                     Chief Executive Officer



       The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the Report or as a separate disclosure document.