Form 10-K
period 2006-09-30
J&J SNACK FOODS CORP
filed 2006-12-08
CIK 785956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 0-14616

J & J SNACK FOODS CORP.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1935537 (I.R.S. Employer Identification No.)

6000 Central Highway Pennsauken, New Jersey (Address of principal executive offices)	08109 (Zip Code)

Registrant’s telephone number, including area code:	(856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:	Common Stock, no par value

Securities Registered Pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes        No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes        No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( X )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X

As of November 20, 2006, the latest practicable date, 18,498,826 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $459,583,385 based on the last sale price on March 24, 2006 of $33.05 per share. March 24, 2006 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s 2006 Annual Report to Shareholders for the fiscal year ended September 30, 2006 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 7, 2007 are incorporated herein by reference into Parts I, II, III and IV as set forth herein.

J&J SNACK FOODS CORP.

2006 Annual Report

Country Home
Pretzel Fillers
ICEE
Minute Maid
CALIFORNIA
SLUSH PUPPIE
READI-BAKE
LUIGI'S
Minute Maid
ORANGE·CHERRY·GRAPE
90% JUICE
JUICE BARS

Years of Growth

Profile

J&J Snack Foods Corp. is a manufacturer, marketer and distributor of an expanding variety of nutritional, popularly priced, branded niche snack foods and beverages for the food service and retail supermarket industries. The Company is listed on the NASDAQ Global Select Market as "JJSF", and serves both national and international markets.

Our growing portfolio of products includes soft pretzels, frozen beverages, frozen juice treats and desserts; churros, a cinnamon pastry, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these nutritional and tasty products in a variety of settings where people work, play, travel and shop.

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our four business groups; Food Service, Frozen Beverages, Retail Supermarket, and The Restaurant Group, contributed to our 35th consecutive year of record sales in fiscal 2006.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

Financial Highlights

	Fiscal year ended in September						
	2006	2005	2004	2003	2002	2001	2000
	(in thousands except per share data)						
Net Sales	$514,831	$457,112	$416,390	$364,867	$353,167	$338,335	$296,682
Net Earnings	$ 29,450	$ 26,043	$ 22,710	$ 19,902	$ 18,118	$ 11,476	$ 9,866
Total Assets	$349,608	$305,924	$277,424	$238,470	$220,086	$224,491	$230,039
Long-Term Debt	$ —	$ —	$ —	$ —	$ —	$ 20,304	$ 42,461
Stockholders' Equity	$262,073	$234,782	$210,036	$183,584	$166,703	$144,143	$133,274
Common Share Data							
Earnings Per Diluted Share	$ 1.57	$ 1.40	$ 1.24	$ 1.10	$ 1.00	$ .60	$ .55
Earnings Per Basic Share	$ 1.60	$ 1.43	$ 1.27	$ 1.13	$ 1.04	$ .70	$ .58
Book Value Per Share	$ 14.23	$ 12.85	$ 11.67	$ 10.43	$ 9.48	$ 8.46	$ 7.83
Common Shares Outstanding At Year End	18,408	18,272	18,012	17,514	17,806	17,272	17,044
Cash Dividends Declared Per Share	$ .30	$ .25	$ —	$ —	$ —	$ —	$ —

NET SALES
(In Thousands)

NET EARNINGS
(In Thousands)

STOCKHOLDERS' EQUITY
(In Thousands)

President's Letter

J&J Snack Foods
"The story so far..."

"Street kid turned entrepreneur buys bankrupt South Jersey based soft pretzel company in 1971. First year sales for the tiny company, about $400 thousand, with 8 employees... creates SUPERPRETZEL Brand and hand selects talented, hard-working people to share his vision, and the company becomes niche player in multi-billion-dollar snack food industry. Stated strategy of "niche product, low-cost producer, and successful marketing and distribution" becomes a mandate and business model for organization. Acquires other niche products and companies, has successful IPO in 1986 with $18 million in sales. ICEE USA, a west coast specialty drink company, acquired in 1987. Organization gathers momentum through the 90's and further complements sales growth with key licenses, new products, and line extensions. Recognition and awards from industry include six-time selection in *Forbes* "200 Best Small Companies" and opening the NASDAQ market by "ringing the bell" in 2004. At the conclusion of fiscal year 2005, company continues its streak of 34 straight years of sales growth marked with ambitious plans for its 35th anniversary year in 2006."

To our Shareholders and Friends:
35 and celebrate...

Shhhhh... Shhhhh.... We have a celebration going on... But shhh... not too loud or too long.

We had something to celebrate this past year as we achieved record sales and earnings as we completed our 35th anniversary year. We certainly did!! But the celebration can only be brief, even if it is hearty, as we set our goals and focus on continuing this proud and remarkable record we are developing. I know numbers can sometimes be skewed and maybe spun, but there's something to shout about in these numbers.

FOR FISCAL YEAR 2006

- Net sales climbed 13% to $514.8 million.
- Net earnings rose 13% to $29.5 million.
- Operating income increased 12% to $45.1 million.
- Earnings per share increased 12% to $1.57.

While we benefited this past year by virtue of a 14-week fourth quarter or 53-week year, the outstanding performance of our business groups made this happen. Our 35th year anniversary is a record setting year again!!

35 YEARS OF GROWTH

- 35 straight years of sales growth
- 35 straight profitable years
- 140 straight quarters of sales increases
- 140 straight quarters of profitability

FOOD SERVICE

Our Food Service segment had an outstanding year again!! Soft pretzel sales led by our SUPERPRETZEL Brand were up 14% for the year. Frozen juice bar and dessert sales climbed 12% for the year, led by new products being sold through school food service and health care feeding. Bakery sales were up 12% for the year and Churro sales climbed sharply through geographic expansion.

RETAIL

Supermarket sales increased 11% for the year overall. All retail category sales grew, led by frozen juice bars and ices, including LUIGI'S and MINUTE MAID, with new flavors and packages.

FROZEN BEVERAGES

ICEE and frozen beverages and related product sales were up 11% for the year. We acquired the Hawaii ICEE distributorship in January of 2006, and in May, we acquired the assets and business of SLUSH PUPPIE from Dr Pepper/7-Up Inc. in a cash transaction. SLUSH PUPPIE, together with our leading ICEE Brand, give us the #1 and #2 brands of frozen beverages, both carbonated and uncarbonated. In addition, our managed service business continues to grow.

"200 BEST" COMPANIES AGAIN

At the close of our fiscal year *Forbes* magazine notified us that we had again been selected as one of the "200 Best Small Companies in America." This marks the 6th time and the 4th year in a row that we were chosen. We salute our people who are responsible for achieving this kind of distinction. Importantly, we salute this country - our USA - for providing opportunities that allow for our success.

GOTTA GO... CELEBRATION OVER.

We are on to our new challenges. 36 anyone??

With pride and respect for my people,
customers and friends,

Sincerely,

Gerald B. Shreiber
President and Chairman
December 1, 2006

Gerry Shreiber narrating at a salute to America celebration September, 2006.

J & J SNACK FOODS CORP.
2006 FORM 10-K ANNUAL REPORT

Back to Contents

PART I

Item 1. Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, ICEE, BARQ’S*, MINUTE MAID**, and CHILL*** brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake, popcorn and bakery products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen uncarbonated beverage.

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

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST, SANDWICH TWIST, CINNAPRETZEL* and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 24% of the Company’s revenue in fiscal years 2006 and 2005 and 25% in 2004.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed under the LUIGI’S, ICEE, BARQ’S, MINUTE MAID, SHAPE UPS, CHILL and MAMA TISH’S brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 14% of the Company’s revenue in fiscal years 2006, 2005 and 2004.

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

*	CINNAPRETZEL is a registered trademark of Cinnabon, Inc.

Back to Contents

LUIGI’S Real Italian Ice, LUIGI’S Sherbet, CHILL, MAMA TISH’S Italian Ice and Sorbets are manufactured from water, sweeteners and fruit juice concentrates in various flavors and are packaged in plastic cups and in squeeze-up tubes.

ICEE Squeeze-Up Tubes are designed to capture the frozen taste of a traditional ICEE drink. They are packaged in three- and four-ounce squeeze-up tubes.

MINUTE MAID Soft Frozen Lemonade and FRUIT & CREAM SWIRL and BARQ’S FLOATZ are packaged in squeeze-up tubes and cups.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S brand name. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 4% of the Company’s sales in fiscal year 2006 and 3% in 2005 and 2004 respectively. Churros are Hispanic donuts in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit- and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY, READI-BAKE, COUNTRY HOME and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily cookies, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 28% of the Company’s sales in fiscal years 2006 and 2005 and 27% in 2004.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are ICEE PEAK, JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in the Food Service, The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 19% of revenue in fiscal 2006, 20% in fiscal 2005 and 22% in fiscal 2004.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE and ARCTIC BLAST brands at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999, the Company began providing installation and maintenance service only to a large, quick-service restaurant and others, which resulted in the increase of customer-owned beverage dispensers beginning in 1999. The Company also provides managed service and sells equipment in its Frozen Beverages segment, revenue from which amounted to 9% and 8% of the Company’s sales in fiscal years 2006 and 2005, respectively. In fiscal 2006, through an acquisition, the Company began to sell frozen uncarbonated beverages under the SLUSH PUPPIE brand through a distributor network.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 72,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to all the continental United States (except for portions of eleven states) as well as internationally.

Back to Contents

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

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia and Solon, Ohio. Frozen beverages are distributed from 97 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are

Back to Contents

shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company-operated tractor trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months and sales of the Company’s retail stores are generally higher in the Company’s first quarter during the holiday shopping season.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAMA TISH’S and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S for its churros; ARCTIC BLAST and SLUSH PUPPIE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI- BAKE, COUNTRY HOME and CAMDEN CREEK for its bakery products.

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

Supplies

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased from The Coca-Cola Company, Dr Pepper/Seven Up, Inc., the Pepsi Cola Company, and Western Syrup Company. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc. and Lancer FBD.

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

Back to Contents

The Company competes with large soft drink manufacturers for counter and floor space for its frozen beverage dispensing machines at retail locations and with products which are more widely known than the ICEE, SLUSH PUPPIE and ARCTIC BLAST frozen beverages.

The Company competes with a number of other companies in the frozen juice treat and dessert and bakery products markets.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $7,889,000, $7,034,000 and $5,694,000 in years 2006, 2005 and 2004, respectively. At September 30, 2006, the total assets of our foreign operations were approximately $5.3 million or 2% of total assets.

Employees

The Company has approximately 2,300 full- and part-time employees as of September 30, 2006. Certain production and distribution employees at the Pennsauken and Bridgeport, New Jersey plants are covered by a collective bargaining agreement which expires in September 2009.

The production employees at our Atlanta, Georgia plant are covered by a collective bargaining agreement which expires in January 2008. The Company considers its employee relations to be good.

Available Information

The Company’s internet address is www.jjsnack.com. On the investor relations section of its website, the Company provides free access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant may also impair our business operations. Following is a discussion of known potentially significant risks which could result in harm to our business, financial condition or results of operations.

Risks of Shortages or Increased Cost of Raw Materials

We are exposed to the market risks arising from adverse changes in commodity prices affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income.

Back to Contents

General Risks of the Food Industry

Food processors are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels; federal, state and local food processing controls or other mandates; consumer product liability claims; and risks of product tampering. The increased buying power of large supermarket chains, other retail outlets and wholesale food vendors tend to resist price increases and could alter the pattern of customer inventory levels and access to shelf space.

Environmental Risks

The disposal of solid and liquid waste material resulting from the preparation and processing of foods are subject to various federal, state and local laws and regulations relating to the protection of the environment. Such laws and regulations have an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of upgraded or new waste treatment facilities.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditures by us, some of which could be material.

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 45% of our sales during fiscal 2006 with our largest customer accounting for 8% of our 2006 sales. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

Competition

Our businesses operate in highly competitive markets. We compete against national and regional manufacturers and distributors on the basis of price, quality, product variety and effective distribution. Many of our major competitors on the market are larger and have greater financial and marketing resources than we do. Increased competition and anticipated actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results. See “Competition” in Item 1 for more information about our competitors.

Risks Relating to Manufacturing

Our ability to purchase, manufacture and distribute products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemic, political upheaval, strikes or other reasons could impair our ability to manufacture or distribute our products.

Our Certificate of Incorporation may inhibit a change in control that you may favor

Our Certificate of Incorporation contains provisions that may delay, deter or inhibit a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in

Back to Contents

connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

–	a classified Board of Directors;

–	the requirement that our shareholders may only remove Directors for cause;

–	limitations on share holdings and voting of certain persons;

–	special Director voting rights; and

–	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, suppliers, creditors and the local communities in which we operate.

Risks Relating to the Control by Gerald B. Shreiber

Gerald B. Shreiber is the founder of the Company and the current beneficial owner of 24% of its outstanding stock. Our Certificate of Incorporation provides that he has three votes on the Board of Directors (subject to certain adjustments). Therefore, he and one other director have voting control of the Board. The performance of this Company is greatly impacted by his leadership and decisions. His voting control reduces the restrictions on his actions. His retirement, disability or death will have a significant impact on our future operations.

Risk Related to Product Changes

There are risks in the marketplace related to trade and consumer acceptance of product improvements, packing initiatives and new product introductions.

Risks Related to Change in the Business

Our ability to successfully manage changes to our business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions, will directly affect our results of operations.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $7,889,000, $7,034,000 and $5,694,000 in years 2006, 2005 and 2004, respectively. At September 30, 2006, the total assets of our foreign operations were approximately $5.3 million or 2% of total assets.

Seasonality and Quarterly Fluctuations

      Our sales are affected by the seasonal demand for our products. Demand is greater during the summer months primarily as a result of the warm weather demand for our ICEE and frozen juice bar products. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.

Item 1B. Unresolved Staff Comments

We have no unresolved SEC staff comments to report.

Back to Contents

Item 2.	Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 70% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company also leases, through September 2011, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

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

The Company’s primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2017. The Company leases an additional 45,000 square feet of office and warehouse space adjacent to its manufacturing facility through November 2017. The manufacturing facility operates at approximately 70% of capacity.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2010. The facility operates at about 50% of capacity.

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility located on three acres in Scranton, Pennsylvania. The facility, which was expanded from 26,000 square feet in 1998, operates at approximately 75% of capacity.

The Company leases a 29,635 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2017. The facility operates at approximately 65% of capacity.

The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2011. The facility operates at approximately 80% of capacity. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2016.

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2007 with options to extend the term. The facility operates at approximately 60% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in two buildings totaling 94,320 square feet. The buildings are leased through December 2011. The manufacturing facility operates at approximately 40% of capacity.

The Company’s Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are owned and located in an 11,000 square foot building in Lancaster, Pennsylvania.

The Company also leases approximately 125 warehouse and distribution facilities in 44 states, Mexico and Canada.

Item 3.	Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Back to Contents

Item 4.	Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 30, 2006.

Back to Contents

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 24, 2005 and September 30, 2006.

	High	Low

Fiscal 2005
First quarter	$24.68	$20.13
Second quarter	25.20	21.55
Third quarter	27.52	22.43
Fourth quarter	30.00	25.48

Fiscal 2006
First quarter	$32.34	$26.55
Second quarter	35.22	29.09
Third quarter	35.51	29.76
Fourth quarter	33.94	28.58

On November 20, 2006, there were 18,498,826 shares of common stock outstanding. Those shares were held by approximately 2,600 beneficial shareholders and shareholders of record.

A 2-for-1 stock split per common share was distributed January 5, 2006 to shareholders of record on December 15, 2005. All share amounts in this Form 10-K reflect the stock split.

The Company paid cash dividends of $5,273,000 and $3,400,000 in fiscal years 2006 and 2005, respectively.

The Company’s Board of Directors declared a cash dividend of $.075 per common share payable October 5, 2006 to shareholders of record on September 15, 2006, and a cash dividend of $.085 per common share payable January 4, 2007 to shareholders of record on December 15, 2006. The cash dividend of $.085/share represents a 13% increase from the previous quarterly dividend rate of $.075/share. The Company anticipates that its Board of Directors will continue to declare quarterly cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors.

The Company did not repurchase any of its common stock in fiscal years 2006, 2005 and 2004.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Item 6.	Selected Financial Data
	Fiscal year ended in September (In thousands except per share data)

	2006	2005	2004	2003	2002

Net Sales	$514,831	$457,112	$416,588	$364,567	$353,187
Net Earnings	$29,450	$26,043	$22,710	$19,902	$18,113
Total Assets	$340,808	$305,924	$277,424	$239,478	$220,036
Long-Term Debt	$—	$—	$—	$—	$—
Stockholders’ Equity	$262,873	$234,762	$210,096	$182,564	$168,709

Common Share Data
Earnings Per Diluted Share	$1.57	$1.40	$1.24	$1.10	$1.00
Earnings Per Basic Share	$1.60	$1.43	$1.27	$1.13	$1.04
Book Value Per Share	$14.23	$12.85	$11.67	$10.43	$9.48
Common Shares Outstanding At Year End	18,468	18,272	18,012	17,514	17,806
Cash Dividends Declared Per Common Share	$.30	$.25	$—	$—	$—

Back to Contents

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

The Company discloses its significant accounting policies in the accompanying notes to its audited consolidated financial statements.

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

Revenue Recognition — We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis. We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months. We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts. We record offsets to revenue for allowances, end-user pricing adjustments and trade spending. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine the amount of liability to record is cumbersome and subject to inaccuracies. However, we feel that due to constant monitoring of the process, any inaccuracies would not be material. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $8,938,000 and $8,084,000 at September 30, 2006 and September 24, 2005, respectively. The increase in our recorded liability resulted from the general increases in our business.

Back to Contents

Accounts Receivable — We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have 2 to 3 customers with accounts receivable balances of between $1.5 million to $4 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $300,000, $112,000 and $245,000 for the fiscal years 2006, 2005 and 2004 respectively. At September 30, 2006 and September 24, 2005, our accounts receivables were $53,033,000 and $46,261,000, net of an allowance for doubtful accounts of $963,000 and $1,054,000.

Asset Impairment — Goodwill of our restaurant group reporting unit decreased by $52,000 in 2004 and goodwill of our frozen beverages reporting unit increased by $679,000 in 2004. In 2005, goodwill of our food service reporting unit increased by $7,145,000 as a result of the acquisition of Snackworks, LLC and in 2006 by $839,000 as a result of a smaller acquisition. In 2006, goodwill of our frozen beverages reporting unit increased by $3,487,000 as a result of the acquisitions of ICEE of Hawaii and SLUSH PUPPIE.

We have three reporting units with goodwill totaling $57,948,000 as of September 30, 2006. We utilize historical reporting unit cash flows (defined as reporting unit operating income plus depreciation and amortization) as a proxy for expected future reporting unit cash flows to evaluate the fair value of these reporting units. If the fair value estimated substantially exceeds the carrying value of the reporting unit, including the goodwill, if any, associated with that unit, we do not recognize any impairment loss. We do not engage a third party to assist in this analysis as we believe that our in-house expertise is adequate to perform the analysis.

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. The gross carrying amount of intangible assets increased by $5,831,000 in 2005 primarily as a result of the acquisition of $6,080,000 of intangible assets of Snackworks, LLC. The gross carrying amount of intangible assets increased by $17,034,000 in 2006 primarily as a result of the acquisition of $15,188,000 of intangible assets of the SLUSH PUPPIE business. Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount ofthe asset may not be recoverable. Cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Insurance Reserves — We have a self-insured medical plan which covers approximately 1,000 of our employees. We record a liability for incurred but not yet paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 30, 2006 and September 24, 2005 was $1,101,000 and $1,536,000, respectively. Considering that we have stop loss coverage of $125,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2006 and 2005 was $2,800,000 and

Back to Contents

$2,700,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $7,650,000 and $6,450,000 at September 30, 2006 and September 24, 2005, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then thedifference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 1.73. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 30, 2006 and September 24, 2005, we had outstanding letters of credit totaling approximately $8,620,000 and $7,700,000, respectively.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2006 (53 weeks) Compared to Fiscal 2005 (52 weeks)

Net sales increased $57,719,000 or 13% to $514,831,000 in fiscal 2006 from $457,112,000 in fiscal 2005. Adjusting for sales related to the acquisitions of Snackworks, LLC in March 2005, ICEE of Hawaii in January 2006 and SLUSH PUPPIE in May 2006, sales increased approximately 10%, or $43,576,000.

We have four reportable segments, as disclosed in the accompanying notes to the consolidated financial statements: Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

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

Food Service

Sales to food service customers increased $40,044,000 or 14% to $320,167,000 in fiscal 2006. Excluding sales from the acquisition of Snackworks, LLC, sales increased $34,303,000, or 12%. Soft pretzel sales to the food service market increased $12,273,000, or 14%, to $99,581,000 for the 2006 year due primarily to the acquisition of Snackworks, LLC. Excluding Snackworks sales, pretzel sales increased $6,532,000, or 7%, with much of the increase coming from new business generated by Snackworks’ products. Sales of bakery products increased $15,189,000, or 12%, for the year. The increased sales were primarily to our private label and industrial business customers. Two customers accounted for 75% of the sales increase. Churro sales increased 50% to $22,154,000 due primarily to increased sales to one customer. Frozen juice bar and ices sales increased $4,643,000 or 12% to $44,336,000 for the year with sales to school food service customers accounting for most of the increase. The changes in sales throughout the Food Service segment were from a combination of volume changes and price increases.

Retail Supermarkets

Sales of products to retail supermarkets increased $4,601,000 or 11% to $46,948,000 in fiscal 2006. Total soft pretzel sales to retail supermarkets were $22,552,000, an increase of 3% from fiscal 2005 mainly

Back to Contents

due to pricing. Sales of frozen juice bars and ices increased $2,212,000 or 9% to $25,800,000 in 2006 from $23,588,000 in 2005 primarily due to the introduction of several new products. Coupon costs, a reduction of sales, were down $1,778,000, or 46%, for the year, because of decreased distribution of coupons.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 28% primarily due to closings or licensings of 5 stores. At September 30, 2006, we had 13 stores open. Sales of stores open for both years were down 1.7% for the year.

Frozen Beverages

Frozen beverage and related product sales increased $14,586,000 or 11% to $143,819,000 in fiscal 2006. Excluding the benefit of sales from the acquisitions of ICEE of Hawaii and SLUSH PUPPIE, frozen beverages and related product sales would have been up 5% for the year. Beverage sales alone were up 9% for the year. Excluding sales from the acquisitions, beverage sales alone would have been up 1% for the year. Service revenue increased $1,180,000, or 5%, to $25,418,000 for the year as we continue to emphasize growing this part of our business. Machine sales increased $4,327,000 to $17,584,000 for the year. Sales to two customers accounted for more than half of the machine sales increase.

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

Gross profit as a percent of sales decreased .43 of a percentage point to 33% of sales from 34% in 2005. The drop in gross profit percentage resulted from increased sales of lower margin beverage machines in our Frozen Beverage segment, continuing commodity and utility cost increases and slotting expense to introduce new retail supermarket products along with lower unit sales in our base frozen carbonated beverage business. Partially offsetting these factors were increased efficiencies from higher volume and pricing, which included reduced coupon expense in our Retail Supermarkets segment. Our slotting expense for the year was about $1.9 million more in 2006 than in 2005. We were impacted by higher commodity and packaging cost increases of over $4.5 million and higher utility costs of approximately $2.3 million for the year. We expect to continue to be impacted by higher commodity and packaging pricing and higher utility costs over at least the short term.

Total operating expenses increased $12,557,000 to $127,355,000 in fiscal 2006 but as a percentage of sales decreased .37 of a percentage point and were 25% of sales in both years. Marketing expenses dropped .54 of a percentage point to 12% of sales. The decrease in marketing expense as a percent of sales was the result of controlled spending and higher sales throughout all our business. Distribution expenses were 9% of sales in both years even though our gasoline costs increased by over $1 million. Administrative expenses were 4% of sales in both years. Operating expenses this year include an impairment charge of $1,193,000 in the Food Service segment for the writedown of robotic packaging equipment based on a determination made during the year that we would not be able to make the equipment work as intended. Other general income of $76,000 in 2006 compared to other general expense of $430,000, which included expense related to Hurricane Katrina.

Operating income increased $4,815,000 or 12% to $45,064,000 in fiscal 2006 as a result of the aforementioned items. Operating income also benefited by lower group and liability insurance costs of about $1.3 million. Adjusting for share-based compensation expense that would have been recognized in 2005 if Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation had been followed, operating income increased 16%. Adjusting for share-based compensation

Back to Contents

expense that would have been recognized in 2005 if Statement 123(R) had been followed and excluding the impact of the writedown of impaired robotic packaging equipment, operating income increased 19%.

Investment income increased by $1,448,000 to $3,137,000 primarily due to an increase in the general level of interest rates.

The effective income tax rate increased to 39% in fiscal year 2006 from 38% in 2005 due to estimated increases in state tax payments and a lower tax benefit on share-based compensation.

Net earnings increased $3,407,000 or 13% in fiscal 2006 to $29,450,000 or $1.57 per fully diluted share as a result of the aforementioned items. Adjusting for share-based compensation expense that would have been recognized in 2005 if Statement 123(R) had been followed, net earnings increased $4,534,000 or 18%. Adjusting for share-based compensation expense that would have been recognized in 2005 if Statement 123(R) had been followed and excluding the impact of the writedown of impaired robotic packaging equipment, net earnings increased $5,274,000 or 21%.

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

RESULTS OF OPERATIONS

Fiscal 2005 (52 weeks) Compared to Fiscal 2004 (52 weeks)

Net sales increased $40,524,000 or 10% to $457,112,000 in fiscal 2005 from $416,588,000 in fiscal 2004. Adjusting for sales related to the acquisitions of Country Home Bakers, Inc. in 2004 and Snackworks, LLC in 2005, sales increased approximately 5%, or $22,000,000.

We have four reportable segments, as disclosed in the notes to the accompanying consolidated financial statements: Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

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

Back to Contents

Retail Supermarkets

Sales of products to retail supermarkets increased $3,504,000 or 9% to $42,347,000 in fiscal 2005. Total soft pretzel sales to retail supermarkets were $21,839,000, an increase of 19% from fiscal 2004. Approximately one-half of the increase was due to the expansion of PRETZELFILS to additional markets with the balance coming primarily from increased sales of our flagship SUPERPRETZEL brand in existing markets. Sales of frozen juice bars and ices increased $1,166,000 or 5% to $23,588,000 in 2005 from $22,422,000 in 2004 due to an extremely strong fourth quarter during which sales of LUIGI’S Real Italian Ice increased by approximately 50%. Coupon costs, a reduction of sales, were up $876,000, or 29%, for the year.

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

Back to Contents

Interest expense and other increased $26,000 to $136,000 in 2005.

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

On May 26, 2006, The ICEE Company, our frozen carbonated beverage distribution company, acquired the SLUSH PUPPIE branded business from Dr. Pepper/Seven Up, Inc., a Cadbury Schweppes Americas Beverages Company for $18.1 million plus approximately $4.3 in working capital. SLUSH PUPPIE, North America’s leading brand for frozen non-carbonated beverages, is sold through an existing established distributor network to over 20,000 locations in the United States and Canada as well as to certain international markets. Sales of the SLUSH PUPPIE business were approximately $18 million in 2005.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the accompanying consolidated financial statements from their respective acquisition dates.

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, is sufficient to fund future growth and expansion. Based on our past levels of operating cash flow, which has averaged $51,584,000 per year over the past three years, and the strength of our consolidated balance sheet, we believe that we have the capability to borrow in excess of $200,000,000. This is management’s current opinion, which could change over time depending on future events.

Fluctuations in the value of the Mexican peso and the resulting translation of the net assets of our Mexican frozen beverage subsidiary caused a decrease of $46,000 in accumulated other comprehensive loss in 2006 and a decrease of $143,000 in 2005 and an increase of $104,000 in 2004. In 2006, sales of the Mexican subsidiary were $6,285,000 as compared to $5,399,000 in 2005 and $4,308,000 in 2004.

In fiscal years 2006, 2005 and 2004, we did not purchase or retire any of our Company stock.

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.

Back to Contents

There were no outstanding balances under the prior facility at September 30, 2006 and September 24, 2005. The significant financial covenants are:

•	Earnings before interest expense and income taxes divided by interest expense shall not be less than 1.5 to 1.

•	Tangible net worth must initially be more than $170 million.

•	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

•	Total liabilities divided by tangible net worth shall not be more than 2.0 to 1.

We were in compliance with the restrictive covenants described above at September 30, 2006.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal year 2006 and 2005 was $2,800,000 and $2,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 30, 2006 and September 24, 2005, we had outstanding letters of credit totaling approximately $8,620,000 and $7,700,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period (in thousands)
		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt, including current maturities	$—	$—	$—	$—	$—
Purchase commitments	25,113	25,113	—	—	—
Operating leases	37,382	9,924	14,621	6,390	6,447

Total	$62,495	$35,037	$14,621	$6,390	$6,447

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2006 Compared to Fiscal 2005

Cash and cash equivalents and marketable securities available for sale increased $6,601,000, or 9%, to $76,621,000 from a year ago primarily because net cash provided by operating activities of $54,965,000 exceeded cash used for purchases of property, plant and equipment and for purchase of companies by $8,962,000.

Trade receivables increased $6,772,000 or 15% to $53,033,000 in 2006 due primarily to an increased level of business resulting from acquisitions and internal growth. Inventories increased $4,106,000 or 12% to $37,790,000 in 2006. The increases were due primarily to increased levels of business and higher unit costs of inventories.

Net property, plant and equipment decreased $3,598,000 to $85,447,000 because depreciation of fixed assets exceeded purchases of fixed assets and assets acquired in acquisitions.

Other intangible assets, less accumulated amortization increased $15,626,000 to $22,669,000 primarily because of the purchase of intangible assets of $15,188,000 in the SLUSH PUPPIE acquisition.

Goodwill increased $4,326,000 to $57,948,000 primarily as a result of the purchase of SLUSH PUPPIE.

Accounts payable and accrued liabilities increased $4,672,000, or 10% from 2005 to 2006 primarily because of increased levels of business, higher accruals for our insurance reserves and higher income taxes payable.

Back to Contents

Deferred income tax liabilities increased by $224,000 to $18,211,000 which related primarily to amortization of goodwill and other intangible assets.

Common stock increased $4,224,000 to $40,315,000 in 2006 because of the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees and share-based compensation expense.

Net cash provided by operating activities increased $2,321,000 to $54,965,000 in 2006 primarily because of an increase to net earnings of $3,407,000 offset by an increase in working capital of $1,363,000.

Net cash used in investing activities decreased $4,804,000 to $50,629,000 in 2006 from $55,433,000 in 2005 primarily because purchases of marketable securities, net of proceeds from marketable securities, were $12,950,000 lower in 2006 than in 2005 and purchases of property, plant and equipment were $1,893,000 lower in 2006 than in 2005. This was partially offset by $10,176,000 of higher payments in 2006 for purchases of companies.

Net cash used in financing activities of $2,464,000 in 2006 compared to net cash used by financing activities of $1,159,000 in 2005. The increase was primarily caused by the increased payments of cash dividends of $1,873,000 in 2006, in which we paid four quarterly cash dividends compared to three in 2005, the first year in which we paid cash dividends.

In 2006, the major variables in determining our net increase in cash and cash equivalents and marketable securities available for sale were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment and payments for the purchase of companies. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the repurchase of common stock, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition in the current year. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 30, 2006, we may borrow in the future depending on our needs.

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

Back to Contents

Deferred income tax liabilities increased by $1,166,000 to $17,987,000 which related primarily to depreciation of property, plant and equipment.

Common stock increased $3,022,000 to $36,091,000 in 2005 because of the exercise of incentive and nonqualified stock options and stock issued under our stock purchase plan for employees.

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

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 30, 2006, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 30, 2006, the Company had no long-term debt obligations.

Purchasing Risk

The Company’s most significant raw material requirements include flour, shortening, corn syrup, chocolate, and macadamia nuts. The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. Futures contracts are not used in combination with forward purchasing of these raw materials. The Company’s procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

Back to Contents

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 30, 2006 because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act), as amended for financial reporting, as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Back to Contents

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 30, 2006, our internal control over financial reporting is effective.

Additionally, our independent accounting firm, Grant Thornton LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Grant Thornton LLP has issued an attestation report concurring with management’s assessment of internal controls, which is included in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

Back to Contents

PART III

Item 10. Directors And Executive Officers Of The Registrant

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 7, 2007 (2007 Proxy Statement) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2007 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 7, 2007, is incorporated herein by reference.

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company’s principal executive officer and senior financial officer. The Company has also adopted a Code of Business Conduct and Ethics which applies to all employees. The Company will furnish any person, without charge, a copy of the Code of Ethics upon written request to J & J Snack Foods Corp., 6000 Central Highway, Pennsauken, New Jersey 08109, Attn: Dennis Moore. A copy of the Code of Ethics can also be found on our website at www.jjsnack.com. Any waiver of any provision of the Code of Ethics granted to the principal executive officer or senior financial officer may only be granted by a majority of the Company’s disinterested directors. If a waiver is granted, information concerning the waiver will be posted on our website www.jjsnack.com for a period of 12 months.

Item 11. Executive Compensation

Information concerning executive compensation appearing in the Company’s Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 7, 2007 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	65	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	51	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Radano	57	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	46	President of The ICEE Company Subsidiary
Michael Karaban	60	Senior Vice President, Marketing

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2010.

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

Back to Contents

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 30, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,233,000	$16.17	963,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,233,000	$16.17	963,000

Item 13. Certain Relationships And Related Transactions

None to report.

Item 14. Principal Accounting Fees And Services

Information concerning the Principal Accounting Fees and Services in the Company’s 2007 Proxy Statement is incorporated herein by reference.

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

(b)     Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990. (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990.)

3.2**	Revised Bylaws adopted May 17, 2006.

4.3**	Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent.

10.1
Proprietary Exclusive Manufacturing Agreement dated July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc. (Incorporated by reference from the Company’s Form S-1 dated February 4, 1986, file no. 33-2296).

10.2*	J & J Snack Foods Corp. Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 19, 2002.)

10.3* **	Adoption Agreement for MFS Retirement Services, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, effective September 1, 2004.

10.4* **	J & J Snack Foods Corp. Directors’ and Consultants’ Deferred Compensation Plan adopted November 21, 2005.

10.6	Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company’s manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference form the Company’s Form 10-K dated December 17, 1991.)

10.7
Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 21, 1995.)

10.8*	J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).

10.11	Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.
(Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

Back to Contents

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Compensatory Plan
**	Filed Herewith

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

December 6, 2006	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 6, 2006		/s/ Gerald B. Shreiber Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director

December 6, 2006		/s/ Dennis G. Moore Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director

December 6, 2006		/s/ Sidney R. Brown Sidney R. Brown, Director

December 6, 2006		/s/ Peter G. Stanley Peter G. Stanley, Director

December 6, 2006		/s/ Leonard M. Lodish Leonard M. Lodish, Director

Back to Contents

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and
Board of Directors
J & J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J & J Snack Foods Corp. and Subsidiaries as of September 30, 2006 and September 24, 2005, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended September 30, 2006 (53 weeks, 52 weeks, and 52 weeks, respectively). We have also audited management’s assessment, included in the accompanying Form 10-K, that J & J Snack Foods Corp. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J & J Snack Foods Corp. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J & J Snack Foods Corp. and Subsidiaries as of September 30, 2006 and September 24, 2005, and the consolidated results of its operations and its consolidated cash flows for each of the fiscal years in the three-year period ended September 30, 2006 (53 weeks, 52 weeks and 52 weeks) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that J & J Snack Foods Corp. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of

Back to Contents

Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, J & J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in note A to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of September 25, 2005.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 10, 2006
(except Note G to
which the date is
December 1, 2006)

Back to Contents

J & J SNACK FOODS CORP.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 24,
	2006	2005

	(in thousands, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$17,621	$15,795
Marketable securities available for sale	59,000	54,225
Receivables
Trade, less allowances of $963 and $1,054, respectively	53,033	46,261
Other	630	660
Inventories	37,790	33,684
Prepaid expenses and other	1,457	1,215
Deferred income taxes	2,713	2,393

Total current assets	172,244	154,233

Property, Plant and Equipment, at cost	333,838	326,143
Less accumulated depreciation and amortization	248,391	237,098

	85,447	89,045
Other Assets
Goodwill	57,948	53,622
Other intangible assets, net	22,669	7,043
Other	2,500	1,981

	83,117	62,646

	$340,808	$305,924

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$40,835	$37,029
Accrued liabilities	8,502	7,636
Accrued compensation expense	8,367	7,095
Dividends payable	1,385	1,142

Total current liabilities	59,089	52,902

Deferred income taxes	18,211	17,987
Other long-term liabilities	635	273

Stockholders’ Equity
Preferred stock, $1 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,468,000 and 18,272,000 respectively	40,315	36,091
Accumulated other comprehensive loss	(1,964)	(1,918)
Retained earnings	224,522	200,589

	262,873	234,762

	$340,808	$305,924

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of these statements.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal year ended
	September 30,	September 24,	September 25,
	2006	2005	2004
	(53 weeks)	(52 weeks)	(52 weeks)

Net Sales	$514,831	$457,112	$416,588
Cost of goods sold(1)	342,412	302,065	276,379

Gross profit	172,419	155,047	140,209

Operating expenses
Marketing(2)	61,601	57,197	54,585
Distribution(3)	45,331	39,589	33,574
Administrative(4)	19,306	17,582	16,829
Impairment charge	1,193	—	—
Other general expense (income)	(76)	430	29

	127,355	114,798	105,017

Operating income	45,064	40,249	35,192

Other income (expenses)
Investment income	3,137	1,689	566
Interest expense and other	(129)	(136)	(113)

	3,008	1,553	453

Earnings before income taxes	48,072	41,802	35,645
Income taxes	18,622	15,759	12,935

NET EARNINGS	$29,450	$26,043	$22,710

Earnings per diluted share	$1.57	$1.40	$1.24

Weighted average number of diluted shares	18,807	18,600	18,286

Earnings per basic share	$1.60	$1.43	$1.27

Weighted average number of basic shares	18,421	18,194	17,818

(1) Includes share-based compensation expense of $297 for the year ended September 30, 2006.
(2) Includes share-based compensation expense of $576 for the year ended September 30, 2006.
(3) Includes share-based compensation expense of $26 for the year ended September 30, 2006.
(4) Includes share-based compensation expense of $405 for the year ended September 30, 2006.

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of these statements.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Accumulated Other Comprehensive Loss

	Common Stock			Retained Earnings		Comprehensive Income
	Shares	Amount			Total

Balance at September 28, 2003	17,514	$28,143	$(1,957)	$156,378	$182,564
Issuance of common stock upon exercise of stock options	472	4,553	—	—	4,553
Issuance of common stock for employee stock purchase plan	26	373	—	—	373
Foreign currency translation adjustment	—	—	(104)	—	(104)	$(104)
Net earnings	—	—	—	22,710	22,710	22,710

Comprehensive income	—	—	—	—	—	$22,606

Balance at September 25, 2004	18,012	$33,069	$(2,061)	$179,088	$210,096
Issuance of common stock upon exercise of stock options	236	2,577	—	—	2,577
Issuance of common stock for employee stock purchase plan	24	445	—	—	445
Foreign currency translation adjustment	—	—	143	—	143	$143
Dividends declared	—	—	—	(4,542)	(4,542)
Net earnings	—	—	—	26,043	26,043	26,043

Comprehensive income	—	—	—	—	—	$26,186

Balance at September 24, 2005	18,272	$36,091	$(1,918)	$200,589	$234,762
Issuance of common stock upon exercise of stock options	164	2,253	—	—	2,253
Issuance of common stock for employee stock purchase plan	23	556	—	—	556
Foreign currency translation adjustment	—	—	(46)	—	(46)	$(46)
Issuance of common stock under deferred stock plan	9	111	—	—	111
Dividends declared	—	—	—	(5,517)	(5,517)
Share-based compensation	—	1,304	—	—	1,304
Net earnings	—	—	—	29,450	29,450	29,450

Comprehensive income	—	—	—	—	—	$29,404

Balance at September 30, 2006	18,468	$40,315	$(1,964)	$224,522	$262,873

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of this statement.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	September 30,	September 24,	September 25,
	2006	2005	2004
	(53 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$29,450	$26,043	$22,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	22,848	23,215	23,170
Amortization of intangibles and deferred costs	1,760	1,047	898
(Gains) losses from disposals of property & equipment	(131)	150	(33)
Impairment of fixed assets	1,193	—	—
Share-based compensation	1,304	—	—
Deferred income taxes	(96)	(174)	2,394
Changes in assets and liabilities, net of effects from purchase of companies:
(Increase) decrease in accounts receivable	(4,223)	1,048	(6,887)
Increase in inventories	(2,160)	(3,465)	(2,423)
(Increase) decrease in prepaid expenses and other	(167)	139	83
Increase in accounts payable and accrued liabilities	5,187	4,641	7,232

Net cash provided by operating activities	54,965	52,644	47,144

Investing activities:
Purchases of property, plant and equipment	(19,739)	(21,632)	(21,644)
Payments for purchases of companies, net of cash acquired	(26,264)	(16,088)	(12,668)
Proceeds from investments held to maturity	—	—	275
Purchase of marketable securities	(40,825)	(31,725)	(45,500)
Proceeds from sales of marketable securities	36,050	14,000	9,000
Proceeds from disposal of property and equipment	1,046	819	1,628
Other	(897)	(807)	(35)

Net cash used in investing activities	(50,629)	(55,433)	(68,944)

Financing activities:
Proceeds from issuance of common stock	2,809	2,241	3,810
Payments of cash dividend	(5,273)	(3,400)	—

Net cash (used in) provided by financing activities	(2,464)	(1,159)	3,810

Effect of exchange rate on cash and cash equivalents	(46)	143	(104)

Net increase (decrease) in cash and cash equivalents	1,826	(3,805)	(18,094)

Cash and cash equivalents at beginning of year	15,795	19,600	37,694

Cash and cash equivalents at end of year	$17,621	$15,795	$19,600

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

We follow EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $45,331,000, $39,589,000 and $33,574,000 for the fiscal years ended 2006, 2005 and 2004, respectively.

Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) and Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (SAB 104) address certain criteria for revenue recognition. SAB 101 and SAB 104 outline the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Our revenue recognition policies comply with the guidance contained in SABs 101 and 104.

We also sell service contracts covering frozen beverage machines sold. The terms of coverage range between 12 and 60 months. We record deferred income on service contracts which is amortized by the straight-line method over the term of the contracts.

During the years ended September 30, 2006, September 24, 2005 and September 25, 2004, we sold $6,000,000, $5,506,000 and $3,225,000, respectively, of service contracts related to frozen beverage machines. At September 30, 2006 and September 24, 2005, deferred income on service contracts was $1,748,000 and $1,631,000, respectively, of which $183,000 and $273,000 is included in other long-term liabilities as of September 30, 2006 and September 24, 2005, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Service contract income of $5,883,000, $5,728,000 and $3,156,000 was recognized for the fiscal years ended 2006, 2005 and 2004, respectively.

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

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” but it retains many of the fundamental provisions of that Statement. We recorded an impairment charge of $1,193,000 in 2006 in the food service segment for the writedown of robotic packaging equipment based on a determination made during the year that we would not be able to make the equipment work as intended.

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

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 also provides guidance on financial reporting and classification of differences between tax positions taken in a tax return and amounts recognized in the financial statements.

FIN 48 is effective for fiscal years beginning after December 15, 2006; earlier application is encouraged. We are currently evaluating the provisions of FIN 48 to determine its impact on our financial statements.

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

Our calculation of EPS is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

	Fiscal Year Ended September 30, 2006

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$29,450	18,421	$1.60
Effect of Dilutive Securities
Options	—	386	( .03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$29,450	18,807	$1.57

500 anti-dilutive shares have been excluded in the computation of 2006 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 24, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$26,043	18,194	$1.43
Effect of Dilutive Securities
Options	—	406	( .03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$26,043	18,600	$1.40

	Fiscal Year Ended September 25, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$22,710	17,818	$1.27
Effect of Dilutive Securities
Options	—	468	( .03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$22,710	18,286	$1.24

3,400 anti-dilutive shares have been excluded in the computation of 2004 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

13.	Accounting for Stock-Based Compensation

Effective with this fiscal year, the Company follows FASB Statement No. 123(R), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

At September 30, 2006, the Company has two stock-based employee compensation plans. Share-based compensation of $988,000, net of a tax benefit of $316,000, or $.05 per diluted share, was recognized for the year ended September 30, 2006. At September 30, 2006, the Company has unrecognized compensation expense of approximately $1.8 million to be recognized over the next three fiscal years. Reported net income, adjusting for share-based compensation that would have been recognized in 2005 and 2004 if Statement 123(R) had been followed is (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

	Fiscal year ended

	September 30,	September 24,	September 25,
	2006	2005	2004
	(53 weeks)	(52 weeks)	(52 weeks)

Net income, as reported	$29,450	$26,043	$22,710
Less: share-based compensation costs determined under fair-value based method for all awards, net of tax	—	1,127	1,135

Adjusted net earnings	$29,450	$24,916	$21,575

Earnings per share of common stock — basic:
As reported	$1.60	$1.43	$1.27
Share-based compensation	—	( .06)	( .06)

Adjusted net earnings	$1.60	$1.37	$1.21
Earnings per share of common stock — diluted:
As reported	$1.57	$1.40	$1.24
Share-based compensation	—	( .06)	( .06)

Adjusted net earnings	$1.57	$1.34	$1.18

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2006, 2005 and 2004; expected volatility of 34.2% for fiscal year 2006, 27.9% for year 2005 and 30.7% for year 2004; weighted average risk-free interest rates of 4.41%, 3.82% and 3.27%; dividend rate of 1% for years 2006 and 2005 and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 18% was used for year 2006.

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

Advertising costs are expensed as incurred. Total advertising expense was $1,589,000, $1,617,000, and $1,772,000 for the fiscal years 2006, 2005 and 2004, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, chocolate, and macadamia nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 30, 2006, we have approximately $25,000,000 of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $558,000, $574,000 and $365,000 for the fiscal years 2006, 2005 and 2004, respectively.

17.	Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We do not expect to record any such cumulative adjustment.

18.	Reclassifications

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

On March 17, 2005, we acquired all of the assets of Snackworks LLC, d/b/a Bavarian Brothers, a manufacturer of soft pretzels headquartered in Rancho Cucamonga, California for $14.8 million plus approximately $600,000 for inventory. Snackworks operates production facilities in California and Chambersburg, Pennsylvania and markets its products under the brand names SERIOUSLY TWISTED!, BAVARIAN BROTHERS and CINNAPRETZEL. Snackworks sells throughout the continental United States primarily to mass merchandisers and theatres. Annual sales are approximately $11 million. The allocation of the purchase price is as follows:

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

On May 26, 2006, The ICEE Company, our frozen carbonated beverage distribution company, acquired the SLUSH PUPPIE branded business from Dr. Pepper/Seven Up, Inc., a Cadbury Schweppes Americas Beverages Company for $18.1 million plus approximately $4.3 in working capital. SLUSH PUPPIE, North America’s leading brand for frozen non-carbonated beverages, is sold through an existing established distributor network to over 20,000 locations in the United States and Canada as well as to certain

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B — ACQUISITIONS — (Continued)

international markets. Sales of the SLUSH PUPPIE business were approximately $18 million in 2005. The allocation of the purchase price is as follows:

(in thousands)

Working Capital	$4,264
Property, plant and equipment	25
Prepaid license	1,400
Trade names	7,460
Customer relationships	6,180
Covenant not to compete	148
Goodwill	2,987

$22,464

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their acquisition dates.

NOTE C — INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 30, 2006 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(in thousands)
Available for Sale Securities
Equity Securities	$54,000	$—	$—	$54,000
Municipal Government Securities	5,000	—	—	5,000

	$59,000	$—	$—	$59,000

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

Because of the short-term nature of our investment securities held at September 30, 2006 and September 24, 2005, they do not fluctuate from par.

Proceeds from the sale of marketable securities were $36,050,000 and $14,000,000 in the periods ended September 30, 2006, and September 24, 2005, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — INVENTORIES

Inventories consist of the following:

	September 30,	September 24,
	2006	2005

	(in thousands)

Finished goods	$18,398	$16,016
Raw materials	5,415	4,935
Packaging materials	3,803	3,485
Equipment parts and other	10,174	9,248

	$37,790	$33,684

Inventory is presented net of an allowance for obsolescence of $2,330,000 and $1,922,000 as of fiscal year ends 2006 and 2005, respectively.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	September 24,	Estimated
	2006	2005	Useful Lives

	(in thousands)

Land	$556	$556	—
Buildings	4,497	4,497	15-39.5 years
Plant machinery and equipment	108,682	105,815	5-10 years
Marketing equipment	189,925	188,601	5 years
Transportation equipment	2,013	1,271	5 years
Office equipment	9,219	8,966	3-5 years
Improvements	16,264	15,083	5-20 years
Construction in progress	2,682	1,354	—

	$333,838	$326,143

NOTE F — GOODWILL AND INTANGIBLE ASSETS

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarket, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 30, 2006		September 24, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in thousands)
Food Service
Amortized intangible assets Licenses and rights	$9,013	$3,029	$8,913	$1,906

Retail Supermarket
Amortized intangible assets Licenses and rights	$—	$—	$—	$—

The Restaurant Group
Amortized intangible assets Licenses and rights	$—	$—	$—	$—

Frozen Beverages
Indefinite lived intangible assets Licenses and rights	$8,960	$—	$—	$—
Amortized intangible assets Licenses and rights	$8,175	$450	$201	$165

	$17,135	$450	$201	$165

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F — GOODWILL AND INTANGIBLE ASSETS — (Continued)

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. In fiscal year 2005, intangible assets of $6,080,000 were acquired in the Snackworks acquisition. In January 2006, intangible assets of $1,746,000 were acquired in the ICEE of Hawaii acquisition and a product license agreement for $100,000 was entered into by the food service segment. In May 2006, intangible assets of $15,188,000 were acquired in the SLUSH PUPPIE acquisition. Aggregate amortization expense of intangible assets for the fiscal years 2006, 2005 and 2004 was $1,408,000, $822,000 and $443,000.

Estimated amortization expense for the next five fiscal years is approximately $1,900,000 in 2007, $1,800,000 in 2008, $1,600,000 in 2009 and 2010, and $1,500,000 in 2011. The weighted average amortization period of the intangible assets is 10.2 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarkets	Group	Beverages	Total

	(in thousands)

Balance at September 30, 2006	$22,225	$—	$386	$35,337	$57,948

Balance at September 24, 2005	$21,386	$—	$386	$31,850	$53,622

Goodwill of $7,145,000 in the food service segment was acquired in the March 2005 acquisition of Snackworks, LLC. and $839,000 was acquired in an acquisition in August 2006. Goodwill of $500,000 in the frozen beverages segment was acquired in the January 2006 acquisition of ICEE of Hawaii. Goodwill of $2,987,000 in the frozen beverages segment was acquired in the May 2006 acquisition of the SLUSH PUPPIE branded business.

NOTE G — LONG-TERM DEBT

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 30, 2006 and September 24, 2005, there were no outstanding balances under the prior facility.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2006 and 2005 was $2,800,000 and $2,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 30, 2006 and September 24, 2005, we had outstanding letters of credit totaling approximately $8,620,000 and $7,700,000, respectively.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE H — INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended

	September 30,	September 24,	September 25,
	2006	2005	2004

	(in thousands)
Current
U.S. Federal	$15,982	$13,932	$9,441
Foreign	233	210	140
State	2,503	1,791	960

	18,718	15,933	10,541

Deferred
U.S. Federal	(82)	(153)	2,200
State	(14)	(21)	194

	(96)	(174)	2,394

	$18,622	$15,759	$12,935

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended

	September 30,	September 24,	September 25,
	2006	2005	2004

	(in thousands)

Income taxes at statutory rates	$16,825	$14,631	$12,283
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,663	1,170	725
Other, net	134	(42)	(73)

	$18,622	$15,759	$12,935

Deferred tax assets and liabilities consist of the following:

	September 30,	September 24,
	2006	2005

	(in thousands)
Deferred tax assets
Vacation accrual	$908	$831
Insurance accrual	2,883	2,624
Deferred income	138	225
Allowances	1,326	1,181
Other, net	921	666

	6,176	5,527

Deferred tax liabilities
Amortization of goodwill and other intangible assets	8,758	7,428
Depreciation of property and equipment	12,874	13,643
Other, net	42	50

	21,674	21,121

	$15,498	$15,594

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — COMMITMENTS

1.	Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 30, 2006:

	Plants and Offices	Equipment	Total

	(in thousands)

2007	$4,702	$5,222	$9,924
2008	3,991	4,188	8,179
2009	3,577	2,865	6,442
2010	2,949	982	3,931
2011	2,282	177	2,459
2012 and thereafter	6,359	88	6,447

	$23,860	$13,522	$37,382

Total rent expense was $13,418,000, $11,516,000 and $11,220,000 for fiscal years 2006, 2005 and 2004, respectively.

2.	Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2006 and 2005 was $2,800,000 and $2,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 30, 2006 and September 24, 2005, we had outstanding letters of credit totaling approximately $8,620,000 and $7,700,000, respectively.

NOTE J — CAPITAL STOCK

In fiscal years 2004, 2005 and 2006, we did not purchase and retire any shares of our common stock.

NOTE K — STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 800,000 shares reserved under the Plan; options for 263,000 shares remain unissued as of September 30, 2006. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2006, 2005 and 2004 employees purchased 23,205, 23,996 and 25,436 shares at average purchase prices of $23.95, $18.53 and $14.66, respectively.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — STOCK OPTIONS — (Continued)

A summary of the status of our stock option plans as of fiscal years 2006, 2005 and 2004 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options

		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 28, 2003	1,211,258	$11.28	638,000	$9.00
Granted	207,400	20.04	20,000	20.43
Exercised	(437,054)	9.19	(74,000)	5.50
Cancelled	(40,498)	12.24	—	—

Balance, September 25, 2004	941,106	14.06	584,000	9.84
Granted	12,646	23.65	24,354	21.35
Exercised	(177,052)	9.43	(88,000)	5.89
Cancelled	(27,212)	15.14	—	—

Balance, September 24, 2005	749,488	15.28	520,354	11.04
Granted	135,671	29.73	40,000	30.44
Exercised	(111,224)	13.75	(68,000)	6.13
Cancelled	(44,000)	19.70	—

Balance, September 30, 2006	729,935	$17.93	492,354	$13.30
Exercisable Options, September 30, 2006	432,930		408,000

The weighted-average fair value of incentive options granted during fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004 was $9.48, $7.95 and $7.08, respectively. The weighted-average fair value of nonqualified stock options granted during the fiscal years ended September 30, 2006 and September 24, 2005 was $14.79 and $8.80, respectively.

The following table summarizes information about incentive stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices	2006	Life	Price	2006	Price

$ 6.38 – $ 7.94	81,000	4.0 years	$6.49	81,000	$6.49
$10.60 – $15.20	139,932	4.8 years	$10.73	139,932	$10.73
$16.85 – $22.40	372,886	2.2 years	$18.83	211,998	$17.65
$27.42 – $32.98	136,117	4.2 years	$29.66	—	$—

	729,935			432,930

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K — STOCK OPTIONS — (Continued)

The following table summarizes information about nonqualified stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September	Contractual	Exercise	September	Exercise
Exercise Prices	30, 2006	Life	Price	30, 2006	Price

$ 6.19 – $ 7.97	136,000	2.1 years	$7.08	136,000	$7.08
$ 9.63 – $10.88	204,000	2.9 years	$10.27	204,000	$10.27
$19.77 – $29.78	132,354	6.0 years	$21.67	68,000	$19.77
$31.10 – $31.10	20,000	10.0 years	$31.10	—	—

	492,354			408,000

NOTE L — 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,219,000, $1,243,000 and $1,141,000 were made in fiscal years 2006, 2005 and 2004, respectively.

NOTE M — CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal year ended

	September 30,	September 24,	September 25,
	2006	2005	2004

	(in thousands)
Cash paid for:
Interest	$4	$26	$—
Income taxes	17,465	14,734	11,350

NOTE N — SEGMENT REPORTING

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

Food Service

The primary products sold to the food service industry are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — SEGMENT REPORTING — (Continued)

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

Frozen Beverages

We sell frozen beverages to the food service industry, including our restaurant group, primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada.

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N — SEGMENT REPORTING — (Continued)

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

	Fiscal year ended

	September 30,	September 24,	September 25,
	2006	2005	2004

	(in thousands)
Sales to external customers:
Food Service	$320,167	$280,123	$250,523
Retail Supermarket	46,948	42,347	38,843
The Restaurant Group	3,897	5,409	7,623
Frozen Beverages	143,819	129,233	119,599

	$514,831	$457,112	$416,588

Depreciation and Amortization:
Food Service	$13,992	$13,715	$13,504
Retail Supermarket	—	—	—
The Restaurant Group	102	209	422
Frozen Beverages	10,514	10,338	10,142

	$24,608	$24,262	$24,068

Operating Income (Loss):
Food Service	$32,083	$26,401	$21,266
Retail Supermarket	1,945	2,918	2,701
The Restaurant Group	(253)	(314)	(988)
Frozen Beverages	11,289	11,244	12,213

	$45,064	$40,249	$35,192

Capital Expenditures:
Food Service	$11,111	$9,832	$9,294
Retail Supermarket	—	—	—
The Restaurant Group	3	45	22
Frozen Beverages	8,625	11,755	12,328

	$19,739	$21,632	$21,644

Assets:
Food Service	$218,834	$209,734	$183,740
Retail Supermarket	—	—	—
The Restaurant Group	838	1,010	1,461
Frozen Beverages	121,136	95,180	92,223

	$340,808	$305,924	$277,424

Back to Contents

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 30, 2006

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)

	(in thousands, except per share information)

1st Quarter	$108,571	$33,117	$3,010	$.16
2nd Quarter	112,044	35,226	4,137.22
3rd Quarter	140,132	50,733	10,786.57
4th Quarter	154,084	53,343	11,517.61

Total	$514,831	$172,419	$29,450	$1.57

	Fiscal Year Ended September 24, 2005

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)

	(in thousands, except per share information)

1st Quarter	$98,521	$29,996	$2,482	$.13
2nd Quarter	99,350	32,196	3,790.20
3rd Quarter	129,452	46,275	9,879.53
4th Quarter	129,789	46,580	9,892.53

Total	$457,112	$155,047	$26,043	$1.40

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

(1) Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

J&J Snack Foods Corp. and Subsidiaries

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of J&J Snack Foods Corp. and Subsidiaries referred to in our report dated November 10, 2006 (except for Note G, as to which the date is December 1, 2006), which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     /s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 10, 2006 (except for Note G, as to which the date is December 1, 2006)

S-1

Back to Contents

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Opening Balance	Charged to expense			Closing Balance
Year	Description			Deductions

2006	Allowance for doubtful accounts	$1,054,000	$300,000	$391,000	(1)	$963,000
2005	Allowance for doubtful accounts	1,104,000	112,000	162,000	(1)	1,054,000
2004	Allowance for doubtful accounts	991,000	245,000	132,000	(1)	1,104,000
2006	Inventory Reserve	1,922,000	408,000	—		2,330,000
2005	Inventory Reserve	1,131,000	791,000	—		1,922,000
2004	Inventory Reserve	617,000	514,000	—		1,131,000

(1) Write-off of uncollectible accounts receivable.

S-2

1971
- September 27 - Gerald B. Shreiber purchases J&J Soft Pretzel Co. at bankruptcy auction. J&J Snack Foods Corp. established in Pennsauken, N.J.

1972
- Los Angeles branch opens. Business activity is initiated in Western U.S.

1973
- SUPERPRETZEL Soft Pretzel trademark registered.
- Sales break $1 million mark.

1974
- J&J introduces enclosed soft pretzel display case.

1975
- Plant expanded, production capacity doubled.

1976 - 77
- National network of distributors developed. Soft pretzel markets expanded.

1978
- Acquisition of two soft pretzel manufacturers give J&J a national presence:
  - Frampton Corp. - St. Louis, MO
  - Pretzel Man Corp. - Los Angeles, CA
- "King Size" soft pretzels introduced.

1980 - 81
- Churro product acquired from subsidiary of Rapid American Corp. TIO PEPE's Churros created.

1982
- Exclusive licensed rights for the manufacture and sale of AMF pretzel twisters acquired.

1983 - 84
- New building acquired and major expansion completed. Capacity increases fourfold.
- Acquisition of BAF Soft Pretzel Co. (formerly Bachman Soft Pretzel Co.)
- SUPER JUICE Juice Bar product line introduced.

1985 - 86

- J&J expands into retail supermarket business.
- Company completes successful IPO of 800,000 shares. Stock is traded on NASDAQ.
- DUTCHIE soft pretzel business acquired.
- Southern Food Products acquired and western soft pretzel operations relocated to its facility in Vernon, CA.

1987
- Sales go over $25 million.
- At first Annual Shareholders' Meeting, Gerald B. Shreiber, Chairman, announces $100 million sales goal by 1992.
- Company completes successful $20 million Convertible Debenture offering.
- Interest in ICEE-USA is acquired, adding Frozen Carbonated Beverages.
- J&J acquires FROSTAR frozen novelties from Schwan's.

1988
- J&J is recognized by Forbes magazine as one of the "200 Best Small Companies."
- Acquisitions of:
  - Trotter Soft Pretzel Co.
  - Western Syrup
  - American Snack Foods
  - MIA Products Co.

1989
- New generation of soft pretzel twisters developed. King size soft pretzel production automated.
- $29 million Convertible Debentures converted to common stock 2 years after issuance.

1990
- Acquisition of Michigan Carbonic Company (Frozen Coke).

1991
- Company logo updated.
- Additional common stock offering raises $29 million.
- Sales exceed $100 million.
- J&J is again recognized by Forbes Magazine.

1992
- SOFTSTIX Cheese Filled Soft Pretzel Sticks introduced.
- ARCTIC BLAST frozen carbonated beverage introduced.

1993
- New 194,000 square foot state-of-the-art distribution center opened at Pennsauken facility.

1994
- Acquisitions of:
  - The Funnel Cake Factory, Inc.
  - Bavarian Soft Pretzels, Inc.

1995
- ICEE international rights acquired.

1996
- Acquisitions of:
  - Pretzel Gourmet Corp.
  - Mazzone Enterprises, Inc.
  - Bakers Best Snack Food Corp.
- New frozen warehouse and distribution center opened in Vernon, CA.

1997
- Acquisitions of:
  - Pretzels, Inc.
  - Mama Tish's International Foods.

1998
- Acquisition of National ICEE Corp.
- MRS. GOODCOOKIE ready-to-bake cookies are introduced.

1999
- Acquisition of CAMDEN CREEK BAKERY.
- Frozen novelties are introduced under the ICEE brand.

LUIGI'S
REAL ITALIAN ICE

2000
- J&J launches a line of frozen desserts under the MINUTE MAID brand.
- SUPERPRETZEL merchandiser/display is updated with a new look for the millenium.

ICEE

2001
- Acquisition of Uptown Bakeries.
- PRETZEL FILLERS, filled and topped soft pretzels, are introduced.

2002
- Gourmet Twists topped soft pretzels introduced.
- Barq's Frozen Root Beer Float introduced.
- Sales reach $353 Million.

2003
- PRETZELFILS introduced.
- Recognized by Forbes again.

2004
- Acquisition of Country Home Bakers.
- Baseball great Roger Clemens joins our team as spokesperson.
- Recognized by Forbes again.

2005
- Snackworks soft pretzel business acquired.
- Recognized by Forbes again.

2006
- Hawaii ICEE business acquired.
- SLUSH PUPPIE acquired.
- Forbes names J&J on the "200 Best" for fourth consecutive year, sixth time overall.
- Sales surpass $500 million.

Corporate Information

OFFICERS

Robert M. Radano
Senior Vice President and
Chief Operating Officer

Michael Karaban
Senior Vice President, Marketing

John Griffith
Vice President, Information Systems

Harry Frampton
Vice President, Human Resources

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Vice President,
Emerging Growth Equities, Ltd.

Leonard M. Lodish, Ph.D. (1)(2)(3)
Samuel R. Harrell Professor,
Marketing Department and Vice Dean,
Wharton West of the Wharton School,
University of Pennsylvania

OFFICERS OF SUBSIDIARY COMPANIES

J&J SNACK FOODS SALES CORP.

Cliff Best
Vice President, Distributor Sales

Barbara Dowd
Regional Vice President, Foodservice Sales

John Duckett
Vice President, Service & Assembly

Tom Hester
Vice President/General Manager
Uptown Bakeries

Paul Klingsmith
Vice President, Sales - Frozen Desserts

Gerard Law
Vice President, Western Operations

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Robert J. Pape
Vice President, Sales -Retail

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales -Food Service

Thomas Weber
Vice President, Operations

NIA PRODUCTS

T.J. Cousins
Vice President/General Manager

Ernest Fagin
Vice President, Research & Development

The ICEE COMPANY

Dan Fachner
President

Kent Galloway
Vice President and Chief Financial Officer

Scott Carter
Vice President, Operations

Lou Florentino
Vice President, Service Development

David Lauder
Vice President, Controller

Rick Mayler
Vice President/General Manager
Central Zone

Dan O' Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Mark Winterhalter
Vice President/General Manager
Eastern Zone

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzalez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

COUNTRY HOME BAKERS, INC.

Charles Tomasulo
Vice President, Sales - READI-BAKE

Mike Harrison
Vice President, General Manager

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2006	HIGH	LOW
1st Quarter	$32.14	$28.55
2nd Quarter	36.22	29.90
3rd Quarter	35.41	30.70
4th Quarter	41.84	33.88
FISCAL 2005	HIGH	LOW
1st Quarter	$24.48	$20.13
2nd Quarter	26.38	21.80
3rd Quarter	27.42	22.40
4th Quarter	30.00	25.40

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ National Market System with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Blank Rome, LLP
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for
Tuesday, February 7, 2007
at 10:00 AM at the Holiday Inn,
2175 Marlton Pike, Cherry Hill, NJ

FORM 10-K

Copies of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K may be obtained without charge by writing to:

J&J Snack Foods Corp.
6000 Central Highway
Pennsauken, NJ 08109
Attention: Dennis G. Moore

or by accessing our website www.jjsnack.com on which our SEC filings are made available or by going to the SEC's Public Reference Room to Read and copy filings or by accessing the SEC's website, www.sec.gov.

J&J SNACK FOODS CORP.

SuperPretzel Soft Pretzels | ICEE | Minute Maid Orange·Cherry·Grape 90% Juice Juice Bars

The Funnel Cake Factory | LUIGI'S | Mrs. GoodCookie

SuperPretzel Pretzelfils salted soft pretzel sticks | Pretzel Fillers Stuffed soft pretzels | Arctic Blast

Camden Creek Bakery | Minute Maid Soft Frozen Lemonade | Uptown Bakeries

Gourmet Twists | READI-BAKE | Texas Twist

Bakers Best | Cinnabon CinnaPretzel | Churros Pastry Stix

California Natural | Country Home | Slush Puppie

"Minute Maid" is a registered trademark of The Coca Cola Company. "Cinnabon" design and logo, and CinnaPretzel, are registered trademarks of Cinnabon, Inc.

www.jjsnack.com