Form 10-Q
period 2006-12-30
J&J SNACK FOODS CORP
filed 2007-01-25
CIK 785956

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 30, 2006

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

                |X|   Yes                               |_|   No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                |X|   Yes                               |_|   No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                |_|   Yes                               |X|   No

      As of January 22, 2007, there were 18,540,788 shares of the Registrant's Common Stock outstanding.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I. Financial Information

  Item l. Consolidated Financial Statements

    Consolidated Balance Sheets - December 30, 2006 (unaudited) and
      September 30, 2006                                                     3

    Consolidated Statements of Earnings (unaudited)- Three Months Ended
      December 30, 2006 and December 24, 2005                                5

    Consolidated Statements of Cash Flows(unaudited)-
      Three Months Ended December 30, 2006 and December
      24, 2005                                                               6

      Notes to the Consolidated Financial Statements                         7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      17

  Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                               20

  Item 4. Controls and Procedures                                           21

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                                  22

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS

                                          December 30,   September 30,
                                              2006           2006
                                          ------------   -------------
                                           (Unaudited)
Current assets
  Cash and cash equivalents                 $ 22,042        $ 17,621
  Marketable securities                       53,125          59,000
  Accounts receivable, net                    44,449          53,663
  Inventories                                 42,691          37,790
  Prepaid expenses and other                   1,793           1,457
  Deferred income taxes                        2,743           2,713
                                            --------        --------
                                             166,843         172,244
                                            --------        --------

Property, plant and equipment, at cost
  Land                                           556             556
  Buildings                                    4,497           4,497
  Plant machinery and equipment              109,619         108,682
  Marketing equipment                        190,953         189,925
  Transportation equipment                     2,074           2,013
  Office equipment                             9,364           9,219
  Improvements                                16,294          16,264
  Construction in progress                     3,105           2,682
                                            --------        --------
                                             336,462         333,838
    Less accumulated depreciation and
      amortization                           250,843         248,391
                                            --------        --------
                                              85,619          85,447
                                            --------        --------

Other assets
  Goodwill                                    57,948          57,948
  Other intangible assets, net                22,191          22,669
  Prepaid acquisition costs                    2,841              --
  Other                                        2,644           2,500
                                            --------        --------
                                              85,624          83,117
                                            --------        --------
                                            $338,086        $340,808
                                            ========        ========

See accompanying notes to the consolidated financial statements.

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - Continued
                                 (in thousands)

  LIABILITIES AND                      December 30,   September 30,
STOCKHOLDERS' EQUITY                       2006            2006
------------------------------------   ------------   -------------
                                        (unaudited)
Current liabilities
  Accounts payable                       $ 38,241       $ 40,835
  Accrued liabilities                       7,846          8,502
  Accrued compensation expense              5,363          8,367
  Dividends payable                         1,574          1,385
                                         --------       --------
                                           53,024         59,089
                                         --------       --------
Deferred income taxes                      18,211         18,211
Other long-term liabilities                   614            635
                                         --------       --------
                                           18,825         18,846
                                         --------       --------
Stockholders' equity
Capital stock
  Preferred, $1 par value;
    authorized, 10,000
    shares; none issued                        --             --
  Common, no par value;
    authorized 50,000
    shares; issued and
    outstanding, 18,515 and
    18,468 shares, respectively            41,375         40,315
Accumulated other comprehensive loss       (1,891)        (1,964)
Retained earnings                         226,753        224,522
                                         --------       --------
                                          266,237        262,873
                                         --------       --------
                                         $338,086       $340,808
                                         ========       ========

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

See accompanying notes to the consolidated financial statements.

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                          Three Months Ended
                                     ---------------------------
                                     December 30,   December 24,
                                         2006           2005
                                     ------------   ------------
Net Sales                              $114,142       $108,571

Cost of goods sold(1)                    78,894         75,454
                                       --------       --------
  Gross profit                           35,248         33,117
                                       --------       --------
Operating expenses
  Marketing(2)                           14,539         13,697
  Distribution(3)                        10,941         10,356
  Administrative(4)                       4,650          4,795
  Other general (income) expense            (17)            72
                                       --------       --------
                                         30,113         28,920
                                       --------       --------
Operating income                          5,135          4,197
Other income (expenses)
  Investment income                         987            703
  Interest expense and other                (31)           (29)
                                       --------       --------
  Earnings before income taxes            6,091          4,871
Income taxes                              2,286          1,861
                                       --------       --------
  NET EARNINGS                         $  3,805       $  3,010
                                       ========       ========
Earnings per diluted share             $    .20       $    .16
                                       ========       ========
Weighted average number of diluted
  shares                                 18,895         18,697
                                       ========       ========
Earnings per basic share               $    .21       $    .16
                                       ========       ========
Weighted average number
  of basic shares                        18,539         18,328
                                       ========       ========

(1) Includes share-based compensation expense of $48 and $59 for the three months ended December 30, 2006 and December 24, 2005, respectively.

(2) Includes share-based compensation expense of $141 and $115 for the three months ended December 30, 2006 and December 24, 2005, respectively.

(3) Includes share-based compensation expense of $10 and $5 for the three months ended December 30, 2006 and December 24, 2005, respectively.

(4) Includes share-based compensation expense of $111 and $81 for the three months ended December 30, 2006 and December 24, 2005, respectively.

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

See accompanying notes to the consolidated financial statements.

                    J & J SNACK FOODS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (in thousands)

                                               Three Months Ended
                                          ---------------------------
                                          December 30,   December 24,
                                              2006           2005
                                          ------------   ------------
Operating activities:
  Net earnings                               $ 3,805       $  3,010
Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Depreciation and amortization
      of fixed assets                          5,625          5,651
    Amortization of intangibles
      and deferred costs                         592            400
    Share-based compensation                     310            260
    Deferred income taxes                        (30)           (11)
    Other                                        (24)             4
    Changes in assets and liabilities,
      net of effects from purchase of
      companies
        Decrease in accounts receivable        9,251          2,779
        Increase in inventories               (4,799)        (2,980)
        Increase in prepaid expenses            (336)          (296)
        (Decrease) increase in accounts
        payable and accrued liabilities       (6,275)         3,830
                                             -------       --------
    Net cash provided by operating
      activities                               8,119         12,647
                                             -------       --------
Investing activities:
  Purchase of property, plant
    and equipment                             (5,985)        (4,709)
  Payments for purchases of companies,
    net of cash acquired                      (2,841)            --
  Purchase of marketable securities           (7,000)       (13,325)
  Proceeds from sale of marketable
    securities                                12,875          5,900
  Proceeds from disposal of
    property and equipment                       212            145
  Other                                         (395)          (150)
                                             -------       --------
  Net cash used in investing
    activities                                (3,134)       (12,139)
                                             -------       --------
Financing activities:
  Proceeds from issuance of stock                748            338
  Payments of cash dividend                   (1,385)        (1,142)
                                             -------       --------
    Net cash used in financing
      activities                                (637)          (804)
                                             -------       --------
    Effect of exchange rate on cash
      and cash equivalents                        73             53
                                             -------       --------
    Net increase (decrease) in cash
      and cash equivalents                     4,421           (243)
                                             -------       --------
Cash and cash equivalents at
  beginning of period                         17,621         15,795
                                             -------       --------
Cash and cash equivalents at
  end of period                              $22,042       $ 15,552
                                             =======       ========

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

       The results of operations for the three months ended December 30, 2006 and December 24, 2005 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

       While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Note 4 Our calculation of earnings per share in accordance with SFAS No. 128, "Earnings Per Share," is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

                                  Three Months Ended December 30, 2006
                                ----------------------------------------
                                    Income         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount
                                ------------   -------------   ---------
                                (in thousands, except per share amounts)
Basic EPS
Net Earnings available
  to common stockholders           $3,805          18,539        $ .21
Effect of Dilutive Securities
Options                                --             356         (.01)
                                   ------          ------        -----
Diluted EPS
Net Earnings available to
  common stockholders plus
  assumed conversions              $3,805          18,895        $ .20
                                   ======          ======        =====

108,200 anti-dilutive shares have been excluded from the computation of diluted EPS because the options' exercise price is greater than the average market price of the common stock.

                                  Three Months Ended December 24, 2005
                                ----------------------------------------
                                    Income         Shares      Per Share
                                 (Numerator)   (Denominator)     Amount
                                ------------   -------------   ---------
                                 (in thousands, except per share amounts)
Basic EPS
Net Earnings available
  to common stockholders           $3,010          18,328         $.16

Effect of Dilutive Securities
Options                                --             369           --
                                   ------          ------         ----
Diluted EPS
Net Earnings available to
  common stockholders plus
  assumed conversions              $3,010          18,697         $.16
                                   ======          ======         ====

146,471 anti-dilutive shares have been excluded from the computation of diluted EPS because the options' exercise price is greater than the average market price of the common stock.

Note 5 The Company follows FASB Statement No. 123(R), "Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

       At December 30, 2006, the Company has two stock-based employee compensation plans. Share-based compensation of $144,000, net of a tax benefit of $166,000, or $.01 per share, was recognized for the three months ended December 30, 2006. Share-based compensation of $171,000, net of a tax benefit of $89,000, or $.01 per share, was recognized for the three months ended December 24, 2005. The Company anticipates that share-based compensation will not exceed $1,200,000, net of tax benefits, or approximately $.065 per share for the year ending September 29, 2007.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2007 and 2006: expected volatility of 26% and 34%; risk-free interest rates of 4.53% and 4.37%; dividend rate of .92% and 1.0% and expected lives ranging between 5 and 10 years.

      During the 2007 and 2006 first quarters, the Company granted 108,200 and 152,471 stock options, respectively. The weighted-average grant date fair value of these options was $12.02 and $10.04, respectively.

       Expected volatility for both years is based on the historical volatility of the price of our common shares over the past 53 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

Note 6 In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (SFAS 109).

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

       In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

       Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

       SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

       SAB 108 allows registrants to initially apply the dual approach either by
       (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of October 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

       We do not expect to record any such cumulative adjustment.

Note 7 Inventories consist of the following:

                          December 30,   September 30,
                              2006            2006
                          ------------   -------------
                           (unaudited)
                                 (in thousands)
Finished goods               $22,407        $18,398
Raw materials                  5,705          5,415
Packaging materials            4,244          3,803
Equipment parts & other       10,335         10,174
                             -------        -------
                             $42,691        $37,790
                             =======        =======

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

                                      Three Months Ended
                                 ---------------------------
                                 December 30,   December 24,
                                     2006           2005
                                 ------------   ------------
                                         (unaudited)
                                        (in thousands)

Sales to external customers:
  Food Service                     $ 75,480       $ 74,616
  Retail Supermarket                  8,288          7,236
  The Restaurant Group                  970          1,238
  Frozen Beverages                   29,404         25,481
                                   --------       --------
                                   $114,142       $108,571
                                   ========       ========

Depreciation and Amortization:
  Food Service                     $  3,464       $  3,511
  Retail Supermarket                     --             --
  The Restaurant Group                   18             33
  Frozen Beverages                    2,735          2,507
                                   --------       --------
                                   $  6,217       $  6,051
                                   ========       ========

Operating Income(Loss):
  Food Service(1)                  $  5,836       $  5,628
  Retail Supermarket(2)                 575            257
  The Restaurant Group                  122              1
  Frozen Beverages(3)                (1,398)        (1,689)
                                   --------       --------
                                   $  5,135       $  4,197
                                   ========       ========

Capital Expenditures:
  Food Service                     $  2,331       $  2,670
  Retail Supermarket                     --             --
  The Restaurant Group                    1             --
  Frozen Beverages                    3,653          2,039
                                   --------       --------
                                   $  5,985       $  4,709
                                   ========       ========

Assets:
  Food Service                     $217,868       $217,979
  Retail Supermarket                     --             --
  Restaurant Group                      959          1,052
  Frozen Beverages                  119,259         93,242
                                   --------       --------
                                   $338,086       $312,273
                                   ========       ========

(1) Includes share-based compensation expense of $226 and $184 for the three months ended December 30, 2006 and December 24, 2005, respectively.

(2) Includes share-based compensation expense of $11 and $13 for the three months ended December 30, 2006 and December 24, 2005, respectively.

(3) Includes share-based compensation expense of $73 and $63 for the three months ended December 30, 2006 and December 24, 2005, respectively.

Note 9 We follow SFAS No. 142 "Goodwill and Intangible Assets." SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

       Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

       The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of December 30, 2006 are as follows:

                                Gross                      Net
                              Carrying    Accumulated   Carrying
                               Amount    Amortization    Amount
                              --------   ------------   --------
                                        (in thousands)

FOOD SERVICE
Amortized intangible assets
  Licenses and rights          $ 9,013      $ 3,311      $ 5,702
                               =======      =======      =======
RETAIL SUPERMARKETS
Amortized intangible assets
  Licenses and rights          $    --      $    --      $    --
                               =======      =======      =======
THE RESTAURANT GROUP
Amortized intangible assets
  Licenses and rights          $    --      $    --      $    --
                               =======      =======      =======
FROZEN BEVERAGES
Indefinite lived intangible
 assets Licenses and rights    $ 8,960      $    --      $ 8,960
Amortized intangible assets
  Licenses and rights          $ 8,175      $   646      $ 7,529
                               -------      -------      -------
                               $17,135      $   646      $16,489
                               =======      =======      =======

      Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 30, 2006. Aggregate amortization expense of intangible assets for the 3 months ended December 30, 2006 and December 24, 2005 was $478,000 and $283,000, respectively.

      Estimated amortization expense for the next five fiscal years is approximately $1,900,000 in 2007, $1,800,000 in 2008, $1,600,000 in 2009 and
2010 and $1,500,000 in 2011. The weighted average amortization period of the intangible assets is 10.2 years.

Goodwill

      The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

                        Food       Retail     Restaurant     Frozen
                      Service   Supermarket      Group     Beverages    Total
                      -------   -----------   ----------   ---------   -------
                                           (in thousands)
Balance at
  December 30, 2006   $22,225       $ -          $386       $35,337    $57,948
                      =======       ===          ====       =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

      The Company's Board of Directors declared a regular quarterly cash dividend of $.085 per share of its common stock payable on January 4, 2007 to shareholders of record as of the close of business on December 15, 2006.

      In the quarters ended December 30, 2006 and December 24, 2005 fluctuations in the valuation of the Mexican peso caused an increase of $73,000 and an increase of $53,000 in stockholders' equity, respectively, because of the translation of the net assets of the Company's Mexican frozen beverage subsidiary.

      On January 31, 2006, we acquired the stock of ICEE of Hawaii. ICEE of Hawaii, headquartered in Waipahu, Hawaii, distributes ICEE frozen beverages and related products throughout the Hawaiian islands. Annual sales are approximately $2.3 million.

      On May 26, 2006, The ICEE Company, our frozen carbonated beverage distribution company, acquired the SLUSH PUPPIE branded business from Dr. Pepper/Seven Up, Inc., a Cadbury Schweppes Americas Beverages Company for $18.1 million plus approximately $4.3 million in working capital. SLUSH PUPPIE, North America's leading brand for frozen non-carbonated beverages, is sold through an existing established distributor network to over 20,000 locations in the United States and Canada as well as to certain international markets. Sales of the SLUSH PUPPIE business were approximately $18 million in 2005.

      On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B's and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, has annual sales of approximately $30 million. Included in other assets on the December 30, 2006 Balance Sheet is a $2.8 million deposit made toward the purchase price. The deposit is also included in Payments for purchases of companies, net of cash acquired on the Conslidated Statement of Cash Flows for the three months ended December 30, 2006.

      These acquisitions were and will be accounted for under the purchase method of accounting, and their operations are and will be included in the consolidated financial statements from their respective acquisition dates.

      Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 30, 2006.

Results of Operations

      Net sales increased $5,571,000 or 5% to $114,142,000 for the three months ended December 30, 2006 compared to the three months ended December 24, 2005. Approximately $2,900,000 of the sales increase resulted from the acquisitions of ICEE of Hawaii in January 2006 and SLUSH PUPPIE in May 2006. Excluding these sales, sales increased approximately 2.5%.

FOOD SERVICE

      Sales to food service customers increased $864,000 or 1% in the first quarter to $75,480,000. Soft pretzel sales increased $123,000 or about 1/2 of one percent from last year to $23,831,000 in this year's quarter. Italian ice and frozen juice treat and dessert sales increased 14% to $7,692,000 in the three months primarily due to increased sales to school food service. Churro sales to food service customers increased 7% to $5,241,000 in the quarter with about 1/2 of the sales increase going to one customer. Sales of bakery products decreased 2% to $37,426,000 from $38,021,000 last year due primarily to decreased sales to a varied range of private label customers and to school food service accounts. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

      Sales of products to retail supermarkets increased $1,052,000 to $8,288,000 or 15% in the first quarter. Soft pretzel sales for the first quarter were up 10% to $5,676,000 due to volume and pricing. Sales of frozen juices and ices increased 23% to $2,834,000 in the quarter primarily due to the introduction of several new products in 2006.

THE RESTAURANT GROUP

      Sales of our Restaurant Group decreased 22% to $970,000 in the first quarter. The sales decrease was caused primarily by the closing of unprofitable stores in fiscal year 2006. Sales of stores open for both years' quarter were up about 1%. Operating income benefitted this year compared to last year in that last year included $60,000 of store closing and related costs compared to none this year.

FROZEN BEVERAGES

      Frozen beverage and related product sales increased $3,923,000 or 15% to $29,404,000 in the first quarter. Excluding the impact of the ICEE of Hawaii and SLUSH PUPPIE acquisitions, sales were up 4%. Beverage sales alone were up 14% to $19,585,000 for the quarter but up only 1% on a 5% decline in gallons excluding sales from the acquisitions. Service revenue increased 23% to $6,536,000 in this year's first quarter with two customers accounting for about 1/2 of the increase. Overall profitability in the quarter was impacted by seasonal operating losses in the SLUSH PUPPIE business of about $250,000.

CONSOLIDATED

      Gross profit as a percentage of sales increased to 30.88% from last year's 30.50% as cost decreases in group health insurance, property and casualty insurance and utilities totalling approximately $900,000 and pricing offset higher commodity costs of approximately $1,500,000 and general cost increases.

      Total operating expenses increased $1,193,000 in the first quarter but as a percentage of sales decreased 1/4 of one percent to 26% from 27% last year. Marketing expenses were 13% of sales in both years' quarters. Distribution expenses were 10% of sales in both years' quarters. Administrative expenses as a percent of sales decreased about 1/3 of one percent and were 4% of sales for both years.

      Operating income increased 22% to $5,135,000 this year from $4,197,000 a year ago.

      Operating income was impacted by approximately $600,000 of costs for the Company's National Sales meeting held this quarter. The Company did not have a comparable meeting in fiscal year 2006.

      Investment income increased by $284,000 to $987,000 due to an increase in the general level of interest rates and higher investable balances of cash and marketable securities.

      The effective income tax rate has been estimated at 38% in both years' first quarter.

      Net earnings increased 26% to $3,805,000 in this year's first quarter compared to net earnings of $3,010,000 in the year ago period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth, in item 7a. "Quantitative and Qualitative Disclosures About Market Risk," in its 2006 annual report on Form 10-K filed with the SEC.

Item 4. Controls and Procedures

        The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 30, 2006, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits

           31.1 & 31.2 Certification Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002

           99.5 & 99.6 Certification Pursuant to the 18 U.S.C.
                       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        b) Reports on Form 8-K - Reports on Form 8-K were filed on November 8, 2006 and November 21, 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J & J SNACK FOODS CORP.


Dated: January 23, 2007                 /s/ Gerald B. Shreiber
                                        ----------------------------------------
                                        Gerald B. Shreiber
                                        President


Dated: January 23, 2007                 /s/ Dennis G. Moore
                                        ----------------------------------------
                                        Dennis G. Moore
                                        Senior Vice President and
                                        Chief Financial Officer