Form 10-Q
period 2007-03-31
J&J SNACK FOODS CORP
filed 2007-04-26
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2007
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
☒ Yes     ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

As of April 18, 2007, there were 18,574,956 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page Number
Part I.	Financial Information

Item l.	Consolidated Financial Statements

	Consolidated Balance Sheets - March 31, 2007 (unaudited) and September 30, 2006	3

	Consolidated Statements of Earnings (unaudited)
	- Three Months and Six Months Ended March 31, 2007 and March 25, 2006	5

	Consolidated Statements of Cash Flows (unaudited)
	- Six Months Ended March 31, 2007 and March 25, 2006	6

	Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,414	$17,621
Marketable securities	12,322	59,000
Accounts receivable, net	51,811	53,663
Inventories	44,519	37,790
Prepaid expenses and other	2,629	1,457
Deferred income taxes	2,775	2,713

	137,470	172,244

Property, plant and equipment,
at cost
Land	1,316	556
Buildings	7,751	4,497
Plant machinery and
equipment	112,344	108,682
Marketing equipment	191,600	189,925
Transportation equipment	2,122	2,013
Office equipment	9,573	9,219
Improvements	16,624	16,264
Construction in progress	4,106	2,682
	345,436	333,838
Less accumulated deprecia-
tion and amortization	253,599	248,391

	91,837	85,447

Other assets
Goodwill	59,271	57,948
Other intangible assets, net	57,654	22,669
Other	2,735	2,500
	119,660	83,117
	$348,967	$340,808

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	March 31, 2007	September 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,331	$40,835
Accrued liabilities	8,513	8,502
Accrued compensation expense	6,603	8,367
Dividends payable	1,578	1,385

	59,025	59,089

Deferred income taxes	18,211	18,211
Other long-term liabilities	553	635
	18,764	18,846

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,565 and 18,468 shares, respectively	42,649	40,315
Accumulated other comprehen- sive loss	(1,979)	(1,964)
Retained earnings	230,508	224,522

	271,178	262,873
	$348,967	$340,808

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
Net Sales	$130,040	$112,044	$244,182	$220,615

Cost of goods sold(1)	87,633	76,818	166,527	152,272
Gross profit	42,407	35,226	77,655	68,343

Operating expenses
Marketing(2)	17,498	14,315	32,037	28,012
Distribution(3)	11,766	10,139	22,707	20,495
Administrative(4)	4,939	4,821	9,589	9,616
Other general
expense (income)	9	(43)	(8)	29
	34,212	29,232	64,325	58,152

Operating income	8,195	5,994	13,330	10,191

Other income (expenses)
Investment income	535	755	1,522	1,458
Interest expense	(28)	(30)	(59)	(59)

Earnings before
income taxes	8,702	6,719	14,793	11,590

Income taxes	3,369	2,582	5,655	4,443

NET EARNINGS	$5,333	$4,137	$9,138	$7,147

Earnings per
diluted share	$.28	$.22	$.48	$.38

Weighted average number
of diluted shares	19,014	18,811	18,954	18,754

Earnings per basic
share	$.29	$.23	$.49	$.39

Weighted average number
of basic shares	18,601	18,383	18,570	18,356

(1)
Includes share-based compensation expense of $58 and $106 for the three and six months ended March 31, 2007, respectively and $82 and $141 for the three and six months ended March 25, 2006, respectively.

(2)
Includes share-based compensation expense of $171 and $312 for the three and six months ended March 31, 2007, respectively and $157 and $272 for the three and six months ended March 25, 2006, respectively.

(3)	Includes share-based compensation expense of $13 and $23 for the three and six months ended March 31, 2007, respectively and $7 and $12 for the three and six months ended March 25, 2006, respectively.

(4)
Includes share-based compensation expense of $133 and $244 for the three and six months ended March 31, 2007, respectively and $111 and $192 for the three and six months ended March 25, 2006, respectively.

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six months ended
	March 31, 2007	March 25, 2006
Operating activities:
Net earnings	$9,138	$7,147
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	11,243	11,487
Amortization of intangibles and deferred costs	1,820	749
Share-based compensation	685	617
Deferred income taxes	(62)	(31)
Other	-	(26)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease (increase) in accounts receivable	4,902	(346)
Increase in inventories	(4,694)	(4,416)
Increase in prepaid expenses	(1,070)	(433)
(Decrease) increase in accounts payable and accrued liabilities	(2,774)	239
Net cash provided by operating activities	19,188	14,987
Investing activities:
Purchases of property, plant and equipment	(11,946)	(10,830)
Payments for purchase of companies, net of cash acquired	(46,570)	(2,401)
Purchase of marketable securities	(13,000)	(22,075)
Proceeds from sale of marketable securities	59,750	15,550
Proceeds from disposal of property and equipment	281	419
Other	(554)	(273)
Net cash used in investing activities	(12,039)	(19,610)
Financing activities:
Proceeds from issuance of stock	1,618	997
Payment of cash dividend	(2,959)	(2,515)
Net cash used in financing activities	(1,341)	(1,518)
Effect of exchange rate on cash and cash equivalents	(15)	(6)
Net increase (decrease) in cash and cash equivalents	5,793	(6,147)
Cash and cash equivalents at beginning of period	17,621	15,795
Cash and cash equivalents at end of period	$23,414	$9,648

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

The results of operations for the three months and six months ended March 31, 2007 and March 25, 2006 are not necessarily indicative of results for the full year. Sales of our retail stores are generally higher in the first quarter due to the holiday shopping season. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

Note 4	Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

	Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to
common stockholders	$5,333	18,601	$.29

Effect of Dilutive Securities
Options	-	413	(.01)

Diluted EPS
Net Earnings available to
common stockholders plus
assumed conversions	$5,333	19,014	$.28

109,600 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Six Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to
common stockholders	$9,138	18,570	$.49

Effect of Dilutive Securities
Options	-	384	(.01)

Diluted EPS
Net Earnings available to
common stockholders plus
assumed conversions	$9,138	18,954	$.48

109,600 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Three Months Ended March 25, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available
to common stockholders	$4,137	18,383	$.23

Effect of Dilutive Securities
Options	-	428	(.01)

Diluted EPS
Net Earnings available to
common stockholders plus
assumed conversions	$4,137	18,811	$.22

	Six Months Ended March 25, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available
to common stockholders	$7,147	18,356	$.39

Effect of Dilutive Securities
Options	-	398	(.01)

Diluted EPS
Net Earnings available to
common stockholders plus
assumed conversions	$7,147	18,754	$.38

Note 5
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

At March 31, 2007, the Company has two stock-based employee compensation plans. Share-based compensation of $268,000, net of a tax benefit of $107,000, or $.01 per share, was recognized for the three months ended March 31, 2007; and $250,000, net of a tax benefit of $107,000, or $.01 per share, was recognized for the three months ended March 25, 2006. For the six months ended March 31, 2007, share-based compensation expense of $412,000, net of a tax benefit of $273,000, or $.02 per share was recognized; and $422,000, net of a tax benefit of $195,000, or $.02 per share, was recognized for the six months ended March 25, 2006. The Company anticipates that share-based compensation will not exceed $1,000,000, net of tax benefits, or approximately $.05 per share for the year ending September 29, 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2007 and 2006: expected volatility of 26% and 34%; risk-free interest rates of 4.53% and 4.37%; dividend rate of .92% and 1.0% and expected lives ranging between 5 and 10 years.

During the 2007 and 2006 six month periods, the Company granted 118,200 and 152,471 stock options, respectively. The weighted-average grant date fair value of these options was $11.96 and $10.04, respectively. No options were issued in the second quarter of 2006 and 10,000 were issued in the second quarter of 2007.

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

Currently, we are not anticipating recording any such cumulative adjustment.

Note 7	Inventories consist of the following:

	March 31, 2007	September 30, 2006
	(unaudited)
	(in thousands)
Finished goods	$23,102	$18,398
Raw materials	6,079	5,415
Packaging materials	4,385	3,803
Equipment parts & other	10,953	10,174
	$44,519	$37,790

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

Food Service

The primary products sold to the food service group are soft pretzels, frozen juice treats and desserts, churros, baked goods, biscuits and fig and fruit bars. Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; supermarket chains; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale, although some of our products are purchased by the consumer for consumption at home.

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products, including SUPERPRETZEL, LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, ICEE frozen novelties and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Three Months Ended		Six Months Ended
	March 31, 2007	March 25, 2006	March 31, 2007	March 25, 2006
	(in thousands)
	(unaudited)
Sales to External Customers:
Food Service	$84,720	$71,374	$160,200	$145,990
Retail Supermarket	11,648	10,458	19,936	17,694
Restaurant Group	708	1,017	1,678	2,255
Frozen Beverages	32,964	29,195	62,368	54,676
	$130,040	$112,044	$244,182	$220,615

Depreciation and Amortization:
Food Service	$4,150	$3,507	$7,614	$7,018
Retail Supermarket	-	-	-	-
Restaurant Group	13	25	31	58
Frozen Beverages	2,683	2,653	5,418	5,160
	$6,846	$6,185	$13,063	$12,236

Operating Income(Loss):
Food Service(1)	$7,453	$6,186	$13,289	$11,814
Retail Supermarket(2)	94	17	669	274
Restaurant Group	(87)	35	35	36
Frozen Beverages(3)	735	(244)	(663)	(1,933)
	$8,195	$5,994	$13,330	$10,191

Capital Expenditures:
Food Service	$2,934	$2,417	$5,265	$5,087
Retail Supermarket	-	-	-	-
Restaurant Group	60	-	61	-
Frozen Beverages	2,967	3,704	6,620	5,743
	$5,961	$6,121	$11,946	$10,830

Assets:
Food Service	$226,857	$216,623	$226,857	$216,623
Retail Supermarket	-	-	-	-
Restaurant Group	752	922	752	922
Frozen Beverages	121,358	95,654	121,358	95,654
	$348,967	$313,199	$348,967	$313,199

(1)
Includes share-based compensation expense of $274 and $500 for the three and six months ended March 31, 2007, respectively and $254 and $438 for the three and six months ended March 25, 2006, respectively.

(2)
Includes share-based compensation expense of $14 and $25 for the three and six months ended March 31, 2007, respectively and $17 and $30 for the three and six months ended March 25, 2006, respectively.

(3)
Includes share-based compensation expense of $87 and $160 for the three and six months ended March 31, 2007, respectively and $86 and $149 for the three and six months ended March 25, 2006, respectively.

Note 9
We follow SFAS No. 142 “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 31, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
FOOD SERVICE

Indefinite lived intangible
assets
Trade Names	$8,180	$-	$8,180
Amortized intangible assets
Licenses and rights	$37,403	$4,222	$33,181
	$45,583	$4,222	$41,361

RETAIL SUPERMARKETS

Amortized intangible assets
Licenses and rights	$-	$-	$-

THE RESTAURANT GROUP

Amortized Intangible Assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible
assets
Trade Names	$8,960	$-	$8,960
Amortized intangible assets
Licenses and rights	8,175	842	7,333
	$17,135	$842	$16,293
Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. In January 2007, intangible assets of $23,771,000 and $12,799,000 were acquired in the Hom/Ade and RADAR acquisitions, respectively. Aggregate amortization expense of intangible assets for the three months ended March 31, 2007 and March 25, 2006 was $1,107,000 and $292,000, respectively and for the six months ended March 31, 2007 and March 25, 2006 was $1,585,000 and $575,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,000,000 in 2007, $4,700,000 in 2008, $4,500,000 in 2009 and 2010 and $4,400,000 in 2011. The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at March 31, 2007	$23,548	$-	$386	$35,337	$59,271

Goodwill of $36,000 and $1,287,000 in the Food Service segment was acquired in the January 2007 Hom/Ade and RADAR acquisitions, respectively.

Note 10	The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 31, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Available for Sale
Securities
Equity Securities	$12,322	$-	$-	$12,322
Municipal Government Securities	-	-	-	-
	$12,322	$-	$-	$12,322

The amortized cost, unrealized gains and losses, and fair market values of the Company’s investment securities available for sale at September 30, 2006 are summarized as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Available for Sale
Securities
Equity Securities	$54,000	$-	$-	$54,000
Municipal Government Securities	5,000	-	-	5,000
	$59,000	$-	$-	$59,000

Because of the short term nature of our investment securities held at March 31, 2007 and September 30, 2006, they do not fluctuate from par.

Proceeds from the sale of marketable securities were $46,875,000 and $59,750,000 in the three and six months ended March 31, 2007, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Note 11
On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO (outside of St. Louis), Radar, Inc. had annual sales of approximately $23 million dollars selling to the retail grocery segment and mass merchandisers, both branded and private label.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

The allocation of the purchase prices for the Hom/Ade and Radar acquisitions is as follows:

	Hom/Ade	Radar
	(in thousands)
Working Capital	$1,410	$1,284
Property, plant
& equipment	233	5,750
Trade Names	6,220	1,960
Customer Relationships	17,250	10,730
Covenant not to Compete	301	109
Goodwill	36	1,287
	$25,450	$21,120

The following pro forma information discloses net sales, net earnings and earnings per share for the three and six months ended March 31, 2007 excluding the impact of these acquisitions.

	Pro Forma		Pro Forma
	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	March 31,	March 25,	March 31,	March 25,
	2007	2006	2007	2006
		(in thousands)
		(unaudited)
Net Sales	$120,843	$112,044	$234,985	$220,615
Net Earnings	$4,706	$4,137	$8,511	$7,147
Earnings per
diluted share	$.25	$.22	$.45	$.38
Earnings per
basic share	$.25	$.23	$.46	$.39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.085 per share of its common stock payable on April 5, 2007 to shareholders of record as of the close of business on March 15, 2007.

In the three months ended March 31, 2007 and March 25, 2006, fluctuations in the valuation of the Mexican peso caused a decrease of $88,000 and a decrease of $59,000, respectively, in stockholders’ equity because of the translation of the net assets of the Company’s Mexican frozen beverage subsidiary. In the six month periods, there was a decrease of $15,000 in fiscal year 2007 and a decrease of $6,000 in fiscal year 2006.

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

On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO (outside of St. Louis), Radar, Inc. had annual sales of approximately $23 million dollars selling to the retail grocery segment and mass merchandisers, both branded and private label.

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets. Selling primarily to the supermarket industry, sales for 2007 are expected to be less than $2 million.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

The allocation of the purchase prices for the Hom/Ade and Radar acquisitions is as follows:

	Hom/Ade	Radar
	(in thousands)
Working Capital	$1,410	$1,284
Property, plant
& equipment	233	5,750
Trade Names	6,220	1,960
Customer Relationships	17,250	10,730
Covenant not to Compete	301	109
Goodwill	36	1,287
	$25,450	$21,120

Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 31, 2007.

Results of Operations

Net sales increased $17,996,000 or 16% for the three months to $130,040,000 and $23,567,000 or 11% to $244,182,000 for the six months ended March 31, 2007 compared to the three and six months ended March 25, 2006.

Approximately $13.2 million of the sales increase resulted in the three months from the acquisitions of ICEE of Hawaii in January 2006, SLUSH PUPPIE in May 2006 and Hom/Ade Foods and Radar in January 2007. Excluding these sales, sales increased 4%. For the six months, approximately $16.1 million of the sales increase resulted from these acquisitions; without these sales, sales increased 3%.

FOOD SERVICE

Sales to food service customers increased $13,346,000 or 19% in the second quarter to $84,720,000 and increased $14,210,000 or 10% for the six months. Excluding Hom/Ade sales of $7,950,000 and DADDY RAY sales of $3,440,000, sales increased 6% for the quarter and 3% for the six months. Soft pretzel sales to the food service market increased 3% to $24,537,000 in the second quarter and increased 2% to $48,368,000 in the six months. Italian ice and frozen juice treat and dessert sales increased 15% to $9,957,000 in the three months and 15% to $17,649,000 in the six months primarily due to increased sales to school food service customers. Churro sales to food service customers increased 2% to $5,376,000 in the second quarter and were up 5% to $10,617,000 in the six months. Sales of bakery products increased $1,704,000 or 6% in the second quarter to $32,208,000 and increased $1,109,000 or 2% for the six months due primarily to increased sales to private label customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,190,000 or 11% to $11,648,000 in the second quarter and increased 13% or $2,242,000 in the first half. Soft pretzel sales for the second quarter were essentially flat at $7,292,000 and were up 4% to $12,968,000 for the six months. Case sales of soft pretzels were down 10% for the quarter and 5% for the six months; however, reduced trade spending offset the case sales declines. Sales of frozen juices and ices increased $1,212,000 or 34% to $4,765,000 in the second quarter and 30% to $7,599,000 in the first half primarily due to the introduction of several new products in 2006.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 30% to $708,000 in the second quarter and 26% to $1,678,000 for the six month period. The sales decreases were caused primarily by the closing or licensing of unprofitable stores over the past year. Sales of stores open for both year’s six months were down about 5% from last year.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 13% to $32,964,000 in the second quarter and $7,692,000 or 14% to $62,368,000 in the six month period. Excluding the impact of the ICEE of Hawaii and SLUSH PUPPIE acquisitions, sales were down 1% for the quarter and up 2% for the six months. Beverage sales alone increased 19% to $20,944,000 in the second quarter and were up 17% to $40,529,000 in the six months. Excluding the benefit of sales from the acquisitions, beverage sales alone would have been up 3% in the quarter and 2% in the six months; gallon sales were flat for the quarter and down 2% for the six months. Service revenue increased 37% to $7,721,000 in the second quarter and 30% to $14,257,000 for the six months. Sales of frozen carbonated beverage machines were $2,867,000 lower this year than last in the three month period and for the six months, sales of machines were lower by $3,235,000.

CONSOLIDATED

Gross profit as a percentage of sales increased to 32.61% in the three month period from 31.44% last year and increased to 31.80% in the six month period from 30.98% a year ago. More than ½ of the improvement in the second quarter gross profit percentage resulted from the decrease in sales of low margin frozen carbonated beverage machines this year compared to last year. We were impacted by higher commodity costs of approximately $1,500,000 for the March quarter and by $3 million for the six months. Reduced trade spending in our retail supermarket segment, other pricing, and cost decreases in our first quarter in group health insurance, property and casualty insurance and utilities totaling approximately $900,000 helped to maintain our gross profit percentage for the two periods. We expect to continue to be impacted by higher commodity pricing going forward.

Total operating expenses increased $4,980,000 in the second quarter and as a percentage of sales was at 26% for both years. For the first half, operating expenses increased $6,173,000 and as a percentage of sales were 26% in both years. Marketing expenses were 13% of sales in all periods, distribution expenses were 9% of sales in all periods, and administrative costs were 4% of sales in all periods. However, although at 13% of sales, marketing expenses increased .68 of a percentage point of sales in the quarter and .42 of a percentage point of sales in the six month period due to $925,000 of costs for a TV/Internet advertising campaign for our retail SUPERPRETZEL product. We plan to spend an additional $1 million on this campaign over the remaining six months of our fiscal year.

Operating income increased $2,201,000 or 37% to $8,195,000 in the second quarter and $3,139,000 or 31% to $13,330,000 in the first half.

Investment income decreased by $220,000 to $535,000 in this year’s second quarter due to lower investable balances of cash and marketable securities. For the six months, investment income increased by $64,000 due to higher investable balances and interest rates in the first quarter.

The effective income tax rate has been estimated at 39% for the second quarter this year compared to 38% for all other reported periods. The increase in the second quarter this year is due to a lower tax benefit on share-based compensation.

Net earnings increased $1,196,000 or 29% in the current three month period to $5,333,000 and increased 28% to $9,138,000 in the six months this year from $7,147,000 last year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2006 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2007, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of voting at the Annual Meeting of Shareholders held on February 7, 2007 is as follows:

				Absentees
	Votes Cast			and Broker
	For	Against	Withheld	Non Votes
Election of Dennis Moore as Director	14,514,096	-	774,062	-

The increase in the number of shares of Common Stock for issuance under the Company’s Stock Option Plan	12,950,374	994,307	-	-

The Company had 18,513,826 shares outstanding on December 10, 2006 the record date.

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits

	31.1 &	Certification Pursuant to Section 302 of
	31.2	the Sarbanes-Oxley Act of 2002
	99.5 &	Certification Pursuant to the 18 U.S.C.
	99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Report on Form 8-K - Reports on Form 8-K were filed on January 9, 2007, January 25, 2007, January 31 and February 20, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 25, 2007	/s/ Gerald B. Shreiber
Gerald B. Shreiber
President

Dated: April 25, 2007	/s/ Dennis G. Moore
Dennis G. Moore
Senior Vice President and
Chief Financial Officer