Form 10-Q
period 2007-06-30
J&J SNACK FOODS CORP
filed 2007-07-26
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2007

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-14616

J & J SNACK FOODS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒	Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☒	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No

As of July 16, 2007, there were 18,674,893 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number
Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2007 (unaudited) and September 30, 2006	3

Consolidated Statements of Earnings (unaudited) - Three Months and Nine Months Ended June 30, 2007 and June 24, 2006	5

Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended June 30, 2007 and June 24, 2006	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,646	$17,621
Marketable securities	25,000	59,000
Accounts receivable, net	63,135	53,663
Inventories	46,224	37,790
Prepaid expenses and other	1,720	1,457
Deferred income taxes	3,165	2,713
	154,890	172,244
Property, plant and equipment, at cost
Land	1,316	556
Buildings	7,751	4,497
Plant machinery and equipment	115,133	108,682
Marketing equipment	190,616	189,925
Transportation equipment	2,195	2,013
Office equipment	9,647	9,219
Improvements	16,977	16,264
Construction in progress	5,020	2,682
	348,655	333,838
Less accumulated depreciation and amortization	255,652	248,391
	93,003	85,447
Other assets
Goodwill	59,874	57,948
Other intangible assets, net	59,529	22,669
Other	2,666	2,500
	122,069	83,117
	$369,962	$340,808

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	June 30, 2007	September 30, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$46,716	$40,835
Accrued liabilities	11,302	8,502
Accrued compensation expense	7,442	8,367
Dividends payable	1,586	1,385
	67,046	59,089
Deferred income taxes	18,211	18,211
Other long-term liabilities	487	635
	18,698	18,846
Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,663 and 18,468 shares, respectively	44,742	40,315
Accumulated other comprehensive loss	(1,943)	(1,964)
Retained earnings	241,419	224,522
	284,218	262,873
	$369,962	$340,808

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006
Net Sales	$162,510	$140,132	$406,692	$360,747
Cost of goods sold(1)	106,852	89,399	273,379	241,671
Gross profit	55,658	50,733	133,313	119,076
Operating expenses
Marketing(2)	19,261	16,175	51,298	44,187
Distribution(3)	13,201	12,050	35,908	32,545
Administrative(4)	5,286	4,638	14,875	14,254
Impairment charge	-	1,193	-	1,193
Other general (income)expense	(896)	(71)	(904)	(42)
	36,852	33,985	101,177	92,137
Operating income	18,806	16,748	32,136	26,939
Other income(expenses)
Investment income	481	786	2,003	2,244
Interest expense and other	(30)	(40)	(89)	(99)
Earnings before income taxes	19,257	17,494	34,050	29,084
Income taxes	6,760	6,708	12,415	11,151
NET EARNINGS	$12,497	$10,786	$21,635	$17,933
Earnings per diluted share	$.66	$.57	$1.14	$.95
Weighted average number of diluted shares	19,055	18,866	18,988	18,792
Earnings per basic share	$.67	$.58	$1.16	$.97
Weighted average number of basic shares	18,677	18,469	18,606	18,394

(1)
Includes share-based compensation expense of $61 and $167 for the three and nine months ended June 30, 2007, respectively and $80 and $221 for the three and nine months ended June 24, 2006, respectively.

(2)
Includes share-based compensation expense of $179 and $491 for the three and nine months ended June 30, 2007, respectively and $155 and $427 for the three and nine months ended June 24, 2006, respectively.

(3)	Includes share-based compensation expense and $14 and $37 for the three and nine months ended June 30, 2007, respectively and $7 and $19 for the three and nine months ended June 24, 2006, respectively.
(4)
Includes share-based compensation expense of $141 and $385 for the three and nine months ended June 30, 2007, respectively and $108 and $300 for the three and nine months ended June 24, 2006, respectively.

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 30, 2007	June 24, 2006
Operating activities:
Net earnings	$21,635	$17,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	16,848	17,125
Amortization of intangibles and deferred costs	3,225	1,220
Share-based compensation	1,080	967
Deferred income taxes	(452)	(51)
Other	(142)	-
Loss from disposals and impairment of property, plant and equipment	18	1,127
Changes in assets and liabilities, net of effects from purchase of companies
Increase in accounts receivable	(6,421)	(10,051)
Increase in inventories	(5,349)	(4,880)
Increase in prepaid expenses	(161)	(239)
Increase in accounts payable and accrued liabilities	6,124	5,920
Net cash provided by operating activities	36,405	29,071
Investing activities:
Purchase of property, plant and equipment	(17,406)	(12,792)
Payments for purchases of companies, net of cash acquired	(52,747)	(25,152)
Purchase of marketable securities	(31,100)	(24,075)
Proceeds from sale of marketable securities	65,308	32,650
Proceeds from disposal of property and equipment	408	750
Other	(683)	(532)
Net cash used in investing activities	(36,220)	(29,151)
Financing activities:
Proceeds from issuance of stock	2,355	1,624
Payments of cash dividend	(4,536)	(3,889)
Net cash used in financing activities	(2,181)	(2,265)
Effect of exchange rate on cash and cash equivalents	21	(203)
Net decrease in cash and cash equivalents	(1,975)	(2,548)
Cash and cash equivalents at beginning of period	17,621	15,795
Cash and cash equivalents at end of period	$15,646	$13,247

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

The results of operations for the three months and nine months ended June 30, 2007 and June 24, 2006 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

Note 4	Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

	Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$12,497	18,677	$.67
Effect of Dilutive Securities Options	-	378	(.01)
Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$12,497	19,055	$.66

109,600 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Nine Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$21,635	18,606	$1.16
Effect of Dilutive Securities
Options	-	382	(.02)
Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$21,635	18,988	$1.14

109,600 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Three Months Ended June 24, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$10,786	18,469	$.58
Effect of Dilutive Securities
Options	-	397	( .01)
Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$10,786	18,866	$.57

	Nine Months Ended June 24, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$17,933	18,394	$.97
Effect of Dilutive Securities
Options	-	398	(.02)
Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$17,933	18,792	$.95

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

At June 30, 2007, the Company has two stock-based employee compensation plans. Share-based compensation of $285,000, net of a tax benefit of  $110,000, or $.01 per share, was recognized for the three months ended June 30, 2007; and $277,000, net of a tax benefit of $73,000, or $.01 per share, was recognized for the three months ended June 24, 2006. For the nine months ended June 30, 2007, share-based compensation expense of $697,000, net of a tax benefit of $383,000, or $.04 per share was recognized; and $699,000, net of a tax benefit of $268,000, or $.04 per share, was recognized for the nine months ended June 24, 2006. The Company anticipates that share-based compensation will be approximately $1,000,000, net of tax benefits, or $.05 per share for the year ending September 29, 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2007 and 2006: expected volatility of 26% and 34%; risk-free interest rates of 4.57% and 4.37%; dividend rate of .91% and 1.0% and expected lives ranging between 5 and 10 years.

During the 2007 and 2006 nine month periods, the Company granted 128,200 and 153,171 stock options, respectively. The weighted-average grant date fair value of these options was $11.94 and $10.04, respectively. 1,000 options were granted in the third quarter of 2006 and 10,000 options were granted in the third quarter of 2007. Additionally, in the third quarter of 2007, the Company awarded 10,000 shares of restricted stock which vest over three years.

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

Currently, we are not anticipating recording any material cumulative adjustments.

Note 7	Inventories consist of the following:

	June 30, 2007	September 30, 2006
	(in thousands)

Finished goods	$23,312	$18,398
Raw materials	6,787	5,415
Packaging materials	4,694	3,803
Equipment parts & other	11,431	10,174
	$46,224	$37,790

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

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products, including SUPERPRETZEL, LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT Sorbet, FRUIT-A-FREEZE frozen fruit bars, ICEE frozen novelties and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2007	2006	2007	2006
	(in thousands)

Sales to External Customers:
Food Service	$95,419	$82,979	$255,619	$228,969
Retail Supermarket	17,380	14,510	37,316	32,204
Restaurant Group	566	824	2,244	3,079
Frozen Beverages	49,145	41,819	111,513	96,495
	$162,510	$140,132	$406,692	$360,747

Depreciation and Amortization:
Food Service	$4,307	$3,492	$11,921	$10,510
Retail Supermarket	-	-	-	-
Restaurant Group	14	24	45	82
Frozen Beverages	2,689	2,593	8,107	7,753
	$7,010	$6,109	$20,073	$18,345

Operating Income(Loss):
Food Service(1)	$9,900	$9,283	$23,189	$21,097
Retail Supermarket(2)	255	729	924	1,003
Restaurant Group	(61)	(81)	(26)	(45)
Frozen Beverages(3)	8,712	6,817	8,049	4,884
	$18,806	$16,748	$32,136	$26,939

Capital Expenditures:
Food Service	$3,814	$2,756	$9,079	$7,843
Retail Supermarket	-	-	-	-
Restaurant Group	40	2	101	2
Frozen Beverages	1,606	1,940	8,226	4,947
	$5,460	$4,698	$17,406	$12,792

Assets:
Food Service	$238,929	$204,117	$238,929	$204,117
Retail Supermarket	-	-	-	-
Restaurant Group	779	871	779	871
Frozen Beverages	130,254	124,395	130,254	124,395
	$369,962	$329,383	$369,962	$329,383

(1)
Includes share-based compensation expense of $287 and $787 for the three and nine months ended June 30, 2007, respectively and $248 and $686 for the three and nine months ended June 24, 2006, respectively.

(2)
Includes share-based compensation expense of $15 and $40 for the three and nine months ended June 30, 2007, respectively and $17 and $47 for the three and nine months ended June 24, 2006, respectively.

(3)
Includes share-based compensation expense of $93 and $253 for the three and nine months ended June 30, 2007, respectively and $85 and $234 for the three and nine months ended June 24, 2006, respectively.

Note 9
We follow SFAS No. 142 “Goodwill and Intangible Assets”. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of June 30, 2007 are as follows:

	Gross Carrying Amount	Net Accumulated Amortization	Carrying Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180
Amortized intangible assets
Licenses and rights	$37,328	$5,216	$32,112
	$45,508	$5,216	$40,292

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731
THE RESTAURANT GROUP

Amortized intangible assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315
Amortized intangible assets
Licenses and rights	$8,227	$1,036	$7,191
	$17,542	$1,036	$16,506

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. In January 2007, intangible assets of $23,771,000 and $12,799,000 in the Food Service segment were acquired in the Hom/Ade and RADAR acquisitions, respectively. In April 2007, intangible assets of $2,731,000 in the Retail Supermarket segment were acquired in the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar acquisition. In June 2007, intangible assets of $413,000 in the Frozen Beverages segment were acquired in an acquisition of an ICEE territory. Aggregate amortization expense of intangible assets for the three months ended June 30, 2007 and June 24, 2006 was $1,268,000 and
$356,000, respectively and for the nine months ended June 30, 2007 and June 24, 2006 was $2,853,000 and $931,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,000,000 in 2007, $4,700,000 in 2008, $4,500,000 in 2009 and 2010 and $4,400,000 in 2011. The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at June 30, 2007	$23,548	$-	$386	$35,940	$59,874

Goodwill of $36,000 and $1,287,000 in the Food Service segment was acquired in the January 2007 Hom/Ade and RADAR acquisitions, respectively. Goodwill of $603,000 in the Frozen Beverages segment was acquired in the June acquisition of an ICEE territory.

Note 10	The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 30, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Available for Sale Securities
Equity Securities	$25,000	$-	$-	$25,000
	$25,000	$-	$-	$25,000

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

Because of the short term nature of our investment securities held at June 30, 2007 and September 30, 2006, they do not fluctuate from par.

Proceeds from the sale of marketable securities were
$5,558,000 and $65,308,000 in the three and nine months ended June 30, 2007, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Note 11
On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO (outside of St. Louis), Radar, Inc. had annual sales of approximately $23 million selling to the retail grocery segment and mass merchandisers, both branded and private label.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

The allocation of the purchase prices for the Hom/Ade and Radar acquisitions and other acquisitions which were made during the third quarter is as follows:

	Hom/Ade	Radar	Other
	(in thousands)
Working Capital	$1,410	$1,284	$989
Property, plant & equipment	233	5,750	1,442
Trade Names	6,220	1,960	3,086
Customer Relationships	17,250	10,730	58
Covenant not to Compete	301	109	-
Goodwill	36	1,287	603
	$25,450	$21,120	$6,178

The following pro forma information discloses net sales, net earnings and earnings per share for the three and nine months ended June 30, 2007 excluding the impact of the Hom/Ade and Radar acquisitions. The impact of the acquisitions made in the third quarter on net sales, net earnings and earnings per share was not significant.

	Pro Forma 3 Months Ended June 30, 2007	3 Months Ended June 24, 2006	Pro Forma 9 Months Ended June 30, 2007	9 Months Ended June 24, 2006
	(in thousands)
	(unaudited)

Net Sales	$152,037	$140,132	$387,022	$360,747
Net Earnings	$11,829	$10,786	$20,340	$17,933
Earnings per diluted share	$.62	$.57	$1.07	$.95
Earnings per basic share	$.63	$.58	$1.09	$.97

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.085 per share of its common stock payable on July 6, 2007 to shareholders of record as of the close of business on June 15, 2007.

In the three months ended June 30, 2007 and June 24, 2006, fluctuations in the valuation of the Mexican peso caused an increase of $36,000 and a decrease of $197,000, respectively, in stockholders’ equity because of the translation of the net assets of the Company’s Mexican frozen beverage subsidiary. In the nine month periods, there was an increase of $21,000 in fiscal year 2007 and a decrease of $203,000 in fiscal year 2006.

On January 31, 2006, we acquired the stock of ICEE of Hawaii. ICEE of Hawaii, headquartered in Waipahu, Hawaii, distributes ICEE frozen beverages and related products throughout the Hawaiian islands. Annual sales are approximately $2.3 million.

On May 26, 2006, The ICEE Company, our frozen carbonated beverage distribution company, acquired the SLUSH PUPPIE branded business from Dr. Pepper/Seven Up, Inc., a Cadbury Schweppes Americas Beverages Company for $18.1 million plus approximately $4.3 million in working capital. SLUSH PUPPIE, North America’s leading brand for frozen non-carbonated beverages, is sold through an existing established distributor network to over 20,000 locations in the United States and Canada as well as to certain international markets. Sales of the SLUSH PUPPIE business were approximately $18 million in 2006.

On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO (outside of St. Louis), Radar, Inc. had annual sales of approximately $23 million selling to the retail grocery segment and mass merchandisers, both branded and private label.

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets. Selling primarily to the supermarket industry, sales for 2007 are expected to be less than $2 million.

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas with annual sales of less than $1 million.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 30, 2007.

Results of Operations

Net sales increased $22,378,000 or 16% for the three months to $162,510,000 and $45,945,000 or 13% to
$406,692,000 for the nine months ended June 30, 2007 compared to the three and nine months ended June 24, 2006.

Approximately $15,700,000 of the sales increase resulted in the three months from the acquisitions of SLUSH PUPPIE in May 2006, Hom/Ade Foods and Radar in January 2007 and FRUIT-A-FREEZE and WHOLE FRUIT in April 2007. Excluding these sales, sales increased 5%. For the nine months, approximately $31,800,000 of the sales increase resulted from these acquisitions and the acquisition of ICEE of Hawaii in January 2006; without these sales, sales increased 4%.

FOOD SERVICE

Sales to food service customers increased $12,440,000 or 15% in the third quarter to $95,419,000 and increased $26,650,000 or 12% for the nine months. Excluding Hom/Ade sales of $6,684,000 and DADDY RAY sales of $5,937,000, sales increased 2% for the quarter and 3% for the nine months. Soft pretzel sales to the food service market decreased 4% to $24,989,000 in the third quarter due primarily to a large unit volume decline to one customer and were essentially unchanged at $73,357,000 in the nine months. Italian ice and frozen juice treat and dessert sales increased 10% to $15,033,000 in the three months and 12% to $32,682,000 in the nine months. Excluding sales from the WHOLE FRUIT and FRUIT-A-FREEZE acquisitions, sales increased 5% in the quarter and 10% in the nine months primarily due to increased sales to school food service customers. Churro sales to food service customers decreased 7% to $5,661,000 in the third quarter and were essentially unchanged at $16,278,000 in the nine months. Sales of bakery products increased $683,000 or 9% in the third quarter to $34,579,000 and increased $3,940,000 or 4% for the nine months due primarily to increased sales to private label customers. Sales of our funnel cake products were down 22% to $2,361,000 in the quarter and 7% to $4,577,000 for the nine months as sales declined to one customer. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $2,870,000 or 20% to $17,380,000 in the third quarter and increased $5,112,000, or 16%, in the nine months. Soft pretzel sales increased 20% to $5,960,000 for the quarter and increased 9% to $18,928,000 for the nine months. Case sales of soft pretzels were up 14% for the quarter and were flat for the nine months with reduced trade spending accounting for the larger dollar sales increases. Sales of frozen juices and ices increased $2,104,000 or 21% to $11,985,000 in the third quarter and $3,852,000 or 24% to $19,584,000 in the nine months.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 31% to $566,000 in the third quarter and 27% to $2,244,000 for the nine month period. The sales decreases were caused primarily by the closing or licensing of stores in the past year. Sales of stores open for both year’s quarter and nine months were down about 9% from last year in the quarter and 5% for the nine months.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 18% to $49,145,000 in the third quarter and $15,018,000 or 16% to $111,513,000 in the nine month period. Excluding the impact of the ICEE of Hawaii and SLUSH PUPPIE acquisitions, sales were up 7% for the quarter and 4% for the nine months. Beverage sales alone increased 14% to $32,973,000 in the third quarter and were up 16% to $73,502,000 in the nine months. Excluding the benefit of sales from the acquisitions, beverage sales alone would have been up 5% in the quarter and 3% in the nine months although frozen carbonated beverage gallon sales were down 2% for the quarter and nine months. Service revenue increased 20% to $8,324,000 in the third quarter and 27% to $22,581,000 for the nine months as we continue to expand our customer base. Sales of frozen carbonated beverage machines were $230,000 higher this year than last in the three month period but for the nine months, sales of machines were lower by $3,005,000.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 34.25% in the three month period from 36.20% last year and decreased to 32.78% in the nine month period from 33.01% a year ago. The lower margin Daddy Ray’s business accounted for approximately 1/2 of the decreased margin percentage in the third quarter. Gross margin percentage for the nine months this year would have been slightly higher without Daddy Ray’s. We were impacted by higher commodity costs of about $2,000,000 for the June quarter and by $5,000,000 for the nine months. Reduced trade spending in our retail supermarket segment, other pricing, and cost decreases in our first quarter in group health insurance, property and casualty insurance and utilities totaling approximately $900,000 helped to maintain our gross profit percentage for the nine month period. For the third quarter, however, trade spending in our Retail Supermarket segment increased and our insurance costs increased slightly compared to a year ago. We expect to continue to be impacted by higher commodity pricing going forward.

Total operating expenses increased $2,867,000 in the third quarter but as a percentage of sales decreased to 23% from 24% last year. For the nine months, operating expenses increased $9,040,000 but as a percentage of sales decreased about 2/3 of a percentage point to 25%. Marketing expenses were at 12% in both years’ three month period and increased about 1/3 of a percentage point as a percent of sales in the nine months to 13%. Marketing expenses this year include $842,000 in the third quarter and $1,764,000 in the nine months of costs for a TV/Internet advertising campaign for our retail SUPERPRETZEL product. Distribution expenses decreased about 1/2 of a percentage point to 8% in the three months and were 9% of sales in both year’s nine month period. Administrative expenses as a percent of sales were 3% in both years’ third quarter and were 4% for the nine months in both years.

Operating expenses in last year’s quarter and nine months include an impairment charge of $1,193,000 in the Food Service segment for the writedown of robotic packaging equipment.

Other general income of $896,000 in the third quarter and nine months primarily consist of about $495,000 of insurance gains in the Frozen Beverages segment and a royalty settlement of $569,000 in the Food Service segment reduced by other general expense items.

Operating income increased $2,058,000 or 12% to $18,806,000 in the third quarter and $5,197,000 or 19% to $32,136,000 in the nine months as a result of the aforementioned. Excluding the writedown of robotic packaging equipment in last year’s quarter, operating income increased $865,000, or 5%, for the quarter and $4,004,000, or 14%, for the nine months. Excluding the writedown of the robotic packaging equipment in last year’s quarter and the increase in other general income this year, operating income was essentially unchanged for the quarter and up $3.2 million, or 11%, for the nine months.

Investment income decreased by $305,000 to $481,000 in this year’s third quarter and by $241,000 to $2,003,000 in the nine months primarily due to lower investable balances of cash and marketable securities.

The effective income tax rate has been estimated at 35% for the third quarter, down from 38% last year, and at 36% for the nine months compared to 38% in the year ago nine months. The decrease in the rate this year results primarily from the resolution of state and foreign tax matters this quarter.

Net earnings increased $1,711,000 or 16% in the three month period to $12,497,000 and increased 21% or $3,702,000 to $21,635,000 in the nine months this year from $17,933,000 last year.

Item3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2006 annual report on Form 10-K filed with the SEC.

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2007, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 & 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K - Reports on Form 8-K were filed on April 3, 2007, April 26, 2007, May 3, 2007 and June 5, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 26, 2007	/s/ Gerald B. Shreiber
Gerald B. Shreiber President

Dated: July 26, 2007	/s/ Dennis G. Moore
Dennis G. Moore
Senior Vice President and Chief Financial Officer