Form 10-K
period 2007-09-29
J&J SNACK FOODS CORP
filed 2007-12-07
CIK 785956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. 0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)
6000 Central Highway Pennsauken, New Jersey	08109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:	Common Stock, no par value

Securities Registered Pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes     No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Accelerated filer ( X )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X

As of November 20, 2007, the latest practicable date, 18,709,127 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $558,242,250 based on the last sale price on March 30, 2007 of $39.49 per share. March 30, 2007 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s 2007 Annual Report to Shareholders for the fiscal year ended September 29, 2007 and Proxy Statement for its Annual Meeting of Shareholders to be held on February 5, 2008 are incorporated herein by reference into Parts II and III as set forth herein.

2007
annual report

J&J Snack Foods Corp. is a manufacturer, marketer and distributor of an expanding variety of nutritional, popularly priced, branded niche snack foods and beverages for the food service and retail supermarket industries. The Company is listed on the NASDAQ Global Select Market as “JJSF”, and serves both national and international markets. Our growing portfolio of products includes soft pretzels, frozen beverages, frozen juice treats and desserts; churros, a cinnamon pastry, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these nutritional and tasty products in a variety of settings where people work, play, travel and shop. The Company’s growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our four business groups: Food Service, Frozen Beverages, Retail Supermarket, and The Restaurant Group contributed to our 36th consecutive year of record sales in fiscal 2007. As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found. HIGHLIGHTS Fiscal year ended in September 2007 2006 2005 2004 2003 2002 2001 2000 (In thousands except per share data) Net Sales .....................................$ 568,901 $ 514,831 $ 457,112 $ 416,588 $ 364,567 $ 353,187 $ 328,335 $ 296,832 Net Earnings .. .......................... .......$ 32,112 $ 29,450 $ 26,043 $ 22,710 $ 19,902 $ 18,113 $ 11,876 $ 9,968 Total Assets .................................... $ 380,288 $ 340,808 $ 305,924 $ 277,424 $ 239,478 $ 220,036 $ 224,481 $ 220,039 Long-Term Debt ................................$ —— $ —$ —$ —$ —$ —$ 28,368 $ 42,481 Capital Lease Obligations ........................$ 565 $ —$ —$ —$ —$ —$ —$ —Stockholders’ Equity ............................$ 295,582 $ 263,656 $ 234,762 $ 210,096 $ 182,564 $ 168,709 $ 146,143 $133,274 Common Share Data Earnings Per Diluted Share ....................... $ 1.69 $ 1.57 $ 1.40 $ 1.24 $ 1.10 $ 1.00 $ .68 $ .55 Earnings Per Basic Share ......................... $ 1.72 $ 1.60$ 1.43$ 1.27 $ 1.13 $ 1.04 $ .70 $ .56 Book Value Per Share ...........................$ 15.80 $ 14.28 $ 12.85 $ 11.67 $ 10.43 $ 9.48 $ 8.46 $ 7.82 Common Shares Outstanding At Year End ......... 18,702 18,468 18,272 18,012 17,514 17,806 17,272 17,044 Cash Dividends Declared Per Common Share ......$ .34 $ .30 $ .25 $ —— $ — 51; $ —— $ —— $ —— All share amounts reflect the 2-for-1 stock split effect January 5, 2006. NET SALESNET EARNINGSSTOCKHOLDERS’ EQUITY (In Thousands)$568,901(In Thousands)(In Thousands)$295,582 $32,112$263,656 $514,831$29,450 $457,112$26,043$234,762 $416,588$22,710$210,096 $353,187 $364,567$19,902$168,709 $182,564 $296,832 $328,335$18,113 $133,274 $146,143 $9,968 $11,876 ‘00 ‘01 ‘02 ‘03 ‘04 ‘05 ‘06 ‘07 ‘00 ‘01 ‘02 ‘03 ‘04 ‘05 ‘06 ‘07 ‘00 ‘01 ‘02 ‘03 ‘04 ‘05 ‘06 ‘07

PRESIDENT'S LETTER

To our Shareholders and Friends:

We had another good year in 2007, achieving record sales and earnings - again! Starting with our first year in business, and for the 36th consecutive year, we grew - and for the 36th consecutive year - maintained continued profitability.

2007 Financial Results in Brief:

- Sales grew 11% to $569 million
- Net income rose 9% to $32.1 million
- Earnings per share (EPS) increased 8% to $1.69
- Operating income increased 8% to $48.6 million

Mosaic

The pictures featured on the mosaic on the front cover represent two of our unique product offerings - SUPERPRETZEL® Soft Pretzels, *America's Favorite Soft Pretzel®*, and ICEE® frozen beverages. Both products represent two, but by no means all, components of JJSF's family of brands.

Mo-sa-ic:

Mosaic by definition is described as... *a decorative design or plan, setting small pieces or components... sometimes colorful, into a surface. The process... or art of making such pictures or designs in a variety or mixture of montage.*

J&J Snack Foods Corp. is such a mosaic in our world of business. Our one-of-a-kind products form parts and small pieces, making niches in a mosaic - tying the boundaries into a business formula that has worked and grown for the past 36 years.

Early on, we adopted criteria that became fundamental to our success and growth.

- Produce niche quality products
- Be a low-cost producer
- Develop strong marketing and distribution channels

All of these criteria, which have become strengths, helped to make fiscal 2007 a success.

Food Service

Our food service group was able to increase sales by nearly 11% for the year. Nearly all was attributable to Hom/Ade Foods, a frozen biscuit manufacturer, and Daddy Ray's®, a producer of fig and fruit bars. These acquisitions were completed during our fiscal second quarter.

Our businesses' profitability was impacted by unprecedented increases in wheat and dairy costs, which will continue to impact us in fiscal 2008. We continue to face challenges of escalating ingredient costs and nutritional formula guideline compliances.

Retail

Supermarket sales were up 11% for the year, including a strong growth by soft pretzels (up 10%) and frozen juice bars and Luigi's® Real Italian Ice (up 14%). Our Minute Maid® licensed products also had strong growth due in large part to new products introduced last year.

ICEE® and Frozen Beverages

The Icee Company, including our Icee and Slush Puppie brands, had the best year ever in both sales and profitability. Total sales were up 10% for the year and managed service revenue was up 23% for the year as we continue to expand our capabilities and outreach.

The Mosaic Blooms and Grows

- During fiscal year 2007, we acquired two bakery companies (Hom/Ade Foods and Daddy Ray's®), as well as two brands, Fruit-A-Freeze® and Whole Fruit®, which complement our portfolio in the frozen dessert category.
- Michael Karaban, our Senior Vice President of Marketing, retired this past September. Michael served our company with distinction and dedication for nearly 18 years. We wish Michael well.
- In June, Vince Melchiorre joined our company as Executive Vice President in charge of sales and marketing. His broad background and experience will serve us well in the tying together of the mosaic for the future.
- In October we were selected by Forbes Magazine as one of the "200 Best Small Companies in America." This marks the 7th time and 5th year in a row that we were named.

We thank all of our employees, customers and partners who have helped us achieve this success.

Sincerely,

Gerald B. Shreiber,
President and Chairman
December 3, 2007

J & J SNACK FOODS CORP.
2007 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, FRUIT-A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S*, MINUTE MAID**, and CHILL*** brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake and bakery products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen uncarbonated beverage.

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

The Company made four acquisitions in fiscal year 2007 as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

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

Food Service

The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

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

Bars and Soft Frozen Lemonade, FRUIT-A-FREEZE frozen fruit bars, WHOLE FRUIT Sorbet, BARQ’S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

The Restaurant Group

We sell direct to the public through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST, SANDWICH TWIST, CINNAPRETZEL* and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 22% of the Company’s revenue in fiscal year 2007 and 24% in 2006 and 2005.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, FRUIT-A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S, MINUTE MAID and CHILL brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 14% of the Company’s revenue in fiscal year 2007 and 14% in 2006 and 2005.

The Company’s MINUTE MAID frozen juice fruit bars are manufactured from an apple or pear juice base to which water, sweeteners, coloring (in some cases) and flavorings are added. The juice bars contain two to three ounces of apple or pear juice and the minimum daily requirement of vitamin C, and qualify as reimbursable items under the USDA school lunch program. The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

*     CINNAPRETZEL is a registered trademark of Cinnabon, Inc.

The balance of the Company’s frozen juice treats and desserts products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks, pints and tubs. Several of the products contain ice cream and FRUIT-A-FREEZE and WHOLE FRUIT contain pieces of fruit.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S brand name. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 4% of the Company’s sales in fiscal year 2007, 4% in 2006 and 3% in 2005, respectively. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily cookies, muffins and donuts. In 2007, biscuits and dumplings under the MARY B’S name, and fruit and fig bars under the DADDY RAY’S name, were added through acquisitions. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 32% of the Company’s sales in fiscal year 2007 and 28% in 2006 and 2005.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are ICEE PEAK, JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in the Food Service, The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 19% of revenue in fiscal in 2007, 19% in 2006 and 20% in fiscal 2005.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE and ARCTIC BLAST brands at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999, the Company began providing installation and maintenance service only to a large, quick-service restaurant and others, which resulted in the increase of customer-owned beverage dispensers beginning in 1999. The Company also provides managed service and sells equipment in its Frozen Beverages segment, revenue from which amounted to 8% of sales in 2007 and 9% and 8% of the Company’s sales in fiscal years 2006 and 2005, respectively. In fiscal 2006, through an acquisition, the Company began to sell frozen uncarbonated beverages under the SLUSH PUPPIE brand through a distributor network.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 77,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to the entire continental United States (except for portions of nine states) as well as internationally.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 45% and 43% of our sales during fiscal years 2007, 2006 and 2005, respectively, with our largest customer accounting for 8% of our sales in all three years. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

The Food Service, The Restaurant Group and the Frozen Beverages segments sell primarily to the food service industry. The Retail Supermarkets segment sells to the retail supermarket industry.

The Company’s customers in the food service segment include snack bars and food stands in chain, department and mass merchandising stores, malls and shopping centers, fast food outlets, stadiums and sports arenas, leisure and theme parks, convenience stores, movie theatres, warehouse club stores, schools, colleges and other institutions, and independent retailers. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company’s products are purchased by the consumer primarily for consumption at the point-of-sale.

The Company sells its products to over 90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, FRUIT-A-FREEZE frozen fruit bars, WHOLE FRUIT Sorbet, MARY B’S biscuits, DADDY RAY’S fig and fruit bars, BARQ’S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

Marketing and Distribution

The Company has developed a national marketing program for its products. For Food Service and Frozen Beverages segments’ customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer’s requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company’s ongoing advertising and promotional campaigns for its Retail Supermarket segment’s products include trade shows, newspaper advertisements with coupons, in-store demonstrations and consumer advertising campaigns.

The Company develops and introduces new products on a routine basis. The Company evaluates the success of new product introductions on the basis of sales levels, which are reviewed no less frequently than monthly by the Company’s Chief Operating Decision Makers.

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Pensacola, Florida; Moscow Mills (St. Louis), Missouri; and Solon, Ohio. Frozen beverages are distributed from 97 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months and sales of the Company’s retail stores are generally higher in the Company’s first quarter during the holiday shopping season.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAMA TISH’S, FRUIT-A-FREEZE, WHOLE FRUIT and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S for its churros; ARCTIC BLAST and SLUSH PUPPIE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S and DADDY RAY’S for its bakery products.

The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products.

The Company markets frozen beverages under the trademark ICEE in all of the continental United States, except for portions of nine states, and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

The Company considers its trademarks important to the success of its business.

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

The Company believes it is the only national distributor of soft pretzels. However, there are numerous regional and local manufacturers of food service and retail supermarket soft pretzels as well as several chains of retail pretzel stores.

In Frozen Beverages the Company competes directly with other frozen beverage companies. These include several companies which have the right to use the ICEE name in portions of nine states. There are many other regional frozen beverage competitors throughout the country and one large retail chain which uses its own frozen beverage brand.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $9,785,000, $7,889,000 and $7,034,000 in years 2007, 2006 and 2005, respectively. At September 29, 2007, the total assets of our foreign operations were approximately $6.5 million or less than 2% of total assets.

Employees

The Company has approximately 2,600 full-and part-time employees as of September 29, 2007. Certain production and distribution employees at the Pennsauken and Bridgeport, New Jersey plants are covered by a collective bargaining agreement which expires in September 2009.

The production employees at our Atlanta, Georgia plant are covered by a collective bargaining agreement which expires in January 2008. The Company considers its employee relations to be good.

Available Information

The Company’s internet address is www.jjsnack.com. On the investor relations section of its website, the Company provides free access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

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

Risks of Shortages or Increased Cost of Raw Materials

We are exposed to the market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. If commodity price changes result in increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced volume, revenue and operating income.

General Risks of the Food Industry

Food processors are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels; federal, state and local food processing controls or other mandates; consumer product liability claims; and risks of product tampering. The increased buying power of large supermarket chains, other retail outlets and wholesale food vendors could result in greater resistance to price increases and could alter the pattern of customer inventory levels and access to shelf space.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 45% and 43% of our sales during fiscal years 2007, 2006 and 2005, respectively, with our largest customer accounting for 8% of our sales in all three years. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

Competition

Our businesses operate in highly competitive markets. We compete against national and regional manufacturers and distributors on the basis of price, quality, product variety and effective distribution. Many of our major competitors in the market are larger and have greater financial and marketing resources than we do. Increased competition and anticipated actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results. See “Competition” in Item 1 for more information about our competitors.

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

Our Certificate of Incorporation may inhibit a change in control that you may favor

Our Certificate of Incorporation contains provisions that may delay, deter or inhibit a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

−  a classified Board of Directors;

−  the requirement that our shareholders may only remove Directors for cause;

−  limitations on share holdings and voting of certain persons;

−  special Director voting rights; and

−	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, suppliers, creditors and the local communities in which we operate.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $9,785,000, $7,889,000, and $7,034,000 in years 2007, 2006 and 2005, respectively. At September 29, 2007, the total assets of our foreign operations were approximately $6.5 million or less than 2% of total assets.

Seasonality and Quarterly Fluctuations

Our sales are affected by the seasonal demand for our products. Demand is greater during the summer months primarily as a result of the warm weather demand for our ICEE and frozen juice treats and desserts products. Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.

Item 1B.	Unresolved Staff Comments

We have no unresolved SEC staff comments to report.

Item 2.	Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 70% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2012. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company also leases, through September 2011, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant. The Company leases through January 2011 an additional 23,000 square feet of warehouse space several blocks distant from these facilities.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. The facility is used by the Company to manufacture some of its products including funnel cake, pretzels, churros and cookies. The facility operates at about 60% of capacity.

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

The Company leases through November 2017 a 25,000 square foot frozen juice treat and dessert manufacturing facility located in Norwalk (Los Angeles), California which operates at approximately 20% of capacity.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2010. The facility operates at about 50% of capacity.

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility located on three acres in Scranton, Pennsylvania. The facility, which was expanded from 26,000 square feet in 1998, operates at approximately 70% of capacity.

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2017. The facility operates at approximately 65% of capacity.

The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2011. The facility operates at approximately 80% of capacity. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2016.

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2010 with options to extend the term. The facility operates at approximately 50% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. Two of the buildings are leased through December 2011 and the third is leased through December 2015. The manufacturing facility operates at approximately 50% of capacity.

The Company owns a 65,000 square foot fig and fruit bar manufacturing facility located on 9 1/2 acres in Moscow Mills (St. Louis), Missouri. The facility operates at about 75% of capacity.

The Company leases two buildings in Pensacola, Florida for the manufacturing, packing and warehousing of products for its biscuit business. The buildings total 39,000 square feet and the leases run through April 2008 and December 2008. The manufacturing facility operates at approximately 60% of capacity.

The Company’s Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are owned and located in an 11,000 square foot building in Lancaster, Pennsylvania.

The Company also leases approximately 135 warehouse and distribution facilities in 44 states, Mexico and Canada.

Item 3.	Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4.	Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 29, 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ for the common stock for each quarter of the years ended September 30, 2006 and September 29, 2007.

	High	Low

Fiscal 2006
First quarter	$32.34	$26.55
Second quarter	35.22	29.09
Third quarter	35.51	29.76
Fourth quarter	33.94	28.58

Fiscal 2007
First quarter	$42.27	$30.76
Second quarter	43.51	37.41
Third quarter	41.95	37.16
Fourth quarter	40.14	33.23

On November 20, 2007, there were 18,701,919 shares of common stock outstanding. Those shares were held by approximately 3,700 beneficial shareholders and shareholders of record.

A 2-for-1 stock split per common share was distributed January 5, 2006 to shareholders of record on December 15, 2005. All share amounts in this Form 10-K reflect the stock split.

The Company paid cash dividends of $6,123,000, $5,273,000 and $3,400,000 in fiscal years 2007, 2006 and 2005, respectively.

The Company’s Board of Directors declared a cash dividend of $.085 per common share payable October 4, 2007 to shareholders of record on September 17, 2007, and a cash dividend of $.0925 per common share payable January 3, 2008 to shareholders of record on December 14, 2007. The cash dividend of $.0925/share represents a 9% increase from the previous quarterly dividend rate of $.085/share.

The Company anticipates that its Board of Directors will continue to declare quarterly cash dividends; however, the continuance of cash dividends is not guaranteed and is dependent on many factors.

The Company did not repurchase any of its common stock in fiscal years 2007, 2006 and 2005.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among J & J Snack Foods Corp., The NASDAQ Composite Index
And The S&P Packaged Foods & Meats Index

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2005, 2006 and 2007.

	Fiscal year ended in September
	(In thousands except per share data)
	2007	2006	2005	2004	2003

Net Sales	$568,901	$514,831	$457,112	$416,588	$364,567
Net Earnings	$32,112	$29,450	$26,043	$22,710	$19,902
Total Assets	$380,288	$340,808	$305,924	$277,424	$239,478
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	$565	$—	$—	$—	$—
Stockholders’ Equity	$295,582	$263,656	$234,762	$210,096	$182,564
Common Share Data Earnings Per Diluted Share	$1.69	$1.57	$1.40	$1.24	$1.10
Earnings Per Basic Share	$1.72	$1.60	$1.43	$1.27	$1.13
Book Value Per Share	$15.80	$14.28	$12.85	$11.67	$10.43
Common Shares Outstanding At Year End	18,702	18,468	18,272	18,012	17,514
Cash Dividends Declared Per Common Share	$.34	$.30	$.25	$—	$—

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

In addition to historical information, this document and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

Revenue Recognition — We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis. We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months. We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts. We record offsets to revenue for allowances, end-user pricing adjustments and trade spending. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine the amount of liability to record is cumbersome and subject to inaccuracies. However, we feel that due to constant monitoring of the process, any inaccuracies would not be material. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $11,793,000 and $8,938,000 at September 29, 2007 and September 30, 2006, respectively. The increase in our recorded liability resulted from the general increase in our business and increased allowance programs.

Accounts Receivable — We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have 2 to 3 customers with accounts receivable balances of between $1.5 million to $4 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed, could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $189,000, $300,000 and $112,000 for the fiscal years 2007, 2006 and 2005, respectively. At September 29, 2007 and September 30, 2006, our accounts receivables were $56,772,000 and $53,033,000, net of an allowance for doubtful accounts of $1,052,000 and $963,000.

Asset Impairment — In 2006, goodwill of our frozen beverages reporting unit increased by $3,487,000 as a result of the acquisitions of ICEE of Hawaii and SLUSH PUPPIE and the goodwill of our food service reporting unit increased by $839,000 as a result of a smaller acquisition. In 2007, goodwill of our food service reporting unit increased by $1,323,000 as a result of the acquisitions of Hom/Ade Foods and DADDY RAY’S. In 2007, goodwill of our frozen beverages reporting unit increased by $603,000 as the result of the Kansas ICEE acquisition.

We have three reporting units with goodwill totaling $60,314,000 as of September 29, 2007. We utilize historical reporting unit cash flows (defined as reporting unit operating income plus depreciation and amortization) as a proxy for expected future reporting unit cash flows to evaluate the fair value of these reporting units. If the fair value estimated substantially exceeds the carrying value of the reporting unit, including the goodwill, if any, associated with that unit, we do not recognize any impairment loss. We do not engage a third party to assist in this analysis as we believe that our in-house expertise is adequate to perform the analysis.

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. The gross carrying amount of intangible assets increased by $17,034,000 in 2006 primarily as a result of the acquisition of $15,188,000 of intangible assets of the SLUSH PUPPIE business. The gross carrying amount of intangibles increased by $39,633,000 in 2007 primarily as a result of the acquisitions of $23,771,000 and $12,799,000 of intangible assets of Hom/Ade Foods and DADDY RAY’S, respectively. Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Insurance Reserves — We have a self-insured medical plan which covers approximately 1,100 of our employees. We record a liability for incurred but not yet paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 29, 2007 and September 30, 2006 was $801,000 and $1,101,000, respectively. Considering that we have stop loss coverage of $125,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2007 and 2006 was $1,900,000 and $2,800,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $6,800,000 and $7,650,000 at September 29, 2007 and September 30, 2006, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 29, 2007 and September 30, 2006, we had outstanding letters of credit totaling $9,595,000 and $8,620,000, respectively.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2007 (52 weeks) Compared to Fiscal 2006 (53 weeks)

Net sales increased $54,070,000, or 11%, to $568,901,000 in fiscal 2007 from $514,831,000 in fiscal 2006. Adjusting for sales related to the acquisitions of ICEE of Hawaii in January 2006, SLUSH PUPPIE in May 2006, DADDY RAY’S in January 2007, HOM/ADE Foods in January 2007, and WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Frozen Fruit Bar brands in April 2007, sales increased approximately 2%, or $9,236,000.

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

Food Service

Sales to food service customers increased $35,597,000, or 11%, to $355,764,000 in fiscal 2007. Excluding the benefit of Hom/Ade sales of $22,409,000, DADDY RAY’S sales of $15,468,000, and WHOLE FRUIT and FRUIT-A-FREEZE sales of $1,781,000, sales increased approximately 1%. Soft pretzel sales to the food service market decreased $722,000, or 1%, to $98,859,000 for the year. Sales of bakery products, excluding Hom/Ade and DADDY RAY’S, increased $3,648,000, or 3%, for the year. Churro sales were essentially unchanged for the year with $22,069,000 of sales in 2007. Frozen juice bar and ices sales increased $3,235,000 or 7% to $47,571,000 for the year. Without WHOLE FRUIT and FRUIT-A-FREEZE, sales increased 3% for the year with sales to school food service customers accounting for most of the increase. Sales of our funnel cake products were down $1,198,000, or 15%, as sales declined to one customer. The changes in sales throughout the Food Service segment were from a combination of volume changes and price increases.

Retail Supermarkets

Sales of products to retail supermarkets increased $5,183,000 or 11% to $52,131,000 in fiscal 2007. Total soft pretzel sales to retail supermarkets were $24,867,000, an increase of 10% from fiscal 2006 due to volume and pricing. Sales of frozen juice bars and ices increased $3,626,000, or 14%, to $29,426,000 in 2007 from $25,800,000 in 2006 due to volume and pricing. Coupon costs, a reduction of sales, were up $687,000, or 33%, for the year, because of increased distribution of coupons.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 29% primarily due to closings or licensings of stores in the past year. At September 29, 2007, we had 9 stores open. Sales of stores open for both years were down 8% for the year.

Frozen Beverages

Frozen beverage and related product sales increased $14,421,000 or 10% to $158,420,000 in fiscal 2007. Excluding the benefit of sales from the acquisitions of ICEE of Hawaii and SLUSH PUPPIE, frozen beverages and related product sales would have been up 2% for the year. Beverage sales alone were up 9% for the year. Excluding sales from the acquisitions, beverage sales alone would have been up 1% for the year. Gallon sales were down 3% for the year in our base ICEE business. Service revenue increased $5,831,000, or 23%, to $31,249,000 for the year as we continue to emphasize growing this part of our business. Frozen carbonated machine sales decreased $1,111,000 to $16,473,000 for the year.

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

Gross profit as a percent of sales decreased .71 of a percentage point in 2007 from 2006 although it remained at 33% of sales for both 2007 and 2006. Excluding the lower gross profit margin of the acquired DADDY RAY’S business, gross profit percentage would have declined only .26 of a percentage point for the year.

We were impacted by higher commodity costs of over $8,000,000 for the year with over $3,500,000 impacting us in the fourth quarter. Reduced trade spending in our retail supermarket segment, other pricing and lower utility and insurance costs of approximately $1,100,000 helped to offset some of the commodity costs increase.

We expect to continue to be impacted by higher commodity costs going forward.

Total operating expenses increased $10,592,000 to $137,947,000 in fiscal 2007 but as a percentage of sales decreased .49 of a percentage point to 24% of sales in 2007. An impairment charge last year of $1,193,000 in the Food Service segment for the writedown of robotic packaging equipment and an increase of other general income of $1,312,000 this year accounted for virtually all of the .49 percentage point decrease. Other general income of $1,388,000 this year primarily consists of $495,000 and $321,000 insurance gains in the Frozen Beverages and The Restaurant Group segments, respectively and a royalty settlement of $569,000 in the Food Service segment reduced by other general expense items. Marketing expenses increased .38 of a percentage point but stayed at 12% of sales. Marketing expenses this year include $1,940,000 of costs for a TV/Internet advertising campaign for our retail SUPERPRETZEL product.

Operating income increased $3,516,000, or 8%, to $48,580,000 in fiscal 2007 as a result of the aforementioned items. Excluding the writedown of robotic packaging equipment last year, operating income increased $2,323,000, or 5%. Excluding the impact of the writedown of the robotic packaging equipment last year and the increase in other general income this year, operating income was up $1,011,000, or 2%, this year.

Investment income decreased by $417,000 to $2,720,000 primarily due lower investable balances of cash and marketable securities.

The effective income tax rate decreased to 37% in fiscal year 2007 from 39% in fiscal 2006 due primarily from the resolution of state and foreign tax matters.

Net earnings increased $2,662,000, or 9%, in fiscal 2007 to $32,112,000, or $1.69 per diluted share as a result of the aforementioned items.

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

RESULTS OF OPERATIONS

Fiscal 2006 (53 weeks) Compared to Fiscal 2005 (52 weeks)

Net sales increased $57,719,000, or 13%, to $514,831,000 in fiscal 2006 from $457,112,000 in fiscal 2005. Adjusting for sales related to the acquisitions of Snackworks, LLC in March 2005, ICEE of Hawaii in January 2006 and SLUSH PUPPIE in May 2006, sales increased approximately 10%, or $43,576,000.

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

Food Service

Sales to food service customers increased $40,044,000, or 14%, to $320,167,000 in fiscal 2006. Excluding sales from the acquisition of Snackworks, LLC, sales increased $34,303,000, or 12%. Soft pretzel sales to the food service market increased $12,273,000, or 14%, to $99,581,000 for the 2006 year due primarily to the acquisition of Snackworks, LLC. Excluding Snackworks sales, pretzel sales increased $6,532,000, or 7%, with much of the increase coming from new business generated by Snackworks’ products. Sales of bakery products increased $15,189,000, or 12%, for the year. The increased sales were primarily to our private label and industrial business customers. Two customers accounted for 75% of the sales increase. Churro sales increased 50% to $22,154,000 due primarily to increased sales to one customer. Frozen juice bar and ices sales increased $4,643,000, or 12%, to $44,336,000 for the year with sales to school food service customers accounting for most of the increase. The changes in sales throughout the Food Service segment were from a combination of volume changes and price increases.

Retail Supermarkets

Sales of products to retail supermarkets increased $4,601,000 or 11% to $46,948,000 in fiscal 2006. Total soft pretzel sales to retail supermarkets were $22,552,000, an increase of 3% from fiscal 2005 mainly due to pricing. Sales of frozen juice bars and ices increased $2,212,000, or 9%, to $25,800,000 in 2006 from $23,588,000 in 2005 primarily due to the introduction of several new products. Coupon costs, a reduction of sales, were down $1,778,000, or 46%, for the year, because of decreased distribution of coupons.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 28% primarily due to closings or licensings of 5 stores. At September 30, 2006, we had 13 stores open. Sales of stores open for both years were down 1.7% for the year.

Frozen Beverages

Frozen beverage and related product sales increased $14,586,000, or 11%, to $143,819,000 in fiscal 2006. Excluding the benefit of sales from the acquisitions of ICEE of Hawaii and SLUSH PUPPIE, frozen beverages and related product sales would have been up 5% for the year. Beverage sales alone were up 9% for the year. Excluding sales from the acquisitions, beverage sales alone would have been up 1% for the year. Service revenue increased $1,180,000, or 5%, to $25,418,000 for the year as we continue to emphasize growing this part of our business. Machine sales increased $4,327,000 to $17,584,000 for the year. Sales to two customers accounted for more than half of the machine sales increase.

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

Operating income increased $4,815,000, or 12%, to $45,064,000 in fiscal 2006 as a result of the aforementioned items. Operating income also benefited by lower group and liability insurance costs of about $1.3 million. Adjusting for share-based compensation expense that would have been recognized in 2005 if Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which revised Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation had been followed, operating income increased 16%. Adjusting for share-based compensation expense that would have been recognized in 2005 if Statement 123(R) had been followed and excluding the impact of the writedown of impaired robotic packaging equipment, operating income increased 19%.

Investment income increased by $1,448,000 to $3,137,000 primarily due to an increase in the general level of interest rates.

The effective income tax rate increased to 39% in fiscal year 2006 from 38% in 2005 due to estimated increases in state tax payments and a lower tax benefit on share-based compensation.

Net earnings increased $3,407,000, or 13%, in fiscal 2006 to $29,450,000, or $1.57 per fully diluted share, as a result of the aforementioned items. Adjusting for share-based compensation expense that would have been recognized in 2005 if Statement 123(R) had been followed, net earnings increased $4,534,000 or 18%. Adjusting for share-based compensation expense that would have been recognized in 2005 if Statement 123(R) had been followed and excluding the impact of the writedown of impaired robotic packaging equipment, net earnings increased $5,274,000 or 21%.

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

ACQUISITIONS

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

On January 31, 2006, we acquired the stock of ICEE of Hawaii. ICEE of Hawaii, headquartered in Waipahu, Hawaii, distributes ICEE frozen beverages and related products throughout the Hawaiian islands. Annual sales were approximately $2.3 million for the year ended December 2005.

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

On January 9, 2007, we acquired the assets of Hom/Ade Foods, Inc. Hom/Ade Foods, Inc., based in Pensacola, Florida is a manufacturer and distributor of biscuits and dumplings sold under the MARY B’s and private label store brands predominately to the retail supermarket trade. Annual sales of the business were approximately $30 million for the year ended December 2006.

On January 31, 2007, we acquired the assets of Radar, Inc. Radar, Inc. is a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, Missouri (outside of St. Louis), Radar, Inc. has annual sales of approximately $23 million dollars selling to the retail grocery segment and mass merchandisers, both branded and private label.

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Frozen Fruit Bar brands, along with related assets including a manufacturing facility located in Norwalk, California, selling primarily to the supermarket industry. Sales for 2007 were $2,429,000.

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas with annual sales of less than $1 million.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the accompanying consolidated financial statements from their respective acquisition dates.

LIQUIDITY AND CAPITAL RESOURCES

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, is sufficient to fund future growth and expansion.

Fluctuations in the value of the Mexican peso and the resulting translation of the net assets of our Mexican frozen beverage subsidiary caused an increase of $42,000 in accumulated other comprehensive loss in 2007 and an increase of $46,000 in 2006 and a decrease of $143,000 in 2005. In 2007, sales of the Mexican subsidiary were $7,495,000 as compared to $6,285,000 in 2006 and $5,399,000 in 2005.

In fiscal years 2007, 2006 and 2005, we did not repurchase or retire any of our Company stock.

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the prior facility at September 29, 2007 and September 30, 2006. The significant financial covenants are:

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

We were in compliance with the restrictive covenants described above at September 29, 2007.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2007 and 2006 was $1,900,000 and $2,800,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 29, 2007 and September 30, 2006, we had outstanding letters of credit totaling $9,595,000 and $8,620,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)
		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt, including current maturities	$—	$—	$—	$—	$—
Capitalized lease obligations	565	91	189	199	86
Purchase commitments	31,266	31,266	—	—	—
Operating leases	43,366	10,224	15,408	8,457	9,277

Total	$75,197	$41,581	$15,597	$8,656	$9,363

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2007 Compared to Fiscal 2006

Cash and cash equivalents and marketable securities available for sale decreased $19,602,000, or 26%, to $57,019,000 from a year ago primarily because net cash provided by operating activities of $57,843,000 was less than cash used for purchases of property, plant and equipment and for purchase of companies by $17,669,000.

Trade receivables increased $3,739,000, or 7%, to $56,772,000 in 2007 due primarily to an increased level of business resulting from acquisitions and internal growth. Inventories increased $8,809,000 or 23% to $46,599,000 in 2007. The increases were due primarily to increased levels of business and higher unit costs of inventories.

Net property, plant and equipment increased $7,775,000 to $93,222,000 because purchases of fixed assets and fixed assets acquired in acquisitions exceeded depreciation of existing assets.

Other intangible assets, less accumulated amortization increased $35,664,000 to $58,333,000 primarily because of the purchase of intangible assets of $23,771,000, $12,799,000, $2,731,000 and $413,000 in the Hom/Ade Foods, DADDY RAY’S, WHOLE FRUIT and FRUIT-A-FREEZE and Kansas ICEE acquisitions, respectively.

Goodwill increased $2,366,000 to $60,314,000 as a result of the purchases of the aforementioned acquisitions.

Accounts payable and accrued liabilities increased $5,033,000, or 10% from 2006 to 2007 primarily because of increased levels of business, higher costs of raw materials and packaging and higher income taxes payable.

Deferred income tax liabilities increased by $969,000 to $19,180,000 which related primarily to amortization of goodwill and other intangible assets.

Common stock increased $6,182,000 to $47,280,000 in 2007 because of the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees and share-based compensation expense.

Net cash provided by operating activities increased $2,878,000 to $57,843,000 in 2007 primarily because of an increase to net earnings of $2,662,000 and higher amortization of intangibles and deferred costs of $2,797,000 compared to 2006.

Net cash used in investing activities increased $7,205,000 to $57,834,000 in 2007 from $50,629,000 in 2006 primarily because purchases of property, plant and equipment and payments for purchases of companies, net of cash acquired were higher by $29,509,000, which was offset by the net difference between proceeds from sales of marketable securities and purchases of marketable securities of $22,782,000 this year compared to last year.

Net cash used in financing activities of $1,769,000 in 2007 compared to net cash used by financing activities of $2,464,000 in 2006. The decrease was caused by increased proceeds from the issuance of common stock.

In 2007, the major variables in determining our net increase in cash and cash equivalents and marketable securities available for sale were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment and payments for the purchase of companies. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the repurchase of common stock, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition in the current year. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 29, 2007, we may borrow in the future depending on our needs.

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

Accounts payable and accrued liabilities increased $4,391,000 from 2005 to 2006 primarily because of increased levels of business, higher accruals for our insurance reserves and higher income taxes payable.

Deferred income tax liabilities increased by $224,000 to $18,211,000 which related primarily to amortization of goodwill and other intangible assets.

Common stock increased $4,505,000 to $41,098,000 in 2006 because of the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees and share-based compensation expense.

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

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 29, 2007, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 29, 2007, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 29, 2007 because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting, as of September 29, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, among other things, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 29, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 29, 2007, our internal control over financial reporting is effective.

Item 9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 5, 2008 (“2007 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2007 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 5, 2008, is incorporated herein by reference.

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

Information concerning executive compensation appearing in the Company’s 2007 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 5, 2008 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	66	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	52	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Radano	58	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	47	President of The ICEE Company Subsidiary
Vincent Melchiorre	47	Executive Vice President and Chief Marketing Officer

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2010.

Dennis G. Moore joined the Company in 1984. He served in various controllership functions prior to becoming the Chief Financial Officer in June 1992. His term as a director expires in 2012.

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

Vincent Melchiorre joined the Company in June 2007. Prior to joining the Company, he had been employed in management positions with Weston Foods, USA for one year, The Tasty Baking Company for three years and The Campbell Soup Company for over twenty years.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 29, 2007.

	(a)	(b)	(c)
Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))

Equity compensation plans approved by security holders	1,145,000	$19.67	1,409,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,145,000	$19.67	1,409,000

Item 13.	Certain Relationships And Related Transactions, and Director Independence

None to report.

Item 14.	Principal Accountant Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

(b) Exhibits

3.1		Amended and Restated Certificate of Incorporation filed February 28, 1990. (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990.)
3.2		Revised Bylaws adopted May 17, 2006. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)
4.3		Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)
10.1		Proprietary Exclusive Manufacturing Agreement dated July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc. (Incorporated by reference from the Company’s Form S-1 dated February 4, 1986, file no. 33-2296).
10	.2*	J & J Snack Foods Corp. Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 19, 2002.)
10	.3*	Adoption Agreement for MFS Retirement Services, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, effective September 1, 2004. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)
10	.4*	J & J Snack Foods Corp. Directors’ and Consultants’ Deferred Compensation Plan adopted November 21, 2005. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)
10.6		Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company’s manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference form the Company’s Form 10-K dated December 17, 1991.)
10.7		Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 21, 1995.)
10	.8*	J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).
10.11		Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).
10.12		Employment agreement between Vincent A. Melchiorre and J & J Snack Foods Corp. (Incorporated by reference from the Company’s 8-K dated June 5, 2007).

14.1		Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).
21	.1**	Subsidiaries of J & J Snack Foods Corp.
23	.1**	Consent of Independent Registered Public Accounting Firm.
31	.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.
32	.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Compensatory Plan

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

December 6, 2007	By /s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 6, 2007	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director

December 6, 2007	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director

December 6, 2007	/s/ Sidney R. Brown
Sidney R. Brown, Director

December 6, 2007	/s/ Peter G. Stanley
Peter G. Stanley, Director

December 6, 2007	/s/ Leonard M. Lodish
Leonard M. Lodish, Director

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and
Board of Directors
J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J & J Snack Foods Corp. and Subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended September 29, 2007 (52 weeks, 53 weeks, and 52 weeks, respectively). We have also audited J & J Snack Foods Corp. and Subsidiaries internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J & J Snack Foods Corp. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on J & J Snack Foods Corp. and Subsidiaries internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J & J Snack Foods Corp. and Subsidiaries as of September 29, 2007 and September 30, 2006, and the consolidated results of their operations and their consolidated cash flows for each of the fiscal years in the three-year period ended September 29, 2007 (52 weeks, 53 weeks and 52 weeks) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, J & J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control-Integrated Framework issued COSO.

We do not express an opinion or any other form of assurance on Management’s Report on Internal Control over Financial Reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 20, 2007

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 29,	September 30,
	2007	2006
	(in thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$15,819	$17,621
Marketable securities available for sale	41,200	59,000
Receivables
Trade, less allowances of $1,052 and $963, respectively	56,772	53,033
Other	424	630
Inventories	46,599	37,790
Prepaid expenses and other	1,425	1,457
Deferred income taxes	3,125	2,713

Total current assets	165,364	172,244

Property, Plant and Equipment, at cost	352,829	333,838
Less accumulated depreciation and amortization	259,607	248,391

	93,222	85,447

Other Assets
Goodwill	60,314	57,948
Other intangible assets, net	58,333	22,669
Other	3,055	2,500

	121,702	83,117

	$380,288	$340,808

Liabilities and Stockholders’ Equity
Current Liabilities
Current obligations under capital leases	$91	$—
Accounts payable	45,278	40,835
Accrued liabilities	8,309	7,719
Accrued compensation expense	9,335	8,367
Dividends payable	1,588	1,385

Total current liabilities	64,601	58,306

Long-term obligations under capital leases	474	—
Deferred income taxes	19,180	18,211
Other long-term liabilities	451	635

Stockholders’ Equity
Preferred stock, $1 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,702,000 and 18,468,000 respectively	47,280	41,098
Accumulated other comprehensive loss	(2,006)	(1,964)
Retained earnings	250,308	224,522

	295,582	263,656

	$380,288	$340,808

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal year ended
	September 29,	September 30,	September 24,
	2007	2006	2005
	(52 weeks)	(53 weeks)	(52 weeks)

Net Sales	$568,901	$514,831	$457,112
Cost of goods sold(1)	382,374	342,412	302,065

Gross profit	186,527	172,419	155,047

Operating expenses
Marketing(2)	70,248	61,601	57,197
Distribution(3)	48,945	45,331	39,589
Administrative(4)	20,142	19,306	17,582
Impairment charge	—	1,193	—
Other general expense (income)	(1,388)	(76)	430

	137,947	127,355	114,798

Operating income	48,580	45,064	40,249

Other income (expenses)
Investment income	2,720	3,137	1,689
Interest expense and other	(142)	(129)	(136)

	2,578	3,008	1,553

Earnings before income taxes	51,158	48,072	41,802
Income taxes	19,046	18,622	15,759

NET EARNINGS	$32,112	$29,450	$26,043

Earnings per diluted share	$1.69	$1.57	$1.40

Weighted average number of diluted shares	19,005	18,807	18,600

Earnings per basic share	$1.72	$1.60	$1.43

Weighted average number of basic shares	18,635	18,421	18,194

(1)	Includes share-based compensation expense of $227 for the year ended September 29, 2007 and $297 for the year ended September 30, 2006.

(2)	Includes share-based compensation expense of $716 for the year ended September 29, 2007 and $576 for the year ended September 30, 2006.

(3)	Includes share-based compensation expense of $50 for the year ended September 29, 2007 and $26 for the year ended September 30, 2006.

(4)	Includes share-based compensation expense of $747 for the year ended September 29, 2007 and $687 for the year ended September 30, 2006.

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained		Comprehensive
	Shares	Amount	Loss	Earnings	Total	Income

Balance at September 26, 2004	18,012	$33,349	$(2,061)	$179,088	$210,376
Issuance of common stock upon exercise of stock options	236	2,577	—	—	2,577
Issuance of common stock for employee stock purchase plan	24	445	—	—	445
Foreign currency translation adjustment	—	—	143	—	143	$143
Issuance of common stock under deferred stock plan	—	222	—	—	222
Dividends declared	—	—	—	(4,542)	(4,542)
Net earnings	—	—	—	26,043	26,043	26,043

Comprehensive income	—	—	—	—	—	$26,186

Balance at September 24, 2005	18,272	$36,593	$(1,918)	$200,589	$235,264
Issuance of common stock upon exercise of stock options	164	2,253	—	—	2,253
Issuance of common stock for employee stock purchase plan	23	556	—	—	556
Foreign currency translation adjustment	—	—	(46)	—	(46)	$(46)
Issuance of common stock under deferred stock plan	9	392	—	—	392
Dividends declared	—	—	—	(5,517)	(5,517)
Share-based compensation	—	1,304	—	—	1,304
Net earnings	—	—	—	29,450	29,450	29,450

Comprehensive income	—	—	—	—	—	$29,404

Balance at September 30, 2006	18,468	$41,098	$(1,964)	$224,522	$263,656
Issuance of common stock upon exercise of stock options	211	3,669	—	—	3,669
Issuance of common stock for employee stock purchase plan	23	700	—	—	700
Foreign currency translation adjustment	—	—	(42)	—	(42)	$(42)
Issuance of common stock under deferred stock plan	—	275	—	—	275
Dividends declared	—	—	—	(6,326)	(6,326)
Share-based compensation	—	1,538	—	—	1,538
Net earnings	—	—	—	32,112	32,112	32,112

Comprehensive income	—	—	—	—	—	$32,070

Balance at September 29, 2007	18,702	$47,280	$(2,006)	$250,308	$295,582

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of this statement.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	September 29,	September 30,	September 24,
	2007	2006	2005
	(52 weeks)	(53 weeks)	(52 weeks)

Operating activities:
Net earnings	$32,112	$29,450	$26,043
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	22,451	22,848	23,215
Amortization of intangibles and deferred costs	4,557	1,760	1,047
(Gains) losses from disposals and impairment of property & equipment	(49)	1,062	150
Other	(150)	—	—
Share-based compensation	1,740	1,586	—
Deferred income taxes	557	(96)	(174)
Changes in assets and liabilities, net of effects from purchase of companies:
(Increase) decrease in accounts receivable	(569)	(4,223)	1,048
Increase in inventories	(5,722)	(2,160)	(3,465)
(Increase) decrease in prepaid expenses and other	(65)	(167)	139
Increase in accounts payable and accrued liabilities	2,981	4,905	4,641

Net cash provided by operating activities	57,843	54,965	52,644

Investing activities:
Purchases of property, plant and equipment	(22,765)	(19,739)	(21,632)
Payments for purchases of companies, net of cash acquired	(52,747)	(26,264)	(16,088)
Purchase of marketable securities	(60,875)	(40,825)	(31,725)
Proceeds from sales of marketable securities	78,882	36,050	14,000
Proceeds from disposal of property and equipment	592	1,046	819
Other	(921)	(897)	(807)

Net cash used in investing activities	(57,834)	(50,629)	(55,433)

Financing activities:
Proceeds from issuance of common stock	4,369	2,809	2,241
Payments of cash dividend	(6,123)	(5,273)	(3,400)
Payments on capitalized lease obligations	(15)	—	—

Net cash used in financing activities	(1,769)	(2,464)	(1,159)
Effect of exchange rate on cash and cash equivalents	(42)	(46)	143

Net (decrease) increase in cash and cash equivalents	(1,802)	1,826	(3,805)
Cash and cash equivalents at beginning of year	17,621	15,795	19,600

Cash and cash equivalents at end of year	$15,819	$17,621	$15,795

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We follow EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $48,945,000, $45,331,000 and $39,589,000 for the fiscal years ended 2007, 2006 and 2005, respectively.

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

During the years ended September 29, 2007, September 30, 2006 and September 24, 2005, we sold $9,000,000, $6,000,000 and $5,506,000, respectively, of service contracts related to our frozen beverage machines. At September 29, 2007 and September 30, 2006, deferred income on service contracts was $1,160,000 and $1,748,000, respectively, of which $126,000 and $183,000 is included in other long-term liabilities as of September 29, 2007 and September 30, 2006, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Service contract income of $9,612,000, $5,883,000 and $5,728,000 was recognized for the fiscal years ended 2007, 2006 and 2005, respectively.

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

6.	Concentrations of Credit Risk and Accounts Receivable

We maintain cash balances at financial institutions located in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. We customarily maintain cash balances in excess of these insurance limits.

Other financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have 2 to 3 customers with accounts receivable balances of between $1,500,000 to $4,000,000.

Our top ten customers accounted for 42%, 45% and 43% of our sales during fiscal years 2007, 2006 and 2005, respectively, with our largest customer accounting for 8% of our sales in all three years. Three of the ten customers are food distributors who sell our product to many end users.

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

We follow FASB Statement 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,” (Statement 151).

Statement 151 retains the general principle of ARB 43, Chapter 4, “Inventory Pricing”, that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that

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

We account for our investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115). This standard requires investments in securities to be classified in one of three categories: held-to-maturity, trading, or available-for-sale. Our investment portfolio consists solely of investments classified as available for sale and is accounted for as such in accordance with SFAS No. 115.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt it on September 30, 2007. We have not fully completed our evaluation of the impact FIN 48 will have on our financial position and results of operations when adopted. However, we currently estimate that the adoption will result in a charge to beginning retained earnings at September 30, 2007 of less than $1.0 million.

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

Our calculation of EPS is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

	Fiscal Year Ended September 29, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$32,112	18,635	$1.72
Effect of Dilutive Securities
Options	—	370	(.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$32,112	19,005	$1.69

128,200 anti-dilutive shares have been excluded in the computation of 2007 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$29,450	18,421	$1.60
Effect of Dilutive Securities
Options	—	386	(.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$29,450	18,807	$1.57

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

500 anti-dilutive shares have been excluded in the computation of 2006 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 24, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$26,043	18,194	$1.43
Effect of Dilutive Securities
Options	—	406	(.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$26,043	18,600	$1.40

13.	Accounting for Stock-Based Compensation

Effective with the 2006 fiscal year, the Company follows FASB Statement No. 123(R), “Share-Based Payment”. Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

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

At September 29, 2007, the Company has three stock-based employee compensation plans. Share-based compensation of $1,148,000, net of a tax benefit of $592,000, or $.06 per diluted share, was recognized for the year ended September 29, 2007, comprised of $833,000 for options issued under our stock option plan, $146,000 for stock issued under our employee stock purchase plan, $138,000 for deferred stock issued to outside directors and $31,000 resulting from amortization of restricted stock issued to an employee. Share-based compensation of $1,161,000, net of a tax benefit of $425,000, or $.06 per diluted share, was recognized for the year ended September 30, 2006, comprised of $823,000 for options issued under our stock option plan, $165,000 for stock issued under our employee stock purchase plan and $173,000 for deferred stock issued to outside directors. At September 29, 2007, the Company has unrecognized compensation expense of

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

approximately $1.6 million to be recognized over the next three fiscal years. Reported net income, adjusting for share-based compensation that would have been recognized in 2005 if Statement 123(R) had been followed is (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

	Fiscal year ended
	September 29,	September 30,	September 24,
	2007	2006	2005
	(52 weeks)	(53 weeks)	(52 weeks)
	(in thousands, except per share amounts)

Net income, as reported	$32,112	$29,450	$26,043
Less: share-based compensation costs determined under fair-value based method for all awards, net of tax	—	—	1,127

Adjusted net earnings	$32,112	$29,450	$24,916

Earnings per share of common stock — basic:
As reported	$1.72	$1.60	$1.43
Share-based compensation	—	—	(.06)

Adjusted net earnings	$1.72	$1.60	$1.37
Earnings per share of common stock — diluted:
As reported	$1.69	$1.57	$1.40
Share-based compensation	—	—	(.06)

Adjusted net earnings	$1.69	$1.57	$1.34

The fair value of these options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2007, 2006 and 2005; expected volatility of 27.4% for fiscal year 2007, 34.2% for year 2006 and 27.9% for year 2005; weighted average risk-free interest rates of 4.57%, 4.41% and 3.82%; dividend rate of .9% for year 2007 and 1% for years 2006 and 2005 and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 15% was used for year 2007 and 18% was used for year 2006.

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

Advertising costs are expensed as incurred. Total advertising expense was $4,084,000, $1,589,000, and $1,617,000 for the fiscal years 2007, 2006 and 2005, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, sugar, raisins, juice, cheese, chocolate, and macadamia nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 29, 2007, we have approximately $31,000,000 of such commitments. Futures contracts are not used in combination with forward purchasing of

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $529,000, $558,000 and $574,000 for the fiscal years 2007, 2006 and 2005, respectively.

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

We did not record any such cumulative adjustment due to immateriality.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a common definition for how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The statement is effective for our 2008 fiscal year. We are currently evaluating the provisions of FAS 157 to determine its impact on our financial statements.

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159). The Fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. We are currently assessing what the impact of the adoption of this SFAS would be on the Company’s financial position and/or results of operations.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

18.	Reclassifications

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

NOTE B —	ACQUISITIONS

On March 17, 2005, we acquired all of the assets of Snackworks LLC, d/b/a Bavarian Brothers, a manufacturer of soft pretzels headquartered in Rancho Cucamonga, California for $14.8 million plus approximately $600,000 for inventory. Snackworks operated production facilities in California and Chambersburg, Pennsylvania and markets its products under the brand names SERIOUSLY TWISTED!, BAVARIAN BROTHERS and CINNAPRETZEL. Snackworks sells throughout the continental United States primarily to mass merchandisers and theatres. Annual sales are approximately $11 million.

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

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, Missouri (outside of St. Louis), Radar, Inc. had annual sales of approximately $23 million dollars selling to the retail grocery segment and mass merchandisers, both branded and private label.

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets including a manufacturing facility located in Norwalk, California. Selling primarily to the supermarket industry, sales for the last six months of 2007 were $2,429,000.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE B —	ACQUISITIONS — (Continued)

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas with annual sales of less than $1 million.

The allocation of the purchase prices for the Hom/Ade and Radar acquisitions and other acquisitions which were made during the 2007 fiscal year is as follows:

	Hom/Ade	Radar	Other
	(in thousands)

Working Capital	$1,410	$1,284	$989
Property, plant & equipment	233	5,750	1,442
Trade Names	6,220	1,960	3,086
Customer Relationships	17,250	10,730	58
Covenant not to Compete	301	109	—
Goodwill	476	1,287	603

	$25,890	$21,120	$6,178

Included in the purchase price for Hom/Ade is a pre-acquisition contingency which was settled in the first quarter of fiscal year 2008 for approximately $1.9 million.

The following pro forma information discloses net sales, net earnings and earnings per share for the year ended September 29, 2007 excluding the impact of the Hom/Ade and Radar acquisitions.

The impact of the other acquisitions made during the year on net sales, net earnings and earnings per share was not significant.

	Fiscal year ended
	Pro Forma
	September 29,	September 30,	September 24,
	2007	2006	2005
	(52 weeks)	(53 weeks)	(52 weeks)
	(in thousands except per share information)

Net Sales	$537,935	$514,831	$457,112
Net Earnings	$30,170	$29,450	$26,043
Earnings per diluted share	$1.59	$1.57	$1.40
Earnings per basic share	$1.62	$1.60	$1.43

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the accompanying consolidated financial statements from their acquisition dates.

NOTE C —	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 29, 2007 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Available for Sale Securities
Equity Securities	$41,200	$—	$—	$41,200
Municipal Government Securities	—	—	—	—

	$41,200	$—	$—	$41,200

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE C —	INVESTMENT SECURITIES — (Continued)

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

Because of the short-term nature of our investment securities held at September 29, 2007 and September 30, 2006, they do not fluctuate from par.

Proceeds from the sale of marketable securities were $78,882,000 and $36,050,000 in the periods ended September 29, 2007, and September 30, 2006, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

NOTE D —	INVENTORIES

Inventories consist of the following:

	September 29,	September 30,
	2007	2006
	(in thousands)

Finished goods	$23,207	$18,398
Raw materials	6,703	5,415
Packaging materials	4,833	3,803
Equipment parts and other	11,856	10,174

	$46,599	$37,790

Inventory is presented net of an allowance for obsolescence of $2,864,000 and $2,330,000 as of fiscal year ends 2007 and 2006, respectively.

NOTE E —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 29,	September 30,	Estimated
	2007	2006	Useful Lives
	(in thousands)

Land	$1,316	$556	—
Buildings	7,751	4,497	15-39.5 years
Plant machinery and equipment	117,468	108,682	5-10 years
Marketing equipment	191,778	189,925	5-7 years
Transportation equipment	2,810	2,013	5 years
Office equipment	10,020	9,219	3-5 years
Improvements	17,556	16,264	5-20 years
Construction in progress	4,130	2,682	—

	$352,829	$333,838

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	GOODWILL AND INTANGIBLE ASSETS

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarket, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 29, 2007		September 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

Food Service
Indefinite lived intangible assets
Trade Names	$8,180	$—	$—	$—
Amortized intangible assets
Licenses and rights	$37,328	$6,214	$9,013	$3,029

	$45,508	$6,214	$9,013	$3,029

Retail Supermarket
Indefinite lived intangible assets
Trade Names	$2,731	$—	$—	$—

The Restaurant Group
Amortized intangible assets
Licenses and rights	$—	$—	$—	$—

Frozen Beverages
Indefinite lived intangible assets
Trade Names	$9,315	$—	$8,960	$—
Amortized intangible assets
Licenses and rights	$8,227	$1,234	$8,175	$450

	$17,542	$1,234	$17,135	$450

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

In January 2007, intangible assets of $23,771,000 and $12,799,000 were acquired in the Hom/Ade Foods and DADDY RAY’S acquisitions, respectively. In April 2007, intangible assets of $2,731,000 were acquired in the WHOLE FRUIT and FRUIT-A-FREEZE acquisitions and $413,000 was acquired in the Kansas ICEE acquisition in June 2007.

Aggregate amortization expense of intangible assets for the fiscal years 2007, 2006 and 2005 was $3,974,000, $1,408,000 and $822,000.

Estimated amortization expense for the next five fiscal years is approximately $4,700,000 in 2008, $4,500,000 in 2009 and 2010, $4,100,000 in 2011 and $3,800,000 in 2012. The weighted average amortization period of the intangible assets is 10.3 years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE F —	GOODWILL AND INTANGIBLE ASSETS — (Continued)

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarkets	Group	Beverages	Total
	(in thousands)

Balance at September 29, 2007	$23,988	$—	$386	$35,940	$60,314

Balance at September 30, 2006	$22,225	$—	$386	$35,337	$57,948

Goodwill of $7,145,000 in the food service segment was acquired in the March 2005 acquisition of Snackworks, LLC. and $839,000 was acquired in an acquisition in August 2006. Goodwill of $500,000 in the frozen beverages segment was acquired in the January 2006 acquisition of ICEE of Hawaii. Goodwill of $2,987,000 in the frozen beverages segment was acquired in the May 2006 acquisition of the SLUSH PUPPIE branded business. Goodwill of $1,763,000 was acquired in the January 2007 acquisitions of Hom/Ade Foods and DADDY RAY’S and $603,000 was acquired in the June 2007 Kansas ICEE acquisition.

NOTE G —	LONG-TERM DEBT

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 29, 2007 and September 30, 2006, there were no outstanding balances under the prior facility.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2007 and 2006 was $1,900,000 and $2,800,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 29, 2007 and September 30, 2006, we had outstanding letters of credit totaling $9,595,000 and $8,620,000, respectively.

NOTE H —	OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 29,	September 30,
	2007	2006
	(in thousands)

Capital lease obligations, with interest at 2.6%, payable in monthly installments of $8,700, through August 2013	$565	$—
Less current portion	91	—

	$474	$—

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I —	INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 29,	September 30,	September 24,
	2007	2006	2005
	(in thousands)

Current
U.S. Federal	$15,485	$15,982	$13,932
Foreign	423	233	210
State	2,581	2,503	1,791

	18,489	18,718	15,933

Deferred
U.S. Federal	474	(82)	(153)
State	83	(14)	(21)

	557	(96)	(174)

	$19,046	$18,622	$15,759

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 29,	September 30,	September 24,
	2007	2006	2005
	(in thousands)

Income taxes at statutory rates	$17,905	$16,825	$14,631
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,819	1,663	1,170
Other, net	(678)	134	(42)

	$19,046	$18,622	$15,759

Deferred tax assets and liabilities consist of the following:

	September 29,	September 30,	September 24,
	2007	2006	2005
	(in thousands)

Deferred tax assets
Vacation accrual	$975	$908	$831
Insurance accrual	2,795	2,883	2,624
Deferred income	103	138	225
Allowances	1,573	1,326	1,181
Other, net	1,233	921	666

	6,679	6,176	5,527

Deferred tax liabilities
Amortization of goodwill and other intangible assets	10,087	8,758	7,428
Depreciation of property and equipment	12,614	12,874	13,643
Other, net	33	42	50

	22,734	21,674	21,121

	$16,055	$15,498	$15,594

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	COMMITMENTS

1.	Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 29, 2007:

	Plants and
	Offices	Equipment	Total
	(in thousands)

2008	$5,207	$5,017	$10,224
2009	4,757	3,968	8,725
2010	3,980	2,703	6,683
2011	3,204	1,997	5,201
2012	2,544	712	3,256
2013 and thereafter	9,252	25	9,277

	$28,944	$14,422	$43,366

Total rent expense was $13,708,000, $13,418,000 and $11,516,000 for fiscal years 2007, 2006 and 2005, respectively.

2.	Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2007 and 2006 was $1,900,000 and $2,800,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 29, 2007 and September 30, 2006, we had outstanding letters of credit totaling $9,595,000 and $8,620,000, respectively.

NOTE K —	CAPITAL STOCK

In fiscal years 2005, 2006 and 2007, we did not purchase and retire any shares of our common stock.

NOTE L —	STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 1,400,000 shares reserved under the Plan; options for 733,000 shares remain unissued as of September 29, 2007. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2007, 2006 and 2005 employees purchased 23,140, 23,205 and 23,996 shares at average

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	STOCK OPTIONS — (Continued)

purchase prices of $30.22, $23.95 and $18.53, respectively. ESPP expense of $146,000, $165,000 and $162,000 was recognized for fiscal years 2007, 2006 and 2005, respectively.

A summary of the status of our stock option plans as of fiscal years 2007, 2006 and 2005 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 26, 2004	941,106	$14.06	584,000	$9.84
Granted	12,646	23.65	24,354	21.35
Exercised	(177,052)	9.43	(88,000)	5.89
Cancelled	(27,212)	15.14	—	—

Balance, September 24, 2005	749,488	15.28	520,354	11.04
Granted	135,671	29.73	40,000	30.44
Exercised	(111,224)	13.75	(68,000)	6.13
Cancelled	(44,000)	19.70	—

Balance, September 30, 2006	729,935	17.93	492,354	13.30
Granted	114,700	41.45	35,000	36.49
Exercised	(151,130)	17.45	(68,000)	6.19
Cancelled	(20,100)	23.70	—

Balance, September 29, 2007	673,405	$21.87	459,354	$16.12
Exercisable Options, September 29, 2007	428,488		380,000

The weighted-average fair value of incentive options granted during fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $11.98, $9.48 and $7.95, respectively. The weighted-average fair value of nonqualified stock options granted during the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $14.29, $14.79 and $8.80, respectively. The total instrinsic value of stock options exercised was $5.4 million, $3.8 million and $4.2 million in fiscal years 2007, 2006 and 2005, respectively.

The following table summarizes information about incentive stock options outstanding at September 29, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September 29,	Contractual	Exercise	September 29,	Exercise
Exercise Prices	2007	Life	Price	2007	Price

$ 6.38 −$ 7.94	81,000	3.0 years	$6.49	81,000	$6.49
$10.60 −$15.20	122,132	3.8 years	$10.66	122,132	$10.66
$16.85 −$22.40	226,356	1.6 years	$19.12	225,356	$19.10
$27.42 −$38.54	135,217	3.3 years	$29.96	—	$—
$41.57 −$41.60	108,700	4.4 years	$41.60	—	—

	673,405			428,488

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE L —	STOCK OPTIONS — (Continued)

The following table summarizes information about nonqualified stock options outstanding at September 29, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September 29,	Contractual	Exercise	September 29,	Exercise
Exercise Prices	2007	Life	Price	2007	Price

$ 7.97 − $10.88	272,000	2.1 years	$9.69	272,000	$9.69
$19.77 − $27.42	112,354	4.4 years	$20.22	108,000	$19.93
$29.78 − $38.81	75,000	8.2 years	$33.26	—	—

	459,354			380,000

NOTE M —	401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,333,000, $1,219,000 and $1,243,000 were made in fiscal years 2007, 2006 and 2005, respectively.

NOTE N —	CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal year ended
	September 29,	September 30,	September 24,
	2007	2006	2005
	(in thousands)

Cash paid for:
Interest	$6	$4	$26
Income taxes	17,753	17,465	14,734
Non cash items:
Capital leases	$580	$—	$—

NOTE O —	SEGMENT REPORTING

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

Food Service

The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service segment include snack bars and food stands in

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

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products — including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, FRUIT-A-FREEZE frozen fruit bars, WHOLE FRUIT Sorbet, BARQ’S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Fiscal year ended
	September 29,	September 30,	September 24,
	2007	2006	2005
	(in thousands)

Sales to external customers:
Food Service	$355,764	$320,167	$280,123
Retail Supermarket	52,131	46,948	42,347
The Restaurant Group	2,766	3,897	5,409
Frozen Beverages	158,240	143,819	129,233

	$568,901	$514,831	$457,112

Depreciation and Amortization:
Food Service	$16,176	$13,992	$13,715
Retail Supermarket	—	—	—
The Restaurant Group	60	102	209
Frozen Beverages	10,772	10,514	10,338

	$27,008	$24,608	$24,262

Operating Income (Loss):
Food Service	$33,417	$32,083	$26,401
Retail Supermarket	(2)	1,945	2,918
The Restaurant Group	31	(253)	(314)
Frozen Beverages	15,134	11,289	11,244

	$48,580	$45,064	$40,249

Capital Expenditures:
Food Service	$12,755	$11,111	$9,832
Retail Supermarket	—	—	—
The Restaurant Group	102	3	45
Frozen Beverages	9,908	8,625	11,755

	$22,765	$19,739	$21,632

Assets:
Food Service	$252,843	$218,834	$209,734
Retail Supermarket	—	—	—
The Restaurant Group	690	838	1,010
Frozen Beverages	126,755	121,136	95,180

	$380,288	$340,808	$305,924

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 29, 2007
				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$114,142	$35,248	$3,805	$.20
2nd Quarter	130,040	42,407	5,333	.28
3rd Quarter	162,510	55,658	12,497	.66
4th Quarter	162,209	53,214	10,477	.55

Total	$568,901	$186,527	$32,112	$1.69

	Fiscal Year Ended September 30, 2006
				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$108,571	$33,117	$3,010	$.16
2nd Quarter	112,044	35,226	4,137	.22
3rd Quarter	140,132	50,733	10,786	.57
4th Quarter	154,084	53,343	11,517	.61

Total	$514,831	$172,419	$29,450	$1.57

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
J & J Snack Foods Corp. and Subsidiaries

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of J & J Snack Foods Corp. and Subsidiaries referred to in our report dated November 20, 2007, which is included in the Annual Report to Shareholders and incorporated by reference in Part II of this form. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
November 20, 2007

S-1

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	expense	Deductions		Balance

2007	Allowance for doubtful accounts	$963,000	$189,000	$100,000	(1)	$1,052,000
2006	Allowance for doubtful accounts	1,054,000	300,000	391,000	(1)	963,000
2005	Allowance for doubtful accounts	1,104,000	112,000	162,000	(1)	1,054,000
2007	Inventory Reserve	2,330,000	1,911,000	1,377,000	(2)	2,864,000
2006	Inventory Reserve	1,922,000	1,679,000	1,271,000	(2)	2,330,000
2005	Inventory Reserve	1,131,000	1,890,000	1,099,000	(2)	1,922,000

(1)	Write-off of uncollectible accounts receivable.

(2)	Disposals of obsolete inventory.

S-2

CORPORATE INFORMATION

OFFICERS

Robert M. Radano
Senior Vice President and
Chief Operating Officer

Vincent A. Melchiorre
Executive Vice President and
Chief Marketing Officer

John Griffith
Vice President, Information Systems

Harry Fronjian
Vice President, Human Resources

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Robert J. Pape
Vice President, Sales-Retail

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales-Food Service

Thomas Weber
Vice President, Operations

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Leonard M. Lodish, Ph.D. (1)(2)(3)
Samuel R. Harrell Professor,
Marketing Department and Vice Dean,
Wharton West of the Wharton School,
University of Pennsylvania

OFFICERS OF SUBSIDIARY COMPANIES

J&J SNACK FOODS SALES CORP.

Cliff Best
Vice President, Distributor Sales

Barbara Dassatti
Regional Vice President, Foodservice Sales

John Duckett
Vice President, Service & Assembly

Tom Hunter
Vice President, General Manager
Uptown Bakeries

Paul Kennedy
Vice President, Safety

Paul Klingensmith
Vice President, Sales - Frozen Desserts

Gerard Law
Vice President, Western Operations

---

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

MIA PRODUCTS

T.J. Couzens
Vice President/General Manager

Ernest Fogle
Vice President, Research & Development

The ICEE COMPANY

Dan Fachner
President

Kent Galloway
Vice President and Chief Financial Officer

Scott Carter
Vice President, Operations

Lou Fiorentino
Vice President, Service Development

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O' Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Mark Winterhalter
Vice President/General Manager
Eastern Zone

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzàlez
Vice President/General Manager

COUNTRY HOME BAKERS, INC.

Vincent A. Melchiorre
President

Charles Tommolino
Vice President, Country Home Bakers

Mike Harvison
Vice President, General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Greg Lowery
President

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2007	HIGH	LOW
1st Quarter	$42.27	$30.76
2nd Quarter	43.51	37.41
3rd Quarter	41.95	37.16
4th Quarter	40.14	33.23
FISCAL 2006	HIGH	LOW
1st Quarter	$32.34	$26.55
2nd Quarter	35.22	29.09
3rd Quarter	35.51	29.76
4th Quarter	33.94	28.58

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ National Market System with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, LLP
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for Tuesday, February 5, 2008 at 10:00 AM at The Crowne Plaza, 2349 Marlton Pike West, Cherry Hill, NJ

FORM 10-K

J&J Snack Foods Corp.
6000 Central Highway
Pennsauken, NJ 08109
Attention: Dennis G. Moore

or by accessing our website www.jjsnack.com on which our SEC filings are made available or by going to the SEC's Public Reference Room to read and copy filings or by accessing the SEC's website, www.sec.gov.

CORPORATE INFORMATIO OFFICERS Gerald B. ShreiberH. Robert LongPRETZELS, INC. Chairman of the Board, Vice President, Distribution Gary Powell President and Chief Executive Officer Harry A. McLaughlinPresident Dennis G. MooreVice President, Controller Senior Vice President, Chief FinancialHOM/ADE FOODS, INC. Robert J. Pape Officer, Secretary and Treasurer Vice President, Sales — RetailGreg Lowery Robert M. RadanoPresident Leong-Chai Tan Senior Vice President and Vice President, Chief Financial Officer, Chief Operating OfficerQUARTERLY COMMON J&J Snack Foods Corp. of California Vincent A. MelchiorreSTOCK DATA Steven J. Taylor Executive Vice President and Vice President, Sales — Food ServiceMARKET PRICE Chief Marketing Officer Thomas WeberFISCAL 2007 HIGH LOW John Griffith Vice President, Operations Vice President, Information Systems1st Quarter ........... $42.27 $30.76 Harry FronjianMIA PRODUCTS2nd Quarter .......... 43.51 37.41 Vice President, Human Resources3rd Quarter . . . . . . . . . . 41.95 37.16 T.J. Couzens 4th Quarter . . . . . . . . . . 40.14 33.23 DIRECTORSVice President/General Manager Ernest FogleFISCAL 2006 HIGH LOW Gerald B. Shreiber Vice President, Research & Development Chairman of the Board, 1st Quarter ........... $32.34 $26.55 President and Chief Executive OfficerThe ICEE COMPANY2nd Quarter .......... 35.22 29.09 Dennis G. Moore3rd Quarter . . . . . . . . . . 35.51 29.76 Dan Fachner Senior Vice President, Chief Financial4th Quarter . . . . . . . . . . 33.94 28.58 President Officer, Secretary and Treasurer Kent Galloway Sidney R. Brown (1)(2)(3)STOCK LISTING Vice President and Chief Financial Officer Chief Executive Officer,The common stock of J&J Snack Foods Corp. NFI IndustriesScott Carteris traded on the NASDAQ National Market System Vice President, Operationswith the symbol JJSF. Peter G. Stanley (1)(2)(3) Vice President,Lou Fiorentino Emerging Growth Equities, Ltd.Vice President, Service DevelopmentTRANSFER AGENT AND REGISTRAR American Stock Transfer & Trust Company Leonard M. Lodish, Ph.D. (1)(2)(3)David LauderNew York, NY Samuel R. Harrell Professor,Vice President, Controller Marketing Department and Vice Dean, INDEPENDENT ACCOUNTANTS Rick Naylor Wharton West of the Wharton School, Grant Thornton LLP Vice President/General Manager University of PennsylvaniaPhiladelphia, PA Central Zone OFFICERS OF Dan O’ Malley COUNSEL SUBSIDIARY Vice President/General ManagerFlaster Greenberg, LLP COMPANIESWestern ZoneCherry Hill, NJ Rod Sexton J&J SNACK FOODS SALES CORP.ANNUAL MEETING Vice President, Service Support Cliff BestThe Annual Meeting of Shareholders is Mark Winterhalterscheduled for Tuesday, February 5, 2008 Vice President, Distributor Sales Vice President/General Managerat 10:00 AM at The Crowne Plaza, Barbara DassattiEastern Zone2349 Marlton Pike West, Cherry Hill, NJ Regional Vice President, Foodservice Sales Susan Woods John DuckettVice President, MarketingFORM 10-K Vice President, Service & AssemblyCopies of the Company’s Annual Report to ICEE DE MEXICO, S.A. DE C.V. the Securities and Exchange Commission on Form Tom Hunter10-K may be obtained without charge Vice President, General ManagerAndres Gonzàlez by writing to: Uptown BakeriesVice President/General Manager J&J Snack Foods Corp. Paul Kennedy6000 Central Highway Vice President, SafetyCOUNTRY HOMEPennsauken, NJ 08109 BAKERS, INC.Attention: Dennis G. Moore Paul Klingensmith Vincent A. Melchiorreor by accessing our website www.jjsnack.com on Vice President, Sales — Frozen Desserts Presidentwhich our SEC filings are made available or by going Gerard Lawto the SEC’s Public Reference Room to read and Vice President, Western OperationsCharles Tommolinocopy filings or by accessing the SEC’s website, Vice President, Country Home Bakerswww.sec. gov. — Mike Harvison (1) Audit Committee MemberVice President, General Manager (2) Compensation Committee Member (3) Nominating Committee Member

J&J SNACK FOODS CORP.

SuperPretzel Soft Pretzels

ICEE

Minute Maid Juice Bars

The Funnel Cake Factory

LUIGI'S

Mrs. GoodCookie

SuperPretzel Pretzelfils stuffed soft pretzel sticks

Pretzel Fillers Stuffed soft pretzels

Arctic Blast

Camden Creek Bakery

Readi-Bake

Uptown Bakeries

Gourmet Twists topped soft pretzels

Cinnabon CinnaPretzel

Texas Twist

Bakers Best

Country Home Bakers, Inc.

Tio Pepe's Churros

California Natural

Daddy Ray's

Slush Puppie

WholeFruit

Mary B's Biscuits

fruit a freeze

"Minute Maid" is a registered trademark of The Coca Cola Company. "Cinnabon" design and logo" and CinnaPretzel" are registered trademarks of Cinnabon, Inc.

www.jjsnack.com