Form 10-Q
period 2007-12-29
J&J SNACK FOODS CORP
filed 2008-01-24
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 29, 2007

or

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

As of January 22, 2008, there were 18,711,927 shares of the Registrant’s Common Stock outstanding.

INDEX

Page
Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – December 29, 2007 (unaudited) and September 29, 2007	3

Consolidated Statements of Earnings (unaudited) – Three Months Ended December 29, 2007 and December 30, 2006	5

Consolidated Statements of Cash Flows(unaudited) – Three Months Ended December 29, 2007 and December 30, 2006	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 29,	September 29,
	2007	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,166	$15,819
Marketable securities	47,700	41,200
Accounts receivable, net	44,504	57,196
Inventories	48,169	46,599
Prepaid expenses and other	2,232	1,425
Deferred income taxes	3,200	3,125

	157,971	165,364

Property, plant and equipment, at cost
Land	1,316	1,316
Buildings	7,751	7,751
Plant machinery and equipment	118,168	117,468
Marketing equipment	192,902	191,778
Transportation equipment	2,866	2,810
Office equipment	10,542	10,020
Improvements	17,401	17,556
Construction in progress	5,825	4,130
	356,771	352,829
Less accumulated depreciation and amortization	262,553	259,607

	94,218	93,222

Other assets
Goodwill	60,314	60,314
Other intangible assets, net	57,141	58,333
Other	3,013	3,055
	120,468	121,702
	$372,657	$380,288

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	December 29,	September 29,
	2007	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current obligations under capital leases	$92	$91
Accounts payable	41,772	45,278
Accrued liabilities	5,862	8,309
Accrued compensation expense	5,941	9,335
Dividends payable	1,732	1,588

	55,399	64,601

Long-term obligations under capital leases	451	474
Deferred income taxes	19,180	19,180
Other long-term liabilities	2,211	451
	21,842	20,105

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,710 and 18,702 shares, respectively	47,823	47,280
Accumulated other comprehensive loss	(1,955)	(2,006)
Retained earnings	249,548	250,308

	295,416	295,582
	$372,657	$380,288

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	December 29,	December 30,
	2007	2006

Net Sales	$130,898	$114,142

Cost of goods sold(1)	95,511	78,894

Gross profit	35,387	35,248

Operating expenses
Marketing(2)	15,893	14,539
Distribution(3)	12,116	10,941
Administrative(4)	5,063	4,650
Other general (income) expense	(21)	(17)
	33,051	30,113

Operating income	2,336	5,135

Other income (expenses)
Investment income	814	987
Interest expense and other	(35)	(31)

Earnings before income taxes	3,115	6,091

Income taxes	1,218	2,286

NET EARNINGS	$1,897	$3,805

Earnings per diluted share	$.10	$.20

Weighted average number of diluted shares	19,076	18,895

Earnings per basic share	$.10	$.21

Weighted average number of basic shares	18,769	18,539

(1)	Includes share-based compensation expense of $51 and $48 for the three months ended December 29, 2007 and December 30, 2006, respectively.
(2)	Includes share-based compensation expense of $183 and $141 for the three months ended December 29, 2007 and December 30, 2006, respectively.
(3)	Includes share-based compensation expense of $5 and $10 for the three months ended December 29, 2007 and December 30, 2006, respectively.
(4)	Includes share-based compensation expense of $185 and $168 for the three months ended December 29, 2007 and December 30, 2006, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	December 29,	December 30,
	2007	2006
Operating activities:
Net earnings	$1,897	$3,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,420	5,625
Amortization of intangibles and deferred costs	1,340	592
Share-based compensation	424	367
Deferred income taxes	(75)	(30)
Other	3	(24)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	12,649	9,251
Increase in inventories	(1,589)	(4,799)
Increase in prepaid expenses	(807)	(336)
Decrease in accounts payable and accrued liabilities	(8,503)	(6,332)
Net cash provided by operating activities	10,759	8,119
Investing activities:
Purchase of property, plant and equipment	(6,506)	(5,985)
Payments for purchases of companies, net of cash acquired	-	(2,841)
Purchase of marketable securities	(10,500)	(7,000)
Proceeds from sale of marketable securities	4,000	12,875
Proceeds from disposal of property and equipment	88	212
Other	(47)	(395)
Net cash used in investing activities	(12,965)	(3,134)
Financing activities:
Proceeds from issuance of stock	113	748
Payments on capitalized lease obligations	(23)	-
Payments of cash dividend	(1,588)	(1,385)
Net cash used in financing activities	(1,498)	(637)
Effect of exchange rate on cash and cash equivalents	51	73
Net (decrease) increase in cash and cash equivalents	(3,653)	4,421
Cash and cash equivalents at beginning of period	15,819	17,621
Cash and cash equivalents at end of period	$12,166	$22,042

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

The results of operations for the three months ended December 29, 2007 and December 30, 2006 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended September 29, 2007.

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

Note 4	Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows:

	Three Months Ended December 29, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$1,897	18,769	$.10

Effect of Dilutive Securities
Options	-	307	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$1,897	19,076	$.10

148,450 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Three Months Ended December 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$3,805	18,539	$.21

Effect of Dilutive Securities
Options	-	356	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$3,805	18,895	$.20

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

At December 29, 2007, the Company has three stock-based employee compensation plans. Share-based compensation of $335,000, net of a tax benefit of
$89,000, or $.02 per share, was recognized for the three months ended December 29, 2007 comprised of $236,000 for options issued under our stock option plan, $39,000 for stock issued under our employee stock purchase plan, $35,000 for deferred stock issued to outside directors and $25,000 resulting from amortization of restricted stock issued to an employee. Share-based compensation of $179,000, net of a tax benefit of $188,000, or $.01 per share, was recognized for the three months ended December 30, 2006, comprised of $100,000 for options issued under our stock option plan, $45,000 for stock issued under our employee stock purchase plan and $34,000 for deferred stock issued to outside directors. The Company anticipates that share-based compensation will not exceed $1,200,000, net of tax benefits, or approximately $.06 per share for the year ending September 27, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2008 and 2007: expected volatility of 23% and 27%; weighted-average risk-free interest rates of 3.54% and 4.57%; dividend rate of 1.1% and .9% and expected lives ranging between 5 and 10 years.

During the 2008 and 2007 first quarters, the Company granted 95,845 and 108,200 stock options, respectively.  The weighted-average grant date fair value of these options was $7.99 and $12.02, respectively.

Expected volatility for both years is based on the historical volatility of the price of our common shares over the past 50 to 53 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

We adopted FIN 48 on September 30, 2007, the first day of the 2008 fiscal year, and, as a result, recognized a $925,000 decrease to opening retained earnings from the cumulative effect of adoption. As of December 29, 2007, the total amount of gross unrecognized tax benefits is $1,817,000, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of December 29, 2007, the Company had $551,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.
We did not record any adjustment upon adoption in 2007 due to immateriality.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a common definition for how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The statement is effective for our 2009 fiscal year. We are currently evaluating the provisions of FAS 157 to determine its impact on our financial statements.

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159). The Fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for our 2009 fiscal year. We are currently assessing what the impact of the adoption of this SFAS would be on the Company’s financial position and/or results of operations.
In December 2007, the FASB issued Statement 141 (revised 2007), “Business Combinations” (Statement 141R). When effective, Statement 141R will replace existing Statement 141 in its entirety.

Statement 141R is effective for our 2010 fiscal year. Both early adoption and retrospective application are prohibited. Statement 141R provides transition guidance for mutual entities because they do not currently apply either Statement 141 to combinations of mutual entities or Statement 142 to goodwill or intangible assets acquired in such combinations.

In December 2007, The FASB issued Statement 160,“Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51.” Statement 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” by defining a new term—noncontrolling interests—to replace what were previously called minority interests.

Statement 160 establishes noncontrolling interests as a component of the equity of a consolidated entity.

The underlying principle of the new standard is that both the controlling interest and the noncontrolling interests are part of the equity of a single economic entity: the consolidated reporting entity.

Statement 160 is effective for our 2010 fiscal year.

Early adoption is prohibited. A parent company is prohibited from changing the amounts recognized for acquisitions or dispositions of noncontrolling interests or for a loss of control of a subsidiary in previous periods. However, the parent must apply the disclosure and presentation provisions of Statement 160 retrospectively for all periods presented.

Note 7	Inventories consist of the following:

	December 29,	September 29,
	2007	2007
	(unaudited)
	(in thousands)

Finished goods	$23,014	$23,207
Raw materials	7,900	6,703
Packaging materials	4,786	4,833
Equipment parts & other	12,469	11,856
	$48,169	$46,599

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

	Three Months Ended
	December 29,	December 30,
	2007	2006
	(unaudited)
	(in thousands)

Sales to external customers:
Food Service	$89,409	$75,480
Retail Supermarket	10,644	8,288
The Restaurant Group	587	970
Frozen Beverages	30,258	29,404
	$130,898	$114,142

Depreciation and Amortization:
Food Service	$4,202	$3,464
Retail Supermarket	-	-
The Restaurant Group	12	18
Frozen Beverages	2,546	2,735
	$6,760	$6,217

Operating Income(Loss):
Food Service(1)	$4,216	$5,836
Retail Supermarket(2)	223	575
The Restaurant Group	54	122
Frozen Beverages(3)	(2,157)	(1,398)
	$2,336	$5,135

Capital Expenditures:
Food Service	$3,167	$2,331
Retail Supermarket	-	-
The Restaurant Group	-	1
Frozen Beverages	3,339	3,653
	$6,506	$5,985

Assets:
Food Service	$245,392	$217,868
Retail Supermarket	2,731	-
The Restaurant Group	848	959
Frozen Beverages	123,686	119,259
	$372,657	$338,086

(1)	Includes share-based compensation expense of $307 and $283 for the three months ended December 29, 2007 and December 30, 2006, respectively.
(2)	Includes share-based compensation expense of $26 and $11 for the three months ended December 29, 2007 and December 30, 2006, respectively.
(3)	Includes share-based compensation expense of $91 and $73 for the three months ended December 29, 2007 and December 30, 2006, respectively.

Note 9
We follow SFAS No. 142 “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of December 29, 2007 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180
Amortized intangible assets
Licenses and rights	$37,328	$7,212	$30,116
	$45,508	$7,212	$38,296

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized intangible assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315
Amortized intangible assets
Licenses and rights	$8,227	$1,428	$6,799
	$17,542	$1,428	$16,114

Licenses and rights are being amortized by the straight-line method over periods ranging from 4 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 29, 2007. Aggregate amortization expense of intangible assets for the 3 months ended December 29, 2007 and December 30, 2006 was $1,192,000 and $478,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,700,000 in 2008, $4,500,000 in 2009 and 2010, $4,100,000 in 2011 and $3,800,000 in 2012. The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarket	Group	Beverages	Total
	(in thousands)
Balance at December 29, 2007	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended December 29, 2007.

Note 10	The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 29, 2007 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Available for Sale
Securities
Equity Securities	$47,700	$-	$-	$47,700
	$47,700	$-	$-	$47,700

The amortized cost, unrealized gains and losses, and fair market values of the Company’s investment securities available for sale at September 29, 2007 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Available for Sale
Securities
Equity Securities	$41,200	$-	$-	$41,200
	$41,200	$-	$-	$41,200

Because of the short term nature of our investment securities held at December 29, 2007 and September 29, 2007, they do not fluctuate from par.

Proceeds from the sale of marketable securities were $4,000,000 and $12,875,000 in the three months ended December 29, 2007 and December 30, 2006, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Note 11
On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had prior annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO (outside of St. Louis), Radar, Inc. had prior annual sales of approximately $23 million selling to the retail grocery segment and mass merchandisers, both branded and private label.

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

The following pro forma information discloses net sales, net earnings and earnings per share for the three months ended December 29, 2007 excluding the impact of the Hom/Ade and Radar acquisitions. The impact of the other acquisitions made during the 2007 year on net sales, net earnings and earnings per share was not significant.

	Pro Forma
	Three Months Ended	Three Months Ended
	December 29, 2007	December 30, 2006
	(in thousands)
	(unaudited)

Net Sales	$118,646	$114,142
Net Earnings	$1,085	$3,805
Earnings per diluted share	$.06	$.20
Earnings per basic share	$.06	$.21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and marketable securities balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.0925 per share of its common stock payable on January 3, 2008 to shareholders of record as of the close of business on December 14, 2007.

Fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $51,000 in accumulated other comprehensive loss in the 2008 first quarter and a decrease of $73,000 in the 2007 first quarter.

On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’s and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had prior annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO (outside of St. Louis), Radar, Inc. had prior annual sales of approximately $23 million selling to the retail grocery segment and mass merchandisers, both branded and private label.

On April 2, 2007 we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Frozen Fruit Bar brands, along with related assets. Selling primarily to the supermarket industry, sales for 2007 are expected to be less than $2 million.

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas with annual sales of less than $1 million.

These acquisitions were and will be accounted for under the purchase method of accounting, and their operations are and will be included in the consolidated financial statements from their respective acquisition dates.

Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 29, 2007.

Results of Operations

Net sales increased $16,756,000 or 15% to $130,898,000 for the three months ended December 29, 2007 compared to the three months ended December 30, 2006. Adjusting for sales related to the acquisitions of Hom/Ade Foods and Radar in January 2007 and FRUIT-A-FREEZE and WHOLE FRUIT in April 2007, sales increased approximately 3% or $3,743,000.

FOOD SERVICE

Sales to food service customers increased $13,929,000 or 18% in the first quarter to $89,409,000. Excluding the benefit of Hom/Ade sales of $9,052,000, DADDY RAY’S sales of $5,499,000 and WHOLE FRUIT and FRUIT-A-FREEZE sales of $711,000, sales increased 2% for the quarter. Soft pretzel sales to the food service market decreased $137,000 or about ½ of one percent from last year to $23,694,000 in this year’s quarter. Italian ice and frozen juice treat and dessert sales increased 7% to $8,202,000 in the three months due entirely to sales of WHOLE FRUIT and FRUIT-A-FREEZE. Churro sales to food service customers increased 6% to $5,543,000 in the quarter. Sales of bakery products, excluding Hom/Ade and DADDY RAY’S, increased $1,130,000, or 3% for the quarter driven by increased sales to private label customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $2,356,000 to $10,644,000 or 28% in the first quarter. Soft pretzel sales were up 26% to $7,157,000 and sales of frozen juices and ices increased 39% to $3,931,000 in the quarter. The sales increases were due almost entirely to increased case volume.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 39% to $587,000 in the first quarter. The sales decrease was caused primarily by the closing of unprofitable stores in fiscal year 2007. Sales of stores open for both years’ quarter were down 6%.

FROZEN BEVERAGES

Frozen beverage and related product sales increased $854,000 or 3% to $30,258,000 in the first quarter. Beverage sales alone were down 1% to $19,348,000 for the quarter. Gallon sales were down 6% in our base ICEE business. Service revenue increased 24% to $8,087,000 in this year’s first quarter as we continue to expand our customer base.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 27.03% from last year’s 30.88%. Higher commodity costs in excess of $5,000,000 compared to last year were the primary driver causing gross profit percentage to decline. We expect commodity cost increases of this magnitude or more to continue to impact our earnings for the foreseeable future.

Total operating expenses increased $2,938,000 in the first quarter but as a percentage of sales decreased over one percent to 25% from 26% last year. Marketing expenses decreased to 12% of sales from 13% last year. The drop in marketing expense percentage resulted from higher sales in our food service and retail supermarket segments along with higher expense last year of $600,000 for the Company’s National Sales meeting. The Company did not have a comparable meeting this year. Distribution expenses decreased about 1/3 of a percent of sales to 9% this year from 10% last year. Administrative expenses as a percent of sales were 4% of sales for both years.

Operating income decreased 55% to $2,336,000 this year from $5,135,000 a year ago.

Investment income decreased by $173,000 to $814,000 due to less investable balances of cash and marketable securities.

The effective income tax rate has been estimated at 39% in this year’s first quarter, up from 38% a year ago due to a lower tax rate (benefit) on stock based compensation.

Net earnings decreased 50% to $1,897,000 in this year’s first quarter compared to net earnings of $3,805,000 in the year ago period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2007 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their  evaluation as of December 29, 2007, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1 31.2	&	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	99.5 99.6	&	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K - Reports on Form 8-K were filed on November 9, 2007 and November 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 23, 2008	/s/ Gerald B. Shreiber
Gerald B. Shreiber
President

Dated: January 23, 2008	/s/ Dennis G. Moore
Dennis G. Moore
Senior Vice President and Chief Financial Officer