Form 10-Q
period 2008-03-29
J&J SNACK FOODS CORP
filed 2008-04-24
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 29, 2008

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
☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
☒ Yes	☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

As of April 18, 2008, there were 18,675,920 shares of the Registrant’s Common Stock outstanding.

INDEX

			Page Number
Part I.	Financial Information

	Item l.	Consolidated Financial Statements

		Consolidated Balance Sheets – March 29, 2008 (unaudited) and September 29, 2007	3

		Consolidated Statements of Earnings (unaudited) – Three Months and Six Months Ended March 29, 2008 and March 31, 2007	5

		Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 29, 2008 and March 31, 2007	6

		Notes to the Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	27

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 6.	Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29,	September 29,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,334	$15,819
Marketable securities	-	41,200
Accounts receivable, net	61,210	57,196
Inventories	51,508	46,599
Prepaid expenses and other	2,135	1,425
Deferred income taxes	3,275	3,125

	126,462	165,364

Property, plant and equipment, at cost
Land	1,466	1,316
Buildings	8,872	7,751
Plant machinery and equipment	119,174	117,468
Marketing equipment	191,386	191,778
Transportation equipment	2,866	2,810
Office equipment	10,638	10,020
Improvements	17,698	17,556
Construction in progress	5,797	4,130
	357,897	352,829
Less accumulated depreciation and amortization	263,940	259,607

	93,957	93,222

Other assets
Goodwill	60,314	60,314
Other intangible assets, net	55,949	58,333
Auction market preferred stock	45,200	-
Other	3,118	3,055
	164,581	121,702
	$385,000	$380,288

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	March 29	September 29
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current obligations under capital leases	$92	$91
Accounts payable	51,414	45,278
Accrued liabilities	5,521	8,309
Accrued compensation expense	7,668	9,335
Dividends payable	1,729	1,588

	66,424	64,601

Long-term obligations under capital leases	428	474
Deferred income taxes	19,180	19,180
Other long-term liabilities	1,950	451
	21,558	20,105

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,676 and 18,702 shares, respectively	47,061	47,280
Accumulated other comprehen-sive loss	(1,860)	(2,006)
Retained earnings	251,817	250,308

	297,018	295,582
	$385,000	$380,288

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net Sales	$144,229	$130,040	$275,127	$244,182
Cost of goods sold(1)	103,829	87,633	199,340	166,527
Gross profit	40,400	42,407	75,787	77,655

Operating expenses
Marketing(2)	16,593	17,498	32,486	32,037
Distribution(3)	12,863	11,766	24,979	22,707
Administrative(4)	5,405	4,939	10,468	9,589
Other general expense (income)	(141)	9	(162)	(8)
	34,720	34,212	67,771	64,325

Operating income	5,680	8,195	8,016	13,330

Other income (expenses)
Investment income	689	535	1,503	1,522
Interest expense & other	(31)	(28)	(66)	(59)

Earnings before income taxes	6,338	8,702	9,453	14,793

Income taxes	2,340	3,369	3,558	5,655

NET EARNINGS	$3,998	$5,333	$5,895	$9,138

Earnings per diluted share	$.21	$.28	$.31	$.48

Weighted average number of diluted shares	18,982	19,014	19,029	18,954

Earnings per basic share	$.21	$.29	$.31	$.49

Weighted average number of basic shares	18,785	18,601	18,777	18,570

(1)
Includes share-based compensation expense of $60 and $111 for the three and six months ended March 29, 2008, respectively and $58 and $106 for the three and six months ended March 31, 2007, respectively.

(2)
Includes share-based compensation expense of $208 and $391 for the three and six months ended March 29, 2008, respectively and $171 and $312 for the three and six months ended March 31, 2007, respectively.

(3)	Includes share-based compensation expense of $6 and $11 for the three and six months ended March 29, 2008, respectively and $13 and $23 for the three and six months ended March 31, 2007, respectively.
(4)
Includes share-based compensation expense of $206 and $391 for the three and six months ended March 29, 2008, respectively and $189 and $357 for the three and six months ended March 31, 2007, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
	Six months ended
	March 29,	March 31,
	2008	2007
Operating activities:
Net earnings	$5,895	$9,138
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	10,863	11,243
Amortization of intangibles and deferred costs	2,680	1,820
Share-based compensation	904	798
Deferred income taxes	(150)	(62)
Other	3	-
Changes in assets and liabilities, net of effects from purchase of companies
(Increase) decrease in accounts receivable	(4,057)	4,902
Increase in inventories	(4,971)	(4,694)
Increase in prepaid expenses	(710)	(1,070)
Increase (decrease) in accounts payable and accrued liabilities	2,267	(2,887)
Net cash provided by operating activities	12,724	19,188
Investing activities:
Purchases of property, plant and equipment	(11,895)	(11,946)
Payments for purchase of companies, net of cash acquired	-	(46,570)
Purchase of marketable securities	(10,500)	(13,000)
Proceeds from sale of marketable securities	6,500	59,750
Proceeds from disposal of property and equipment	295	281
Other	(255)	(554)
Net cash used in investing activities	(15,855)	(12,039)
Financing activities:
Payments to repurchase common stock	(1,836)	-
Proceeds from issuance of stock	701	1,618
Payments on capitalized lease obligations	(45)	-
Payment of cash dividend	(3,320)	(2,959)
Net cash used in financing activities	(4,500)	(1,341)
Effect of exchange rate on cash and cash equivalents	146	(15)
Net (decrease) increase in cash and cash equivalents	(7,485)	5,793
Cash and cash equivalents at beginning of period	15,819	17,621
Cash and cash equivalents at end of period	$8,334	$23,414

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

The results of operations for the three months and six months ended March 29, 2008 and March 31, 2007 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

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

Note 3
Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Amortized intangible assets arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years.

Note 4	Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows:

	Three Months Ended March 29, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$3,998	18,785	$.21

Effect of Dilutive Securities
Options	–	197	–

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$3,998	18,982	$.21

415,316 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Six Months Ended March 29, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$5,895	18,777	$.31

Effect of Dilutive Securities
Options	–	252	–

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$5,895	19,029	$.31

415,316 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$5,333	18,601	$.29

Effect of Dilutive Securities
Options	–	413	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$5,333	19,014	$.28

109,600 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Six Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$9,138	18,570	$.49

Effect of Dilutive Securities
Options	–	384	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$9,138	18,954	$.48

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

At March 29, 2008, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(in thousands, except per share amounts)

Stock Options	$296	$239	$532	$339
Stock purchase plan	37	28	76	73
Deferred stock issued to outside directors	34	35	69	69
Restricted stock issued to an employee	25	–	50	–
	$392	$302	$727	$481

Per diluted share	$.02	$.01	$.04	$.03

The above compensation is net of tax benefits	$88	$129	$177	$317

The Company anticipates that share-based compensation will not exceed $1,400,000, net of tax benefits, or approximately $.07 per share for the fiscal year ending September 27, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2008 and 2007: expected volatility of 23% and 27%; risk-free interest rates of 3.54% and 4.57%; dividend rate of 1.1% and .9% and expected lives ranging between 5 and 10 years.

During the 2008 and 2007 six month periods, the Company granted 96,345 and 118,200 stock options, respectively. The weighted-average grant date fair value of these options was $7.98 and $11.96, respectively. 500 options were issued in the second quarter of 2008 and 10,000 options were issued in the second quarter of 2007.

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

We adopted FIN 48 on September 30, 2007, the first day of the 2008 fiscal year, and, as a result, recognized a $925,000 decrease to opening retained earnings from the cumulative effect of adoption. As of March 29, 2008, the total amount of gross unrecognized tax benefits is $1,600,000, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of March 29, 2008, the Company had $505,000 of accrued interest and penalties.

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

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159). The Fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for our 2009 fiscal year. We are currently assessing what the impact of the adoption of this standard would be on the Company’s financial position and/or results of operations.

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

In December 2007, The FASB issued Statement 160,“Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51.” Statement 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” by defining a new term–noncontrolling interests–to replace what were previously called minority interests.

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

Note 7	Inventories consist of the following:

	March 29, 2008	September 29, 2007
	(unaudited)
	(in thousands)

Finished goods	$25,653	$23,207
Raw materials	8,635	6,703
Packaging materials	4,674	4,833
Equipment parts & other	12,546	11,856
	$51,508	$46,599

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

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(in thousands) (unaudited)
Sales to External Customers:
Food Service	$94,883	$84,720	$184,292	$160,200
Retail Supermarket	13,010	11,648	23,654	19,936
The Restaurant Group	384	708	971	1,678
Frozen Beverages	35,952	32,964	66,210	62,368
	$144,229	$130,040	$275,127	$244,182

Depreciation and Amortization:
Food Service	$4,187	$4,150	$8,389	$7,614
Retail Supermarket	-	-	-	-
The Restaurant Group	11	13	23	31
Frozen Beverages	2,585	2,683	5,131	5,418
	$6,783	$6,846	$13,543	$13,063

Operating Income(Loss):
Food Service(1)	$5,429	$7,453	$9,645	$13,289
Retail Supermarket(2)	624	94	847	669
The Restaurant Group	(50)	(87)	4	35
Frozen Beverages(3)	(323)	735	(2,480)	(663)
	$5,680	$8,195	$8,016	$13,330

Capital Expenditures:
Food Service	$3,352	$2,934	$6,519	$5,265
Retail Supermarket	-	-	-	-
The Restaurant Group	-	60	-	61
Frozen Beverages	2,037	2,967	5,376	6,620
	$5,389	$5,961	$11,895	$11,946

Assets:
Food Service	$257,064	$226,857	$257,064	$226,857
Retail Supermarket	-	-	-	-
The Restaurant Group	668	752	668	752
Frozen Beverages	127,268	121,358	127,268	121,358
	$385,000	$348,967	$385,000	$348,967

(1)
Includes share-based compensation expense of $345 and $652 for the three and six months ended March 29, 2008, respectively and $330 and $613 for the three and six months ended March 31, 2007, respectively.

(2)
Includes share-based compensation expense of $28 and $54 for the three and six months ended March 29, 2008, respectively and $14 and $25 for the three and six months ended March 29, 2008, respectively.

(3)
Includes share-based compensation expense of $107 and $198 for the three and six months ended March 31, 2007, respectively and $87 and $160 for the three and six months ended March 31, 2007, respectively.

Note 9
We follow SFAS No. 142 “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 29, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180

Amortized intangible assets
Non compete agreements	435	183	252
Customer relationships	33,287	6,304	26,983
Licenses and rights	3,606	1,722	$1,884
	$45,508	$8,209	$37,299

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized Intangible Assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	148	78	70
Customer relationships	6,478	1,216	5,262
Licenses and rights	1,601	329	1,272
	$17,542	$1,623	$15,919

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended March 29, 2008. Aggregate amortization expense of intangible assets for the three months ended March 29, 2008 and March 31, 2007 was $1,192,000 and $1,107,000, respectively and for the six months ended March 29, 2008 and March 31, 2007 was $2,384,000 and $1,585,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,700,000 in 2008, $4,500,000 in 2009 and 2010, $4,100,000 in 2011 and $3,800,000 in 2012. The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at March 29, 2008	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended March 29, 2008.

Note 10	The amortized cost, unrealized gains and losses, and fair market values of our investment securities classified as long-term other assets at March 29, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Auction market preferred stock
Equity Securities	$45,200	$-	$-	$45,200
	$45,200	$-	$-	$45,200

The amortized cost, unrealized gains and losses, and fair market values of the Company’s investment securities available for sale at September 29, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Auction market preferred stock
Equity Securities	$41,200	$-	$-	$41,200
	$41,200	$-	$-	$41,200

At March 29, 2008, we held $45.2 million of Auction Market Preferred Stock (“AMPS”)  which are valued at par, our cost, and which are classified as long-term assets on our March 29, 2008 balance sheet under other assets as Auction Market Preferred Stock.  On September 27, 2007, we held $41.2 million of AMPS  which were also valued at par but which were classified as short-term assets under the caption marketable securities.

The AMPS we own are senior equity securities of closed-end funds and have priority over the fund’s common shares as to distribution of assets and dividends, as described in each fund’s prospectus.

Under normal auction market conditions, dividends on the AMPS for each dividend period (generally 7 to 49 days) are set at a rate determined through an auction process that brings together bidders who seek to buy AMPS and holders of AMPS who seek to sell.  Investors and potential investors typically had purchased the AMPS in an auction by submitting orders to a broker-dealer, typically, an investment bank.  However, beginning in mid February, the auction process has not been supported by broker-dealers and auctions have failed and continue to fail.  In the case of a failed auction, the dividends continue to be paid at the applicable “failure” rate for each security until an auction can establish a market clearing rate. For most of the funds we own, the specified “failure” rate is the current applicable LIBOR rate plus 125 basis points or 125% of the rate, whichever is greater.  Other of the funds we own have different formulas which produce comparable dividend rates.

The assets of closed-end funds, which are valued on a daily basis, serve as the collateral for issuance of the AMPS. The AMPS must meet certain specified asset coverage tests, which include a requirement set forth under the Investment Company Act of 1940 that closed-end funds maintain asset coverage of at least 200% with respect to the AMPS and any other outstanding senior securities; i.e. closed-end funds must have at least $2 of collateral for every $1 of AMPS issued.  If a fund doesn’t meet the asset coverage test, then the fund must redeem the AMPS at par.  Of the $45.2 million of securities held by the Company, $40.2 million is AAA rated and $5 million is AA rated.  The collateral held by the funds are generally municipal securities or common and preferred stock of public corporations.

Presently, we are unable to sell the AMPS and we do not believe the auction process for AMPS will be reestablished in the near term, if ever.  Until a secondary market for AMPS is established or the AMPS are redeemed by the issuers, we will not be able to liquidate the AMPS and, accordingly, we have classified them as long-term assets.

Issuers of many of the closed-end funds who have issued AMPS have made public announcements of their intent to work toward redeeming the securities and a small portion of the type of security we own have been redeemed by the issuers since the auction process failed.  Considering this, and that the AMPS are collateralized and continue to pay dividends, we have not recorded an impairment.  We will continue to assess the need to record an impairment on a quarterly basis.

One of the funds of which we own $5 million of AMPS has announced its intention to redeem the AMPS at par on May 23, 2008.

Proceeds from the sale of marketable securities were  $2,500,000 and $6,500,000 in the three and six months ended March 29, 2008, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Note 11
On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had prior annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO (outside of St. Louis), Radar, Inc. had prior annual sales of approximately $23 million dollars selling to the retail grocery segment and mass merchandisers, both branded and private label.

These acquisitions are accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

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

Liquidity and Capital Resources

Our current cash balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 10 to these financial statements for a discussion of auction market preferred stock which previously we had considered to be a source of liquidity.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.0925 per share of its common stock payable on April 3, 2008 to shareholders of record as of the close of business on March 17, 2008.

In the three and six months ended March 29, 2008, we purchased and retired 74,025 shares of our common stock at a cost of $1,836,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008.

In the three months ended March 29, 2008 and March 31, 2007, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $95,000 and an increase of $88,000, respectively, in accumulated other comprehensive loss. In the six month periods, there was a decrease of $146,000 in fiscal year 2008 and an increase of $15,000 in fiscal year 2007.

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

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets. Selling primarily to the supermarket industry, sales for 2007 were less than $2.5 million.

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas with annual sales of less than $1 million.

These acquisitions were accounted for under the purchase method of accounting, and their operations are and will be included in the consolidated financial statements from their respective acquisition dates.

Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 29, 2008.

Results of Operations

Net sales increased $14,189,000 or 11% for the three months to $144,229,000 and $30,945,000 or 13% to $275,127,000 for the six months ended March 29, 2008 compared to the three and six months ended March 31, 2007. Adjusting for sales related to the acquisitions of Hom/Ade Foods and Radar in January 2007 and FRUIT-A-FREEZE and WHOLE FRUIT in April 2007, sales increased approximately 9% for the quarter and 5% for the three months.

FOOD SERVICE

Sales to food service customers increased $10,163,000 or 12% in the second quarter to $94,883,000 and increased $24,092,000 or 15% for the six months. Excluding the benefit of sales from acquisitions, sales increased 9% for the quarter and 4% for the six months. Soft pretzel sales to the food service market increased 4% to $25,065,000 in the second quarter and increased 2% to $48,759,000 in the six months. Italian ice and frozen juice treat and dessert sales increased 6% to $10,563,000 in the three months and 6% to $18,675,000 in the six months due almost entirely to sales of WHOLE FRUIT and FRUIT-A-FREEZE. Churro sales to food service customers increased 19% to $6,384,000 in the second quarter and were up 12% to $11,927,000 in the six months, with about 40% of the second quarter increase coming from sales to one customer. Sales of bakery products, excluding Hom/Ade and DADDY RAY’S, increased $5,051,000 or 16% in the second quarter to $37,259,000 and increased $3,882,000 or 6% for the six months due primarily to increased sales to private label customers. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,362,000 or 12% to $13,010,000 in the second quarter and increased 19% or $3,718,000 in the first half. Soft pretzel sales for the second quarter were up 7% to $7,821,000 and were up 16% to $14,978,000 for the six months. Sales of frozen juices and ices increased $925,000 or 19% to $5,690,000 in the second quarter and 27% to $9,621,000 in the first half. The sales increases were due to case volume and price increases.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 46% to $384,000 in the second quarter and 42% to $971,000 for the six month period. The sales decreases were caused primarily by the closing of unprofitable stores over the past year. Sales of stores open for both year’s six months were down about 6% from last year.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 9% to $35,952,000 in the second quarter and $3,842,000 or 6% to $66,210,000 in the six month period. Beverage sales alone increased 3% to $21,618,000 in the second quarter and were up 1% to $40,966,000 in the six months. Gallon sales were down 7% for the three months and 5% for the six months in our base ICEE business. Two customers accounted for about one-half of the gallons’ decrease in both periods. Service revenue increased 14% to $8,807,000 in the second quarter and 18% to $16,894,000 for the six months with one customer accounting for approximately 60% of the second quarter revenue increase. Sales of frozen carbonated beverage machines were $944,000 higher this year than last in the three month period and for the six months, sales of machines were higher by $483,000. Operating income for the six months was impacted by higher fuel costs of over $800,000 and by several inventory adjustments totalling over $900,000.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 28.01% in the three month period from 32.61% last year and decreased to 27.55% in the six month period from 31.80% a year ago. Higher commodity costs in excess of $13,000,000 for the six months and $8,000,000 for the three months compared to last year were the primary driver causing gross profit percentage to decline. We expect commodity cost increases of this magnitude or possibly more to impact our earnings for our third quarter. We are hopeful, although cautious due to the extreme volatility of the commodities markets, that the year over year increase in commodity costs will begin to decline beginning in our fourth quarter.

Total operating expenses increased $508,000 in the second quarter but as a percentage of sales decreased to 24% from 26% last year. For the first half, operating expenses increased $3,446,000 but as a percentage of sales decreased to 25% from 26% last year. Marketing expenses decreased almost 2 full percentage points to 12% of sales in the quarter and dropped to 12% of sales from 13% of sales for the six months. Lower spending in our food service and retail supermarket segments accounted for the decline, with lower advertising expense of about $1,000,000 in our retail supermarket segment in the second quarter and $600,000 in savings by not having a National Sales meeting this year in the first quarter driving the decline. Distribution expenses were 9% of sales in all periods and administrative expenses were 4% of sales in all periods.

Operating income decreased $2,515,000 or 31% to $5,680,000 in the second quarter and $5,314,000 or 40% to $8,016,000 in the first half.

Investment income increased by $154,000 to $689,000 in this year’s second quarter due to higher levels of investment securities.

The effective income tax rate has been estimated at 37% for the second quarter this year compared to 39% for last year’s quarter, and at 38% for both years’ six month period. The decrease in the second quarter this year is due to recognition of previously unrecognized tax benefits.

Net earnings decreased $1,335,000 or 25% in the current three month period to $3,998,000 and decreased 35% to $5,895,000 in the six months this year from $9,138,000 last year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2007 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 29, 2008, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

 PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of voting at the Annual Meeting of Shareholders held on February 5, 2008 is as follows:
				Absentees and Broker Non Votes
	Votes Cast
	For	Against	Withheld

Election of Sidney R. Brown as Director	16,768,048	-	594,345	-

The Company had 18,719,127 shares outstanding on December 7, 2007 the record date.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Report on Form 8-K - Reports on Form 8-K were filed on January 25, 2008, February 7, 2008, February 8, 2008 and February 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 24, 2008	/s/ Gerald B. Shreiber
Gerald B. Shreiber
President

Dated: April 24, 2008	/s/ Dennis G. Moore
Dennis G. Moore
Senior Vice President and
Chief Financial Officer