Form 10-Q
period 2008-06-28
J&J SNACK FOODS CORP
filed 2008-07-24
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 28, 2008

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

As of July 16, 2008, there were 18,691,017 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number

Part I.	Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – June 28, 2008 (unaudited) and September 29, 2007		3

Consolidated Statements of Earnings (unaudited) – Three Months and Nine Months Ended June 28, 2008 and June 30, 2007		5

Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 28, 2008 and June 30, 2007		6

Notes to the Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	31

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 28,	September 29,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,389	$15,819
Marketable securities	-	41,200
Accounts receivable, net	69,372	57,196
Inventories	52,292	46,599
Prepaid expenses and other	1,878	1,425
Deferred income taxes	3,350	3,125

	153,281	165,364

Property, plant and equipment, at cost
Land	1,466	1,316
Buildings	8,872	7,751
Plant machinery and equipment	121,921	117,468
Marketing equipment	194,144	191,778
Transportation equipment	2,851	2,810
Office equipment	10,735	10,020
Improvements	17,399	17,556
Construction in progress	4,156	4,130
	361,544	352,829
Less accumulated depreciation and amortization	267,118	259,607

	94,426	93,222

Other assets
Goodwill	60,314	60,314
Other intangible assets, net	54,766	58,333
Auction market preferred
stock	35,200	-
Other	3,074	3,055
	153,354	121,702
	$401,061	$380,288

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	June 28,	September 29,
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current obligations under capital leases	$93	$91
Accounts payable	54,134	45,278
Accrued liabilities	10,161	8,309
Accrued compensation expense	8,142	9,335
Dividends payable	1,732	1,588

	74,262	64,601

Long-term obligations under
capital leases	404	474
Deferred income taxes	19,180	19,180
Other long-term liabilities	1,908	451
	21,492	20,105

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,674 and 18,702 shares, respectively	46,038	47,280
Accumulated other comprehensive loss	(1,635)	(2,006)
Retained earnings	260,904	250,308

	305,307	295,582
	$401,061	$380,288

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net Sales	$176,839	$162,510	$451,966	$406,692

Cost of goods sold(1)	121,087	106,852	320,427	273,379
Gross profit	55,752	55,658	131,539	133,313

Operating expenses
Marketing(2)	18,993	19,261	51,479	51,298
Distribution(3)	14,072	13,201	39,051	35,908
Administrative(4)	5,442	5,286	15,910	14,875
Other general (income)expense	(209)	(896)	(371)	(904)
	38,298	36,852	106,069	101,177

Operating income	17,454	18,806	25,470	32,136

Other income(expenses)
Investment income	552	481	2,055	2,003
Interest expense and other	(20)	(30)	(86)	(89)

Earnings before income taxes	17,986	19,257	27,439	34,050

Income taxes	7,166	6,760	10,724	12,415

NET EARNINGS	$10,820	$12,497	$16,715	$21,635

Earnings per diluted share	$.57	$.66	$.88	$1.14

Weighted average number of diluted shares	18,981	19,055	19,013	18,988

Earnings per basic share	$.58	$.67	$.89	$1.16

Weighted average number of basic shares	18,762	18,677	18,772	18,606

(1)
Includes share-based compensation expense of $59 and $170 for the three and nine months ended June 28, 2008, respectively and $61 and $167 for the three and nine months ended June 30, 2007, respectively.

(2)
Includes share-based compensation expense of $204 and $595 for the three and nine months ended June 28, 2008, respectively and $189 and $501 for the three and nine months ended June 30, 2007, respectively.

(3)
Includes share-based compensation expense and $6 and $17 for the three and nine months ended June 28, 2008, respectively and $14 and $37 for the three and nine months ended June 30, 2007, respectively.

(4)
Includes share-based compensation expense of $204 and $595 for the three and nine months ended June 28, 2008, respectively and $196 and $553 for the three and nine months ended June 30, 2007, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 28,	June 30,
	2008	2007
Operating activities:
Net earnings	$16,715	$21,635
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	16,560	16,848
Amortization of intangibles and deferred costs	4,010	3,225
Share-based compensation	1,377	1,080
Deferred income taxes	(225)	(452)
Other	-	(142)
(Gain)/loss from disposals and impairment of property, plant and equipment	(63)	18
Changes in assets and liabilities, net of effects from purchase of companies
Increase in accounts receivable	(12,219)	(6,421)
Increase in inventories	(5,749)	(5,349)
Increase in prepaid expenses	(453)	(161)
Increase in accounts payable
and accrued liabilities	10,059	6,124
Net cash provided by operating
activities	30,012	36,405
Investing activities:
Purchase of property, plant and equipment	(18,401)	(17,406)
Payments for purchases of companies, net of cash acquired	-	(52,747)
Purchase of marketable securities	(10,500)	(31,100)
Proceeds from sale of marketable securities	6,500	65,308
Proceeds from redemption of auction market preferred stock	10,000	-
Proceeds from disposal of property and equipment	700	408
Other	(364)	(683)
Net cash used in investing activities	(12,065)	(36,220)
Financing activities:
Payments to repurchase common stock	(3,539)	-
Proceeds from issuance of stock	908	2,355
Payments on capitalized lease obligations	(68)	-
Payments of cash dividend	(5,049)	(4,536)
Net cash used in financing activities	(7,748)	(2,181)
Effect of exchange rate on cash and cash equivalents	371	21
Net increase (decrease) in cash and cash equivalents	10,570	(1,975)
Cash and cash equivalents at beginning of period	15,819	17,621
Cash and cash equivalents at end of period	$26,389	$15,646

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

The results of operations for the three months and nine months ended June 28, 2008 and June 30, 2007 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

Note 3    Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years.

Note 4    Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows:

	Three Months Ended June 28, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$10,820	18,762	$.58

Effect of Dilutive Securities
Options	-	219	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$10,820	18,981	$.57

393,166 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Nine Months Ended June 28, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available
to common stockholders	$16,715	18,772	$.89

Effect of Dilutive Securities
Options	-	241	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$16,715	19,013	$.88

415,316 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Three Months Ended June 30, 2007
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

At June 28, 2008, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)

Stock Options	$280	$246	$812	$585
Stock purchase plan	28	39	104	112
Deferred stock issued to outside directors	34	34	103	103
Restricted stock issued to an employee	25	6	75	6
	$367	$325	$1,094	$806

Per diluted share	$.02	$.02	$.06	$.04

The above compensation is net of tax benefits	$106	$135	$283	$452

The Company anticipates that share-based compensation will not exceed $1,500,000, net of tax benefits, or approximately $.08 per share for the fiscal year ending September 27, 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2008 and 2007:

expected volatility of 23% and 27%; risk-free interest rates of 3.54% and 4.57%; dividend rate of 1.1% and .9% and expected lives ranging between 5 and 10 years.

During the 2008 and 2007 nine month periods, the Company granted 96,345 and 128,200 stock options, respectively. The weighted-average grant date fair value of these options was $7.99 and $11.94, respectively. No options were granted in the third quarter of 2008 and 10,000 options were granted in the third quarter of 2007. Additionally, in the third quarter of 2007, the Company awarded 10,000 shares of restricted stock which vest over three years.

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

We adopted FIN 48 on September 30, 2007, the first day of the 2008 fiscal year, and, as a result, recognized a $925,000 decrease to opening retained earnings from the cumulative effect of adoption. As of June 28, 2008, the total amount of gross unrecognized tax benefits is $1,655,000, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of June 28, 2008, the Company had $539,000 of accrued interest and penalties.

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

In December 2007, The FASB issued Statement 160,“Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51.” Statement 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” by defining a new term—noncontrolling interests to replace what were previously called minority interests.

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

 Note 7   Inventories consist of the following:

	June 28,	September 29,
	2008	2007
	(in thousands)

Finished goods	$25,622	$23,207
Raw materials	8,750	6,703
Packaging materials	5,044	4,833
Equipment parts & other	12,876	11,856
	$52,292	$46,599

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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands)
Sales to External Customers:
Food Service	$106,854	$95,419	$291,146	$255,619
Retail Supermarket	17,165	17,380	40,819	37,316
The Restaurant Group	343	566	1,314	2,244
Frozen Beverages	52,477	49,145	118,687	111,513
	$176,839	$162,510	$451,966	$406,692

Depreciation and Amortization:
Food Service	$4,154	$4,307	$12,543	$11,921
Retail Supermarket	-	-	-	-
The Restaurant Group	21	14	44	45
Frozen Beverages	2,852	2,689	7,983	8,107
	$7,027	$7,010	$20,570	$20,073

Operating Income(Loss):
Food Service(1)	$6,878	$9,900	$16,523	$23,189
Retail Supermarket(2)	1,649	255	2,496	924
The Restaurant Group	(74)	(61)	(70)	(26)
Frozen Beverages(3)	9,001	8,712	6,521	8,049
	$17,454	$18,806	$25,470	$32,136

Capital Expenditures:
Food Service	$3,063	$3,814	$9,582	$9,079
Retail Supermarket	-	-	-	-
The Restaurant Group	-	40	-	101
Frozen Beverages	3,443	1,606	8,819	8,226
	$6,506	$5,460	$18,401	$17,406

Assets:
Food Service	$262,312	$238,929	$262,312	$238,929
Retail Supermarket	-	-	-	-
The Restaurant Group	660	779	660	779
Frozen Beverages	138,089	130,254	138,089	130,254
	$401,061	$369,962	$401,061	$369,962

(1)
Includes share-based compensation expense of $341 and $993 for the three and nine months ended June 28, 2008, respectively and $343 and $956 for the three and nine months ended June 30, 2007, respectively.

(2)
Includes share-based compensation expense of $28 and $82 for the three and nine months ended June 28, 2008, respectively and $24 and $49 for the three and nine months ended June 30, 2007, respectively.

(3)
Includes share-based compensation expense of $104 and $302 for the three and nine months ended June 28, 2008, respectively and $93 and $253 for the three and nine months ended June 30, 2007, respectively.

Note 9    We follow SFAS No. 142 “Goodwill and Intangible Assets”. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of June 28, 2008 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180

Amortized intangible assets
Non compete agreements	435	199	236
Customer relationships	33,287	7,220	26,067
Licenses and rights	3,606	1,779	$1,827
	$45,508	$9,198	$36,310

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized Intangible Assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	148	88	60
Customer relationships	6,478	1,382	5,096
Licenses and rights	1,601	347	1,254
	$17,542	$1,817	$15,725

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended June 28, 2008. Aggregate amortization expense of intangible assets for the three months ended June 28, 2008 and June 30, 2007 was $1,183,000 and $1,268,000, respectively and for the nine months ended June 28, 2008 and June 30, 2007 was $3,567,000 and $2,853,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,700,000 in 2008, $4,500,000 in 2009 and 2010, $4,100,000 in 2011 and $3,800,000 in 2012. The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at June 28, 2008	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended June 28, 2008.

Note 10  The amortized cost, unrealized gains and losses, and fair market values of our investment securities classified as long-term other assets at June 28, 2008 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Auction market preferred stock
Equity Securities	$35,200	$-	$-	$35,200

	$35,200	$-	$-	$35,200

The amortized cost, unrealized gains and losses, and fair market values of the Company’s investment securities available for sale at September 29, 2007 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Auction market preferred stock
Equity Securities	$41,200	$-	$-	$41,200
	$41,200	$-	$-	$41,200

At June 28, 2008, we held $35.2 million of Auction Market Preferred Stock (“AMPS”)  which are valued at par, our cost, and which are classified as long-term assets on our June 28, 2008 balance sheet under other assets as Auction Market Preferred Stock.  On September 27, 2007, we held $41.2 million of AMPS  which were also valued at par but which were classified as short-term assets under the caption marketable securities.

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

The assets of closed-end funds, which are valued on a daily basis, serve as the collateral for issuance of the AMPS. The AMPS must meet certain specified asset coverage tests, which include a requirement set forth under the Investment Company Act of 1940 that closed-end funds maintain asset coverage of at least 200% with respect to the AMPS and any other outstanding senior securities; i.e. closed-end funds must have at least $2 of collateral for every $1 of AMPS issued.  If the funds don’t meet the asset coverage tests, then the fund must redeem them.  All the $35.2 million of securities held by J & J is AAA rated. The collateral held by the funds are generally municipal securities or common and preferred stock of public corporations.

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

Redemption of AMPS was $10,000,000, our carrying value, in the three and nine months ended June 28, 2008.

Proceeds from the sale of marketable securities were  $0 and $6,500,000 in the three and nine months ended June 28, 2008, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Note 11  On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade, headquartered in Pensacola, Florida, had annual sales of approximately $30 million.

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, MO outside of St. Louis), Radar, Inc. had annual sales of approximately $23 million selling to the retail grocery segment and mass merchandisers, both branded and private label.

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

The following pro forma information discloses net sales, net earnings and earnings per share for the three months ended December 29, 2007 and December 30, 2006, for the three and six months ended March 29, 2008 and March 31, 2007 and for the three and nine months ended June 28, 2008 and June 30, 2007 including the sales and net earnings of Hom/Ade and Radar for all periods. The impact of the other acquisitions made during the 2007 year on net sales, net earnings and earnings per share was not significant.

	Three months ended
		Pro Forma
	December 29,	December 30,
	2007	2006
	(in thousands except
	per share information)

Net Sales	$130,898	$124,881
Net Earnings	$1,897	$4,829
Earnings per diluted share	$.10	$.26
Earnings per basic share	$.10	$.26

	Three months ended		Six months ended
		Pro Forma		Pro Forma
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(in thousands except per share information)

Net Sales	$144,229	$131,424	$275,127	$256,305
Net Earnings	$3,998	$5,403	$5,895	$10,232
Earnings per diluted share	$.21	$.28	$.31	$.54
Earnings per basic share	$.21	$.29	$.31	$.55

	Three months ended		Nine months ended
		Pro Forma		Pro Forma
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(in thousands except per share information)

Net Sales	$176,839	$162,510	$451,966	$418,815
Net Earnings	$10,820	$12,497	$16,715	$22,729
Earnings per diluted share	$.57	$.66	$.88	$1.20
Earnings per basic share	$.58	$.67	$.89	$1.22

The following pro forma information which should have been included in our Form 10-K for the year ended September 29,2007 discloses net sales, net earnings and earnings per share for the two years ended September 29, 2007 including the sales and net earnings of Hom/Ade, Radar and Slush Puppie for both periods. The impact of the other acquisitions made during the year on net sales, net earnings and earnings per share was not significant.

	Pro Forma
	Fiscal year ended
	September 29,	September 30,
	2007	2006
	(52 weeks)	(53 weeks)

	(in thousands except
	per share information)

Net Sales	$581,024	$566,297
Net Earnings	$33,235	$33,819
Earnings per diluted share	$1.75	$1.80
Earnings per basic share	$1.78	$1.84

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.0925 per share of its common stock payable on July 3, 2008 to shareholders of record as of the close of business on June 16, 2008.

In the three and nine months ended June 28, 2008, we purchased and retired 61,099 and 135,124 shares, respectively, of our common stock at a cost of $1,703,000 and $3,539,000, respectively, under a million share buyback authorization approved by the Company’s Board of Directors in February 2008.

In the three months ended June 28, 2008 and June 30, 2007, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $225,000 and a decrease of $36,000, respectively, in accumulated other comprehensive loss. In the nine month periods, there was a decrease of $371,000 in fiscal year 2008 and a decrease of $21,000 in fiscal year 2007.

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

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets. Selling primarily to the supermarket industry, sales for 2007 were approximately $2.5 million.

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas with annual sales of less than $1 million.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

Our general-purpose bank credit line provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 28, 2008.

Results of Operations

Net sales increased $14,329,000 or 9% for the three months to $176,839,000 and $45,274,000 or 11% to
$451,966,000 for the nine months ended June 28, 2008 compared to the three and nine months ended June 30, 2007.
Adjusting for sales related to the acquisitions of Hom/Ade Foods and Radar in January 2007 and FRUIT-A-FREEZE and WHOLE FRUIT in April 2007, sales increased approximately 9% for the quarter and 7% for the nine months.

FOOD SERVICE

Sales to food service customers increased $11,435,000 or 12% in the third quarter to $106,854,000 and increased $35,527,000 or 14% for the nine months. Excluding the benefit of sales from acquisitions, sales increased 12% for the quarter and 7% for the nine months. Soft pretzel sales to the food service market increased 1% to $25,129,000 in the third quarter and increased 1% to $73,888,000 in the nine months although unit sales declined. Italian ice and frozen juice treat and dessert sales increased 13% to $16,971,000 in the three months and 9% to $35,736,000 in the nine months. Excluding sales from the WHOLE FRUIT and FRUIT-A-FREEZE acquisitions, sales increased 13% in the quarter and 6% in the nine months due to increased sales of various product lines across our customer base. Churro sales to food service customers increased 20% to $6,771,000 in the third quarter and increased 15% to $18,698,000 in the nine months with sales increases throughout our customer base.

Sales of bakery products, excluding Hom/Ade and Daddy Ray's, increased $8,605,000 or 25% in the third quarter to $43,184,000 and increased $12,487,000 or 12% for the nine months due primarily to increased sales to private label customers. Sales of Hom/Ade biscuits were down 16% in the quarter to $5,618,000 and sales of Daddy Ray’s fruit and fig bars were up 19% in the quarter to $7,085,000. Sales of our funnel cake products were down 18% to $1,926,000 in the quarter and 12% to $4,007,000 for the nine months as sales declined to one customer. The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased
$215,000 or 1% to $17,165,000 in the third quarter and increased $3,503,000, or 9%, in the nine months. Soft pretzel sales increased 7% to $6,359,000 for the quarter and increased 13% to $21,337,000 for the nine months. Case sales of soft pretzels were down 3% in the quarter. Sales of frozen juices and ices decreased $807,000 or 7% to $11,178,000 in the third quarter and increased $1,215,000 or 6% to $20,799,000 in the nine months. Excluding sales from the WHOLE FRUIT and FRUIT-A-FREEZE acquisitions, sales decreased 7% in the quarter and increased 5% in the nine months. Case sales of frozen novelties were down 16% in the quarter.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 39% to $343,000 in the third quarter and 41% to $1,314,000 for the nine month period. The sales decreases were caused primarily by the closing or licensing of stores in the past year. Sales of stores open for both year’s nine months were down about 5% from last year.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 7% to $52,477,000 in the third quarter and $7,174,000 or 6% to $118,687,000 in the nine month period. Beverage sales alone increased 7% to $35,420,000 in the third quarter and were up 4% to $76,386,000 in the nine months. Gallon sales were down 5% for the quarter and 4% for the nine months. About 60% of the dollar sales increase for the third quarter and 75% for the nine months resulted from a change in a customer program resulting in higher revenues and higher costs. Service revenue increased 44% to $11,988,000 in the third quarter and 28% to $28,882,000 for the nine months as we continue to expand our customer base. About 75% of the third quarter service revenue increase and 55% of the nine month service revenue increase were to one new customer. Sales of frozen carbonated beverage machines were $2,094,000 lower this year than last in the three month period and for the nine months, sales of machines were lower by $1,611,000.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 31.52% in the three month period from 34.25% last year and decreased to 29.10% in the nine month period from 32.78% a year ago. Higher commodity costs in excess of $10,000,000 for the three months and $23,000,000 for the nine months compared to last year were the primary driver causing gross profit percentage to decline. We expect commodity cost increases of this magnitude to impact our earnings for our fourth quarter although are hopeful, but cautious due to the extreme volatility of the commodities markets, that the year over year increase in commodity costs will begin to decline beginning in our fourth quarter. Reduced trade spending of over $1,000,000 in our Retail Supermarkets segment benefitted gross profit in the quarter and helped to improve operating income in the Retail Supermarkets segment.

Total operating expenses increased $1,446,000 in the third quarter but as a percentage of sales decreased to 22% from 23% last year. For the nine months, operating expenses increased $4,892,000 but as a percentage of sales decreased about 1-1/2 percentage points to 23%. Marketing expenses decreased to 11% this year from 12% in last year’s three month period and from 13% to 11% in the nine month periods. Controlled spending in our food service and retail supermarket segments accounted for the decline, with lower advertising expense of about $800,000 in our retail supermarket segment in the third quarter and $2,000,000 for the nine months driving the decline. Reduced spending on a national sales meeting contributed $600,000 to lower expenses as a percent of sales in our first quarter and for the nine months compared to last year. Distribution expenses were 8% of sales in both years’ third quarter and 9% of sales in both years’ nine month period. Administrative expenses as a percent of sales were 3% in both years’ third quarter and were 4% for the nine months in both years.

Other general income of $209,000 in the third quarter and $371,000 in the nine months consisted primarily of insurance gains in the Food Service segment. Other general income of $896,000 in last year’s third quarter and $904,000 in the nine months primarily consist of about $495,000 of insurance gains in the Frozen Beverages segment and a royalty settlement of $569,000 in the Food Service segment reduced by other general expense items.

Operating income decreased $1,352,000 or 7% to $17,454,000 in the third quarter and $6,666,000 or 21% to $25,470,000 in the nine months as a result of the aforementioned.

Investment income increased by $71,000 to $552,000 in this year’s third quarter and by $52,000 to $2,055,000 in the nine months primarily due to higher levels of investable securities.

The effective income tax rate has been estimated at 40% for the third quarter, up from 35% last year, and at 39% for the nine months compared to 36% in the year ago nine months. Last year’s third quarter and nine months included the benefit of the resolution of state and foreign tax matters. This year’s quarter and nine months had a lower benefit from stock based compensation as well as additional expense resulting from changes in state tax requirements.

Net earnings decreased $1,677,000 or 13% in the three month period to $10,820,000 and decreased 23% or $4,920,000 to $16,715,000 in the nine months this year from $21,635,000 last year.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2007 annual report on Form 10-K filed with the SEC.

Item 4.    Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 28, 2008, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1 &	Certification Pursuant to Section 302 of
	31.2	the Sarbanes-Oxley Act of 2002

	99.5 &	Certification Pursuant to the 18 U.S.C.
	99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K - Reports on Form 8-K were filed on April 24, 2008 and May 19, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 24, 2008	/s/ Gerald B. Shreiber
Gerald B. Shreiber
President

Dated: July 24, 2008	/s/ Dennis G. Moore
Dennis G. Moore
Senior Vice President and
Chief Financial Officer