Form 10-K
period 2008-09-27
J&J SNACK FOODS CORP
filed 2008-12-09
CIK 785956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission File No. 0-14616

J & J SNACK FOODS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Central Highway, Pennsauken, New Jersey	08109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 17, 2008, the latest practicable date, 18,339,980 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $384,345,953 based on the last sale price on March 28, 2008 of $27.08 per share. March 28, 2008 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 12, 2009 are incorporated by reference into Part III of this report.

2008 annual report

ICEE
TOO COOL

standing strong

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

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our four business groups; Food Service, Frozen Beverages, Retail Supermarket, and The Restaurant Group, contributed to our 37th consecutive year of record sales in fiscal 2008.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

	Fiscal year ended in September								
	2008	2007	2006	2005	2004	2003	2002	2001	2000
	(In thousands except per share data)								
Net Sales	$ 629,359	$ 568,901	$ 514,831	$ 457,112	$ 416,588	$ 364,567	$ 353,187	$ 328,335	$ 296,832
Net Earnings	$ 27,908	$ 32,112	$ 29,450	$ 26,043	$ 22,710	$ 19,902	$ 18,113	$ 11,876	$ 9,968
Total Assets	$ 408,408	$ 380,288	$340,808	$305,924	$ 277,424	$ 239,478	$ 220,036	$ 224,481	$ 220,039
Long-Term Debt	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ 28,368	$ 42,481
Capital Lease Obligations	$ 474	$ 565	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Stockholders' Equity	$ 316,778	$ 295,582	$263,656	$234,762	$ 210,096	$ 182,564	$ 168,709	$ 146,143	$ 133,274
Common Share Data									
Earnings Per Diluted Share	$ 1.47	$ 1.69	$ 1.57	$ 1.40	$ 1.24	$ 1.10	$ 1.00	$ .68	$ .55
Earnings Per Basic Share	$ 1.49	$ 1.72	$ 1.60	$ 1.43	$ 1.27	$ 1.13	$ 1.04	$ .70	$ .56
Book Value Per Share	$ 16.90	$ 15.80	$ 14.28	$ 12.85	$ 11.67	$ 10.43	$ 9.48	$ 8.46	$ 7.82
Shares Outstanding	18,748	18,702	18,468	18,272	18,012	17,514	17,806	17,272	17,044
Cash Dividends Per Share	$ .37	$ .34	$ .30	$ .25	$ —	$ —	$ —	$ —	$ —

NET SALES
(In Thousands)
$296,832
$328,335
$353,187
$364,567
$416,588
$457,112
$514,831
$568,901
$629,359
'00
'01
'02
'03
'04
'05
'06
'07
'08

NET EARNINGS
(In Thousands)
$9,968
$11,876
$18,113
$19,902
$22,710
$26,043
$29,450
$32,112
$27,908
'00
'01
'02
'03
'04
'05
'06
'07
'08

STOCKHOLDERS' EQUITY
(In Thousands)
$133,274
$146,143
$168,709
$182,564
$210,096
$234,762
$263,656
$295,582
$316,778
'00
'01
'02
'03
'04
'05
'06
'07
'08

★ president's letter ★

To our Shareholders and Friends:

This flag waves proudly.....

O'er the land of the free... and the company we are building. Hardly a day goes by that I don't look at this banner of freedom that flies outside our plants and feel both fortunate and proud to be a part of the American Dream.

Standing strong...

We had, overall, another successful year at JJSF in 2008.

"Wait a second Gerry. What's with this word **"overall"?** *What are you saying?"*

This was not exactly our dream year. And not exactly the best bottom line year we've ever had. But, overall, particularly in view of the economic challenges we faced and dealt with, fiscal year 2008 was by most standards a success. We achieved record sales for the 37th consecutive year and it was the third best year for earnings in the company's history. All accomplished while managing the impact of record commodity input costs and world wide economic challenges.

★ ★ ★ ★ ★

★ ★ ★ ★ ★

2008 Financial Results in Brief:

- Sales grew 11% to $629.4 million
- Net income declined 13% to $27.9 million
- Earnings per share (EPS) decreased 13% to $1.47
- Operating income fell 11% to $43.3 million

"What's with the conditional **"overall"** *expression Gerry? Explain "overall"."*

Unprecedented input costs, particularly from commodity ingredients such as wheat (flour) and dairy products, impacted our earnings throughout the year and even now, for fiscal year 2009, we are facing substantially higher ingredient costs from just two years ago.

We are gratified that we were able to grow our business overall (there's that word again) by 11% and maintain key market shares during these challenging economic times.

This flag waves proudly.....

A strong democratic country is reflective of its past, present and future. Here in our country, we recently cast our votes in a presidential election. A process that has been in effect and working for over 200 years. This historic election and the resulting transition of political power represent a milestone here in America and a moment in time that will forever be magnified. Just as our forefathers envisioned. Amazing!

Our company, born of ashes and dusted by destiny, represents all of what is right in this country. This tiny eight employee company that was purchased out of bankruptcy in 1971 found niches, gathered special people and niche products and mixed them together carefully with the passion and pride that is the essence of the American Dream. What a great country!

We thank all of our employees, customers and partners who have helped us achieve this success.

Sincerely.

Gerald B. Shreiber
President and Chairman
December 1, 2008

J & J SNACK FOODS CORP.
2008 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, FRUIT–A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S* and MINUTE MAID** brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake and bakery products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen uncarbonated beverage.

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

The Company made no material acquisitions in fiscal year 2008 but has made material acquisitions in prior years as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

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

*BARQ’S is a registered trademark of Barq’s Inc.
**MINUTE MAID is a registered trademark of the Coca-Cola Company

The Restaurant Group

We sell direct to the public through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST, SANDWICH TWIST, CINNAPRETZEL* and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 20% of the Company’s revenue in fiscal year 2008, 22% in 2007, and 24% in 2006.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, FRUIT-A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 13% of the Company’s revenue in fiscal year 2008 and 14% in 2007 and 2006.

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

*CINNAPRETZEL is a registered trademark of Cinnabon, Inc.

Churros

The Company’s churros are sold primarily under the LA CHURROS and TIO PEPE’S brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 4% of the Company’s sales in fiscal year 2008, 4% in 2007 and 4% in 2006. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, muffins and donuts. In 2007, biscuits and dumplings under the MARY B’S name and fruit and fig bars, under the DADDY RAY’S name, were added through acquisitions. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 35% of the Company’s sales in fiscal year 2008, 32% in 2007 and 28% in 2006.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 18% of revenue in fiscal in 2008 and 19% in 2007 and 2006.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE and ARCTIC BLAST brands at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. In fiscal 1999, the Company began providing installation and maintenance service only to a large, quick-service restaurant and others, which resulted in the increase of customer-owned beverage dispensers beginning in 1999. The Company also provides managed service and sells equipment in its Frozen Beverages segment, revenue from which amounted to 9% of sales in 2008, 8% of sales in 2007 and 9% of the Company’s sales in fiscal year 2006. In fiscal 2006, through an acquisition, the Company began to sell frozen uncarbonated beverages under the SLUSH PUPPIE brand through a distributor network.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 83,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to the entire continental United States (except for portions of nine states) as well as internationally.

Other Products

Other products sold by the Company include soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name and smaller amounts of various other food products. These products are sold in the Food Service, The Restaurant Group and Frozen Beverages segments.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 42% and 45% of our sales during fiscal years 2008, 2007 and 2006, respectively, with our largest customer accounting for 9% of our sales in 2008 and 8% in 2007 and 2006. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; and Solon, Ohio. Frozen beverages are distributed from 110 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAMA TISH’S, FRUIT-A-FREEZE, WHOLE FRUIT and LUIGI’S for its frozen juice treats and desserts; LA CHURROS and TIO PEPE’S for its churros; ARCTIC BLAST and SLUSH PUPPIE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S and DADDY RAY’S for its bakery products.

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

Supplies

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased from The Coca-Cola Company, Dr Pepper/Seven Up, Inc., the Pepsi Cola Company, and Jogue, Inc. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc. and Lancer FBD.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $11,078,000, $9,785,000 and $7,889,000 in fiscal years 2008, 2007 and 2006, respectively. At September 27, 2008, the total assets of our foreign operations were approximately $8.6 million or 2% of total assets.

Employees

The Company has approximately 2,800 full- and part-time employees as of September 27, 2008. Certain production and distribution employees at the Pennsauken and Bridgeport, New Jersey plants are covered by a collective bargaining agreement which expires in September 2009.

The production employees at our Atlanta, Georgia plant are covered by a collective bargaining agreement which expires in January 2011. The Company considers its employee relations to be good.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 42% and 45% of our sales during fiscal years 2008, 2007 and 2006, respectively, with our largest customer accounting for 9% of our sales in 2008 and 8% in 2007 and 2006. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Our Certificate of Incorporation may inhibit a change in control that you may favor

Our Certificate of Incorporation contains provisions that may delay, deter or inhibit a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

—	a classified Board of Directors;
—	the requirement that our shareholders may only remove Directors for cause;
—	limitations on share holdings and voting of certain persons;
—	special Director voting rights; and
—	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, suppliers, creditors and the local communities in which we operate.

Risks Relating to the Control by Gerald B. Shreiber

Gerald B. Shreiber is the founder of the Company and the current beneficial owner of 22% of its outstanding stock. Our Certificate of Incorporation provides that he has three votes on the Board of Directors (subject to certain adjustments). Therefore, he and one other director have voting control of the Board. The performance of this Company is greatly impacted by his leadership and decisions. His voting control reduces the restrictions on his actions. His retirement, disability or death will have a significant impact on our future operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $11,078,000, $9,785,000, and $7,889,000 in fiscal years 2008, 2007 and 2006, respectively. At September 27, 2008, the total assets of our foreign operations were approximately $8.6 million or 2% of total assets.

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

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility and a 42,000 square foot dry storage warehouse located on six acres in Scranton, Pennsylvania. The manufacturing facility, which was expanded from 26,000 square feet in 1998, operates at approximately 60% of capacity.

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2017. The facility operates at approximately 65% of capacity.

The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2016. The facility operates at approximately 60% of capacity. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2016.

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2010 with options to extend the term. The facility operates at approximately 50% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. The buildings are leased through December 2015. The manufacturing facility operates at approximately 50% of capacity.

The Company owns a 65,000 square foot fig and fruit bar manufacturing facility located on 91⁄2 acres in Moscow Mills (St. Louis), Missouri. The facility operates at about 70% of capacity.

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings. The building is approximately 14,000 square feet and the lease runs through December 2010. The manufacturing facility operates at approximately 70% of capacity.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 27, 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 29, 2007 and September 27, 2008.

Common Stock Market Price

	High	Low	Dividend Declared
Fiscal 2007
First quarter	$42.27	$30.76	$.085
Second quarter	43.51	37.41	.085
Third quarter	41.95	37.16	.085
Fourth quarter	40.14	33.23	.085

Fiscal 2008
First quarter	$38.76	$29.01	$.0925
Second quarter	31.85	23.38	.0925
Third quarter	29.97	26.74	.0925
Fourth quarter	36.07	27.00	.0925

As of November 20, 2008, there about 3,700 beneficial shareholders.

In our 2008 fiscal year, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 864,876 as the number of shares that may yet be purchased under the share buyback authorization. No shares were repurchased in the fourth quarter of the year. The Company did not repurchase any of its common stock in fiscal years 2007 and 2006.

Subsequent to September 27, 2008 and prior to the filing of this Form 10-K, we purchased and retired 400,000 shares of our common stock at a purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director of the Company.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among J & J Snack Foods Corp., The NASDAQ Composite Index
And The S&P Packaged Foods & Meats Index

*$100 invested on 9/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending September 30.

Copywright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserveed

Item 6. Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2006, 2007 and 2008.

	Fiscal year ended in September (In thousands except per share data)
	2008	2007	2006	2005	2004
Net Sales	$629,359	$568,901	$514,831	$457,112	$416,588
Net Earnings	$27,908	$32,112	$29,450	$26,043	$22,710
Total Assets	$408,408	$380,288	$340,808	$305,924	$277,424
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	$474	$565	$—	$—	$—
Stockholders’ Equity	$316,778	$295,582	$263,656	$234,762	$210,096

Common Share Data
Earnings Per Diluted Share	$1.47	$1.69	$1.57	$1.40	$1.24
Earnings Per Basic Share	$1.49	$1.72	$1.60	$1.43	$1.27
Book Value Per Share	$16.90	$15.80	$14.28	$12.85	$11.67
Common Shares Outstanding At Year End	18,748	18,702	18,468	18,272	18,012
Cash Dividends Declared Per Common Share	$.37	$.34	$.30	$.25	$—

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

Revenue Recognition — We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis. We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months. We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts. We record offsets to revenue for allowances, end-user pricing adjustments and trade spending. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine the amount of liability to record is cumbersome and subject to inaccuracies. However, we feel that due to constant monitoring of the process, any inaccuracies would not be material. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $12,090,000 and $11,793,000 at September 27, 2008 and September 29, 2007, respectively.

Accounts Receivable — We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have 2 to 3 customers with accounts receivable balances of between $1.5 million to $6 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed, could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $502,000, $189,000 and $300,000 for the fiscal years 2008, 2007 and 2006, respectively. At September 27, 2008 and September 29, 2007, our accounts receivables were $61,176,000 and $56,772,000, net of an allowance for doubtful accounts of $926,000 and $1,052,000.

Asset Impairment — In 2006, goodwill of our frozen beverages reporting unit increased by $3,487,000 as a result of the acquisitions of ICEE of Hawaii and SLUSH PUPPIE and the goodwill of our food service reporting unit increased by $839,000 as a result of a smaller acquisition. In 2007, goodwill of our food service reporting unit increased by $1,763,000 as a result of the acquisitions of Hom/Ade Foods and DADDY RAY’S. In 2007, goodwill of our frozen beverages reporting unit increased by $603,000 as the result of the Kansas ICEE acquisition.

We have three reporting units with goodwill totaling $60,314,000 as of September 27, 2008. We utilize historical reporting unit cash flows (defined as reporting unit operating income plus depreciation and amortization) as a proxy for expected future reporting unit cash flows to evaluate the fair value of these reporting units. If the fair value estimated substantially exceeds the carrying value of the reporting unit, including the goodwill, if any, associated with that unit, we do not recognize any impairment loss. We do not engage a third party to assist in this analysis as we believe that our in-house expertise is adequate to perform the analysis.

Licenses and rights, customer relationships and non compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. The gross carrying amount of intangible assets increased by $17,034,000 in 2006 primarily as a result of the acquisition of $15,188,000 of intangible assets of the SLUSH PUPPIE business. The gross carrying amount of intangibles increased by $39,633,000 in 2007 primarily as a result of the acquisitions of $23,771,000 and $12,799,000 of intangible assets of Hom/Ade Foods and DADDY RAY’S, respectively. Long-lived assets, including fixed assets and intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Useful Lives of Intangible Assets — Most of our trade names which have carrying value have been assigned an indefinite life and are not amortized because we plan to receive the benefit from them indefinitely. If we decide to curtail or eliminate the use of any of the trade names or if sales that are generated from any particular trade name do not support the carrying value of the trade name, then we would record an impairment or assign an estimated useful life and amortize over the remaining useful life. Rights such as prepaid licenses and non compete agreements are amortized over contractual periods. The useful lives of customer relationships are based on the discounted cash flows expected to be received from sales to the customers adjusted for an attrition rate. The loss of a major customer or declining sales in general could create an impairment charge.

Insurance Reserves — We have a self-insured medical plan which covers approximately 1,100 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 27, 2008 and September 29, 2007 was $772,000 and $801,000, respectively. Considering that we have stop loss coverage of $175,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2008 and 2007 was $1,600,000 and $1,900,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $6,400,000 and $6,800,000 at September 27, 2008 and September 29, 2007, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 27, 2008 and September 29, 2007, we had outstanding letters of credit totaling $9,475,000 and $9,595,000, respectively.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2008 (52 weeks) Compared to Fiscal 2007 (52 weeks)

Net sales increased $60,548,000, or 11%, to $629,359,000 in fiscal 2008 from $568,901,000 in fiscal 2007. Adjusting for sales related to the acquisitions of DADDY RAY’S and Hom/Ade Foods in January 2007, and WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Frozen Fruit Bar brands in April 2007, sales increased approximately 7%, or $41,681,000.

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

Food Service

Sales to food service customers increased $44,430,000, or 12%, to $400,194,000 in fiscal 2008. Excluding the benefit of sales from acquisitions, sales increased approximately 7%. Soft pretzel sales to the food service market increased $925,000, or 1%, to $99,784,000 for the year. Sales of bakery products excluding Hom/Ade and DADDY RAY’S, increased $19,768,000, or 14%, for the year. Hom/Ade and DADDY RAY sales were $30,380,000 and $26,596,000, respectively, for the year. Churro sales were up 15% for the year with $25,286,000 of sales in 2008. Frozen juice bar and ices sales increased $3,635,000 or 8% to $51,206,000 for the year. Without WHOLE FRUIT and FRUIT-A-FREEZE, sales increased 5% for the year. Sales of our funnel cake products were down $835,000, or 12%, as sales declined to one customer. The changes in sales throughout the Food Service segment were from a combination of volume changes and price increases.

Retail Supermarkets

Sales of products to retail supermarkets increased $4,981,000 or 10% to $57,112,000 in fiscal 2008. Total soft pretzel sales to retail supermarkets were $27,559,000, an increase of 11% from fiscal 2007 virtually all due to pricing. Sales of frozen juice bars and ices increased 8% to $31,742,000 in 2008 due to increased volume of WHOLE FRUIT and FRUIT-A-FREEZE and reduced allowances on our other products. Coupon costs, a reduction of sales, were essentially unchanged for the year.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 41% primarily due to closings or licensings of stores in the past year. At September 27, 2008, we had 5 stores open. Sales of stores open for both years were down 4% for the year.

Frozen Beverages

Frozen beverage and related product sales increased $12,178,000 or 8% to $170,418,000 in fiscal 2008. Beverage sales alone were up 6% for the year with approximately 2/3 of the increase resulting from a change in distribution to one customer and the balance resulting from pricing. Gallon sales were down 4% for the year in our base ICEE business. Service revenue increased $7,554,000, or 24%, to $38,803,000 for the year as we continue to grow this part of our business. Frozen carbonated machine sales decreased $1,680,000 to $14,793,000 for the year.

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

Gross profit as a percent of sales decreased 3.09 percentage points in 2008 from 2007 to 30%.

We were impacted by higher unit commodity costs of over $30,000,000 for the year. This compares to an increase of less than $10,000,000 in 2007 compared to 2006. We expect to be impacted by higher commodity costs going forward, at least over the short term; however, we do expect the magnitude of the year over year increases to continue the decline which began in our fourth quarter. Reduced trade spending of about $2,700,000 in our retail supermarket segment benefitted gross profit and contributed to the improved operating income in the Retail Supermarkets segment. Pricing and lower liability insurance costs of approximately $1,900,000 also helped to partially offset some of the commodity costs’ increase.

Total operating expenses increased $5,624,000 to $143,571,000 in fiscal 2008 but as a percentage of sales decreased 1.44 percentage points to 23% of sales in 2008. Other general income of $375,000 this year primarily consists of gains on the disposition of assets and insurance gains in our Food Service and Frozen Beverages segments offset by store closing costs in our Restaurant Group segment of $102,000. Last year, other general income consisted of primarily $495,000 and $321,000 insurance gains in the Frozen Beverages and The Restaurant Group segments, respectively and a royalty settlement of $569,000 in the Food Service segment reduced by other general expense items. Marketing expenses decreased 1.26 percentage points to 11% of sales. Controlled spending in our Food Service and Retail Supermarket segments accounted for the decline with lower advertising expense of approximately $2,000,000 accounting for about 25% of the percentage point decline. Distribution expenses decreased .24 of a percentage point to 8% of sales even though our fuel costs were approximately $2 million higher in our Frozen Beverages segment and administrative expenses were about 3-1/2% of sales in both years.

Operating income decreased $5,244,000, or 11%, to $43,336,000 in fiscal 2008 as a result of the aforementioned items.

Investment income decreased by $55,000 to $2,665,000 primarily due to lower investment returns in the fourth quarter.

The effective income tax rate increased to 39% in fiscal year 2008 from 37% in fiscal 2007. Last year included the benefit of the resolution of state and foreign tax matters. This year had a lower benefit from stock based compensation as well as additional expense resulting from changes in state tax requirements.

Net earnings decreased $4,204,000, or 13%, in fiscal 2008 to $27,908,000, or $1.47 per diluted share as a result of the aforementioned items.

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

Food Service

Sales to food service customers increased $35,597,000, or 11%, to $355,764,000 in fiscal 2007. Excluding the benefit of Hom/Ade sales of $22,409,000, DADDY RAY’S sales of $15,468,000, and WHOLE FRUIT and FRUIT-A-FREEZE sales of $1,781,000, sales increased approximately 1%. Soft pretzel sales to the food service market decreased $722,000, or 1%, to $98,859,000 for the year. Sales of bakery products excluding Hom/Ade and DADDY RAY’S, increased $3,648,000, or 3%, for the year. Churro sales were essentially unchanged for the year with $22,069,000 of sales in 2007. Frozen juice bar and ices sales increased $3,235,000 or 7% to $47,571,000 for the year. Without WHOLE FRUIT and FRUIT-A-FREEZE, sales increased 3% for the year with sales to school food service customers accounting for most of the increase. Sales of our funnel cake products were down $1,198,000, or 15%, as sales declined to one customer. The changes in sales throughout the Food Service segment were from a combination of volume changes and price increases.

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

Investment income decreased by $417,000 to $2,720,000 primarily due to lower investable balances of cash and marketable securities.

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

LIQUIDITY AND CAPITAL RESOURCES

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, is sufficient to fund future growth and expansion. See Note C to these financial statements for a discussion of auction market preferred stock which previously we had considered to be a source of liquidity.

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $3,000 in accumulated other comprehensive loss in 2008 and an increase of $42,000 in 2007 and an increase of $46,000 in 2006. In 2008, sales of the two subsidiaries were $11,078,000 as compared to $9,785,000 in 2007 and $7,889,000 in 2006.

In our 2008 fiscal year, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. In fiscal years 2007 and 2006, we did not repurchase or retire any of our Company stock.

Subsequent to September 27, 2008 and prior to the filing of this Form 10-K, we purchased and retired 400,000 shares of our comon stock at a purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director of the Company.

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 27, 2008 and September 29, 2007. The significant financial covenants are:

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

We were in compliance with the financial covenants described above at September 27, 2008.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2008 and 2007 was $1,600,000 and $1,900,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 27, 2008 and September 29, 2007, we had outstanding letters of credit totaling $9,475,000 and $9,595,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, including current maturities	$—	$—	$—	$—	$—
Capitalized lease obligations	474	93	194	187	—
Purchase commitments	44,316	44,316	—	—	—
Operating leases	37,872	9,716	14,126	6,568	7,462
Total	$82,662	$54,125	$14,320	$6,755	$7,462

The amounts shown above exclude uncertain tax benefits of $1,735,000 as determined under FIN 48 as we cannot predict if or when such amounts, if any, will be paid or be payable to the taxing authorities.

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2008 Compared to Fiscal 2007

Cash and cash equivalents, marketable securities held to maturity and auction market preferred stock increased $24,916,000, or 44%, to $81,935,000 from a year ago primarily because net cash provided by operating activities of $54,897,000 was more than cash used for purchases of property, plant and equipment by $32,116,000, which was partially offset by cash used in financing activities of $7,600,000.

Trade receivables increased $4,404,000, or 8%, to $61,176,000 in 2008 due primarily to higher net sales. Inventories increased $2,496,000 or 5% to $49,095,000 in 2008 due primarily to higher unit costs of inventories.

Net property, plant and equipment was essentially unchanged at $93,064,000 because purchases of fixed assets were essentially offset by depreciation of fixed assets.

Other intangible assets, less accumulated amortization decreased $4,700,000 to $53,633,000 due completely to amortization.

Goodwill was unchanged at $60,314,000 from September 29, 2007 to September 27, 2008.

Accounts payable and accrued liabilities increased $550,000, or 1% from 2007 to 2008 primarily because of higher costs of raw materials and packaging.

Deferred income tax liabilities increased by $3,876,000 to $23,056,000 which related primarily to amortization of goodwill and other intangible assets and depreciation of property, plant and equipment.

Other long-term liabilities at September 27, 2008 include $1,735,000 of gross unrecognized tax benefits.

Common stock increased $1,135,000 to $48,415,000 in 2008 because increases from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees and share-based compensation expense exceeded the repurchase of common stock of $3,539,000 by $1,135,000.

Net cash provided by operating activities decreased $2,946,000 to $54,897,000 in 2008 primarily because of the decrease to net earnings of $4,204,000.

Net cash used in investing activities decreased $38,980,000 to $18,854,000 in 2008 from $57,834,000 in 2007 primarily because we did not make any acquisitions in 2008.

Net cash used in financing activities of $7,600,000 in 2008 compared to net cash used by financing activities of $1,769,000 in 2007. The increase was caused by $3,539,000 of payments to repurchase common stock along with a decrease in proceeds from the issuance of common stock upon the exercise of stock options.

In 2008, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets and purchases of property, plant and equipment. Additionally, in 2008, due to the failure of the auction market, we reclassified a portion of our investment securities to long-term assets (see Note C to these financial statements). Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the repurchase of common stock, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 27, 2008, we may borrow in the future depending on our needs.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 27, 2008, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 27, 2008, the Company had no long-term debt obligations.

Purchasing Risk

The Company’s most significant raw material requirements include flour, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. Futures contracts are not used in combination with forward purchasing of these raw materials. The Company’s procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 27, 2008 because it does not believe its foreign exchange exposure is significant.

Item 8. Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting, as of September 27, 2008. Based on that evaluation, our chief executive officer and chief  financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 27, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 27, 2008, our internal control over financial reporting is effective. Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. That report appears in this Annual Report on Form 10-K on page F-2.

Item 9B. Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 12, 2009 (“2008 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2008 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 12, 2009, is incorporated herein by reference.

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

Item 11. Executive Compensation

Information concerning executive compensation appearing in the Company’s 2008 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 12, 2009 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	67	Chairman of the Board, President, Chief Executive Officer and Director

Dennis G. Moore	53	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Robert M. Radano	59	Senior Vice President, Sales and Chief Operating Officer

Dan Fachner	48	President of The ICEE Company Subsidiary

Vincent Melchiorre	48	Executive Vice President and Chief Marketing Officer

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

The following table details information regarding the Company’s existing equity compensation plans as of September 27, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,027,000	$21.84	1,311,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,027,000	$21.84	1,311,000

Item 13. Certain Relationships And Related Transactions, and Director Independence

None to report.

Item 14. Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2009 Proxy Statement is incorporated herein by reference.

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

10.4*	J & J Snack Foods Corp. Directors’ and Consultants’ Deferred Compensation Plan adopted November 21, 2005. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)

10.6
Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company’s manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference from the Company’s Form 10-K dated December 17, 1991.)

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

*Compensatory Plan.
**Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

December 8, 2008	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 8, 2008		/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

December 8, 2008		/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)

December 8, 2008		/s/ Sidney R. Brown
Sidney R. Brown, Director

December 8, 2008		/s/ Peter G. Stanley
Peter G. Stanley, Director

December 8, 2008		/s/ Leonard M. Lodish
Leonard M. Lodish, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and Subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended September 27, 2008 (52 weeks, 52 weeks, and 53 weeks, respectively). Our audits of the basic financial statements included the financial statement schedule, Valuation and Qualifying Accounts, listed in the index to the consolidated financial statements. We have also audited J&J Snack Foods Corp and Subsidiaries’ internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J&J Snack Foods Corp. and Subsidiaries’ management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J&J Snack Foods Corp. and Subsidiaries as of September 27, 2008 and September 29, 2007, and the consolidated results of their operations and their consolidated cash flows for each of the fiscal years in the three-year period ended September 27, 2008 (52 weeks, 52 weeks and 53 weeks) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, J&J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

As discussed in Note A to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, in 2008.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
November 26, 2008

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 27,	September 29,
	2008	2007
	(in thousands, except share amounts)

Assets
Current Assets
Cash and cash equivalents	$44,265	$15,819
Marketable securities held to maturity	2,470	—
Auction market preferred stock	14,000	41,200
Receivables
Trade, less allowances of $926 and $1,052, respectively	61,176	56,772
Other	677	424
Inventories	49,095	46,599
Prepaid expenses and other	1,962	1,425
Deferred income taxes	3,555	3,125
Total current assets	177,200	165,364

Property, Plant and Equipment, at cost	364,164	352,829
Less accumulated depreciation and amortization	271,100	259,607
	93,064	93,222

Other Assets
Goodwill	60,314	60,314
Other intangible assets, net	53,633	58,333
Auction market preferred stock	21,200	—
Other	2,997	3,055
	138,144	121,702
	$408,408	$380,288

Liabilities and Stockholders’ Equity
Current Liabilities
Current obligations under capital leases	$93	$91
Accounts payable	48,580	45,278
Accrued liabilities	5,557	8,309
Accrued compensation expense	10,232	9,335
Dividends payable	1,732	1,588
Total current liabilities	66,194	64,601

Long-term obligations under capital leases	381	474
Deferred income taxes	23,056	19,180
Other long-term liabilities	1,999	451

Stockholders’ Equity
Preferred stock, $1 par value; authorized,
10,000,000 shares; none issued	—	—
Common stock, no par value; authorized, 50,000,000 shares;
issued and outstanding 18,748,000 and 18,702,000 respectively	48,415	47,280
Accumulated other comprehensive loss	(2,003)	(2,006)
Retained earnings	270,366	250,308
	316,778	295,582
	$408,408	$380,288

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal year ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(52 weeks)	(52 weeks)	(53 weeks)
Net Sales	$629,359	$568,901	$514,831
Cost of goods sold(1)	442,452	382,374	342,412
Gross profit	186,907	186,527	172,419

Operating expenses
Marketing(2)	69,792	70,248	61,601
Distribution(3)	52,609	48,945	45,331
Administrative(4)	21,545	20,142	19,306
Impairment charge	—	—	1,193
Other general income	(375)	(1,388)	(76)
	143,571	137,947	127,355
Operating income	43,336	48,580	45,064

Other income (expenses)
Investment income	2,665	2,720	3,137
Interest expense and other	(116)	(142)	(129)
	2,549	2,578	3,008
Earnings before income taxes	45,885	51,158	48,072

Income taxes	17,977	19,046	18,622

NET EARNINGS	$27,908	$32,112	$29,450

Earnings per diluted share	$1.47	$1.69	$1.57

Weighted average number of diluted shares	19,008	19,005	18,807

Earnings per basic share	$1.49	$1.72	$1.60

Weighted average number of basic shares	18,770	18,635	18,421

(1)	Includes share-based compensation expense of $229 for the year ended September 27, 2008, $227 for the year ended September 29, 2007 and $297 for the year ended September 30, 2006.
(2)	Includes share-based compensation expense of $799 for the year ended September 27, 2008, $716 for the year ended September 29, 2007 and $576 for the year ended September 30, 2006.
(3)	Includes share-based compensation expense of $23 for the year ended September 27, 2008, $50 for the year ended September 29, 2007 and $26 for the year ended September 30, 2006.
(4)	Includes share-based compensation expense of $800 for the year ended September 27, 2008, $747 for the year ended September 29, 2007 and $687 for the year ended September 30, 2006.

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

			Accumulated Other
	Common Stock		Comprehensive	Retained		Comprehensive
	Shares	Amount	Loss	Earnings	Total	Income
Balance at September 25, 2005	18,272	$36,593	$(1,918)	$200,589	$235,264
Issuance of common stock upon exercise of stock options	164	2,253	—	—	2,253
Issuance of common stock for employee stock purchase plan	23	556	—	—	556
Foreign currency translation adjustment	—	—	(46)	—	(46)	$(46)
Issuance of common stock under deferred stock plan	9	392	—	—	392
Dividends declared	—	—	—	(5,517)	(5,517)
Share-based compensation	—	1,304	—	—	1,304
Net earnings	—	—	—	29,450	29,450	29,450
Comprehensive income	—	—	—	—	—	$29,404
Balance at September 30, 2006	18,468	$41,098	$(1,964)	$224,522	$263,656
Issuance of common stock upon exercise of stock options	211	3,669	—	—	3,669
Issuance of common stock for employee stock purchase plan	23	700	—	—	700
Foreign currency translation adjustment	—	—	(42)	—	(42)	$(42)
Issuance of common stock under deferred stock plan	—	275	—	—	275
Dividends declared	—	—	—	(6,326)	(6,326)
Share-based compensation	—	1,538	—	—	1,538
Net earnings	—	—	—	32,112	32,112	32,112
Comprehensive income	—	—	—	—	—	$32,070
Balance at September 29, 2007	18,702	$47,280	$(2,006)	$250,308	$295,582
Cumulative effective of change in accounting for income taxes	—	—	—	(925)	(925)
Issuance of common stock upon exercise of stock options	150	2,029	—	—	2,029
Issuance of common stock for employee stock purchase plan	31	782	—	—	782
Foreign currency translation adjustment	—	—	3	—	3	$3
Issuance of common stock under deferred stock plan	—	388	—	—	388
Dividends declared	—	—	—	(6,925)	(6,925)
Share-based compensation	—	1,475	—	—	1,475
Repurchase of common stock	(135)	(3,539)	—	—	(3,539)
Net earnings	—	—	—	27,908	27,908	27,908
Comprehensive income	—	—	—	—	—	$27,911
Balance at September 27, 2008	18,748	$48,415	$(2,003)	$270,366	$316,778

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(52 weeks)	(52 weeks)	(53 weeks)
Operating activities:
Net earnings	$27,908	$32,112	$29,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	22,181	22,451	22,848
Amortization of intangibles and deferred costs	5,289	4,557	1,760
(Gains) losses from disposals and impairment of property & equipment	(174)	(49)	1,062
Other	—	(150)	—
Share-based compensation	1,851	1,740	1,586
Deferred income taxes	3,446	557	(96)
Changes in assets and liabilities, net of effects from purchase of companies:
Increase in accounts receivable	(4,701)	(569)	(4,223)
Increase in inventories	(2,448)	(5,722)	(2,160)
Increase in prepaid expenses and other	(537)	(65)	(167)
Increase in accounts payable and accrued liabilities	2,082	2,981	4,905
Net cash provided by operating activities	54,897	57,843	54,965

Investing activities:
Purchases of property, plant and equipment	(22,781)	(22,765)	(19,739)
Payments for purchases of companies, net of cash acquired	—	(52,747)	(26,264)
Purchase of marketable securities	(12,970)	(60,875)	(40,825)
Proceeds from sales of marketable securities	6,500	78,882	36,050
Proceeds from redemption of auction market preferred stock	10,000	—	—
Proceeds from disposal of property and equipment	932	592	1,046
Other	(535)	(921)	(897)
Net cash used in investing activities	(18,854)	(57,834)	(50,629)

Financing activities:
Payments to repurchase common stock	(3,539)	—	—
Proceeds from issuance of common stock	2,811	4,369	2,809
Payments of cash dividend	(6,781)	(6,123)	(5,273)
Payments on capitalized lease obligations	(91)	(15)	—
Net cash used in financing activities	(7,600)	(1,769)	(2,464)
Effect of exchange rate on cash and cash equivalents	3	(42)	(46)
Net increase (decrease) in cash and cash equivalents	28,446	(1,802)	1,826
Cash and cash equivalents at beginning of year	15,819	17,621	15,795
Cash and cash equivalents at end of year	$44,265	$15,819	$17,621

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

We follow EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $52,609,000, $48,945,000 and $45,331,000 for the fiscal years ended 2008, 2007 and 2006, respectively.

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

We also sell service contracts covering frozen beverage machines sold. The terms of coverage range between 1 and 60 months. We record deferred income on service contracts which is amortized by the straight-line method over the term of the contracts.

During the years ended September 27, 2008, September 29, 2007 and September 30, 2006, we sold $11,881,000, $9,000,000 and $6,000,000, respectively, of service contracts related to our frozen beverage machines. At September 27, 2008 and September 29, 2007, deferred income on service contracts was $1,130,000 and $1,160,000, respectively, of which $144,000 and $126,000 is included in other long-term liabilities as of September 27, 2008 and September 29, 2007, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Service contract income of $11,911,000, $9,612,000 and $5,883,000 was recognized for the fiscal years ended 2008, 2007 and 2006, respectively.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

6. Concentrations of Credit Risk and Accounts Receivable

We maintain cash balances at financial institutions located in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. We customarily maintain cash balances in excess of these insurance limits.

Other financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have 2 to 3 customers with accounts receivable balances of between $1,500,000 to $6,000,000.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 42% and 45% of our sales during fiscal years 2008, 2007 and 2006, respectively, with our largest customer accounting for 9% of our sales in 2008 and 8% in 2007 and 2006. Three of the ten customers are food distributors who sell our product to many end users.

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

●	abnormal amounts of idle facilities, freight, handling costs, and spoilage should be recognized as charges of the current period

●	allocation of fixed production overheads to inventories should be based on the normal capacity of the production facilities.

Statement 151 defines normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. The Board concluded that normal capacity refers to a range of production levels that will vary based on

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used. At September 27, 2008 and September 29, 2007, our reserve for inventory was $3,817,000 and $2,864,000, respectively.

8. Investment Securities

We account for our investment securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS No. 115). This standard requires investments in securities to be classified in one of three categories: held to maturity, trading, or available for sale; however, we have classified our auction market preferred stock separately on our balance sheet because of the failure of the auction market beginning in February 2008. The balance of our investment portfolio consists solely of investments classified as held to maturity and is accounted for as such in accordance with SFAS No. 115. See Note C for further information on our holdings of auction market preferred stock.

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

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) and SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142). We review our equipment and buildings to ensure that they provide economic benefit. We recorded an impairment charge of $1,193,000 in 2006 in the food service segment for the writedown of robotic packaging equipment based on a determination made during the year that we would not be able to make the equipment work as intended. We use market value tests and discounted cash flow models to test goodwill and other intangible assets for impairment. These assets are reviewed for impairment annually or more frequently as a triggering event, such as the loss of a major customer, might occur.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We adopted FIN 48 on September 30, 2007, the first day of the 2008 fiscal year, and, as a result, recognized a $925,000 decrease to opening retained earnings from the cumulative effect of adoption. As of September 27, 2008, the total amount of gross unrecognized tax benefits is $1,735,000, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of September 27, 2008, the Company had $588,000 of accrued interest and penalties. During the year ended September 27, 2008, we recognized $6,000 of penalties and interest. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at September 30, 2007	$1,925
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	190
Reductions for tax positions of prior years	(338)
Settlements	(42)
Balance at September 27, 2008	$1,735

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

Our calculation of EPS is as follows (all share amounts reflect the 2-for-1 stock split effective January 5, 2006):

	Fiscal Year Ended September 27, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$27,908	18,770	$1.49

Effect of Dilutive Securities
Options	—	238	(.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$27,908	19,008	$1.47

273,471 anti-dilutive shares have been excluded in the computation of 2008 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At September 27, 2008, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal Year Ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(in thousands, except per share amounts)
Stock Options	$1,019	$833	$823
Stock purchase plan	137	146	165
Deferred stock issued to outside directors	138	138	173
Restricted stock issued to an employee	100	31	—
	$1,394	$1,148	$1,161
Per diluted share	$.07	$.06	$.06
The above compensation is net of tax benefits	$457	$592	$425

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At September 27, 2008, the Company has unrecognized compensation expense of approximately $1.6 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2008, 2007 and 2006: expected volatility of 25.2% for fiscal year 2008, 27.4% for year 2007 and 34.2% for year 2006; weighted average risk-free interest rates of 3.60%, 4.57% and 4.41%; dividend rate of 1.1%, .9% and 1% and expected lives ranging between 5 and 10 years for all years. Expected forfeiture rates of 15%, 15% and 18% were used for fiscal years 2008, 2007 and 2006, respectively.

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

14. Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $1,666,000, $4,084,000, and $1,589,000 for the fiscal years 2008, 2007 and 2006, respectively.

15. Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 27, 2008, we have approximately $44,000,000 of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16. Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $571,000, $529,000 and $558,000 for the fiscal years 2008, 2007 and 2006, respectively.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2007, The FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51.” Statement 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements,” by defining a new term—noncontrolling interests—to replace what were previously called minority interests.

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

In August 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP revises the factors that a company should consider to develop renewal or extension assumptions used in estimating the useful life of a recognized intangible asset. The new guidance will apply to all intangible assets acquired after the FSP’s effective date. The FSP also requires new disclosures for all intangible assets recognized as of, and subsequent to, the FSP’s effective date.

The underlying purpose of the FSP is to improve the consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of an intangible asset as determined under FASB Statement 142, “Goodwill and Other Intangible Assets.”

FSP FAS 142-3 is effective for our 2010 fiscal year. Early adoption is prohibited.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B — ACQUISITIONS (Continued)

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
$22,464

On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry. Hom/Ade is headquartered in Pensacola, Florida.

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

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets including a manufacturing facility located in Norwalk, California which sells primarily to the supermarket industry.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B — ACQUISITIONS (Continued)

Included in the purchase price for Hom/Ade is a pre-acquisition contingency which was settled in the first quarter of fiscal year 2008 for approximately $1.9 million.

The following pro forma information discloses net sales, net earnings and earnings per share for the three fiscal years ended September 27, 2008 including the sales and net earnings of Hom/Ade, Radar and Slush Puppie for all periods.

The impact of the other acquisitions made during the periods on net sales, net earnings and earnings per share was not significant.

	Pro Forma Fiscal year ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(52 weeks)	(52 weeks)	(53 weeks)
	(in thousands except per share information)
Net Sales	$629,359	$581,024	$566,297
Net Earnings	$27,908	$33,235	$33,819
Earnings per diluted share	$1.47	$1.75	$1.80
Earnings per basic share	$1.49	$1.78	$1.84

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the accompanying consolidated financial statements from their acquisition dates.

NOTE C — INVESTMENT SECURITIES

We have classified our investment securities as marketable securities held to maturity and auction market preferred stock (“AMPS”).

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 27, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Certificates of Deposit	$2,470	$—	$6	$2,464
	$2,470	$—	$6	$2,464

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our auction market preferred stock at September 27, 2008 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Auction Market Preferred Stock Equity Securities	$35,200	$—	$—	$35,200
	$35,200	$—	$—	$35,200

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C — INVESTMENT SECURITIES (Continued)

The amortized cost, unrealized gains and losses, and fair market values of our auction market preferred stock at September 29, 2007 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Auction Market Preferred Stock Equity Securities	$41,200	$—	$—	$41,200
	$41,200	$—	$—	$41,200

At September 27, 2008, we held $35.2 million of AMPS which are valued at par, our cost; $14.0 million are classified as current assets and $21.2 million are classified as long-term assets on our balance sheet. On September 27, 2007, we held $41.2 million of AMPS which were also valued at par but which were all classified as current assets.

The AMPS we own are senior equity securities of closed-end funds and have priority over the fund’s common shares as to distribution of assets and dividends, as described in each fund’s prospectus.

Under normal auction market conditions, dividends on the AMPS for each dividend period (generally 7 to 49 days) are set at a rate determined through an auction process that brings together bidders who seek to buy AMPS and holders of AMPS who seek to sell. Investors and potential investors typically had purchased the AMPS in an auction by submitting orders to a broker-dealer, typically, an investment bank. However, beginning in mid February 2008, the auction process has not been supported by broker-dealers and auctions have failed and continue to fail. In the case of a failed auction, the dividends continue to be paid at the applicable “failure” rate for each security until an auction can establish a market clearing rate. For most of the funds we own, the specified “failure” rate is the current applicable LIBOR rate plus 125 basis points or 125% of the rate, whichever is greater. Other of the funds we own have different formulas which produce comparable dividend rates.

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

Presently, we are unable to sell the AMPS and we do not believe the auction process for AMPS will be reestablished in the near term, if ever. However, on August 21, 2008, Merrill Lynch announced a plan to purchase, at par, AMPS held by J & J and other of its clients. Under this plan, we can sell our AMPS to Merrill Lynch at anytime between January 2, 2009 and January 15, 2010. Additionally, issuers of many of the closed-end funds who have issued AMPS have made public announcements of their intent to work toward redeeming the securities and a portion of the type of security we own have been redeemed by the issuers since the auction process failed. Considering this, the Merrill Lynch plan, and that the AMPS are collateralized and continue to pay dividends, we have not recorded an impairment.

We will continue to assess the need to record an impairment on a quarterly basis.

Redemption of our AMPS subsequent to the failure of the auction process was $10,000,000, our carrying value, in the year ended September 27, 2008. Subsequent to September 27, 2008 and prior to the filing of this Form 10-K, approximately $14,000,000 of our AMPS have been redeemed at our carrying value and are therefore classified as current assets on our September 27, 2008 balance sheet.

Proceeds from the sale and redemption of AMPS were $16,500,000 and $78,882,000 in the periods ended September 27, 2008, and September 29, 2007, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D — INVENTORIES

Inventories consist of the following:

	September 27,	September 29,
	2008	2007
	(in thousands)
Finished goods	$23,512	$23,207
Raw materials	7,658	6,703
Packaging materials	5,405	4,833
Equipment parts and other	12,520	11,856
	$49,095	$46,599

Inventory is presented net of an allowance for obsolescence of $3,817,000 and $2,864,000 as of fiscal year ends 2008 and 2007, respectively.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 27,	September 29,	Estimated
	2008	2007	Useful Lives
	(in thousands)
Land	$1,416	$1,316	—
Buildings	8,672	7,751	15-39.5 years
Plant machinery and equipment	124,591	117,468	5-20 years
Marketing equipment	195,878	191,778	5-7 years
Transportation equipment	2,878	2,810	5 years
Office equipment	10,820	10,020	3-5 years
Improvements	17,694	17,556	5-20 years
Construction in progress	2,215	4,130	—
	$364,164	$352,829

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F — GOODWILL AND INTANGIBLE ASSETS

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarket, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 27, 2008		September 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Food Service
Indefinite lived intangible assets
Trade Names	$8,180	$—	$8,180	$—

Amortized intangible assets
Non compete agreements	435	215	435	133
Customer relationships	33,287	8,087	33,287	4,472
Licenses and rights	3,606	1,835	3,606	1,609
	$45,508	$10,137	$45,508	$6,214
Retail Supermarket
Indefinite lived intangible assets
Trade Names	$2,731	$—	$2,731	$—

The Restaurant Group

Amortized intangible assets
Licenses and rights	$—	$—	$—	$—

Frozen Beverages
Indefinite lived intangible assets
Trade Names	$9,315	$—	$9,315	$—

Amortized intangible assets
Non compete agreements	148	99	148	56
Customer relationships	6,478	1,548	6,478	884
Licenses and rights	1,601	364	1,601	294
	$17,542	$2,011	$17,542	$1,234

The gross carrying amount of intangible assets is determined by applying a discounted cash flow model to the future sales and earnings associated with each intangible asset or is set by contract cost. The amortization period used for definite lived intangible assets is set by contract period or by the period over which the bulk of the discounted cash flow is expected to be generated. We currently believe that we will receive the benefit from the use of the trade names classified as indefinite lived intangible assets indefinitely and they are therefore not amortized.

Licenses and rights are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. In January 2006, intangible assets of $1,746,000 were acquired in the ICEE of Hawaii acquisition and a product license agreement for $100,000 was entered into by the food service segment. In May 2006, intangible assets of $15,188,000 were acquired in the SLUSH PUPPIE acquisition.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F — GOODWILL AND INTANGIBLE ASSETS (Continued)

In January 2007, intangible assets of $23,771,000 and $12,799,000 were acquired in the Hom/Ade Foods and DADDY RAY’S acquisitions, respectively. In April 2007, intangible assets of $2,731,000 were acquired in the WHOLE FRUIT and FRUIT-A-FREEZE acquisitions and $413,000 was acquired in the Kansas ICEE acquisition in June 2007.

Aggregate amortization expense of intangible assets for the fiscal years 2008, 2007 and 2006 was $4,700,000, $3,974,000 and $1,408,000.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2009 and 2010, $4,100,000 in 2011, $3,800,000 in 2012 and $3,700,000 in 2013. The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food Service	Retail Supermarkets	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at September 27, 2008	$23,988	$—	$386	$35,940	$60,314
Balance at September 29, 2007	$23,988	$—	$386	$35,940	$60,314

Goodwill of $839,000 in the food service segment was acquired in an August 2006 acquisition. Goodwill of $500,000 in the frozen beverages segment was acquired in the January 2006 acquisition of ICEE of Hawaii. Goodwill of $2,987,000 in the frozen beverages segment was acquired in the May 2006 acquisition of the SLUSH PUPPIE branded business. Goodwill of $1,763,000 was acquired in the January 2007 acquisitions of Hom/Ade Foods and DADDY RAY’S and $603,000 was acquired in the June 2007 Kansas ICEE acquisition.

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets. Goodwill is not amortized but is evaluated annually by management for impairment. There were no impairment charges in 2008, 2007 or 2006.

NOTE G — LONG-TERM DEBT

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 27, 2008 and September 29, 2007, there were no outstanding balances under the facility.

NOTE H — OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 27,	September 29,
	2008	2007
	(in thousands)
Capital lease obligations, with interest at 2.6%, payable in monthly installments of $8,700, through August 2013	$474	$565
Less current portion	93	91
	$381	$474

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I — INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(in thousands)
Current
U.S. Federal	$11,417	$15,485	$15,982
Foreign	844	423	233
State	2,270	2,581	2,503
	14,531	18,489	18,718

Deferred
U.S. Federal	2,983	474	(82)
Foreign	(168)	—	—
State	631	83	(14)
	3,446	557	(96)
	$17,977	$19,046	$18,622

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(in thousands)
Income taxes at statutory rates	$16,059	$17,905	$16,825
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,918	1,819	1,663
Other, net	—	(678)	134
	$17,977	$19,046	$18,622

Deferred tax assets and liabilities consist of the following:

	September 27,	September 29,	September 30,
	2008	2007	2006
	(in thousands)
Deferred tax assets
Vacation accrual	$1,117	$975	$908
Insurance accrual	2,634	2,795	2,883
Deferred income	105	103	138
Allowances	1,865	1,573	1,326
Inventory capitalization	519	459	479
Share-based compensation	896	597	71
Other, net	104	177	371
	7,240	6,679	6,176

Deferred tax liabilities
Amortization of goodwill and other intangible assets	11,899	10,087	8,758
Depreciation of property and equipment	14,818	12,614	12,874
Other, net	24	33	42
	26,741	22,734	21,674
	$19,501	$16,055	$15,498

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J — COMMITMENTS

1. Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 27, 2008:

	Plants and Offices	Equipment	Total
	(in thousands)
2009	$5,216	$4,500	$9,716
2010	4,517	3,331	7,848
2011	3,590	2,688	6,278
2012	2,871	1,272	4,143
2013	2,375	50	2,425
2014 and thereafter	7,462	—	7,462
	$26,031	$11,841	$37,872

Total rent expense was $12,907,000, $13,803,000 and $13,418,000 for fiscal years 2008, 2007 and 2006, respectively.

2. Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $6,400,000 and $6,800,000 at September 27, 2008 and September 29, 2007, respectively In connection with the self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 27, 2008 and September 29, 2007, we had outstanding letters of credit totaling $9,475,000 and $9,595,000, respectively.

NOTE K — CAPITAL STOCK

In our 2008 fiscal year ended September 27, 2008, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. The Company did not repurchase any of its common stock in fiscal years 2007 and 2006.

Subsequent to September 27, 2008 and prior to the filing of this Form 10-K, we purchased and retired 400,000 shares of our comon stock at a purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director of the Company.

NOTE L — STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 1,400,000 shares reserved under the Plan; options for 667,000 shares remain unissued as of September 27, 2008. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2008, 2007 and 2006 employees purchased 31,366, 23,140 and 23,205 shares at average purchase prices of $24.93, $30.22 and $23.95, respectively. ESPP expense of $137,000, $146,000 and $165,000 was recognized for fiscal years 2008, 2007 and 2006, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L — STOCK OPTIONS (Continued)

A summary of the status of our stock option plans as of fiscal years 2008, 2007 and 2006 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
	Stock Options Outstanding	Weighted- Average Exercise Price	Stock Options Outstanding	Weighted- Average Exercise Price
Balance, September 25, 2005	749,488	15.28	520,354	11.04
Granted	135,671	29.73	40,000	30.44
Exercised	(111,224)	13.75	(68,000)	6.13
Cancelled	(44,000)	19.70	—

Balance, September 30, 2006	729,935	17.93	492,354	13.30
Granted	114,700	41.45	35,000	36.49
Exercised	(151,130)	17.45	(68,000)	6.19
Cancelled	(20,100)	23.70	—

Balance, September 29, 2007	673,405	21.87	459,354	16.12
Granted	96,345	33.22	20,000	34.17
Exercised	(111,768)	16.57	(77,000)	9.66
Cancelled	(44,150)	26.36	(5,000)	38.54

Balance, September 27, 2008	613,832	$24.29	397,354	$18.00
Exercisable Options, September 27, 2008	303,366		307,354

The weighted-average fair value of incentive options granted during fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $7.99, $11.98 and $9.48, respectively. The weighted-average fair value of nonqualified stock options granted during the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $15.21, $14.29 and $14.79, respectively. The total instrinsic value of stock options exercised was $3.2 million, $5.4 million and $3.8 million in fiscal years 2008, 2007 and 2006, respectively.

The following table summarizes information about incentive stock options outstanding at September 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 27, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 27, 2008	Weighted- Average Exercise Price
$6.38 – $7.94	69,000	2.0 years	$6.51	69,000	$6.51
$10.60 – $10.60	112,632	2.8 years	$10.60	112,632	$10.60
$19.39 – $27.45	122,234	1.0 years	$20.68	121,734	$20.65
$29.28 – $41.60	309,966	3.2 years	$34.65	—	$—
	613,832			303,366

The following table summarizes information about nonqualified stock options outstanding at September 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 27, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 27, 2008	Weighted- Average Exercise Price
$7.97 – $10.88	195,000	1.6 years	$9.71	195,000	$9.71
$19.77 – $27.42	112,354	3.4 years	$20.22	112,354	$20.22
$29.78 – $38.81	90,000	8.0 years	$33.17	—	$—
	397,354			307,354

NOTE M — 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,411,000, $1,333,000 and $1,219,000 were made in fiscal years 2008, 2007 and 2006, respectively.

NOTE N — CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal year ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(in thousands)
Cash paid for:
Interest	$21	$6	$4
Income taxes	13,896	17,753	17,465

Non cash items:
Capital leases	$—	$580	$—

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O — SEGMENT REPORTING (Continued)

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

	Fiscal year ended
	September 27,	September 29,	September 30,
	2008	2007	2006
	(in thousands)
Sales to external customers:
Food Service	$400,194	$355,764	$320,167
Retail Supermarket	57,112	52,131	46,948
The Restaurant Group	1,635	2,766	3,897
Frozen Beverages	170,418	158,240	143,819
	$629,359	$568,901	$514,831

Depreciation and Amortization:
Food Service	$16,655	$16,176	$13,992
Retail Supermarket	—	—	—
The Restaurant Group	54	60	102
Frozen Beverages	10,761	10,772	10,514
	$27,470	$27,008	$24,608

Operating Income (Loss):
Food Service	$24,784	$33,417	$32,083
Retail Supermarket	4,665	(2)	1,945
The Restaurant Group	(140)	31	(253)
Frozen Beverages	14,027	15,134	11,289
	$43,336	$48,580	$45,064

Capital Expenditures:
Food Service	$11,898	$12,755	$11,111
Retail Supermarket	—	—	—
The Restaurant Group	—	102	3
Frozen Beverages	10,883	9,908	8,625
	$22,781	$22,765	$19,739

Assets:
Food Service	$277,481	$252,843	$218,834
Retail Supermarket	—	—	—
The Restaurant Group	629	690	838
Frozen Beverages	130,298	126,755	121,136
	$408,408	$380,288	$340,808

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 27, 2008
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)
1st Quarter	$130,898	$35,387	$1,897	$.10
2nd Quarter	144,229	40,400	3,998	.21
3rd Quarter	176,839	55,752	10,820	.57
4th Quarter	177,393	55,368	11,193	.59
Total	$629,359	$186,907	$27,908	$1.47

	Fiscal Year Ended September 29, 2007
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)
1st Quarter	$114,142	$35,248	$3,805	$.20
2nd Quarter	130,040	42,407	5,333	.28
3rd Quarter	162,510	55,658	12,497	.66
4th Quarter	162,209	53,214	10,477	.55
Total	$568,901	$186,527	$32,112	$1.69

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

(1) Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

NOTE Q — SUBSEQUENT EVENT

Subsequent to September 27, 2008 and prior to the filing of this Form 10-K, we purchased and retired 400,000 shares of our common stock at a purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director of the Company.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to Expense	Closing Deductions		Balance
2008	Allowance for doubtful accounts	$1,052,000	$502,000	$628,000	(1)	$926,000
2007	Allowance for doubtful accounts	$963,000	$189,000	$100,000	(1)	$1,052,000
2006	Allowance for doubtful accounts	$1,054,000	$300,000	$391,000	(1)	$963,000
2008	Inventory Reserve	$2,864,000	$3,149,000	$2,196,000	(2)	$3,817,000
2007	Inventory Reserve	$2,330,000	$1,911,000	$1,377,000	(2)	$2,864,000
2006	Inventory Reserve	$1,922,000	$1,679,000	$1,271,000	(2)	$2,330,000

(1) Write-off of uncollectible accounts receivable.
(2) Disposals of obsolete inventory.

S-1

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

Dan Fachner
President

Kent Galloway
Vice President and Chief Financial Officer

Scott Carter
Vice President, Operations

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O' Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Mark Winterhalter
Vice President/General Manager
Eastern Zone

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzàlez
Vice President/General Manager

COUNTRY HOME BAKERS, INC.

Vincent A. Melchiorre
President

Mike Harvison
Vice President, General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Greg Lowery
President

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2008	HIGH	LOW
1st Quarter	$38.76	$29.01
2nd Quarter	31.85	23.38
3rd Quarter	29.97	26.74
4th Quarter	36.07	27.00
FISCAL 2007	HIGH	LOW
1st Quarter	$42.27	$30.76
2nd Quarter	43.51	37.41
3rd Quarter	41.95	37.16
4th Quarter	40.14	33.23

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, LLP
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for Thursday, February 12, 2009 at 10:00 AM at The Crowne Plaza, 2349 Marlton Pike West, Cherry Hill, NJ

FORM 10-K

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

---

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

J&J SNACK FOODS CORP.

SuperPretzel Soft Pretzels
ICEE
Minute Maid Juice Bars

The Funnel Cake Factory
LUIGI'S
Mrs. GoodCookie

SuperPretzel Pretzelfils filled soft pretzel sticks
Pretzel Fillers Stuffed soft pretzels
Arctic Blast

Camden Creek Bakery
Readi-Bake
Uptown Bakeries

Gourmet Twists topped soft pretzels
Cinnabon CinnaPretzel
Texas Twist

Bakers Best
Country Home Bakers
Tio Pepe's Churros

California Natural
Daddy Ray's
Slush Puppie

WholeFruit
Mary B's Biscuits
fruit a freeze

"Minute Maid" is a registered trademark of The Coca Cola Company. "Cinnabon" design and logo® and CinnaPretzel™ are registered trademarks of Cinnabon, Inc.

www.jjsnack.com