Form 10-Q
period 2008-12-27
J&J SNACK FOODS CORP
filed 2009-01-22
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 27, 2008

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

As of January 19, 2009, there were 18,342,024 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number

Part I. Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets - December 27, 2008 (unaudited) and September 27, 2008		3

Consolidated Statements of Earnings (unaudited)- Three Months Ended December 27, 2008 and December 29, 2007		5

Consolidated Statements of Cash Flows(unaudited)- Three Months Ended December 27, 2008 and December 29, 2007		6

Notes to the Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 27,	September 27,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,028	$44,265
Marketable securities held to maturity	13,195	2,470
Auction market preferred stock	19,900	14,000
Accounts receivable, net	49,693	61,853
Inventories, net	50,339	49,095
Prepaid expenses and other	2,328	1,962
Deferred income taxes	3,530	3,555
	176,013	177,200

Property, plant and equipment, at cost
Land	1,416	1,416
Buildings	8,672	8,672
Plant machinery and equipment	125,322	124,591
Marketing equipment	195,468	195,878
Transportation equipment	2,779	2,878
Office equipment	10,918	10,820
Improvements	17,705	17,694
Construction in progress	4,014	2,215
	366,294	364,164
Less accumulated depreciation and amortization	274,396	271,100
	91,898	93,064
Other assets
Goodwill	60,314	60,314
Other intangible assets, net	52,506	53,633
Marketable securities held to maturity	5,220	-
Auction market preferred stock	-	21,200
Other	2,580	2,997
	120,620	138,144
	$388,531	$408,408

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - Continued
(in thousands)

	December 27,	September 27,
	2008	2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current obligations under capital leases	$94	93
Accounts payable	41,496	48,580
Accrued liabilities	7,276	5,557
Accrued compensation expense	6,411	10,232
Dividends payable	1,786	1,732

	57,063	66,194

Long-term obligations under capital leases	357	381
Deferred income taxes	23,056	23,056
Other long-term liabilities	1,955	1,999
	25,368	25,436

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,322 and 18,748 shares, respectively	36,641	48,415
Accumulated other comprehensive loss	(3,440)	(2,003)
Retained earnings	272,899	270,366

	306,100	316,778
	$388,531	$408,408

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	December 27,	December 29,
	2008	2007

Net Sales	$141,142	$130,898

Cost of goods sold(1)	100,460	95,511

Gross profit	40,682	35,387

Operating expenses
Marketing(2)	16,440	15,893
Distribution(3)	11,774	12,116
Administrative(4)	5,613	5,063
Other general expense (income)	24	(21)
	33,851	33,051

Operating income	6,831	2,336

Other income (expenses)
Investment income	461	814
Interest expense and other	(29)	(35)

Earnings before income taxes	7,263	3,115

Income taxes	2,944	1,218

NET EARNINGS	$4,319	$1,897

Earnings per diluted share	$.23	$.10

Weighted average number of diluted shares	18,774	19,076

Earnings per basic share	$.23	$.10

Weighted average number of basic shares	18,616	18,769

(1)	Includes share-based compensation expense of $79 and $51 for the three months ended December 27, 2008 and December 29, 2007, respectively.
(2)	Includes share-based compensation expense of $261 and $183 for the three months ended December 27, 2008 and December 29, 2007, respectively.
(3)	Includes share-based compensation expense of $8 and $5 for the three months ended December 27, 2008 and December 29, 2007, respectively.
(4)	Includes share-based compensation expense of $255 and $185 for the three months ended December 27, 2008 and December 29, 2007, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	December 27,	December 29,
	2008	2007
Operating activities:
Net earnings	$4,319	$1,897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,495	5,420
Amortization of intangibles and deferred costs	1,276	1,340
Share-based compensation	603	424
Deferred income taxes	(8)	(75)
Other	(11)	3
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	11,968	12,649
Increase in inventories	(1,387)	(1,589)
Increase in prepaid expenses	(381)	(807)
Decrease in accounts payable and accrued liabilities	(8,921)	(8,503)
Net cash provided by operating activities	12,953	10,759
Investing activities:
Purchase of property, plant and equipment	(4,496)	(6,506)
Purchase of marketable securities	(16,135)	-
Proceeds from redemption and sales of marketable securities	190	-
Purchase of auction market preferred stock	-	(10,500)
Proceeds from redemption and sales of auction market preferred stock	15,300	4,000
Proceeds from disposal of property and equipment	71	88
Other	2	(47)
Net cash used in investing activities	(5,068)	(12,965)
Financing activities:
Payments to repurchase common stock	(12,510)	-
Proceeds from issuance of common stock	126	113
Payments on capitalized lease obligations	(23)	(23)
Payments of cash dividend	(1,732)	(1,588)
Net cash used in financing activities	(14,139)	(1,498)
Effect of exchange rate on cash and cash equivalents	(983)	51
Net decrease in cash and cash equivalents	(7,237)	(3,653)
Cash and cash equivalents at beginning of period	44,265	15,819
Cash and cash equivalents at end of period	$37,028	$12,166

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

The results of operations for the three months ended December 27, 2008 and December 29, 2007 are not necessarily indicative of results for the full year.    Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

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

Note 4	Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows:

	Three Months Ended December 27, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$4,319	18,616	$.23

Effect of Dilutive Securities
Options	-	158	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$4,319	18,774	$.23

261,595 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

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

At December 27, 2008, the Company has three stock-based employee compensation plans.  Share-based compensation was recognized as follows:

	Three months ended
	December 27,	December 29,
	2008	2007
	(in thousands, except per share amounts)

Stock Options	$306	$236
Stock purchase plan	144	39
Deferred stock issued to outside directors	35	35
Restricted stock issued to an employee	25	25
	$510	$335

Per diluted share	$.03	$.02

The above compensation is net of tax benefits	$93	$89

The Company anticipates that share-based compensation will not exceed $1,400,000, net of tax benefits, or approximately $.07 per share for the fiscal year ending September 26, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2009 and 2008: expected volatility of 23% and 25%; risk-free interest rates of 2.77% and 3.60%; dividend rate of 1.3% and 1.1% and expected lives ranging between 5 and 10 years.

During the 2009 and 2008 first quarters, the Company granted 3,000 and 95,845 stock options, respectively.  The weighted-average grant date fair value of these options was $6.40 and $7.99, respectively.

Expected volatility for both years is based on the historical volatility of the price of our common shares over the past 50 to 51 months for 5 year options and 10 years for 10 year options.  We use historical information to estimate expected life and forfeitures within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

We adopted FIN 48 on September 30, 2007, the first day of the 2008 fiscal year, and, as a result, recognized a $925,000 decrease to opening retained earnings from the cumulative effect of adoption. The total amount of gross unrecognized tax benefits is $1,720,000 and $1,735,000 on December 27, 2008 and September 27, 2008, respectively, all of which  would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of December 27, 2008 and September 27, 2008, respectively, the Company has $601,000 and $588,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157).  FAS 157 establishes a common definition for how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.  The statement is effective for our 2010 fiscal year.  We are currently evaluating the provisions of FAS 157 to determine its impact on our financial statements.

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159). The Fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for our 2009 fiscal year. We adopted FAS 159 on September 28, 2008.  The adoption has had no impact on the results of operations or the financial condition of the Company as we have not chosen to measure any assets or liabilities at fair value.

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

FSP FAS 142-3 is effective for our 2010 fiscal year.  Early adoption is prohibited.

Note 7    Inventories consist of the following:

	December 27,	September 27,
	2008	2008
	(unaudited)
	(in thousands)

Finished goods	$23,161	$23,512
Raw materials	8,965	7,658
Packaging materials	5,654	5,405
Equipment parts & other	12,559	12,520
	$50,339	$49,095

The above inventories are net of reserves	$3,688	$3,817

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

	Three Months Ended
	December 27,	December 29,
	2008	2007
	(unaudited)
	(in thousands)

Sales to external customers:
Food Service	$97,535	$89,409
Retail Supermarket	10,033	10,644
The Restaurant Group	433	587
Frozen Beverages	33,141	30,258
	$141,142	$130,898

Depreciation and Amortization:
Food Service	$4,064	$4,202
Retail Supermarket	-	-
The Restaurant Group	9	12
Frozen Beverages	2,698	2,546
	$6,771	$6,760

Operating Income(Loss):
Food Service	$7,281	$4,216
Retail Supermarket	1,101	223
The Restaurant Group	38	54
Frozen Beverages	(1,589)	(2,157)
	$6,831	$2,336

Capital Expenditures:
Food Service	$2,750	$3,167
Retail Supermarket	-	-
The Restaurant Group	-	-
Frozen Beverages	1,746	3,339
	$4,496	$6,506

Assets:
Food Service	$260,894	$245,392
Retail Supermarket	2,731	2,731
The Restaurant Group	652	848
Frozen Beverages	124,254	123,686
	$388,531	$372,657

Note 9
We follow SFAS No. 142 “Goodwill and Intangible Assets.”  SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we no longer amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of December 27, 2008 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180

Amortized intangible assets
Non compete agreements	435	232	203
Customer relationships	33,287	8,946	24,341
Licenses and rights	3,606	1,892	1,714
	$45,508	$11,070	$34,438

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731
THE RESTAURANT GROUP

Amortized intangible assets Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	148	109	39
Customer relationships	6,478	1,714	4,764
Licenses and rights	1,601	382	1,219
	$17,542	$2,205	$15,337

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.  There were no changes in the gross carrying amount of intangible assets for the three months ended December 27, 2008.  Aggregate amortization expense of intangible assets for the 3 months ended December 27, 2008 and December 29, 2007 was $1,127,000 and $1,192,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2009 and 2010, $4,100,000 in 2011, $3,800,000 in 2012 and $3,700,000 in 2013.  The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarket	Group	Beverages	Total
	(in thousands)
Balance at December 27, 2008	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended December 27, 2008.

Note 10	We have classified our investment securities as marketable securities held to maturity and auction market preferred stock (“AMPS”).

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at December 27, 2008 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

FDIC Backed Notes	$5,030	$101	$-	$5,131
Certificates of Deposit	13,385	64	$5	13,444
	18,415	$165	$5	$18,575

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our auction market preferred stock at December 27, 2008 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Auction Market Preferred Stock Equity Securities	$19,900	$-	$-	$19,900
	$19,900	$-	$-	$19,900

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 27, 2008 are summarized as follows:

Certificates of Deposit	$2,470	$-	$6	$2,464
	$2,470	$-	$6	$2,464

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

At December 27, 2008, we held $19.9 million of AMPS which are valued at par, our cost; and are classified as current assets on our balance sheet.  On September 27, 2008, we held $35.2 million of AMPS.

The AMPS we owned at December 27, 2008 are senior equity securities of closed-end funds and have priority over the fund’s common shares as to distribution of assets and dividends, as described in each fund’s prospectus.

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

The assets of closed-end funds, which are valued on a daily basis, serve as the collateral for issuance of the AMPS.  The AMPS must meet certain specified asset coverage tests, which include a requirement set forth under the Investment Company Act of 1940 that closed-end funds maintain asset coverage of at least 200% with respect to the AMPS and any other outstanding senior securities; i.e. closed-end funds must have at least $2 of collateral for every $1 of AMPS issued.  If the funds don’t meet the asset coverage tests, then the fund must redeem them.  All the $19.9 million of securities held by J & J at December 27, 2008 is AAA rated.  The collateral held by the funds are generally municipal securities or common and preferred stock of public corporations.

On August 21, 2008, Merrill Lynch announced a plan to purchase, at par, AMPS held by J & J and other of its clients.

Redemption of our AMPS subsequent to the failure of the auction process was $10,000,000, our carrying value, in the year ended September 27, 2008 and $15,300,000, also our carrying value, in the quarter ended December 27, 2008.  Subsequent to December 27, 2008 and prior to the filing of this Form 10-Q, $100,000 of our AMPS have been redeemed at our carrying value and $19,800,000 were sold to Merrill Lynch at our carrying value.  As of January 21, 2009, we no longer own any AMPS.

Proceeds from the sale and redemption of AMPS were $15,300,000 and $4,000,000 in the periods ended December 27, 2008, and December 29, 2007, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Proceeds from the sale and redemption of marketable securities were $190,000 in the three months ended December 27, 2008 and none in the prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash balances and cash expected to be provided by future operations and our investment securities are our primary sources of liquidity.  We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.  See Note 10 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.0975 per share of its common stock payable on January 7, 2009 to shareholders of record as of the close of business on December 15, 2008.

In the three months ended December 27, 2008, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 414,279 as the number of shares that may yet be purchased under the share buyback authorization.  We purchased and retired 135,124 shares at a cost of $3,539,000 in our fiscal year ended September 27, 2008.  Of the shares purchased and retired this quarter, 400,000 shares were purchased at the purchase price of  $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In the three months ended December 27, 2008 and December 29, 2007, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,437,000 in accumulated other comprehensive loss in the 2009 first quarter and a decrease of $51,000 in the 2008 first quarter.

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

Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 27, 2008.

Results of Operations

Net sales increased $10,244,000 or 8% to $141,142,000 for the three months ended December 27, 2008 compared to the three months ended December 29, 2007.

Beginning in December 2008 and continuing through the filing date of this Form 10-Q, we have experienced a significant slowdown in our rate of overall sales increases compared to the prior year which we believe is primarily attributable to the general economic slowdown.

FOOD SERVICE

Sales to food service customers increased $8,126,000 or 9% in the first quarter to $97,535,000.  Soft pretzel sales to the food service market increased $541,000 or 2% from last year to $24,235,000 in this year’s quarter on a unit sales decline of approximately 8%.  Italian ice and frozen juice treat and dessert sales increased 1% to $8,266,000 in the three months.  Churro sales to food service customers increased 33% to $7,356,000 in the quarter with sales to one customer accounting for approximately 2/3 of the increase.  Sales of bakery products, excluding Hom/Ade and DADDY RAY’S, increased $3,527,000, or 10% for the quarter driven by increased sales to private label customers.  Biscuit sales increased 7% for the quarter to $9,692,000 this year and sales of fruit and fig bars increased 25% to $6,858,000 in this year’s quarter.  The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $611,000 to $10,033,000 or 6% in the first quarter.  Soft pretzel sales were down 4% to $6,843,000 on a unit volume decline of 19% and sales of frozen juices and ices decreased   9% to $3,582,000 on a unit volume decline of 9%.  The case volume declines were partially offset by reduced trade spending and increased selling prices.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 26% to $433,000 in the first quarter.  The sales decrease was caused by the closing of unprofitable stores in fiscal year 2008 and by lower sales in general.  Sales of stores open for both years’ quarter were down 10%.

FROZEN BEVERAGES

Frozen beverage and related product sales increased $2,883,000 or 10% to $33,141,000 in the first quarter. Beverage sales alone were up 4% to $20,075,000 for the quarter. The beverage dollar sales increase resulted from a change in program structure for one customer which resulted in both higher sales and higher cost of sales and operating expenses.  Without the change in program structure, beverage sales would have been down 3%. Gallon sales were down 5% in our base ICEE business.  Service revenue increased 30% to $10,550,000 in this year’s first quarter with 70% of the increase to one customer as we continue to expand our customer base.

CONSOLIDATED

Gross profit as a percentage of sales increased to 28.82% from last year’s 27.03%.  Higher commodity costs in excess of $2,500,000 compared to last year were offset by higher pricing, reduced trade spending in our retail supermarket business and increased efficiencies due to volume in some of our product lines.

Total operating expenses increased $800,000 in the first quarter but as a percentage of sales decreased over one percent to 24% from 25% last year.  Marketing expenses were 12% of sales both years.  Distribution expenses decreased from 9% of sales last year to 8% of sales this year due to lower fuel and freight costs.  Administrative expenses as a percent of sales were 4% of sales for both years.  Operating expenses include the impact of an additional $344,000 of accounts receivable allowances compared to September 27, 2008.

Operating income increased 192% to $6,831,000 this year from $2,336,000 a year ago.

Investment income decreased by $353,000 to $461,000 due to a general decline in the level of interest rates and the movement of our investment securities to what we consider to be safer securities.  We expect this trend to continue for the foreseeable future.

The effective income tax rate has been estimated at 41% in this year’s first quarter, up from 39% a year ago due to a lower tax rate (benefit) on stock based compensation and a lower amount of tax advantaged investment income.

Net earnings increased 128% to $4,319,000 in this year’s first quarter compared to net earnings of $1,897,000 in the year ago period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2008 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 27, 2008, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K - Reports on Form 8-K were filed on November 6, 2008 and December 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 22, 2009	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 22, 2009	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)