Form 10-Q
period 2009-03-28
J&J SNACK FOODS CORP
filed 2009-04-23
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 28, 2009

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

☐           Yes                                                      ☒           No

As of April 20, 2009, there were 18,377,810 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 28,	September 27,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$49,836	$44,265
Marketable securities held to maturity	14,307	2,470
Auction market preferred stock	-	14,000
Accounts receivable, net	57,909	61,853
Inventories, net	51,348	49,095
Prepaid expenses and other	2,473	1,962
Deferred income taxes	3,600	3,555
	179,473	177,200

Property, plant and equipment, at cost
Land	1,416	1,416
Buildings	8,672	8,672
Plant machinery and equipment	128,292	124,591
Marketing equipment	195,732	195,878
Transportation equipment	2,651	2,878
Office equipment	11,248	10,820
Improvements	17,765	17,694
Construction in progress	3,119	2,215
	368,895	364,164
Less accumulated deprecia- tion and amortization	277,207	271,100

	91,688	93,064

Other assets
Goodwill	60,314	60,314
Other intangible assets, net	51,379	53,633
Marketable securities held to maturity	18,383	-
Auction market preferred stock	-	21,200
Other	2,444	2,997
	132,520	138,144
	$403,681	$408,408

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	March 28	September 27
	2009	2008
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current obligations under capital leases	$95	$93
Accounts payable	48,736	48,580
Accrued liabilities	6,610	5,557
Accrued compensation expense	8,686	10,232
Dividends payable	1,792	1,732

	65,919	66,194

Long-term obligations under capital leases	333	381
Deferred income taxes	23,056	23,056
Other long-term liabilities	1,970	1,999
	25,359	25,436

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,375 and 18,748 shares, respectively	37,938	48,415
Accumulated other comprehen- sive loss	(3,884)	(2,003)
Retained earnings	278,349	270,366

	312,403	316,778
	$403,681	$408,408

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net Sales	$149,352	$144,229	$290,494	$275,127

Cost of goods sold(1)	103,975	103,829	204,435	199,340
Gross profit	45,377	40,400	86,059	75,787

Operating expenses
Marketing(2)	16,138	16,593	32,578	32,486
Distribution(3)	11,800	12,863	23,574	24,979
Administrative(4)	5,567	5,405	11,180	10,468
Other general expense (income)	(8)	(141)	16	(162)
	33,497	34,720	67,348	67,771

Operating income	11,880	5,680	18,711	8,016

Other income (expenses)
Investment income	298	689	759	1,503
Interest expense & other	(28)	(31)	(57)	(66)

Earnings before income taxes	12,150	6,338	19,413	9,453

Income taxes	4,906	2,340	7,850	3,558

NET EARNINGS	$7,244	$3,998	$11,563	$5,895

Earnings per diluted share	$.39	$.21	$.62	$.31

Weighted average number of diluted shares	18,618	18,982	18,696	19,029

Earnings per basic share	$.39	$.21	$.62	$.31

Weighted average number of basic shares	18,425	18,785	18,520	18,777

(1)
Includes share-based compensation expense of $45 and $124 for the three and six months ended March 28, 2009, respectively and $60 and $111 for the three and six months ended March 29, 2008, respectively.

(2)
Includes share-based compensation expense of $164 and $425 for the three and six months ended March 28, 2009, respectively and $208 and $391 for the three and six months ended March 29, 2008, respectively.

(3)	Includes share-based compensation expense of $4 and $12 for the three and six months ended March 28, 2009, respectively and $6 and $11 for the three and six months ended March 29, 2008, respectively.
(4)
Includes share-based compensation expense of $168 and $423 for the three and six months ended March 28, 2009, respectively and $206 and $391 for the three and six months ended March 29, 2008, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six months ended
	March 28,	March 29,
	2009	2008
Operating activities:
Net earnings	$11,563	$5,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	11,065	10,863
Amortization of intangibles and deferred costs	2,550	2,680
Share-based compensation	984	904
Deferred income taxes	(88)	(150)
Other	(11)	3
Changes in assets and liabilities, net of effects from purchase of companies
Decrease (increase) in accounts receivable	3,702	(4,057)
Increase in inventories	(2,447)	(4,971)
Increase in prepaid expenses	(531)	(710)
Increase in accounts payable and accrued liabilities	210	2,267
Net cash provided by operating activities	26,997	12,724
Investing activities:
Purchases of property, plant and equipment	(10,070)	(11,895)
Purchase of marketable securities	(33,295)	-
Proceeds from redemption and sales of marketable securities	3,075	-
Purchase of auction market preferred stock	-	(10,500)
Proceeds from redemption and sales of auction market preferred stock	35,200	6,500
Proceeds from disposal of property and equipment	142	295
Other	21	(255)
Net cash used in investing activities	(4,927)	(15,855)
Financing activities:
Payments to repurchase common stock	(12,510)	(1,836)
Proceeds from issuance of stock	866	701
Payments on capitalized lease obligations	(46)	(45)
Payment of cash dividend	(3,518)	(3,320)
Net cash used in financing activities	(15,208)	(4,500)
Effect of exchange rate on cash and cash equivalents	(1,291)	146
Net increase (decrease) in cash and cash equivalents	5,571	(7,485)
Cash and cash equivalents at beginning of period	44,265	15,819
Cash and cash equivalents at end of period	$49,836	$8,334

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

The results of operations for the three months and six months ended March 28, 2009 and March 29, 2008 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

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

Note 4	Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows:

	Three Months Ended March 28, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$7,244	18,425	$.39

Effect of Dilutive Securities
Options	-	193	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,244	18,618	$.39

149,850 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Six Months Ended March 28, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$11,563	18,520	$.62

Effect of Dilutive Securities
Options	-	176	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$11,563	18,696	$.62

261,595 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Three Months Ended March 29, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$3,998	18,785	$.21

Effect of Dilutive Securities
Options	-	197	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$3,998	18,982	$.21

415,316 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Six Months Ended March 29, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$5,895	18,777	$.31

Effect of Dilutive Securities
Options	-	252	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$5,895	19,029	$.31

415,316 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

Note 5	Our calculation of comprehensive income is as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands)

Net earnings	$7,244	$3,998	$11,563	$5,895
Foreign currency translation adjustment	(444)	95	(1,881)	146
Comprehensive income	$6,800	$4,093	$9,682	$6,041

Note 6
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

At March 28, 2009, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Stock Options	$182	$296	$488	$532
Stock purchase plan	30	37	174	76
Deferred stock issued to outside directors	34	34	69	69
Restricted stock issued to an employee	25	25	50	50
	$271	$392	$781	$727

Per diluted share	$.01	$.02	$.04	$.04

The above compensation is net of tax benefits	$110	$88	$203	$177

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

During the 2009 and 2008 six month periods, the Company granted 3,000 and 96,345 stock options, respectively.  The weighted-average grant date fair value of these options was $6.40 and $7.98, respectively.  No options were issued in the second quarter of 2009 and 500 options were issued in the second quarter of 2008.

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

Note 7	In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (SFAS 109).

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

We adopted FIN 48 on September 30, 2007, the first day of the 2008 fiscal year, and, as a result, recognized a $925,000 decrease to opening retained earnings from the cumulative effect of adoption.  The total amount of gross unrecognized tax benefits is $1,771,000 and $1,735,000 on March 28, 2009 and September 27, 2008, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of March 28, 2009 and September 27, 2008, respectively, the Company has $636,000 and $588,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. In February, 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair value Measurements for Purposes of Lease Classification and Measurement under Statement 13 (“FSP FAS 157-1”) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP FAS 157-1 amends FAS 157 to remove certain leasing transactions from its scope.  FSP FAS 157-2 defers the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the guidance of FAS 157 as it applies to our financial instruments on September 28, 2008.  The adoption of FAS 157 did not have a material impact on the company’s financial statements.  Marketable securities are all classified as held-to-maturity and values are derived solely from level 1 inputs. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued.  FSP FAS 157-3 did not impact our financial reporting as we do not hold any such assets.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. SFAS 141(R) will be applicable to the Company during the first quarter of Fiscal 2010. The Company is evaluating the effect the implementation to SFAS 141(R) will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. SFAS 160 will be applicable to the Company during the first quarter of Fiscal 2010. The Company is evaluating the effect the implementation of SFAS 160 will have on the consolidated financial statements.

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

FSP FAS 142-3 is effective for our 2010 fiscal year. Early adoption is prohibited.

Note 8	Inventories consist of the following:

	March 28,	September 27,
	2009	2008
	(unaudited)
	(in thousands)

Finished goods	$25,059	$23,512
Raw materials	8,553	7,658
Packaging materials	5,297	5,405
Equipment parts & other	12,439	12,520
	$51,348	$49,095

The above inventories are net of reserves	$4,070	$3,817

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

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(in thousands)
	(unaudited)

Sales to External Customers:
Food Service	$99,914	$94,883	$197,449	$184,292
Retail Supermarket	13,529	13,010	23,562	23,654
The Restaurant Group	319	384	752	971
Frozen Beverages	35,590	35,952	68,731	66,210
	$149,352	$144,229	$290,494	$275,127

Depreciation and Amortization:
Food Service	$4,093	$4,187	$8,157	$8,389
Retail Supermarket	-	-	-	-
The Restaurant Group	8	11	17	23
Frozen Beverages	2,743	2,585	5,441	5,131
	$6,844	$6,783	$13,615	$13,543

Operating Income(Loss):
Food Service	$10,846	$5,429	$18,127	$9,645
Retail Supermarket	988	624	2,089	847
The Restaurant Group	(18)	(50)	20	4
Frozen Beverages	64	(323)	(1,525)	(2,480)
	$11,880	$5,680	$18,711	$8,016

Capital Expenditures:
Food Service	$3,127	$3,352	$5,877	$6,519
Retail Supermarket	-	-	-	-
The Restaurant Group	-	-	-	-
Frozen Beverages	2,447	2,037	4,193	5,376
	$5,574	$5,389	$10,070	$11,895

Assets:
Food Service	$279,056	$257,064	$279,056	$257,064
Retail Supermarket	-	-	-	-
The Restaurant Group	550	668	550	668
Frozen Beverages	124,075	127,268	124,075	127,268
	$403,681	$385,000	$403,681	$385,000

Note 10
We follow SFAS No. 142 “Goodwill and Intangible Assets.”  SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 28, 2009 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180

Amortized intangible assets
Non compete agreements	435	249	186
Customer relationships	33,287	9,806	23,481
Licenses and rights	3,606	1,948	$1,658
	$45,508	$12,003	$33,505

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized Intangible Assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	148	120	28
Customer relationships	6,478	1,880	4,598
Licenses and rights	1,601	399	1,202
	$17,542	$2,399	$15,143

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended March 28, 2009.  Aggregate amortization expense of intangible assets for the three months ended March 28, 2009 and March 29, 2008 was $1,127,000 and $1,192,000, respectively and for the six months ended March 28, 2009 and March 29, 2008 was $2,254,000 and $2,384,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2009 and 2010, $4,100,000 in 2011, $3,800,000 in 2012 and $3,700,000 in 2013.  The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at
March 28, 2009	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended March 28, 2009.

Note 10	We have classified our investment securities as marketable securities held to maturity and auction market preferred stock (“AMPS”).

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at March 28, 2009 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

FDIC Backed Notes	$17,232	$108	$-	$17,340
Certificates of Deposit	15,458	89	$16	15,531
	$32,690	$197	$16	$32,871

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 28, 2009 and September 27, 2008 are summarized as follows:

	March 28, 2009		September 27, 2008
	(in thousands)

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$14,307	$14,387	$2,470	$2,464
Due after one year through five years	18,383	18,484	-	-

Total held to maturity securities	$32,690	$32,871	$2,470	$2,464
Less current portion	14,307	14,387	2,470	2,464
Long term held to maturity securities	$18,383	$18,484	$-	$-

The amortized cost, unrealized gains and losses, and fair market values of our auction market preferred stock at September 27, 2008 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Auction Market Preferred Stock Equity Securities	$35,200	$-	$-	$35,200
	$35,200	$-	$-	$35,200

At March 28, 2009, we had no holdings of auction market preferred stock (“AMPS”).  On September 27, 2008, we held $35.2 million of AMPS.

The AMPS we owned at September 27, 2008 are senior equity securities of closed-end funds and have priority over the fund’s common shares as to distribution of assets and dividends, as described in each fund’s prospectus.

Under normal auction market conditions, dividends on the AMPS for each dividend period (generally 7 to 49 days) are set at a rate determined through an auction process that brings together bidders who seek to buy AMPS and holders of AMPS who seek to sell.  Investors and potential investors typically had purchased the AMPS in an auction by submitting orders to a broker-dealer, typically, an investment bank.  However, beginning in mid February 2008, the auction process has not been supported by broker-dealers and auctions have failed and continue to fail.  In the case of a failed auction, the dividends continue to be paid at the applicable “failure” rate for each security until an auction can establish a market clearing rate.  For most of the AMPS we owned, the specified “failure” rate is the current applicable LIBOR rate plus 125 basis points or 125% of the rate, whichever is greater.  Other of the AMPS we owned have different formulas which produce comparable dividend rates.

The assets of closed-end funds, which are valued on a daily basis, serve as the collateral for issuance of the AMPS.  The AMPS must meet certain specified asset coverage tests, which include a requirement set forth under the Investment Company Act of 1940 that closed-end funds maintain asset coverage of at least 200% with respect to the AMPS and any other outstanding senior securities; i.e. closed-end funds must have at least $2 of collateral for every $1 of AMPS issued.  If the funds don’t meet the asset coverage tests, then the fund must redeem them.  All the $35.2 million of securities held by J & J at September 27, 2008 is AAA rated.  The collateral held by the funds are generally municipal securities or common and preferred stock of public corporations.

On August 21, 2008, Merrill Lynch announced a plan to purchase, at par, AMPS held by J & J and other of its clients.

Redemption of our AMPS subsequent to the failure of the auction process was $10,000,000, our carrying value, in the year ended September 27, 2008 and $15,400,000, also our carrying value, in the six months ended March 28, 2009.  In January 2009, we sold $19,800,000 of our AMPS to Merrill Lynch at our carrying value.

Proceeds from the sale and redemption of AMPS were $19,900,000 and $35,200,000 in the three and six months ended March 28, 2009, respectively, with no gain or loss recorded.  Proceeds from the sale and redemption of AMPS were $2,500,000 and $6,500,000 in the three and six months ended March 29, 2008, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Proceeds from the sale and redemption of marketable securities were $2,885,000 and $3,075,000 in the three and six months ended March 28, 2009, respectively, and none in the prior year, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.0975 per share of its common stock payable on April 2, 2009 to shareholders of record as of the close of business on March 16, 2009.

In the six months ended March 28, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 414,279 as the number of shares that may yet be purchased under the share buyback authorization.  We did not purchase any shares in the three months ended March 28, 2009.  We purchased and retired 135,124 shares at a cost of $3,539,000 in our fiscal year ended September 27, 2008.  Of the shares purchased and retired in this year’s six months, 400,000 shares were purchased at the purchase price of  $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In the three months ended March 28, 2009 and March 29, 2008, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $444,000 and a decrease of $95,000, respectively, in accumulated other comprehensive loss.  In the six month periods, there was an increase of $1,881,000 in fiscal year 2009 and a decrease of $146,000 in fiscal year 2008.

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

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets.  Selling primarily to the supermarket industry, sales for 2007 were less than $2 million.

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas with annual sales of less than $1 million.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the consolidated financial statements from their respective acquisition dates.

Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 28, 2009.

Results of Operations

Net sales increased $5,123,000 or 4% for the three months to $149,352,000 and $15,367,000 or 6% to $290,494,000 for the six months ended March 28, 2009 compared to the three and six months ended March 29, 2008.

FOOD SERVICE

Sales to food service customers increased $5,031,000 or 5% in the second quarter to $99,914,000 and increased $13,157,000 or 7% for the six months.  Soft pretzel sales to the food service market decreased 1% to $24,853,000 in the second quarter and increased 1% to $49,088,000 in the six months. Unit sales of soft pretzels declined about 6% in the quarter and were down 7% for the six months.  Italian ice and frozen juice treat and dessert sales increased 4% to $10,990,000 in the three months and 3% to $19,256,000 in the six months.  Churro sales to food service customers increased 16% to $7,408,000 in the second quarter and were up 24% to $14,764,000 in the six months, with about 75% of the increase in both periods coming from sales to one customer.  Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $1,933,000 or 5% in the second quarter to $39,192,000 and increased $5,460,000 or 7% for the six months due primarily to increased sales to private label customers. Biscuit and dumpling sales decreased 4% to $7,967,000 in the quarter and were up 2% to $17,659,000 for the six months.  Sales of fig and fruit bars increased 23% in the second quarter to $7,585,000 and increased 24% in the six months to $14,443,000 due to strong volume growth.  The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $519,000 or 4% to $13,529,000 in the second quarter and were essentially unchanged at $23,562,000 in the first half.  Soft pretzel sales for the second quarter were up 5% to $8,241,000 and were up less than 1 percent to $15,083,000 for the six months on a unit volume decline of 6% for the quarter and 12% for the six months.  Higher selling prices offset the unit volume declines.  Sales of frozen juices and ices increased $56,000 or 1% to $5,746,000 in the second quarter and were down 3% to $9,328,000 in the first half on a unit volume increase of 18% in the quarter and 7% for the six months.  Increased trade spending for the introduction of new frozen novelty items reduced sales dollars in relation to the unit volume increases.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 17% to $319,000 in the second quarter and 23% to $752,000 for the six month period.  The sales decreases were caused primarily by the closing of unprofitable stores over the past year. Sales of stores open for both year’s six months were down about 3% from last year.

FROZEN BEVERAGES

Frozen beverage and related product sales decreased 1% to $35,590,000 in the second quarter and increased $2,521,000 or 4% to $68,731,000 in the six month period.  Beverage sales alone increased 2% to $22,148,000 in the second quarter and were up 3% to $42,223,000 in the six months.  Excluding a change in program structure for one customer which resulted in higher sales and higher cost of sales and operating expenses, beverage sales alone would have been down less than one-half of one percent for both periods.  Gallon sales were up 1% for the three months and down 1% for the six months in our base ICEE business.  Service revenue increased 11% to $9,810,000 in the second quarter and 21% to $20,360,000 for the six months.  Sales of frozen carbonated beverage machines were $1,565,000 lower this year than last in the three month period and for the six months, sales of machines were lower by $1,732,000.

CONSOLIDATED

Gross profit as a percentage of sales increased to 30.38% in the three month period from 28.01% last year and increased to 29.63% in the six month period from 27.54% a year ago.  Lower commodity costs in excess of $1,500,000,  higher pricing and increased efficiencies due to volume in some of our product lines were the primary drivers causing the gross profit percentage increase for the quarter.  For the six months, commodity costs were about $1,000,000 higher than last year but higher pricing and volume efficiencies resulted in the gross profit percentage increase.

Total operating expenses decreased $1,223,000 in the second quarter and as a percentage of sales decreased to 22% from 24% last year.  For the first half, operating expenses decreased $423,000 and as a percentage of sales decreased to 23% from 25% last year.  Marketing expenses decreased from 12% to 11% of sales in the quarter and six months.  Lower spending in our food service and frozen beverages segments accounted for the decline in the quarter and lower spending in our food service segment accounted for the decline for the six months.  Distribution expenses declined to 8% in both periods this year from 9% in both periods last year due to lower fuel and freight costs.  Administrative expenses were 4% of sales in all periods.

Operating income increased $6,200,000 or 109% to $11,880,000 in the second quarter and $10,695,000 or 133% to $18,711,000 in the first half.  Operating income was impacted by higher group health insurance costs of about $900,000 in the six month period.

Investment income decreased by $391,000 and $744,000 in the second quarter and six months, respectively, due to a general decline in the level of interest rates and the movement of our investments to lower risk securities.  We expect this trend to continue for the foreseeable future.

The effective income tax rate has been estimated at 40% for both periods this year compared to 37% for last year’s quarter and 38% for last year’s six months.  The increase is due to a lower amount of tax advantaged investment income and higher state taxes this year and because of the recognition of previously unrecognized tax benefits in last year’s second quarter.

Net earnings increased $3,246,000 or 81% in the current three month period to $7,244,000 and increased 96% to $11,563,000 in the six months this year from $5,895,000 last year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2008 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 28, 2009, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of voting at the Annual Meeting of Shareholders held on February 12, 2009 is as follows:

				Absentees
	Votes Cast			and Broker
	For	Against	Withheld	Non Votes

Election of Leonard M. Lodish as Director	14,346,646	-	2,798,927	-

The Company had 18,317,692 shares outstanding on December 15, 2008 the record date.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Report on Form 8-K - Reports on Form 8-K were filed on January 23, 2009 and February 18, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 23, 2009	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 23, 2009	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)