Form 10-Q
period 2009-06-27
J&J SNACK FOODS CORP
filed 2009-07-23
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 2009
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
☒           Yes                                                ☐           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐           Yes                                                ☐           No

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

Non-accelerated filer ☐                                                                        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐           Yes                                                ☒           No

As of July 20, 2009, there were 18,445,787 shares of the Registrant’s Common Stock outstanding.

INDEX

Page
Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – June 27, 2009 (unaudited) and September 27, 2008	3

Consolidated Statements of Earnings (unaudited) – Three Months and Nine Months Ended June 27, 2009 and June 28, 2008	5

Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 27, 2009 and June 28, 2008	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	31

PART I. FINANCIAL INFORMATION

Item 1.                      Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 27,	September 27,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$59,116	$44,265
Marketable securities held to maturity	22,047	2,470
Auction market preferred stock	-	14,000
Accounts receivable, net	59,954	61,853
Inventories, net	52,244	49,095
Prepaid expenses and other	2,292	1,962
Deferred income taxes	3,677	3,555
	199,330	177,200

Property, plant and equipment, at cost
Land	1,416	1,416
Buildings	8,672	8,672
Plant machinery and equipment	130,489	124,591
Marketing equipment	199,793	195,878
Transportation equipment	2,729	2,878
Office equipment	11,256	10,820
Improvements	18,297	17,694
Construction in progress	2,522	2,215
	375,174	364,164
Less accumulated deprecia-tion and amortization	281,653	271,100
	93,521	93,064

Other assets
Goodwill	60,314	60,314
Other intangible assets, net	50,252	53,633
Marketable securities held to maturity	20,402	-
Auction market preferred stock	-	21,200
Other	2,342	2,997
	133,310	138,144
	$426,161	$408,408

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	June 27,	September 27,
	2009	2008
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current obligations under capital leases	$95	$93
Accounts payable	51,223	48,580
Accrued liabilities	11,780	5,557
Accrued compensation expense	9,081	10,232
Dividends payable	1,798	1,732

	73,977	66,194

Long-term obligations under capital leases	309	381
Deferred income taxes	23,056	23,056
Other long-term liabilities	1,999	1,999
	25,364	25,436

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,433 and 18,748 shares, respectively	38,705	48,415
Accumulated other comprehen-sive loss	(3,368)	(2,003)
Retained earnings	291,483	270,366

	326,820	316,778
	$426,161	$408,408

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net Sales	$179,761	$176,839	$470,255	$451,966

Cost of goods sold(1)	118,727	121,087	323,162	320,427
Gross profit	61,034	55,752	147,093	131,539

Operating expenses
Marketing(2)	18,226	18,993	50,804	51,479
Distribution(3)	12,829	14,072	36,403	39,051
Administrative(4)	5,609	5,442	16,789	15,910
Other general (income)expense	(10)	(209)	6	(371)
	36,654	38,298	104,002	106,069

Operating income	24,380	17,454	43,091	25,470

Other income(expenses)
Investment income	290	552	1,049	2,055
Interest expense and other	(27)	(20)	(84)	(86)

Earnings before income taxes	24,643	17,986	44,056	27,439

Income taxes	9,714	7,166	17,564	10,724

NET EARNINGS	$14,929	$10,820	$26,492	$16,715

Earnings per diluted share	$.80	$.57	$1.42	$.88

Weighted average number of diluted shares	18,698	18,981	18,697	19,013

Earnings per basic share	$.81	$.58	$1.43	$.89

Weighted average number of basic shares	18,480	18,762	18,507	18,772

(1)
Includes share-based compensation expense of $44 and $168 for the three and nine months ended June 27, 2009, respectively and $59 and $170 for the three and nine months ended June 28, 2008, respectively.

(2)
Includes share-based compensation expense of $158 and $583 for the three and nine months ended June 27, 2009, respectively and $204 and $595 for the three and nine months ended June 28, 2008, respectively.

(3)	Includes share-based compensation expense and $5 and $17 for the three and nine months ended June 27, 2009, respectively and $6 and $17 for the three and nine months ended June 28, 2008, respectively.
(4)
Includes share-based compensation expense of $168 and $591 for the three and nine months ended June 27, 2009, respectively and $204 and $595 for the three and nine months ended June 28, 2008, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 27,	June 28,
	2009	2008
Operating activities:
Net earnings	$26,492	$16,715
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	16,796	16,560
Amortization of intangibles and deferred costs	3,817	4,010
Share-based compensation	1,359	1,377
Deferred income taxes	(154)	(225)
Gain from disposals and impairment of property, plant and equipment	(19)	(63)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease (increase) in accounts receivable	1,727	(12,219)
Increase in inventories	(3,343)	(5,749)
Increase in prepaid expenses	(344)	(453)
Increase in accounts payable and accrued liabilities	8,199	10,059
Net cash provided by operating activities	54,530	30,012
Investing activities:
Purchase of property, plant and equipment	(17,524)	(18,401)
Purchase of marketable securities	(46,408)	-
Proceeds from redemption and sales of marketable securities	6,430	-
Purchase of auction market preferred stock	-	(10,500)
Proceeds from redemption and sales of auction market preferred stock	35,200	16,500
Proceeds from disposal of property and equipment	189	700
Other	18	(364)
Net cash used in investing activities	(22,095)	(12,065)
Financing activities:
Payments to repurchase common stock	(12,510)	(3,539)
Proceeds from issuance of stock	1,258	908
Payments on capitalized lease obligations	(70)	(68)
Payments of cash dividend	(5,310)	(5,049)
Net cash used in financing activities	(16,632)	(7,748)
Effect of exchange rate on cash and cash equivalents	(952)	371
Net increase in cash and cash equivalents	14,851	10,570
Cash and cash equivalents at beginning of period	44,265	15,819
Cash and cash equivalents at end of period	$59,116	$26,389

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

The results of operations for the three months and nine months ended June 27, 2009 and June 28, 2008 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

Note 2
We recognize revenue from Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage products at the time the products are shipped to third parties.  When we perform services under service contracts for frozen beverage dispenser machines, revenue is recognized upon the completion of the services on specified machines.  We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $1,141,000 and $926,000 at June 27, 2009 and September 27, 2008, respectively.

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

Note 4	Our calculation of earnings per share in accordance with SFAS No. 128, “Earnings Per Share,” is as follows:

	Three Months Ended June 27, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$14,929	18,480	$.81

Effect of Dilutive Securities
Options	-	218	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$14,929	18,698	$.80

107,000 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Nine Months Ended June 27, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$26,492	18,507	$1.43

Effect of Dilutive Securities
Options	-	190	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$26,492	18,697	$1.42

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

Note 5	Our calculation of comprehensive income is as follows:
	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)

Net earnings	$14,929	$10,820	$26,492	$16,715
Foreign currency translation adjustment	516	225	(1,365)	371
Comprehensive income	$15,445	$11,045	$25,127	$17,086

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

At June 27, 2009, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Stock Options	$109	$280	$597	$812
Stock purchase plan	32	28	206	104
Deferred stock issued to outside directors	34	34	103	103
Restricted stock issued to an employee	22	25	72	75
	$197	$367	$978	$1,094

Per diluted share	$.01	$.02	$.05	$.06

The above compensation is net of tax benefits	$178	$106	$381	$283

The Company anticipates that share-based compensation will not exceed $1,300,000, net of tax benefits, or approximately $.07 per share for the fiscal year ending September 26, 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2009 and 2008: expected volatility of 23% and 25%; risk-free interest rates of 2.70% and 3.60%; dividend rate of 1.2% and 1.1% and expected lives ranging between 5 and 10 years.

During the 2009 and 2008 nine month periods, the Company granted 4,500 and 96,345 stock options, respectively.  The weighted-average grant date fair value of these options was $7.13 and $7.98, respectively.  1,500 options were granted in the third quarter of 2009 and none were granted in the third quarter of 2008.

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

Note 7	In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (SFAS 109).

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

We adopted FIN 48 on September 30, 2007, the first day of the 2008 fiscal year, and, as a result, recognized a $925,000 decrease to opening retained earnings from the cumulative effect of adoption. The total amount of gross unrecognized tax benefits is $1,830,000 and $1,735,000 on June 27, 2009 and September 27, 2008, respectively.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of June 27, 2009 and September 27, 2008, respectively, the Company has $676,000 and $588,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. In February, 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair value Measurements for Purposes of Lease Classification and Measurement under Statement 13” (FSP FAS 157-1) and FASB Staff

Position 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2).  FSP FAS 157-1 amends FAS 157 to remove certain leasing transactions from its scope.  FSP FAS 157-2 defers the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted the guidance of FAS 157 as it applies to our financial instruments on September 28, 2008.  The adoption of FAS 157 did not have a material impact on the company’s financial statements.

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1
Observable inputs such as quoted prices in active markets for identical assets or liabilities and FDIC insurance on Certificates of Deposit placed through the Certificate of Deposit Account Registry Service;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Marketable securities (see Note 11) are all classified as held to maturity and values are derived solely from level 1 inputs. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3).  FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset  when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not been issued.  FSP FAS 157-3 did not impact our financial reporting as we do not hold any such assets.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSF FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB Opinion Number 28, “Interim Financial Reporting” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods.  The adoption of this FSP and amended Opinion in our quarter ended June 27, 2009 did not have an impact on the Company’s financial statements.  The following standards, which did not have an impact on our financial statements, were also adopted in our quarter ended June 2009: FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of abusiness combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141(R) requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 with early adoption prohibited. SFAS 141(R) will be  applicable to the Company during the first quarter of Fiscal 2010. The Company is evaluating the effect the implementation to SFAS 141(R) will have on the consolidated financial statements.

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

FSP FAS 142-3 is effective for our 2010 fiscal year.  Early adoption is prohibited.  The Company is evaluating the effect the implementation to FSP FAS 142-3 will have on the consolidated financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (FASB 165).  The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009.  The implementation of this standard did not have a significant impact on the financial statements of the Company.  Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from

Contingencies” (FSP 141R-1).  FSP 141R-1 amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies.  FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effect of adopting FSP 141R-1 will depend upon the nature, terms and size of any acquired contingencies consummated after the effective date.

Note 8	Inventories consist of the following:

	June 27,	September 27,
	2009	2008
	(in thousands)

Finished goods	$25,134	$23,512
Raw materials	8,884	7,658
Packaging materials	5,545	5,405
Equipment parts & other	12,681	12,520
	$52,244	$49,095

The above inventories are net of reserves	$4,087	$3,817

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

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(in thousands)
Sales to External Customers:
Food Service	$109,363	$106,854	$306,812	$291,146
Retail Supermarket	20,939	17,165	44,501	40,819
The Restaurant Group	260	343	1,012	1,314
Frozen Beverages	49,199	52,477	117,930	118,687
	$179,761	$176,839	$470,255	$451,966

Depreciation and Amortization:
Food Service	$4,140	$4,154	$12,297	$12,543
Retail Supermarket	-	-	-	-
The Restaurant Group	8	21	25	44
Frozen Beverages	2,850	2,852	8,291	7,983
	$6,998	$7,027	$20,613	$20,570

Operating Income(Loss):
Food Service	$14,444	$6,878	$32,571	$16,523
Retail Supermarket	2,330	1,649	4,419	2,496
The Restaurant Group	(51)	(74)	(31)	(70)
Frozen Beverages	7,657	9,001	6,132	6,521
	$24,380	$17,454	$43,091	$25,470

Capital Expenditures:
Food Service	$3,007	$3,063	$8,884	$9,582
Retail Supermarket	-	-	-	-
The Restaurant Group	-	-	-	-
Frozen Beverages	4,447	3,443	8,640	8,819
	$7,454	$6,506	$17,524	$18,401

Assets:
Food Service	$294,772	$262,312	$294,772	$262,312
Retail Supermarket	-	-	-	-
The Restaurant Group	574	660	574	660
Frozen Beverages	130,815	138,089	130,815	138,089
	$426,161	$401,061	$426,161	$401,061

Note 10
We follow SFAS No. 142 “Goodwill and Intangible Assets”.  SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them; accordingly, we do not amortize goodwill.

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of June 27, 2009 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180

Amortized intangible assets
Non compete agreements	435	266	169
Customer relationships	33,287	10,666	22,621
Licenses and rights	3,606	2,004	1,602
	$45,508	$12,936	$32,572

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized Intangible Assets Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	148	130	18
Customer relationships	6,478	2,046	4,432
Licenses and rights	1,601	417	1,184
	$17,542	$2,593	$14,949

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.  There were no changes in the gross carrying amount of intangible assets for the three months ended June 27, 2009.  Aggregate amortization expense of intangible assets for the three months ended June 27, 2009 and June 28, 2008 was $1,127,000 and $1,183,000, respectively and for the nine months ended June 27, 2009 and June 28, 2008 was $3,381,000 and $3,567,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2009 and 2010, $4,100,000 in 2011, $3,800,000 in 2012 and $3,700,000 in 2013.  The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarket	Group	Beverages	Total
	(in thousands)

Balance at June 27, 2009	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended June 27, 2009.

Note 11
We have classified our investment securities as marketable securities held to maturity and auction market preferred stock (AMPS).  Marketable securities held to maturity values are derived solely from level 1 inputs.  We have no holdings of AMPS at June 27, 2009.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 27, 2009 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$6,011	$23	$-	$6,034
FDIC Backed Corporate Debt	13,239	163	4	13,398
Certificates of Deposit	23,199	55	5	23,249
	$42,449	$241	$9	$42,681

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 27, 2008 are summarized as follows:

Certificates of Deposit	$2,470	$-	$6	$2,464
	$2,470	$-	$6	$2,464

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 27, 2009 and September 27, 2008 are summarized as follows:

	June 27, 2009		September 27, 2008
	(in thousands)
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$22,047	$22,096	$2,470	$2,464
Due after one year through five years	20,402	20,585	-	-

Total held to maturity securities	$42,449	$42,681	$2,470	$2,464
Less current portion	22,047	22,096	2,470	2,464
Long term held to maturity securities	$20,402	$20,585	$-	$-

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

Redemption of our AMPS subsequent to the failure of the auction process was $10,000,000, our carrying value, in the year ended September 27,2008 and $15,400,000, also our carrying value, in the nine months ended June 27, 2009.  In January 2009, we sold $19,800,000 of our AMPS to Merrill Lynch at our carrying value.

Proceeds from the sale and redemption of AMPS were $0 and $35,200,000 in the three and nine months ended June 27, 2009, respectively, with no gain or loss recorded.  Proceeds from the sale and redemption of AMPS were $10,000,000 and $16,500,000 in the three and nine months ended June 28, 2008, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Proceeds from the sale and redemption of marketable securities were $3,355,000 and $6,430,000 in the three and nine months ended June 27, 2009, respectively, and none in the prior year, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity.  We believe that these sources, along with our borrowing capacity and investment securities, are sufficient to fund future growth and expansion.  See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.0975 per share of its common stock payable on July 7, 2009 to shareholders of record as of the close of business on June 17, 2009.

In the nine months ended June 27, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 414,279 as the number of shares that may yet be purchased under the share buyback authorization.  We did not purchase any shares in the three months ended June 27, 2009.  We purchased and retired 135,124 shares at a cost of $3,539,000 in our fiscal year ended September 27, 2008.  Of the shares purchased and retired in this year’s nine months, 400,000 shares were purchased at the purchase price of  $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In the three months ended June 27, 2009 and June 28, 2008, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $516,000 and a decrease of $225,000, respectively, in accumulated other comprehensive loss.  In the nine month periods, there was an increase of $1,365,000 in fiscal year 2009 and a decrease of $371,000 in fiscal year 2008.

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

Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 27, 2009.

Results of Operations

Net sales increased $2,922,000 or 2% for the three months to $179,761,000 and $18,289,000 or 4% to $470,255,000 for the nine months ended June 27, 2009 compared to the three and nine months ended June 28, 2008.

FOOD SERVICE

Sales to food service customers increased $2,509,000 or 2% in the third quarter to $109,363,000 and increased $15,666,000 or 5% for the nine months. Soft pretzel sales to the food service market were essentially unchanged at $25,171,000 in the third quarter and increased less than 1% to $74,259,000 in the nine months. Unit sales of soft pretzels were essentially unchanged in the quarter and down 5% in the nine months. Italian ice and frozen juice treat and dessert sales decreased 3% to $16,434,000 in the three months and were essentially unchanged at $35,690,000 in the nine months.  Churro sales to food service customers increased 11% to $7,494,000 in the third quarter and increased 19% to $22,258,000 in the nine months with all of the increase in the third quarter and over 80% in the nine months coming from sales to one customer.  Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, decreased $1,104,000 or 3% in the third quarter to $42,080,000 due entirely to lower sales to two customers and increased $4,356,000 or 4% for the nine months due primarily to increased sales to other private label customers.  Biscuit and dumpling sales were up 27% in the quarter to $7,156,000 and were up 8% to $24,815,000 for the nine months due to increased distribution and new product offerings.  Sales of fig and fruit bars increased 9% in the third quarter to $7,696,000 and increased 18% in the nine months to $22,139,000 due to strong volume growth spread across our customer base. Sales of our funnel cake products were up 64% to $3,152,000 in the quarter and 54% to $6,158,000 for the nine months with sales to one customer accounting for over 50% of the increase.  The changes in sales throughout the food service segment were from a combination of volume changes and price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $3,774,000 or 22% to $20,939,000 in the third quarter and increased $3,682,000, or 9%, in the nine months. Soft pretzel sales increased 18% to $7,517,000 for the quarter and increased 6% to $22,600,000 for the nine months on a unit volume increase of 6% for the quarter and a decline of 7% for the nine months.  Sales of frozen juices and ices increased $3,160,000 or 28% to $14,338,000 in the third quarter and increased $2,867,000 or 14% to $23,666,000 in the nine months.  Case sales of frozen novelties were up 41% in the quarter and 21% for the nine months.  Increased trade spending of $466,000 for the quarter and $1.1 million for the nine months for the introduction of new frozen novelty items and a shift in product mix reduced sales dollars in relation to the unit volume increases.  Coupon expense, a reduction of sales, doubled to $1.0 million in the quarter and was down $400,000 or 23% for the nine months.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 24% to $260,000 in the third quarter and 23% to $1,012,000 for the nine month period.  The sales decreases were caused primarily by the closing of stores in the past year. Sales of stores open for both year’s nine months were down about 7% from last year.

FROZEN BEVERAGES

Frozen beverage and related product sales decreased 6% to $49,199,000 in the third quarter and $757,000 or less than 1% to $117,930,000 in the nine month period.  Beverage sales alone decreased 2% to $34,669,000 in the third quarter and were up 1% to $76,892,000 in the nine months. Without a change in a customer program resulting in higher revenues and higher costs, beverage sales alone would have been down 1% for the nine months.  Gallon sales were down 3% for the quarter and 2% for the nine months.  Service revenue decreased 7% to $11,201,000 in the third quarter and increased 9% to $31,561,000 for the nine months.  The decrease in the third quarter was because last year’s third quarter included significant one time machine installation revenue.  Sales of frozen carbonated beverage machines were $1,385,000 lower this year than last in the three month period and for the nine months, sales of machines were lower by $3,117,000.

CONSOLIDATED

Gross profit as a percentage of sales increased to 33.95% in the three month period from 31.53% last year and increased to 31.28% in the nine month period from 29.10% a year ago.  Lower commodity costs in excess of $6,000,000 for the quarter and $5,000,000 for the nine months, higher pricing and increased efficiencies due to volume in some of our product lines partially offset by higher workers’ compensation and group health insurance expense were the primary drivers causing the gross profit percentage increase for the quarter and nine months.

Total operating expenses decreased $1,644,000 in the third quarter and as a percentage of sales decreased to 20% from 22% last year.  For the nine months, operating expenses decreased $2,067,000 and as a percentage of sales decreased about 1 percentage point to 22%.  Marketing expenses decreased to 10% this year from 11% in last year’s three month period and decreased about .6 of a percentage point remaining at 11% in both year’s nine month periods.  Lower spending in our food service and frozen beverages segments accounted for the decline in both periods. Distribution expenses declined to 8% of sales from 9% in the nine month periods and from 8% of sales to 7% in the three month periods due to lower fuel and freight costs.  Administrative expenses were 4% of sales in both year’s nine month period and 3% of sales in both year’s three month period.

Operating income increased $6,926,000 or 40% to $24,380,000 in the third quarter and $17,621,000 or 69% to $43,091,000 in the nine months as a result of the aforementioned.  Operating income was impacted by higher workers’ compensation and group health insurance expense of about $1.5 million in the third quarter and $2.3 million in the nine months.

Investment income decreased by $262,000 and $1,006,000 in the third quarter and nine months, respectively, due to a general decline in the level of interest rates and the movement of our investments to lower risk securities.  We expect this trend to continue for the foreseeable future.

The effective income tax rate has been estimated at 39% for the third quarter, down from 40% last year, and at 40% for the nine months compared to 39% in the year ago nine months.

Net earnings increased $4,109,000 or 38% in the three month period to $14,929,000 and increased 58% or $9,777,000 to $26,492,000 in the nine months this year from $16,715,000 last year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2008 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 27, 2009, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1 &	Certification Pursuant to Section 302 of
	31.2	the Sarbanes-Oxley Act of 2002

	99.5 &	Certification Pursuant to the 18 U.S.C.
	99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K – Reports on Form 8-K were filed on April 23, 2009 and June 4, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 23, 2009	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 23, 2009	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)