Form 10-K
period 2009-09-26
J&J SNACK FOODS CORP
filed 2009-12-08
CIK 785956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File No. 0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1935537 (I.R.S. Employer Identification No.)

6000 Central Highway, Pennsauken, New Jersey (Address of principal executive offices)	08109 (Zip Code)

Registrant’s telephone number, including area code: (856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 4, 2009, the latest practicable date, 18,392,045 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $497,864,393 based on the last sale price on March 27, 2009 of $34.95 per share. March 27, 2009 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 8, 2010 are incorporated by reference into Part III of this report.

STANDING STRONG★★★ EVEN STRONGER

2009 ANNUAL REPORT

SUPERPRETZEL®
SOFT PRETZELS
ICEE
TOO COOL!

professional SUCCESS worthy PROUD
intelligent BOLD inspire
courageous bright active
deliver keen able resourceful
determined devoted dignity
ACHIEVE sharp respectable
aggressive creative persistent
RELIABLE perceptive ambition authentic
productive quality INVENTIVE meritable
ADEPT attentive dynamic INTEGRITY
enthusiastic desire KNOWLEDGE diligent
PASSIONATE fun talented secure growing
true enlightened stable rigorous
IMAGINE possibilities fullfill leadership

J&J SNACK FOODS CORP.

★ ★ ★ PROFILE ★ ★ ★

J&J Snack Foods Corp. is a manufacturer, marketer and distributor of an expanding variety of nutritional, popularly priced, branded niche snack foods and beverages for the food service and retail supermarket industries. The Company is listed on the NASDAQ Global Select Market as "JJSF", and serves both national and international markets.

Our growing portfolio of products includes soft pretzels, frozen beverages, frozen juice treats and desserts, churros, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these nutritional and tasty products in a variety of settings where people work, play, travel and shop.

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our four business groups are Food Service, Frozen Beverages, Retail Supermarket, and The Restaurant Group. Each contributed to our 38th consecutive year of record sales in fiscal 2009.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

★ ★ ★ HIGHLIGHTS ★ ★ ★

Fiscal year ended in September

(In thousands except per share data)

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
Net Sales	$ 653,047	$ 629,359	$ 568,901	$ 514,831	$ 457,112	$ 416,588	$ 364,567	$ 353,187	$ 328,335	$ 296,832
Net Earnings	$ 41,312	$ 27,908	$ 32,112	$ 29,450	$ 26,043	$ 22,710	$ 19,902	$ 18,113	$ 11,876	$ 9,968
Total Assets	$ 439,827	$ 408,408	$ 380,288	$ 340,808	$ 305,924	$ 277,424	$ 239,478	$ 220,036	$ 224,481	$ 220,039
Long-Term Debt	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ 28,368	$ 42,481
Capital Leases	$ 381	$ 474	$ 565	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Stockholders' Equity	$ 342,844	$ 316,778	$ 295,582	$ 263,656	$ 234,762	$ 210,096	$ 182,564	$ 168,709	$ 146,143	$ 133,274
Common Share Data										
EPS-Diluted	$ 2.21	$ 1.47	$ 1.69	$ 1.57	$ 1.40	$ 1.24	$ 1.10	$ 1.00	$ .68	$ .55
EPS-Basic	$ 2.23	$ 1.49	$ 1.72	$ 1.60	$ 1.43	$ 1.27	$ 1.13	$ 1.04	$ .70	$ .56
Book Value/Share	$ 18.51	$ 16.90	$ 15.80	$ 14.28	$ 12.85	$ 11.67	$ 10.43	$ 9.48	$ 8.46	$ 7.82
Shares Outstanding	18,526	18,748	18,702	18,468	18,272	18,012	17,514	17,806	17,272	17,044
Dividends/Share	$ .39	$ .37	$ .34	$ .30	$ .25	$ —	$ —	$ —	$ —	$ —

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

★ ★ ★ NET SALES
(In Thousands)

$296,832
$328,335
$353,187
$364,567
$416,588
$457,112
$514,831
$568,901
$629,359
$653,047
'00
'01
'02
'03
'04
'05
'06
'07
'08
'09

★ ★ ★ NET EARNINGS
(In Thousands)

$9,968
$11,876
$18,113
$19,902
$22,710
$26,043
$29,450
$32,112
$27,908
$41,312
'00
'01
'02
'03
'04
'05
'06
'07
'08
'09

★ ★ ★ STOCKHOLDERS' EQUITY
(In Thousands)

$133,274
$146,143
$168,709
$182,564
$210,096
$234,762
$263,656
$295,582
$316,778
$342,844
'00
'01
'02
'03
'04
'05
'06
'07
'08
'09

TOUGH capable INTENSE vigorous
unique motivated leadership BOLD
admirable dedication distinct

PRESIDENT'S *letter*

To our Shareholders and Friends:

Standing Strong - Even Stronger...

Last year we paid tribute to our flag, waving proudly over our plants, and the pride we feel being part of the American Dream. Our Company was *"Standing Strong"* during the economic uncertainty and turmoil impacting our nation and its business sector.

This past fiscal year we stood even stronger. Our pride in our country, our people, and our Company is . . . even stronger.

2009 Financial Results in Brief...

- Sales grew 4% to $653.0 million
- Net income soared 48% to $41.3 million
- Earnings per share (EPS) jumped 50% to $2.21 per share
- Operating income increased 54% to $66.9 million

Rare like an eagle, a symbol of America

For the 38th year in a row, since our inception, we achieved record sales. For the 38th consecutive year we delivered profitability, including record profits in 2009.

Our company's achievements over nearly four decades are as rare as one in a million... as rare as hitting the lottery...as rare as...as rare as "the American Eagle", once endangered and protected and now standing strong as the symbol of America.

I am reminded of a quote attributed to H. Ross Perot from the book *"On Wings of Eagles"*, by Ken Follett, *"Eagles don't flock. They have to be found one at a time." We are the American business dream . . . a company of eagles . . . found one at a time . . . standing strong . . . even stronger.*

Strong in more ways...

Through organic growth, strategic acquisitions, expanded product offerings and innovations, we transformed our business from a small start-up company to a diversified, major player in the niche snack food and frozen beverage industry. Our core products including SUPERPRETZEL, ICEE frozen beverages, churros, frozen juice bars and desserts continue to grow and expand their markets. And recent product innovations and benefits from "eagle-eyed" acquisitions contributed significantly to last years record performance.

STRONG WITH MORE PRODUCTS...

New product offerings like Funnel Cake Fries, Benefit Reduced-Fat Cookies and Whole Fruit frozen desserts and novelties are being well received. Daddy Rays fig and fruit bars helped our Company expand in the rapidly growing dollar store channel. Our food service and retail supermarket groups put together banner years.

Country Home Bakers significantly improved in its role as both a branded and private label cookie, bread and biscuit provider and contributed strongly to our overall performance this past year.

The ICEE Company, including ICEE, ARCTIC BLAST, and SLUSH PUPPIE had its best overall year ever and the integration of the SLUSH PUPPIE product line is now complete.

STRONG WITH PEOPLE AND PERFORMANCE...

We continue to invest in our businesses and seek selective "well fitting" acquisitions. We remain debt free . . . yes **no debt** . . . debt free. And we have been returning a dividend to our shareholders for five years without interruption.

Spoiled by our standards, but not our successes, we are and will continue to remain conservative with our discipline while liberal with our thinking. Our Research and Development, Marketing, and Manufacturing Teams have been strengthened.

Last year I closed my message with "Our Company, born of ashes and dusted by destiny, represents all of what is right in this country. This tiny eight employee company that was purchased out of bankruptcy in 1971 found niches, gathered special people and niche products and mixed them together carefully with the passion and pride that is the essence of the American Dream. What a great country."

No way can I improve on that sentiment.

Together we stand strong...even stronger!

We thank all of our employees, customers and partners who have helped us achieve this success.

Sincerely,

Gerald B. Shreiber
President and Chairman
December 1, 2009

accomplish CARING generous
STRIVE competitive thankful
tenacious envision INFLUENTIAL

J & J SNACK FOODS CORP.
2009 FORM 10-K ANNUAL REPORT

PART I

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

PART I

Item 1. Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, FRUIT-A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S* and MINUTE MAID** brand names. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include churros (an Hispanic pastry), funnel cake and bakery products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen uncarbonated beverage.

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

The Company made no material acquisitions in fiscal year 2009 but has made material acquisitions in prior years as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

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

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products — including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, BARQ’S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

*	BARQ’S is a registered trademark of Barq’s Inc.

**	MINUTE MAID is a registered trademark of the Coca-Cola Company

The Restaurant Group

We sell direct to the public through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST, SANDWICH TWIST, CINNAPRETZEL* and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 20% of the Company’s revenue in fiscal year 2009, 20% in 2008, and 22% in 2007.

The Company’s soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company’s soft pretzels from the USDA.

The Company’s soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to ten ounces in weight, are shaped and formed by the Company’s twister machines. These soft pretzel tying machines are automated, high-speed machines for twisting dough into the traditional pretzel shape. Additionally, we make soft pretzels which are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, FRUIT-A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 13% of the Company’s revenue in 2009, 13% in fiscal year 2008 and 14% in 2007.

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

*	CINNAPRETZEL is a registered trademark of Cinnabon, Inc.

Churros

The Company’s churros are sold primarily under the LA CHURROS and TIO PEPE’S brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 5% of the Company’s sales in fiscal year 2009, 4% in 2008 and 4% in 2007. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, muffins and donuts. In 2007, biscuits and dumplings under the MARY B’S name and fruit and fig bars, under the DADDY RAY’S name, were added through acquisitions. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 35% of the Company’s sales in fiscal year 2009, 35% in 2008 and 32% in 2007.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in The Restaurant Group and Frozen Beverages segments. Frozen beverage sales amounted to 17% of revenue in fiscal 2009, 18% in 2008 and 19% in 2007.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE and ARCTIC BLAST brands at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. The Company also provides managed service and sells equipment in its Frozen Beverages segment, revenue from which amounted to 9% of sales in 2009, 9% of sales in 2008 and 8% of the Company’s sales in fiscal year 2007. The Company sells frozen uncarbonated beverages under the SLUSH PUPPIE brand through a distributor network.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 87,000 Company-owned and customer-owned dispensers.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 42% of our sales during fiscal years 2009, 2008 and 2007, respectively, with our largest customer accounting for 9% of our sales in 2009, 9% in 2008 and 8% in 2007. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, BARQ’S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola, Florida; and Solon, Ohio. Frozen beverages are distributed from 128 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

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

Supplies

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s soft pretzel twisting equipment and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased primarily from The Coca-Cola Company, Dr Pepper/Seven Up, Inc., the Pepsi Cola Company, and Jogue, Inc. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc. and FBD Partnership.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $11,658,000, $11,078,000 and $9,785,000 in fiscal years 2009, 2008 and 2007, respectively. At September 26, 2009, the total assets of our foreign operations were approximately $8.5 million or 2% of total assets.

Employees

The Company has approximately 2,700 full- and part- time employees as of September 26, 2009. Certain production and distribution employees at the Pennsauken and Bridgeport, New Jersey plants are covered by a collective bargaining agreement which expires in September 2013.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 42% of our sales during fiscal years 2009, 2008 and 2007, respectively, with our largest customer accounting for 9% of our sales in 2009, 9% in 2008 and 8% in 2007. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $11,658,000, $11,078,000, and $9,785,000 in fiscal years 2009, 2008 and 2007, respectively. At September 26, 2009, the total assets of our foreign operations were approximately $8.5 million or 2% of total assets.

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

Item 2. Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 65% of capacity. The Company leases a 101,200 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey through March 2022. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company also leases, through January 2022, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant. The Company leases through January 2011 an additional 23,000 square feet of warehouse space several blocks distant from these facilities.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. The facility is used by the Company to manufacture some of its products including funnel cake, pretzels, churros and cookies. The facility operates at about 85% of capacity.

The Company’s primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2017. The Company leases an additional 45,000 square feet of office and warehouse space, adjacent to its manufacturing facility, through November 2017. The manufacturing facility operates at approximately 55% of capacity.

The Company leases through November 2017 a 25,000 square foot frozen juice treat and dessert manufacturing facility located in Norwalk (Los Angeles), California which operates at approximately 50% of capacity.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2010. The facility operates at about 55% of capacity.

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility and a 42,000 square foot dry storage warehouse located on six acres in Scranton, Pennsylvania. The manufacturing facility, which was expanded from 26,000 square feet in 1998, operates at approximately 60% of capacity.

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2017. The facility operates at approximately 60% of capacity.

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

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. The buildings are leased through December 2015. The manufacturing facility operates at approximately 45% of capacity.

The Company owns a 65,000 square foot fig and fruit bar manufacturing facility located on 9-1/2 acres in Moscow Mills (St. Louis), Missouri. The facility operates at about 65% of capacity.

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings. The building is approximately 14,000 square feet and the lease runs through December 2010. The manufacturing facility operates at approximately 75% of capacity.

The Company’s Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are owned and located in an 11,000 square foot building in Lancaster, Pennsylvania.

The Company also leases approximately 134 warehouse and distribution facilities in 44 states, Mexico and Canada.

Item 3. Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 26, 2009.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 27, 2008 and September 26, 2009.

Common Stock Market Price

	High	Low	Declared Dividend
Fiscal 2008
First quarter	$38.76	$29.01	$.0925
Second quarter	31.85	23.38	.0925
Third quarter	29.97	26.74	.0925
Fourth quarter	36.07	27.00	.0925
Fiscal 2009
First quarter	$34.50	$24.07	$.0975
Second quarter	36.57	30.12	.0975
Third quarter	40.14	32.10	.0975
Fourth quarter	44.75	35.17	.0975

As of November 20, 2009, there were about 6,000 beneficial shareholders.

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. No shares were repurchased in the fourth quarter of the year. Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In our 2008 fiscal year ended September 27, 2008, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000. The Company did not repurchase any of its common stock in fiscal year 2007.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

Item 6. Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2007, 2008 and 2009.

	Fiscal year ended in September (In thousands except per share data)
	2009	2008	2007	2006	2005
Net Sales	$653,047	$629,359	$568,901	$514,831	$457,112
Net Earnings	$41,312	$27,908	$32,112	$29,450	$26,043
Total Assets	$439,827	$408,408	$380,288	$340,808	$305,924
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	$381	$474	$565	$—	$—
Stockholders’ Equity	$342,844	$316,778	$295,582	$263,656	$234,762

Common Share Data
Earnings Per Diluted Share	$2.21	$1.47	$1.69	$1.57	$1.40
Earnings Per Basic Share	$2.23	$1.49	$1.72	$1.60	$1.43
Book Value Per Share	$18.51	$16.90	$15.80	$14.28	$12.85
Common Shares Outstanding At Year End	18,526	18,748	18,702	18,468	18,272
Cash Dividends Declared Per Common Share	$.39	$.37	$.34	$.30	$.25

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

Revenue Recognition — We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis. We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months. We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or determinable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine the amount of liability to record is cumbersome and subject to inaccuracies. However, we feel that due to constant monitoring of the process, any inaccuracies would not be material. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14,000,000 and $12,090,000 at September 26, 2009 and September 27, 2008, respectively.

Accounts Receivable — We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have approximately 10 customers with accounts receivable balances of between $1 million to $7 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed, could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $492,000, $502,000 and $189,000 for the fiscal years 2009, 2008 and 2007, respectively. At September 26, 2009 and September 27, 2008, our accounts receivables were $59,734,000 and $61,176,000, net of an allowance for doubtful accounts of $623,000 and $926,000.

Asset Impairment — We have three reporting units with goodwill totaling $60,314,000 as of September 26, 2009. We utilize historical reporting unit cash flows (defined as reporting unit operating income plus depreciation and amortization) as a proxy for expected future reporting unit cash flows to evaluate the fair value of these reporting units. If the fair value estimated substantially exceeds the carrying value of the reporting unit, including the goodwill, if any, associated with that unit, we do not recognize any impairment loss. We generally do not engage a third party to assist in this analysis as we believe that our in-house expertise is adequate to perform the analysis.

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

Insurance Reserves — We have a self-insured medical plan which covers approximately 1,200 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 26, 2009 and September 27, 2008 was $1,157,000 and $772,000, respectively. Considering that we have stop loss coverage of $175,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2009 and 2008 was $2,300,000 and $1,600,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $7,100,000 and $6,400,000 at September 26, 2009 and September 27, 2008, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 26, 2009 and September 27, 2008, we had outstanding letters of credit totaling $8,675,000 and $9,475,000, respectively.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2009 (52 weeks) Compared to Fiscal 2008 (52 weeks)

Net sales increased $23,688,000, or 4%, to $653,047,000 in fiscal 2009 from $629,359,000 in fiscal 2008.

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

Food Service

Sales to food service customers increased $17,559,000, or 4%, to $417,753,000 in fiscal 2009. Soft pretzel sales to the food service market decreased $313,000, or about 1/3 of one percent, to $99,471,000 for the year. Unit sales of soft pretzels were down 3% for the year. Sales of bakery products excluding biscuit and dumpling sales and fruit and fig bar sales, increased $6,607,000, or 4%, for the year. Biscuit and dumpling sales were up 8% to $32,845,000 due to increased distribution and new product offerings. Sales of fig and fruit bars increased 11% to $29,497,000 due to strong volume growth spread across our customer base. Churro sales were up 16% for the year with $29,404,000 of sales in 2009 with over 80% of the sales increase coming from sales to one customer. Frozen juice bar and ices sales decreased $934,000 or 2% to $50,272,000 for the year. Sales of our funnel cake products were up $2,872,000, or 49%, with sales to one customer accounting for about one-half of the increase. The changes in sales throughout the Food Service segment were from a combination of volume changes and price increases.

Retail Supermarkets

Sales of products to retail supermarkets increased $8,046,000 or 14% to $65,158,000 in fiscal 2009. Total soft pretzel sales to retail supermarkets were $30,506,000, an increase of 11% from fiscal 2008, on a unit volume decrease of 2%. Sales of frozen juice bars and ices increased 19% to $37,819,000 in 2009 on a case volume increase of 25%. Increased trade spending of $1.3 million for the introduction of new frozen novelty items and a shift in product mix reduced sales dollars in relation to the unit volume increases. Coupon costs, a reduction of sales, increased 38% or about $1,029,000 for the year.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 23% primarily due to closings or licensings of stores in the past year. At September 26, 2009, we had 4 stores open. Sales of stores open for both years were down 7% for the year.

Frozen Beverages

Frozen beverage and related product sales decreased $1,539,000 or 1% to $168,879,000 in fiscal 2009. Beverage sales alone were down 1% for the year. Gallon sales were down 2% for the year in our base ICEE business. Service revenue increased $3,210,000, or 8%, to $42,013,000 for the year as we continue to grow this part of our business. Frozen carbonated machine sales decreased $2,834,000 to $10,004,000 for the year.

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

Gross profit as a percent of sales increased 2.28 percentage points in 2009 from 2008 to 32%.

Lower commodity costs in excess of $11,000,000, higher pricing and increased efficiencies due to volume in some of our product lines partially offset by higher workers’ compensation and group health insurance expense were the primary drivers causing the gross profit percentage increase.

Total operating expenses decreased $1,665,000 to $141,906,000 in fiscal 2009 and as a percentage of sales decreased 1.08 percentage points to 22% of sales in 2009. Other general income was $5,000 this year. Other general income of $375,000 last year primarily consisted of gains on the disposition of assets and insurance gains in our Food Service and Frozen Beverages segments offset by store closing costs in our Restaurant Group segment of $102,000. Marketing expenses decreased .45 percentage points and remained at 11% of sales. Controlled spending in our Food Service and Frozen Beverages segments accounted for the overall decline. Distribution expenses decreased .75 of a percentage point and remained at 8% of sales due to lower freight and fuel costs. Administrative expenses were about 3-1/2% of sales in both years.

Operating income increased $23,602,000, or 54%, to $66,938,000 in fiscal 2009 as a result of the aforementioned items.

Investment income decreased by $1,279,000 to $1,386,000 due to the general decline in the level of interest rates.

The effective income tax rate was 39% in both fiscal years.

Net earnings increased $13,404,000, or 48%, in fiscal 2009 to $41,312,000, or $2.21 per diluted share as a result of the aforementioned items.

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

LIQUIDITY AND CAPITAL RESOURCES

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, our current cash and cash equivalent balances and our investment securities is sufficient to fund future growth and expansion. See Note C to these financial statements for a discussion of our investment securities.

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,428,000 in accumulated other comprehensive loss in 2009 and a decrease of $3,000 in 2008 and an increase of $42,000 in 2007. In 2009, sales of the two subsidiaries were $11,658,000 as compared to $11,078,000 in 2008 and $9,785,000 in 2007.

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In our 2008 fiscal year ended September 27, 2008, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000. The Company did not repurchase any of its common stock in fiscal year 2007.

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 26, 2009 and September 27, 2008. The significant financial covenants are:

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

We were in compliance with the financial covenants described above at September 26, 2009.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2009 and 2008 was $2,300,000 and $1,600,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 26, 2009 and September 27, 2008, we had outstanding letters of credit totaling $8,675,000 and $9,475,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, including current maturities	$—	$—	$—	$—	$—
Capitalized lease obligations	381	96	199	86	—
Purchase commitments	46,000	46,000	—	—	—
Operating leases	43,176	9,167	13,893	7,626	12,490
Total	$89,557	$55,263	$14,092	$7,712	$12,490

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2009 Compared to Fiscal 2008

Cash and cash equivalents and marketable securities held to maturity net of a decline in auction market preferred stock increased $37,055,000, or 45%, to $118,990,000 from a year ago primarily because net cash provided by operating activities of $80,633,000 was more than cash used for purchases of property, plant and equipment by $53,443,000, which was partially offset by cash used in financing activities of $15,740,000.

Trade receivables decreased $1,442,000, or 2%, to $59,734,000 in 2009 due primarily to better management of receivables. Inventories decreased $3,091,000 or 6% to $46,004,000 in 2009 due to lower unit costs of inventories, improved management and timing.

Net property, plant and equipment increased $4,109,000 to $97,173,000 because purchases of fixed assets for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets.

Other intangible assets, less accumulated amortization decreased $4,508,000 to $49,125,000 due completely to amortization.

Goodwill was unchanged at $60,314,000 from September 27, 2008 to September 26, 2009.

Accounts payable and accrued liabilities decreased $14,000.

Accrued compensation expense increased 14% to $11,656,000 due to an increase in our employee base, a general increase in the level of pay rates and higher bonuses due to be paid.

Deferred income tax liabilities increased by $3,977,000 to $27,033,000 which related primarily to amortization of goodwill and other intangible assets and depreciation of property, plant and equipment.

Other long-term liabilities at September 26, 2009 include $1,895,000 of gross unrecognized tax benefits.

Common stock decreased $6,638,000 to $41,777,000 in 2009 because increases totalling $4,923,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees and share-based compensation expense were less than the repurchase of common stock of $12,510,000 by $6,638,000.

Net cash provided by operating activities increased $25,736,000 to $80,633,000 in 2009 primarily because of the increase to net earnings of $13,404,000 and decreases in accounts receivable, inventories and prepaid expenses totalling $4,174,000 compared to increases in those assets totalling $7,686,000 last year.

Net cash used in investing activities increased $28,971,000 to $47,825,000 in 2009 from $18,854,000 in 2008 primarily because of increased purchases of marketable securities, net of proceeds.

Net cash used in financing activities of $15,740,000 in 2009 compared to net cash used by financing activities of $7,600,000 in 2008. The increase was caused primarily by an increase of $8,971,000 in payments to repurchase common stock.

In 2009, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the purchase of companies, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 26, 2009, we may borrow in the future depending on our needs.

Fiscal 2008 Compared to Fiscal 2007

Cash and cash equivalents, marketable securities held to maturity and auction market preferred stock increased $24,916,000, or 44%, to $81,935,000 from a year ago primarily because net cash provided by operating activities of $54,897,000 was more than cash used for purchases of property, plant and equipment and for purchase of companies by $32,116,000, which was partially offset by cash used in financing activities of $7,600,000.

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

In 2008, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets and purchases of property, plant and equipment. Additionally, in 2008, due to the failure of the auction market, we reclassified a portion of our investment securities to long-term assets (see Note C to these financial statements). Other variables which in the past have had a significant impact on our change in cash and cash equivalents are payments for the repurchase of common stock, payments for the purchases of companies, proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 27, 2008, we may borrow in the future depending on our needs.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 26, 2009, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 26, 2009, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 26, 2009 because it does not believe its foreign exchange exposure is significant.

Item 8. Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting, as of September 26, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 26, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 26, 2009, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption

“Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 8, 2010 (“2009 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2009 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 8, 2010, is incorporated herein by reference.

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

Item 11. Executive Compensation

Information concerning executive compensation appearing in the Company’s 2009 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 8, 2010 or until their successors are duly elected.

Name	Age	Position
Gerald B. Shreiber	68	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	54	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Radano	60	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	49	President of The ICEE Company Subsidiary
Vincent Melchiorre	49	Executive Vice President and Chief Marketing Officer

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

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 26, 2009.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	746,000	$23.70	1,321,000
Equity compensation plans not approved by security holders	—	—	—
Total	746,000	$23.70	1,321,000

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

(2)  Financial Statement Schedule — Page S-1

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or because the information required is contained in the financial statements or notes thereto.

(b)	Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990. (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990.)

3.2	Revised Bylaws adopted May 17, 2006. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)

4.3	Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)

10.1	Proprietary Exclusive Manufacturing Agreement dated July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc. (Incorporated by reference from the Company’s Form S-1 dated February 4, 1986, file no. 33-2296).

10.2*	J & J Snack Foods Corp. Stock Option Plan. (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 19, 2002.)

10.3*	Adoption Agreement for MFS Retirement Services, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, effective September 1, 2004. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)

10.4*	J & J Snack Foods Corp. Directors’ and Consultants’ Deferred Compensation Plan adopted November 21, 2005. (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006.)

10.6	Lease dated September 24, 1991 between J & J Snack Foods Corp. of New Jersey and A & H Bloom Construction Co. for the 101,200 square foot building next to the Company’s manufacturing facility in Pennsauken, New Jersey. (Incorporated by reference from the Company’s Form 10-K dated December 17, 1991.)

10.7	Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 21, 1995.)

10.8*	J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).

10.11	Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility. (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).

10.12	Employment agreement between Vincent A. Melchiorre and J & J Snack Foods Corp. (Incorporated by reference from the Company’s 8-K dated June 5, 2007).

10.13**	Lease dated July 15, 2009 between J & J Snack Foods Sales Corp. and The Bloom Organization of South Jersey, LLC for the 101,200 square foot building next to the Company’s manufacturing facility in Pennsauken, New Jersey.

10.14**	Leases and amendments to leases between Liberty Venture I, LP and J & J Snack Foods Corp. for the three buildings located in Bridgeport, New Jersey.

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Compensatory Plan

**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

December 8, 2009	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 8, 2009	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
December 8, 2009	/s/ Dennis G. Moore Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)
December 8, 2009	/s/ Sidney R. Brown Sidney R. Brown, Director
December 8, 2009	/s/ Peter G. Stanley Peter G. Stanley, Director
December 8, 2009	/s/ Leonard M. Lodish Leonard M. Lodish, Director

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
J & J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J & J Snack Foods Corp. and Subsidiaries as of September 26, 2009 and September 27, 2008, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2009 (52 weeks, 52 weeks, and 52 weeks, respectively). Our audits of the basic financial statements included the financial statement schedule, listed in the index appearing under Item 15(a)(2). We have also audited J & J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J & J Snack Foods Corp. and Subsidiaries’ management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on J & J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J & J Snack Foods Corp. and Subsidiaries as of September 26, 2009 and September 27, 2008, and the consolidated results of its operations and its consolidated cash flows for each of the three fiscal years in the period ended September 26, 2009 (52 weeks, 52 weeks and 52 weeks) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, J & J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

As discussed in Note A to the consolidated financial statements, the Company has adopted Accounting Standards Codification No. 740, Income Taxes, relating to uncertainties in income taxes in 2008.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

December 8, 2009

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 26, 2009	September 27, 2008
	(in thousands, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$60,343	$44,265
Marketable securities held to maturity	38,653	2,470
Auction market preferred stock	—	14,000
Receivables
Trade, less allowances of $623 and $926, respectively	59,734	61,176
Other	808	677
Inventories	46,004	49,095
Prepaid expenses and other	1,910	1,962
Deferred income taxes	3,659	3,555
Total current assets	211,111	177,200

Property, Plant and Equipment, at cost	383,156	364,164
Less accumulated depreciation and amortization	285,983	271,100
	97,173	93,064
Other Assets
Goodwill	60,314	60,314
Other intangible assets, net	49,125	53,633
Marketable securities held to maturity	19,994	—
Auction market preferred stock	—	21,200
Other	2,110	2,997
	131,543	138,144
	$439,827	$408,408
Liabilities and Stockholders’ Equity
Current Liabilities
Current obligations under capital leases	$96	$93
Accounts payable	48,204	48,580
Accrued liabilities	5,919	5,557
Accrued compensation expense	11,656	10,232
Dividends payable	1,804	1,732
Total current liabilities	67,679	66,194

Long-term obligations under capital leases	285	381
Deferred income taxes	27,033	23,056
Other long-term liabilities	1,986	1,999
Stockholders’ Equity
Preferred stock, $1 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,526,000 and 18,748,000 respectively	41,777	48,415
Accumulated other comprehensive loss	(3,431)	(2,003)
Retained earnings	304,498	270,366
	342,844	316,778
	$439,827	$408,408

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

	Fiscal year ended
	September 26, 2009 (52 weeks)	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)
Net Sales	$653,047	$629,359	$568,901
Cost of goods sold(1)	444,203	442,452	382,374
Gross profit	208,844	186,907	186,527
Operating expenses
Marketing(2)	69,493	69,792	70,248
Distribution(3)	49,705	52,609	48,945
Administrative(4)	22,713	21,545	20,142
Other general income	(5)	(375)	(1,388)
	141,906	143,571	137,947
Operating income	66,938	43,336	48,580

Other income (expenses)
Investment income	1,386	2,665	2,720
Interest expense and other	(115)	(116)	(142)
	1,271	2,549	2,578
Earnings before income taxes	68,209	45,885	51,158

Income taxes	26,897	17,977	19,046

NET EARNINGS	$41,312	$27,908	$32,112

Earnings per diluted share	$2.21	$1.47	$1.69

Weighted average number of diluted shares	18,713	19,008	19,005

Earnings per basic share	$2.23	$1.49	$1.72

Weighted average number of basic shares	18,516	18,770	18,635

(1)	Includes share-based compensation expense of $211 for the year ended September 26, 2009, $229 for the year ended September 27, 2008 and $227 for the year ended September 29, 2007.

(2)	Includes share-based compensation expense of $729 for the year ended September 26, 2009, $799 for the year ended September 27, 2008 and $716 for the year ended September 29, 2007.

(3)	Includes share-based compensation expense of $21 for the year ended September 26, 2009, $23 for the year ended September 27, 2008 and $50 for the year ended September 29, 2007.

(4)	Includes share-based compensation expense of $755 for the year ended September 26, 2009, $800 for the year ended September 27, 2008 and $747 for the year ended September 29, 2007.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income
Balance at October 1, 2006	18,468	$41,098	$(1,964)	$224,522	$263,656
Issuance of common stock upon exercise of stock options	211	3,669	—	—	3,669
Issuance of common stock for employee stock purchase plan	23	700	—	—	700
Foreign currency translation adjustment	—	—	(42)	—	(42)	$(42)
Issuance of common stock under deferred stock plan	—	275	—	—	275
Dividends declared	—	—	—	(6,326)	(6,326)
Share-based compensation	—	1,538	—	—	1,538
Net earnings	—	—	—	32,112	32,112	32,112
Comprehensive income	—	—	—	—	—	$32,070
Balance at September 29, 2007	18,702	$47,280	$(2,006)	$250,308	$295,582
Cumulative effective of change in accounting for income taxes	—	—	—	(925)	(925)
Issuance of common stock upon exercise of stock options	150	2,029	—	—	2,029
Issuance of common stock for employee stock purchase plan	31	782	—	—	782
Foreign currency translation adjustment	—	—	3	—	3	$3
Issuance of common stock under deferred stock plan	—	388	—	—	388
Dividends declared	—	—	—	(6,925)	(6,925)
Share-based compensation	—	1,475	—	—	1,475
Repurchase of common stock	(135)	(3,539)	—	—	(3,539)
Net earnings	—	—	—	27,908	27,908	27,908
Comprehensive income	—	—	—	—	—	$27,911
Balance at September 27, 2008	18,748	$48,415	$(2,003)	$270,366	$316,778
Issuance of common stock upon exercise of stock options	198	3,284	—	—	3,284
Issuance of common stock for employee stock purchase plan	26	687	—	—	687
Foreign currency translation adjustment	—	—	(1,428)	—	(1,428)	$(1,428)
Issuance of common stock under deferred stock plan	5	368	—	—	368
Dividends declared	—	—	—	(7,180)	(7,180)
Share-based compensation	—	1,533	—	—	1,533
Repurchase of common stock	(451)	(12,510)	—	—	(12,510)
Net earnings	—	—	—	41,312	41,312	41,312
Comprehensive income	—	—	—	—	—	$39,884
Balance at September 26, 2009	18,526	$41,777	$(3,431)	$304,498	$342,844

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	September 26, 2009 (52 weeks)	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)
Operating activities:
Net earnings	$41,312	$27,908	$32,112
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	22,663	22,181	22,451
Amortization of intangibles and deferred costs	5,090	5,289	4,557
Gains from disposals and impairment of property & equipment	(31)	(174)	(49)
Other	—	—	(150)
Share-based compensation	1,716	1,851	1,740
Deferred income taxes	3,839	3,446	557
Changes in assets and liabilities, net of effects from purchase of companies:
Decrease (increase) in accounts receivable	1,144	(4,701)	(569)
Decrease (increase) in inventories	2,993	(2,448)	(5,722)
Decrease (increase) in prepaid expenses and other	37	(537)	(65)
Increase in accounts payable and accrued liabilities	1,870	2,082	2,981
Net cash provided by operating activities	80,633	54,897	57,843
Investing activities:
Purchases of property, plant and equipment	(27,190)	(22,781)	(22,765)
Payments for purchases of companies, net of cash acquired	—	—	(52,747)
Purchase of marketable securities	(66,380)	(2,470)	—
Proceeds from redemption and sales of marketable securities	10,204	—	—
Purchase of auction market preferred stock	—	(10,500)	(60,875)
Proceeds from redemption and sales of auction market preferred stock	35,200	16,500	78,882
Proceeds from disposal of property and equipment	326	932	592
Other	15	(535)	(921)
Net cash used in investing activities	(47,825)	(18,854)	(57,834)

Financing activities:
Payments to repurchase common stock	(12,510)	(3,539)	—
Proceeds from issuance of common stock	3,971	2,811	4,369
Payments of cash dividend	(7,108)	(6,781)	(6,123)
Payments on capitalized lease obligations	(93)	(91)	(15)
Net cash used in financing activities	(15,740)	(7,600)	(1,769)
Effect of exchange rate on cash and cash equivalents	(990)	3	(42)
Net increase (decrease) in cash and cash equivalents	16,078	28,446	(1,802)
Cash and cash equivalents at beginning of year	44,265	15,819	17,621
Cash and cash equivalents at end of year	$60,343	$44,265	$15,819

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

2. Revenue Recognition

We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis. We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months. We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or determinable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $49,705,000, $52,609,000 and $48,945,000 for the fiscal years ended 2009, 2008 and 2007, respectively.

During the years ended September 26, 2009, September 27, 2008 and September 29, 2007, we sold $16,745,000, $11,881,000 and $9,000,000, respectively, of service contracts related to frozen beverage machines. At September 26, 2009 and September 27, 2008, deferred income on service contracts was $1,424,000 and $1,130,000, respectively, of which $90,000 and $144,000 is included in other long-term liabilities as of September 26, 2009 and September 27, 2008, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Service contract income of $16,451,000, $11,911,000 and $9,612,000 was recognized for the fiscal years ended 2009, 2008 and 2007, respectively.

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

6. Concentrations of Credit Risk and Accounts Receivable

We maintain cash balances at financial institutions located in various states. Some of our accounts are insured by the Federal Deposit Insurance Corporation up to $250,000. We customarily maintain cash balances in excess of these insurance limits. Some of our cash is in bank accounts which are insured by the Federal Deposit Insurance Corporation with no limit.

Other financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have approximately 10 customers with accounts receivable balances of between $1 million to $7 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 42% of our sales during fiscal years 2009, 2008 and 2007, respectively, with our largest customer accounting for 9% of our sales in 2009, 9% in 2008 and 8% in 2007. Three of the ten customers are food distributors who sell our product to many end users.

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

7. Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out or weighted-average method) or market. We recognize abnormal amounts of idle facilities, freight, handling costs, and spoilage as charges of the current period. Additionally, we allocate fixed production overheads to inventories based on the normal capacity of our production facilities. We calculate normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. This requires us to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production is not increased. However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost.

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used. At September 26, 2009 and September 27, 2008, our reserve for inventory was $4,209,000 and $3,817,000, respectively.

8. Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale; however, we have classified our auction market preferred stock separately on our balance sheet and in our statement of cash flows because of the failure of the auction market beginning in February 2008. The balance of our investment

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

portfolio consists solely of investments classified as held to maturity. See Note C for further information on our holdings of investment securities.

9. Depreciation and Amortization

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. We review our equipment and buildings to ensure that they provide economic benefit and are not impaired.

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

Additionally, we recognize a liability for income taxes and associated penalties and interest for tax positions taken or expected to be taken in a tax return which are more likely than not to be overturned by taxing authorities (“uncertain tax positions”). We have not recognized a tax benefit in our financial statements for these uncertain tax positions.

On September 30, 2007, the first day of the 2008 fiscal year, we recognized a $925,000 decrease to opening retained earnings from the cumulative effect of recognizing a liability for uncertain tax positions. As of September 26, 2009, the total amount of gross unrecognized tax benefits is $1,895,000, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. The Company had $742,000 and $588,000 of accrued interest and penalties as of September 26, 2009 and September 27, 2008, respectively. We recognized $3,000 and $6,000 of penalties and interest in the years ended September 26, 2009 and September 27, 2008, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at September 27, 2008	$1,735
Additions based on tax positions related to the current year	246
Reductions for tax positions of prior years	(86)
Settlements	—
Balance at September 26, 2009	$1,895

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

12. Earnings Per Common Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options) or other contracts to issue common stock were exercised and converted into common stock.

Our calculation of EPS is as follows:

	Fiscal Year Ended September 26, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$41,312	18,516	$2.23
Effect of Dilutive Securities
Options	—	197	(.02)
Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$41,312	18,713	$2.21

114,236 anti-dilutive shares have been excluded in the computation of 2009 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 27, 2008
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

	Fiscal Year Ended September 29, 2007
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

13. Accounting for Stock-Based Compensation

At September 26, 2009, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands, except per share amounts)
Stock options	$508	$1,019	$833
Stock purchase plan	237	137	146
Deferred stock issued to outside directors	138	138	138
Restricted stock issued to an employee	87	100	31
	$970	$1,394	$1,148
Per diluted share	$.05	$.07	$.06
The above compensation is net of tax benefits	$746	$457	$592

At September 26, 2009, the Company has unrecognized compensation expense of approximately $650,000 to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2009, 2008 and 2007: expected volatility of 23.3% for fiscal year 2009, 25.2% for year 2008 and 27.4% for year 2007; weighted average risk-free interest rates of 2.70%, 3.60% and 4.57%; dividend rate of 1.2%, 1.1% and .9% and expected lives ranging between 5 and 10 years for all years. Expected forfeiture rates of 15% were used for all years.

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

14. Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $2,267,000, $1,666,000, and $4,084,000 for the fiscal years 2009, 2008 and 2007, respectively.

15. Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 26, 2009, we have approximately $46 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

16. Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $761,000, $571,000 and $529,000 for the fiscal years 2009, 2008 and 2007, respectively.

17. Recent Accounting Pronouncements

In December 2007, the FASB issued guidance expanding the definition of a business combination and requiring the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. The guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, the guidance requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. We will adhere to this guidance effective for our first quarter of Fiscal 2010.

In August 2008, the FASB issued guidance that revises the factors that a company should consider to develop renewal or extension assumptions used in estimating the useful life of a recognized intangible asset. The new guidance will apply to all intangible assets acquired after the guidance’s effective date. The guidance also requires new disclosures for all intangible assets recognized as of, and subsequent to, the effective date. The underlying purpose of the guidance is to improve the consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of an intangible asset. This guidance is effective for our 2010 fiscal year. We are evaluating the effect the implementation of this guidance will have on our consolidated financial statements.

In April 2009, the FASB issued guidance that amends the provisions in its guidance issued in December 2007 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This revised guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, included in the December 2007 guidance and carries forward most of the provisions related to acquired contingencies in its June 2001 guidance. This guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of our fiscal year 2010. The effect of this guidance on our consolidated financial statements will depend upon the nature, terms and size of any acquired contingencies consummated in fiscal year 2010 or later.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“the Codification”), which establishes the Codification as the source of authoritative accounting guidance to be applied in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during our fiscal year ended September 26, 2009.

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

The following pro forma information discloses net sales, net earnings and earnings per share for the three fiscal years ended September 26, 2009 including the sales and net earnings of Hom/Ade, Radar and Slush Puppie for all periods.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B — ACQUISITIONS (Continued)

The impact of the other acquisitions made during the periods on net sales, net earnings and earnings per share was not significant.

	Pro Forma
	Fiscal year ended
	September 26, 2009 (52 weeks)	September 27, 2008 (52 weeks)	September 29, 2007 (52 weeks)
	(in thousands except per share information)
Net Sales	$653,047	$629,359	$581,024
Net Earnings	$41,312	$27,908	$33,235
Earnings per diluted share	$2.21	$1.47	$1.75
Earnings per basic share	$2.23	$1.49	$1.78

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the accompanying consolidated financial statements from their acquisition dates.

NOTE C — INVESTMENT SECURITIES

We have classified our investment securities as marketable securities held to maturity and auction market preferred stock (AMPS). The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB has established three levels of inputs that may be used to measure fair value:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

We have concluded that the carrying value of 26 week certificates of deposit placed through the Certificate of Deposit Account Registry Service equals fair market value. Other marketable securities held to maturity values are derived solely from level 1 inputs. We have no holdings of AMPS at September 26, 2009.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 26, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Unrealized Losses	Market Value
	(in thousands)
US Government Agency Debt	$6,009	$22	$1	$6,030
FDIC Backed Corporate Debt	13,213	198	—	13,411
Certificates of Deposit	39,425	21	3	39,443
	$58,647	$241	$4	$58,884

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 26, 2009 and September 27, 2008 are summarized as follows:

	September 26, 2009		September 27, 2008
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$38,653	$38,668	$2,470	$2,464
Due after one year through five years	19,994	20,216	—	—
Total held to maturity securities	$58,647	$58,884	$2,470	$2,464
Less current portion	38,653	38,668	2,470	2,464
Long term held to maturity securities	$19,994	$20,216	$—	$—

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

On August 21, 2008, Merrill Lynch announced a plan to purchase, at par, AMPS held by J & J and other of its clients. Redemption of our AMPS subsequent to the failure of the auction process in February 2008 was $10,000,000, our carrying value, in the year ended September 27,2008 and $15,400,000, also our carrying value, in the year ended September 26, 2009. In January 2009, we sold $19,800,000 of our AMPS to Merrill Lynch at our carrying value.

Proceeds from the sale and redemption of AMPS were $35,200,000 in the year ended September 26, 2009, with no gain or loss recorded. Proceeds from the sale and redemption of AMPS were $16,500,000 in the year ended September 27, 2008, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Proceeds from the sale and redemption of marketable securities were $10,204,000 in the year ended September 26, 2009, and none in the prior year, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D — INVENTORIES

Inventories consist of the following:

	September 26, 2009	September 27, 2008
	(in thousands)
Finished goods	$19,913	$23,512
Raw materials	8,060	7,658
Packaging materials	5,141	5,405
Equipment parts and other	12,890	12,520
	$46,004	$49,095

Inventory is presented net of an allowance for obsolescence of $4,209,000 and $3,817,000 as of fiscal year ends 2009 and 2008, respectively.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 26, 2009	September 27, 2008	Estimated Useful Lives
	(in thousands)
Land	$1,416	$1,416	—
Buildings	8,672	8,672	15–39.5 years
Plant machinery and equipment	133,758	124,591	5–20 years
Marketing equipment	202,708	195,878	5–7 years
Transportation equipment	2,733	2,878	5 years
Office equipment	11,461	10,820	3–5 years
Improvements	18,454	17,694	5–20 years
Construction in progress	3,954	2,215	—
	$383,156	$364,164

NOTE F — GOODWILL AND INTANGIBLE ASSETS

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarket, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 26, 2009		September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Food Service

Indefinite lived intangible assets
Trade Names	$8,180	$—	$8,180	$—

Amortized intangible assets
Non compete agreements	435	282	435	215
Customer relationships	33,287	11,526	33,287	8,087
Licenses and rights	3,606	2,061	3,606	1,835
	$45,508	$13,869	$45,508	$10,137

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F — GOODWILL AND INTANGIBLE ASSETS (Continued)

	September 26, 2009		September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Retail Supermarket

Indefinite lived intangible assets
Trade Names	$2,731	$—	$2,731	$—

The Restaurant Group

Amortized intangible assets
Licenses and rights	$—	$—	$—	$—

Frozen Beverages

Indefinite lived intangible assets
Trade Names	$9,315	$—	$9,315	$—

Amortized intangible assets
Non compete agreements	148	141	148	99
Customer relationships	6,478	2,212	6,478	1,548
Licenses and rights	1,601	434	1,601	364
	$17,542	$2,787	$17,542	$2,011

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

Aggregate amortization expense of intangible assets for the fiscal years 2009, 2008 and 2007 was $4,508,000, $4,700,000 and $3,974,000.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2010, $4,100,000 in 2011, $3,800,000 in 2012 and $3,700,000 in 2013 and 2014. The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food Service	Retail Supermarkets	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at September 26, 2009	$23,988	$—	$386	$35,940	$60,314
Balance at September 27, 2008	$23,988	$—	$386	$35,940	$60,314

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F — GOODWILL AND INTANGIBLE ASSETS (Continued)

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets. Goodwill is not amortized but is evaluated annually by management for impairment. There were no impairment charges in 2009, 2008 or 2007.

NOTE G — LONG-TERM DEBT

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 26, 2009 and September 27, 2008, there were no outstanding balances under the facility.

NOTE H — OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 26, 2009	September 27, 2008
	(in thousands)
Capital lease obligations, with interest at 2.6%, payable in monthly installments of $8,700, through August 2013	$381	$474
Less current portion	96	93
	$285	$381

NOTE I — INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands)
Current
U.S. Federal	$18,574	$11,417	$15,485
Foreign	706	844	423
State	3,744	2,270	2,581
	23,024	14,531	18,489
Deferred
U.S. Federal	3,106	2,983	474
Foreign	109	(168)	—
State	658	631	83
	3,873	3,446	557
	$26,897	$17,977	$19,046

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I — INCOME TAXES (Continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands)
Income taxes at statutory rates	$23,873	$16,059	$17,905
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	2,958	1,918	1,819
Other, net	66	—	(678)
	$26,897	$17,977	$19,046

Deferred tax assets and liabilities consist of the following:

	September 26, 2009	September 27, 2008
	(in thousands)
Deferred tax assets
Vacation accrual	$1,233	$1,117
Insurance accrual	2,943	2,634
Deferred income	67	105
Allowances	1,902	1,865
Inventory capitalization	499	519
Share-based compensation	1,113	896
Other, net	65	104
	7,822	7,240
Deferred tax liabilities
Amortization of goodwill and other intangible assets	13,388	11,899
Depreciation of property and equipment	17,793	14,818
Other, net	15	24
	31,196	26,741
	$23,374	$19,501

NOTE J — COMMITMENTS

1. Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 26, 2009:

	Plants and Offices	Equipment	Total
	(in thousands)
2010	$5,008	$4,159	$9,167
2011	4,263	3,543	7,806
2012	3,868	2,219	6,087
2013	3,516	724	4,240
2014	3,357	29	3,386
2015 and thereafter	12,490	—	12,490
	$32,502	$10,674	$43,176

Total rent expense was $12,856,000, $12,907,000 and $13,803,000 for fiscal years 2009, 2008 and 2007, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J — COMMITMENTS (Continued)

2. Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $7,100,000 and $6,400,000 at September 26, 2009 and September 27, 2008, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 26, 2009 and September 27, 2008, we had outstanding letters of credit totaling $8,675,000 and $9,475,000, respectively.

NOTE K — CAPITAL STOCK

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In our 2008 fiscal year ended September 27, 2008, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000. The Company did not repurchase any of its common stock in fiscal year 2007.

NOTE L — STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 1,400,000 shares reserved under the Plan; options for 702,000 shares remain unissued as of September 26, 2009. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2009, 2008 and 2007 employees purchased 25,803, 31,366 and 23,140 shares at average purchase prices of $26.63, $24.93 and $30.22, respectively. ESPP expense of $237,000, $137,000 and $146,000 was recognized for fiscal years 2009, 2008 and 2007, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L — STOCK OPTIONS (Continued)

A summary of the status of our stock option plans as of fiscal years 2009, 2008 and 2007 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
	Stock Options Outstanding	Weighted- Average Exercise Price	Stock Options Outstanding	Weighted- Average Exercise Price
Balance, October 1, 2007	729,935	17.93	492,354	13.30
Granted	114,700	41.45	35,000	36.49
Exercised	(151,130)	17.45	(68,000)	6.19
Cancelled	(20,100)	23.70	—

Balance, September 29, 2007	673,405	21.87	459,354	16.12
Granted	96,345	33.22	20,000	34.17
Exercised	(111,768)	16.57	(77,000)	9.66
Cancelled	(44,150)	26.36	(5,000)	38.54

Balance, September 27, 2008	613,832	24.29	397,354	18.00
Granted	4,500	32.13	—	—
Exercised	(169,388)	18.73	(71,000)	10.70
Cancelled	(20,000)	26.79	(20,000)	20.02

Balance, September 26, 2009	428,944	$26.45	306,354	$19.55
Exercisable Options, September 26, 2009	238,149		236,354

The weighted-average fair value of incentive options granted during fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $7.13, $7.99 and $11.98, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 27, 2008 and September 29, 2007 was $15.21 and $14.29, respectively. There were no non-qualified options granted during the fiscal year ended September 26, 2009. The total instrinsic value of stock options exercised was $5.4 million, $3.2 million and $5.4 million in fiscal years 2009, 2008 and 2007, respectively.

The following table summarizes information about incentive stock options outstanding at September 26, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 26, 2009	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable at September 26, 2009	Weighted- Average Exercise Price
$ 6.38 – $ 7.94	47,000	.9	years	$6.57	47,000	$6.57
$10.60 – $10.60	92,632	1.9	years	$10.60	92,632	$10.60
$27.42 – $38.28	194,612	2.2	years	$31.43	98,517	$29.70
$41.50 – $41.60	94,700	2.2	years	$41.60	—	$—
	428,944				238,149

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L — STOCK OPTIONS (Continued)

The following table summarizes information about nonqualified stock options outstanding at September 26, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 26, 2009	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable at September 26, 2009	Weighted- Average Exercise Price
$ 7.97 – $10.30	124,000	1.1	years	$9.13	124,000	$9.13
$19.77 – $27.42	92,354	3.0	years	$20.27	92,354	$20.27
$29.78 – $38.81	90,000	7.0	years	$33.17	20,000	$29.78
	306,354				236,354

NOTE M — 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,354,000, $1,411,000 and $1,333,000 were made in fiscal years 2009, 2008 and 2007, respectively.

NOTE N — CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands)
Cash paid for:
Interest	$14	$21	$6
Income taxes	21,345	13,896	17,753

Non cash items:
Capital leases	$—	$—	$580

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

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products — including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, BARQ’S FLOATZ and ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Fiscal year ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands)
Sales to external customers:
Food Service	$417,753	$400,194	$355,764
Retail Supermarket	65,158	57,112	52,131
The Restaurant Group	1,257	1,635	2,766
Frozen Beverages	168,879	170,418	158,240
	$653,047	$629,359	$568,901
Depreciation and Amortization:
Food Service	$16,530	$16,655	$16,176
Retail Supermarket	—	—	—
The Restaurant Group	33	54	60
Frozen Beverages	11,190	10,761	10,772
	$27,753	$27,470	$27,008

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O — SEGMENT REPORTING (Continued)

	Fiscal year ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands)
Operating Income (Loss):
Food Service	$45,024	$24,784	$33,417
Retail Supermarket	7,442	4,665	(2)
The Restaurant Group	(64)	(140)	31
Frozen Beverages	14,536	14,027	15,134
	$66,938	$43,336	$48,580
Capital Expenditures:
Food Service	$14,979	$11,898	$12,755
Retail Supermarket	—	—	—
The Restaurant Group	—	—	102
Frozen Beverages	12,211	10,883	9,908
	$27,190	$22,781	$22,765
Assets:
Food Service	$309,988	$277,481	$252,843
Retail Supermarket	—	—	—
The Restaurant Group	557	629	690
Frozen Beverages	129,282	130,298	126,755
	$439,827	$408,408	$380,288

NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 26, 2009
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$141,142	$40,682	$4,319	$.23
2nd Quarter	149,352	45,377	7,244	.39
3rd Quarter	179,761	61,034	14,929	.80
4th Quarter	182,792	61,751	14,820	.79
Total	$653,047	$208,844	$41,312	$2.21

	Fiscal Year Ended September 27, 2008
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share (1)
	(in thousands, except per share information)
1st Quarter	$130,898	$35,387	$1,897	$.10
2nd Quarter	144,229	40,400	3,998	.21
3rd Quarter	176,839	55,752	10,820	.57
4th Quarter	177,393	55,368	11,193	.59
Total	$629,359	$186,907	$27,908	$1.47

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE Q — SUBSEQUENT EVENT

Subsequent events through December 8, 2009 have been evaluated for disclosure and recognition. We have no subsequent events to disclose.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to Expense	Deductions		Closing Balance
2009	Allowance for doubtful account	$926,000	$492,000	$795,000	(1)	$623,000
2008	Allowance for doubtful accounts	$1,052,000	$502,000	$628,000	(1)	$926,000
2007	Allowance for doubtful accounts	$963,000	$189,000	$100,000	(1)	$1,052,000
2009	Inventory Reserve	$3,817,000	$2,036,000	$1,644,000	(2)	$4,209,000
2008	Inventory Reserve	$2,864,000	$3,149,000	$2,196,000	(2)	$3,817,000
2007	Inventory Reserve	$2,330,000	$1,911,000	$1,377,000	(2)	$2,864,000

(1)	Write-off of uncollectible accounts receivable.

(2)	Disposals of obsolete inventory.

S-1