Form 10-Q
period 2009-12-26
J&J SNACK FOODS CORP
filed 2010-01-21
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 26, 2009
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

As of January 18, 2010, there were 18,391,746 shares of the Registrant’s Common Stock outstanding.

INDEX

Page
Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – December 26, 2009 (unaudited) and September 26, 2009	3

Consolidated Statements of Earnings (unaudited)- Three Months Ended December 26, 2009 and December 27, 2008	5

Consolidated Statements of Cash Flows(unaudited)– Three Months Ended December 26, 2009 and December 27, 2008	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	26

PART I. FINANCIAL INFORMATION

Item 1.                      Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS
	December 26,	September 26,
	2009	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$60,935	$60,343
Marketable securities held to maturity	27,664	38,653
Accounts receivable, net	48,053	60,542
Inventories, net	53,053	46,004
Prepaid expenses and other	2,309	1,910
Deferred income taxes	3,761	3,659
	195,775	211,111

Property, plant and equipment, at cost
Land	1,416	1,416
Buildings	8,672	8,672
Plant machinery and equipment	137,603	133,758
Marketing equipment	206,636	202,708
Transportation equipment	2,819	2,733
Office equipment	11,744	11,461
Improvements	19,306	18,454
Construction in progress	1,631	3,954
	389,827	383,156
Less accumulated depreciation and amortization	291,129	285,983
	98,698	97,173
Other assets
Goodwill	60,314	60,314
Other intangible assets, net	48,001	49,125
Marketable securities held to maturity	31,039	19,994
Other	1,967	2,110
	141,321	131,543
	$435,794	$439,827

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

LIABILITIES AND	December 26,	September 26,
STOCKHOLDERS’ EQUITY	2009	2009
	(unaudited)

Current liabilities
Current obligations under capital leases	$96	96
Accounts payable	44,353	48,204
Accrued liabilities	10,094	5,919
Accrued compensation expense	7,341	11,656
Dividends payable	1,978	1,804

	63,862	67,679

Long-term obligations under capital leases	261	285
Deferred income taxes	27,033	27,033
Other long-term liabilities	1,891	1,986
	29,185	29,304

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,374 and 18,526 shares, respectively	36,301	41,777
Accumulated other comprehensive loss	(3,165)	(3,431)
Retained earnings	309,611	304,498

	342,747	342,844
	$435,794	$439,827

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	December 26,	December 27,
	2009	2008

Net Sales	$149,102	$141,142

Cost of goods sold(1)	103,083	100,460

Gross profit	46,019	40,682

Operating expenses
Marketing(2)	16,459	16,440
Distribution(3)	12,424	11,774
Administrative(4)	5,654	5,613
Other general (income) expense	(9)	24
	34,528	33,851

Operating income	11,491	6,831

Other income (expenses)
Investment income	312	461
Interest expense and other	(29)	(29)

Earnings before income taxes	11,774	7,263

Income taxes	4,683	2,944

NET EARNINGS	$7,091	$4,319

Earnings per diluted share	$.38	$.23

Weighted average number of diluted shares	18,717	18,774

Earnings per basic share	$.38	$.23

Weighted average number of basic shares	18,544	18,616

(1)	Includes share-based compensation expense of $58 and $79 for the three months ended December 26, 2009 and December 27, 2008, respectively.
(2)	Includes share-based compensation expense of $144 and $261 for the three months ended December 26, 2009 and December 27, 2008, respectively.
(3)	Includes share-based compensation expense of $7 and $8 for the three months ended December 26, 2009 and December 27, 2008, respectively.
(4)	Includes share-based compensation expense of $174 and $255 for the three months ended December 26, 2009 and December 27, 2008, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	December 26,	December 27,
	2009	2008
Operating activities:
Net earnings	$7,091	$4,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	5,879	5,495
Amortization of intangibles and deferred costs	1,271	1,276
Share-based compensation	383	603
Deferred income taxes	(100)	(8)
Other	23	(11)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	12,531	11,968
Increase in inventories	(7,028)	(1,387)
Increase in prepaid expenses	(396)	(381)
Decrease in accounts payable and accrued liabilities	(4,139)	(8,921)
Net cash provided by operating activities	15,515	12,953
Investing activities:
Purchase of property, plant and equipment	(7,450)	(4,496)
Purchase of marketable securities	(22,496)	(16,135)
Proceeds from redemption and sales of marketable securities	22,440	190
Proceeds from redemption and sales of auction market preferred stock	-	15,300
Proceeds from disposal of property and equipment	89	71
Other	(3)	2
Net cash used in investing activities	(7,420)	(5,068)
Financing activities:
Payments to repurchase common stock	(5,894)	(12,510)
Proceeds from issuance of common stock	36	126
Payments on capitalized lease obligations	(24)	(23)
Payments of cash dividend	(1,804)	(1,732)
Net cash used in financing activities	(7,686)	(14,139)
Effect of exchange rate on cash and cash equivalents	183	(983)
Net increase (decrease) in cash and cash equivalents	592	(7,237)
Cash and cash equivalents at beginning of period	60,343	44,265
Cash and cash equivalents at end of period	$60,935	$37,028

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

The results of operations for the three months ended December 26, 2009 and December 27, 2008 are not necessarily indicative of results for the full year.    Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009.

Note 2
We recognize revenue from our products when the products are shipped to our customers and when equipment service is performed for our customers who are charged on a time and material basis.  We also sell equipment service contracts with terms of coverage ranging between 12 and 60 months.  We record deferred income on equipment service contracts which is amortized by the straight-line method over the term of the contracts.  Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or determinable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.  We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $679,000 and $623,000 at December 27, 2009 and September 26, 2009, respectively.

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

	Three Months Ended December 26, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,091	18,544	$.38

Effect of Dilutive Securities
Options	-	173	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,091	18,717	$.38

93,200 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

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

Note 5	Our calculation of comprehensive income is as follows:

	Three months ended
	December 26,	December 27,
	2009	2008
	(in thousands)

Net earnings	$7,091	$4,319
Foreign currency translation adjustment	266	(1,437)
Comprehensive income	$7,357	$2,882

Note 6	At December 26, 2009, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended
	December 26,	December 27,
	2009	2008
	(in thousands, except per share amounts)

Stock Options	$219	$306
Stock purchase plan	67	144
Deferred stock issued to outside directors	35	35
Restricted stock issued to an employee	10	25
	$331	$510

Per diluted share	$.02	$.03

The above compensation is net of tax benefits	$52	$93

The Company anticipates that share-based compensation will not exceed $1,000,000, net of tax benefits, or approximately $.05 per share for the fiscal year ending September 25, 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2010 and 2009: expected volatility of 28% and 23%; risk-free interest rates of 2.14% and 2.70%; dividend rate of 1.2% and 1.2% and expected lives ranging between 5 and 10 years.

During the 2010 and 2009 first quarters, the Company granted 100,330 and 3,000 stock options, respectively.  The weighted-average grant date fair value of these options was $9.11 and $6.40, respectively.

Expected volatility for both years is based on the historical volatility of the price of our common shares over the past 50 to 54 months for 5 year options and 10 years for 10 year options.  We use historical information to estimate expected life and forfeitures within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

On September 30, 2007, the first day of the 2008 fiscal year, we recognized a $925,000 decrease to opening retained earnings from the cumulative effect of recognizing a liability for uncertain tax positions. The total amount of gross unrecognized tax benefits is $1,807,000 and $1,895,000 on December 26, 2009 and September 26, 2009, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of December 26, 2009 and September 26, 2009, respectively, the Company has $739,000 and $742,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 8
In December 2007, the FASB issued guidance expandingthe definition of a business combination and requiring the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. The guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, the guidance requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The effect of this guidance on our consolidated financial statements will depend upon the nature, terms and size of any acquisitions consummated in fiscal year 2010 or later.

In August 2008, the FASB issued guidance that revises the factors that a company should consider to develop renewal or extension assumptions used in estimating the useful life of a recognized intangible asset.  The new guidance will apply to all intangible assets acquired after the guidance’s effective date.  The guidance also requires new disclosures for all intangible assets recognized as of, and subsequent to, the effective date. The underlying purpose of the guidance is to improve the consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of an intangible asset. This guidance is effective for our 2010 fiscal year. The implementation of this guidance has had no effect on our consolidated financial statements.

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

Note 9	Inventories consist of the following:

	December 26,	September 26,
	2009	2009
	(unaudited)
	(in thousands)

Finished goods	$25,458	$19,913
Raw materials	9,389	8,060
Packaging materials	5,290	5,141
Equipment parts & other	12,916	12,890
	$53,053	$46,004

The above inventories are net of reserves	$4,307	$4,209

Note 10
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

	Three Months Ended
	December 26,	December 27,
	2009	2008
	(unaudited)
	(in thousands)

Sales to external customers:
Food Service	$101,261	$97,535
Retail Supermarket	12,620	10,033
The Restaurant Group	322	433
Frozen Beverages	34,899	33,141
	$149,102	$141,142

Depreciation and Amortization:
Food Service	$4,161	$4,064
Retail Supermarket	-	-
The Restaurant Group	8	9
Frozen Beverages	2,981	2,698
	$7,150	$6,771

Operating Income(Loss):
Food Service	$10,472	$7,281
Retail Supermarket	1,753	1,101
The Restaurant Group	21	38
Frozen Beverages	(755)	(1,589)
	$11,491	$6,831

Capital Expenditures:
Food Service	$3,173	$2,750
Retail Supermarket	-	-
The Restaurant Group	-	-
Frozen Beverages	4,277	1,746
	$7,450	$4,496

Assets:
Food Service	$306,302	$260,894
Retail Supermarket	2,731	2,731
The Restaurant Group	591	652
Frozen Beverages	126,170	124,254
	$435,794	$388,531

Note 11	Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of December 26, 2009 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
		(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180

Amortized intangible assets
Non compete agreements	435	299	136
Customer relationships	33,287	12,386	20,901
Licenses and rights	3,606	2,117	1,489
	$45,508	$14,802	$30,706

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized intangible assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	148	148	-
Customer relationships	6,478	2,378	4,100
Licenses and rights	1,601	452	1,149
	$17,542	$2,978	$14,564

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended December 26, 2009. Aggregate amortization expense of intangible assets for the 3 months ended December 26, 2009 and December 27, 2008 was $1,124,000 and $1,127,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2010, $4,100,000 in 2011, $3,800,000 in 2012 and $3,700,000 in 2013 and 2014.  The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarket	Group	Beverages	Total
	(in thousands)
Balance at December 26, 2009	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended December 26, 2009.

Note 12
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

We have concluded that the carrying value of 26 week certificates of deposit placed through the Certificate of Deposit Account Registry Service equals fair market value.  Other marketable securities held to maturity values are derived solely from level 1 inputs.  We had no holdings of AMPS at December 26, 2009 and September 26, 2009.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 26, 2009 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$9,006	$7	$60	$8,953
FDIC Backed Corporate Debt	13,186	179	-	13,365
Certificates of Deposit	36,511	9	3	36,517
	$58,703	$195	$63	$58,835

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 26, 2009 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$6,009	$22	$1	$6,030
FDIC Backed Corporate Debt	13,213	198	-	13,411
Certificates of Deposit	39,425	21	3	39,443
	$58,647	$241	$4	$58,884

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 26, 2009 and September 26, 2009 are summarized as follows:

	December 26, 2009		September 26, 2009
	(in thousands)

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$31,039	$31,142	$38,653	$38,668
Due after one year through five years	27,664	27,693	19,994	20,216
Total held to maturity securities	$58,703	$58,835	$58,647	$58,884
Less current portion	27,664	27,693	38,653	38,668
Long term held to maturity securities	$31,039	$31,142	$19,994	$20,216

Proceeds from the sale and redemption of auction market preferred stock were $15,300,000 in the period ended December 27, 2008 with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Proceeds from the sale and redemption of marketable securities were $22,440,000 and $190,000 in the three months ended December 26, 2009 and December 27, 2008, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Note 13	Subsequent events through January 21, 2010 have been evaluated for disclosure and recognition. We have no subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity.  We believe that these sources, along with our borrowing capacity and investment securities, are sufficient to fund future growth and expansion.  See Note 12 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.1075 per share of its common stock payable on January 6, 2010 to shareholders of record as of the close of business on December 15, 2009.

In the three months ended December 26, 2009, we purchased and retired 153,703 shares of our common stock at a cost of $5,894,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 260,576 as the number of shares that may yet be purchased under the share buyback authorization.  We purchased and retired 450,597 shares at a cost of $12,510,000 in our fiscal year ended September 26, 2009.  Of the shares purchased and retired in our fiscal year 2009, 400,000 shares were purchased at the purchase price of  $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In the three months ended December 26, 2009 and December 27, 2008, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $266,000 in accumulated other comprehensive loss in the 2010 first quarter and a increase of $1,437,000 in the 2009 first quarter.

Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 26, 2009.

Results of Operations

Net sales increased $7,960,000 or 6% to $149,102,000 for the three months ended December 26, 2009 compared to the three months ended December 27, 2008.

Approximately $3.1 million, or 40%, of the increased sales was sales of funnel cake fries to one customer, Burger King, which is carrying the product in all of its domestic locations. We are not able to provide an estimate of these sales going forward.

FOOD SERVICE

Sales to food service customers increased $3,726,000 or 4% in the first quarter to $101,261,000. Sales of funnel cake fries to Burger King accounted for over 80% of the food service sales increase. Soft pretzel sales to the food service market increased $96,000 or less than 1% from last year to $24,331,000 in this year’s quarter. Italian ice and frozen juice treat and dessert sales decreased 7% to $7,727,000 in the three months primarily the result of lower sales to three customers. Churro sales to food service customers decreased 8% to $6,761,000 in the quarter with lower sales to one customer accounting for approximately 70% of the decrease. Sales of bakery products excluding biscuit and dumpling sales and fruit and fig bar sales increased $1,162,000, or 3% for the quarter driven by increased sales to private label customers. Biscuit and dumpling sales decreased less than 1% for the quarter to $9,659,000 this year and sales of fruit and fig bars were essentially unchanged at $7,801,000 in this year’s quarter. Funnel cake sales increased by $3,651,000 to $4,858,000 primarily due to the sales to Burger King. The changes in sales throughout the food service segment were primarily the result of volume changes.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $2,587,000 to $12,620,000 or 26% in the first quarter. Soft pretzel sales were up 13% to $7,702,000 on a unit volume increase of 8% and sales of frozen juices and ices increased 54% to $5,528,000 on a unit volume increase of 50%. Coupon expense increased by $264,000 or 52% in the quarter.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 26% to $322,000 in the first quarter. The sales decrease was caused by the closing of stores in fiscal year 2009 and by lower sales in general. Sales of stores open for both years’ quarter were down 10%.

FROZEN BEVERAGES

Frozen beverage and related product sales increased $1,758,000 or 5% to $34,899,000 in the first quarter. Beverage sales alone were up 12% to $22,432,000 for the quarter with increased sales to three customers accounting for over l/2 of the increase. Gallon sales were up 6% in our base ICEE business with over 80% of the increase resulting from sales to two new customers. Service revenue decreased 6% to $9,957,000 in this year’s first quarter with about 2/3 of the decrease coming from lower sales to one customer.

CONSOLIDATED

Gross profit as a percentage of sales increased to 30.86% from last year’s 28.82%. Lower ingredient and packaging costs in excess of $3,500,000 compared to last year were primarily responsible for the increased gross profit percentage. We expect that the year over year decline in ingredient and packaging costs will be lower going forward over the short term.

Total operating expenses increased $677,000 in the first quarter but as a percentage of sales decreased to 23% from 24% last year. Marketing expenses decreased about ½ of 1 percent to 11% of sales due to higher sales volume and controlled spending. Distribution expenses were at 8% of sales in both years. Administrative expenses as a percent of sales were 4% of sales for both years.

Operating income increased 68% to $11,491,000 this year from $6,831,000 a year ago.

Investment income decreased by $149,000 to $312,000 due to a general decline in the level of interest rates. We expect this trend to continue for the foreseeable future.

The effective income tax rate has been estimated at 40% in this year’s first quarter compared to 41% a year ago.

Net earnings increased 64% to $7,091,000 in this year’s first quarter compared to net earnings of $4,319,000 in the year ago period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2009 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 26, 2009, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K – Reports on Form 8-K were filed on November 3, 2009 and December 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 21, 2010	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 21, 2010	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)