Form 10-Q
period 2010-03-27
J&J SNACK FOODS CORP
filed 2010-04-22
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 27, 2010

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
☐           Yes                                                            ☒    No

As of April 19, 2010, there were 18,414,911 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number

Part I.	Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – March 27, 2010 (unaudited) and September 26, 2009		3

Consolidated Statements of Earnings (unaudited) – Three Months and Six Months Ended March 27, 2010 and March 28, 2009		5

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 27, 2010 and March 28, 2009		6

Notes to the Consolidated Financial Statements
(unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	29

PART I. FINANCIAL INFORMATION

Item 1.                      Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS
	March 27,	September 26,
	2010	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$60,003	$60,343
Marketable securities held to maturity	30,460	38,653
Accounts receivable, net	59,361	60,542
Inventories, net	53,627	46,004
Prepaid expenses and other	2,378	1,910
Deferred income taxes	3,704	3,659
	209,533	211,111

Property, plant and equipment, at cost
Land	1,416	1,416
Buildings	8,672	8,672
Plant machinery and equipment	139,082	133,758
Marketing equipment	210,287	202,708
Transportation equipment	2,935	2,733
Office equipment	12,115	11,461
Improvements	19,044	18,454
Construction in progress	2,074	3,954
	395,625	383,156
Less accumulated depreciation and amortization	296,422	285,983

	99,203	97,173

Other assets
Goodwill	60,314	60,314
Other intangible assets, net	46,930	49,125
Marketable securities held to maturity	26,345	19,994
Other	1,899	2,110
	135,488	131,543
	$444,224	$439,827

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

LIABILITIES AND	March 27	September 26
STOCKHOLDERS’ EQUITY	2010	2009
	(Unaudited)

Current liabilities
Current obligations under capital leases	$97	$96
Accounts payable	47,344	48,204
Accrued liabilities	5,559	5,919
Accrued compensation expense	9,001	11,656
Dividends payable	1,980	1,804

	63,981	67,679

Long-term obligations under capital leases	236	285
Deferred income taxes	27,033	27,033
Other long-term liabilities	1,936	1,986
	29,205	29,304

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value;
authorized 50,000 shares;
issued and outstanding,
18,414 and 18,526 shares,
respectively	37,287	41,777
Accumulated other comprehensive loss	(2,880)	(3,431)
Retained earnings	316,631	304,498

	351,038	342,844
	$444,224	$439,827

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009

Net Sales	$157,361	$149,352	$306,463	$290,494

Cost of goods sold(1)	107,564	103,975	210,647	204,435
Gross profit	49,797	45,377	95,816	86,059

Operating expenses
Marketing(2)	16,428	16,138	32,887	32,578
Distribution(3)	12,564	11,800	24,988	23,574
Administrative(4)	5,972	5,567	11,626	11,180
Other general
expense (income)	13	(8)	4	16
	34,977	33,497	69,505	67,348

Operating income	14,820	11,880	26,311	18,711

Other income (expenses)
Investment income	282	298	594	759
Interest expense & other	(84)	(28)	(113)	(57)

Earnings before income taxes	15,018	12,150	26,792	19,413

Income taxes	6,018	4,906	10,701	7,850

NET EARNINGS	$9,000	$7,244	$16,091	$11,563

Earnings per diluted share	$.48	$.39	$.86	$.62

Weighted average number of diluted shares	18,666	18,618	18,691	18,696

Earnings per basic share	$.49	$.39	$.87	$.62

Weighted average number of basic shares	18,477	18,425	18,510	18,520

(1)
Includes share-based compensation expense of $41 and $99 for the three and six months ended March 27, 2010, respectively and $45 and $124 for the three and six months ended March 28, 2009, respectively.

(2)
Includes share-based compensation expense of $108 and $252 for the three and six months ended March 27, 2010, respectively and $164 and $425 for the three and six months ended March 28, 2009, respectively.

(3)	Includes share-based compensation expense of $5 and $12 for the three and six months ended March 27, 2010, respectively and $4 and $12 for the three and six months ended March 28, 2009, respectively.
(4)
Includes share-based compensation expense of $141 and $315 for the three and six months ended March 27, 2010, respectively and $168 and $423 for the three and six months ended March 28, 2009, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
	Six months ended
	March 27,	March 28,
	2010	2009
Operating activities:
Net earnings	$16,091	$11,563
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	11,948	11,065
Amortization of intangibles and deferred costs	2,567	2,550
Share-based compensation	678	984
Deferred income taxes	(41)	(88)
Other	3	(11)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	1,259	3,702
Increase in inventories	(7,647)	(2,447)
Increase in prepaid expenses	(462)	(531)
(Decrease) increase in accounts payable and accrued liabilities	(4,030)	210
Net cash provided by operating activities	20,366	26,997
Investing activities:
Payments for purchases of companies, net of cash acquired	(1,055)	-
Purchases of property, plant and equipment	(13,081)	(10,070)
Purchase of marketable securities	(47,496)	(33,295)
Proceeds from redemption and sales of marketable securities	49,338	3,075
Proceeds from redemption and sales of auction market preferred stock	-	35,200
Proceeds from disposal of property and equipment	207	142
Other	(6)	21
Net cash used in investing activities	(12,093)	(4,927)
Financing activities:
Payments to repurchase common stock	(5,894)	(12,510)
Proceeds from issuance of stock	727	866
Payments on capitalized lease obligations	(48)	(46)
Payment of cash dividend	(3,782)	(3,518)
Net cash used in financing activities	(8,997)	(15,208)
Effect of exchange rate on cash and cash equivalents	384	(1,291)
Net (decrease) increase in cash and cash equivalents	(340)	5,571
Cash and cash equivalents at beginning of period	60,343	44,265
Cash and cash equivalents at end of period	$60,003	$49,836

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

The results of operations for the three months and six months ended March 27, 2010 and March 28, 2009 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009.

Note 2
We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables  after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $830,000 and $623,000 at March 27, 2010 and September 26, 2009, respectively.

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

	Three Months Ended March 27, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$9,000	18,477	$.49

Effect of Dilutive Securities
Options	-	189	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$9,000	18,666	$.48

	Six Months Ended March 27, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$16,091	18,510	$.87

Effect of Dilutive Securities
Options	-	181	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$16,091	18,691	$.86

94,200 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

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

Note 5	Our calculation of comprehensive income is as follows:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
	(in thousands)

Net earnings	$9,000	$7,244	$16,091	$11,563
Foreign currency translation adjustment	285	(444)	551	(1,881)
Comprehensive income	$9,285	$6,800	$16,642	$9,682

Note 6	At March 27, 2010, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Stock Options	$154	$182	$373	$488
Stock purchase plan	32	30	99	174
Deferred stock issued to outside directors	34	34	69	69
Restricted stock issued to an employee	10	25	20	50
	$230	$271	$561	$781

Per diluted share	$.01	$.01	$.03	$.04

The above compensation is net of tax benefits	$65	$110	$117	$203

The Company anticipates that share-based compensation will not exceed $900,000, net of tax benefits, or approximately $.05 per share for the fiscal year ending September 25, 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2010 and 2009: expected volatility of 28% and 23%; risk-free interest rates of 2.14% and 2.77%; dividend rate of 1.2% and 1.3% and expected lives ranging between 5 and 10 years.

During the 2010 and 2009 six month periods, the Company granted 100,330 and 3,000 stock options, respectively. The weighted-average grant date fair value of these options was $9.11 and $6.40, respectively. No options were issued in the second quarters of 2010 and 2009.

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

On September 30, 2007, the first day of the 2008 fiscal year, we recognized a $925,000 decrease to opening retained earnings from the cumulative effect of recognizing a liability for uncertain tax positions. The total amount of gross unrecognized tax benefits is $1,860,000 and $1,895,000 on March 27, 2010 and September 26, 2009, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of March 27, 2010 and September 26, 2009, respectively, the Company has
$778,000 and $742,000 of accrued interest and penalties.

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

Note 9	Inventories consist of the following:

	March 27,	September 26,
	2010	2009
	(unaudited)
	(in thousands)

Finished goods	$26,405	$19,913
Raw materials	9,262	8,060
Packaging materials	4,938	5,141
Equipment parts & other	13,022	12,890
	53,627	$46,004

The above inventories are net of reserves	$4,255	$4,209

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

Frozen Beverages

We sell frozen beverages and related products to the food service industry, including our restaurant group, primarily under the names ICEE, SLUSH PUPPIE and ARCTIC BLAST in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment, which revenue was $9,611,000 and $19,568,000 for the three and six months ended March 27, 2010, respectively; and $9,810,000 and $20,360,000 for the three and six months ended March 28, 2009, respectively.  Additionally, we sell frozen carbonated beverage machines, which revenue was $1,403,000 and $3,453,000 for the three and six months ended March 27, 2010, respectively; and $2,098,000 and $4,160,000 for the three and six months ended March 28, 2009.

The Chief Operating Decision Maker for Food Service,  Retail Supermarkets and The Restaurant Group and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Information regarding the operations in these four reportable segments is as follows:

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
	(in thousands)
	(unaudited)
Sales to External Customers:
Food Service	$105,128	$99,914	$206,389	$197,449
Retail Supermarket	15,108	13,529	27,728	23,562
The Restaurant Group	217	319	539	752
Frozen Beverages	36,908	35,590	71,807	68,731
	$157,361	$149,352	$306,463	$290,494

Depreciation and Amortization:
Food Service	$4,233	$4,093	$8,394	$8,157
Retail Supermarket	-	-	-	-
The Restaurant Group	10	8	18	17
Frozen Beverages	3,122	2,743	6,103	5,441
	$7,365	$6,844	$14,515	$13,615

Operating Income(Loss):
Food Service	$12,870	$10,846	$23,342	$18,127
Retail Supermarket	1,905	988	3,658	2,089
The Restaurant Group	(32)	(18)	(11)	20
Frozen Beverages	77	64	(678)	(1,525)
	$14,820	$11,880	$26,311	$18,711

Capital Expenditures:
Food Service	$2,561	$3,127	$5,734	$5,877
Retail Supermarket	-	-	-	-
The Restaurant Group	-	-	-	-
Frozen Beverages	3,070	2,447	7,347	4,193
	$5,631	$5,574	$13,081	$10,070

Assets:
Food Service	$313,475	$279,056	$313,475	$279,056
Retail Supermarket	-	-	-	-
The Restaurant Group	550	550	550	550
Frozen Beverages	130,199	124,075	130,199	124,075
	$444,224	$403,681	$444,224	$403,681

Note 11	Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of March 27, 2010 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$8,180	$-	$8,180

Amortized intangible assets
Non compete agreements	435	316	119
Customer relationships	33,287	13,246	20,041
Licenses and rights	3,606	2,174	1,432
	$45,508	$15,736	$29,772

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized Intangible Assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	198	152	46
Customer relationships	6,478	2,544	3,934
Licenses and rights	1,601	469	1,132
	$17,592	$3,165	$14,427

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended March 27, 2010.  Aggregate amortization expense of intangible assets for the three months ended March 27, 2010 and March 28, 2009 was $1,121,000 and $1,127,000, respectively and for the six months ended March 27, 2010 and March 28, 2009 was $2,245,000 and $2,254,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2010, $4,100,000 in 2011, $3,800,000 in 2012 and $3,700,000 in 2013 and 2014.  The weighted average amortization period of the intangible assets is 10.3 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarket	Group	Beverages	Total
	(in thousands)
Balance at March 27, 2010	$23,988	$-	$386	$35,940	$60,314

There were no changes in the carrying amounts of goodwill for the three months ended March 27, 2010.

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

Other marketable securities held to maturity values are derived solely from level 1 inputs.  We had no holdings of AMPS at March 27, 2010 and September 26, 2009.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 27, 2010 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$8,000	$2	$23	$7,979
FDIC Backed Corporate Debt	13,160	188	-	13,348
Certificates of Deposit	35,645	7	2	35,650
	56,805	$197	$25	$56,977

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 27, 2010 and September 26, 2009 are summarized as follows:

	March 27, 2010		September 26, 2009
	(in thousands)
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$30,460	$30,537	$38,653	$38,668
Due after one year through five years	24,345	24,438	19,994	20,216
Due after five years through ten years	2,000	2,002	-	-
Total held to maturity securities	$56,805	$56,977	$58,647	$58,884
Less current portion	30,460	30,537	38,653	38,668
Long term held to maturity securities	$26,345	$26,440	$19,994	$20,216

Proceeds from the sale and redemption of auction market preferred stock were $19,900,000 and $35,200,000 in the three and six months ended March 28, 2009, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Proceeds from the sale and redemption of marketable securities were $26,898,000 and $49,338,000 in the three and six months ended March 27, 2010, respectively; and $2,885,000 and $3,075,000 in the three and six months ended March 28, 2009, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.1075 per share of its common stock payable on April 7, 2010 to shareholders of record as of the close of business on March 15, 2010.

In the three months ended December 26, 2009, we purchased and retired 153,703 shares of our common stock at a cost of $5,894,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 260,576 as the number of shares that may yet be purchased under the share buyback authorization.  We did not purchase any shares in the three months ended March 27, 2010.  We purchased and retired 450,597 shares at a cost of $12,510,000 in our fiscal year ended September 26, 2009.  Of the shares purchased and retired in our fiscal year 2009, 400,000 shares were purchased at the purchase price of  $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In the three months ended March 27, 2010 and March 28, 2009, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $285,000 and an increase of $444,000, respectively, in accumulated other comprehensive loss.  In the six month periods, there was a decrease of $551,000 in fiscal year 2010 and an increase of $1,881,000 in fiscal year 2009.

In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores.  We expect revenues from Parrot Ice to be less than $2 million for our 2010 fiscal year.

           Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 27, 2010.

Results of Operations

Net sales increased $8,009,000 or 5% for the three months to $157,361,000 and $15,969,000 or 5% to $306,463,000 for the six months ended March 27, 2010 compared to the three and six months ended March 28, 2009.

Approximately $4.3 million, or 54%, for the three months and $7.4 million, or 47%, for the six months of the increased sales were sales of funnel cake fries to one customer, Burger King, which is carrying the product in virtually all of its domestic locations.  We are not able to provide an estimate of these sales going forward.

FOOD SERVICE

Sales to food service customers increased $5,214,000 or 5% in the second quarter to $105,128,000 and increased $8,940,000 or 5% for the six months.  Sales of funnel cake fries to Burger King accounted for over 80% of the food service sales increase in the quarter and the six months.  Soft pretzel sales to the food service market increased 2% to $25,437,000 in the second quarter and increased 1% to $49,768,000 in the six months. Italian ice and frozen juice treat and dessert sales decreased 12% to $9,644,000 in the three months and 10% to $17,371,000 in the six months primarily as the result of lower sales to one contract packing customer and to school food service accounts.  We expect these lower sales to continue for the balance of our fiscal year as we have lost the one contract packing customer and our sales to school food service accounts continue to be impacted by nutritional concerns.  Churro sales to food service customers decreased 3% to $7,159,000 in the second quarter and were down 6% to $13,920,000 in the six months, with about 60% of the decrease in the six month period coming from sales to one customer who has lower sales due to normal menu fatigue.  Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $1,040,000 or 3% in the second quarter to $39,360,000 and increased $2,202,000 or 3% for the six months due primarily to increased sales to private label customers. Biscuit and dumpling sales increased 13% to $9,039,000 in the quarter and were up 6% to $18,698,000 for the six months mainly due to increased sales of products introduced over a year ago.

Sales of fig and fruit bars decreased 3% in the second quarter to $8,205,000 and decreased 2% in the six months to $16,606,000 due primarily to lower sales to one customer who discontinued a particular product.  Funnel cake sales increased by $4,357,000 to $6,156,000 in the quarter and by $8,008,000 to $11,014,000 in the six months primarily due to the sales to Burger King.  Sales of new products in the first twelve months since their introduction were approximately $8.6 million in the March quarter and $15.8 million in the six months.  Net volume increases, including new product sales as defined above, accounted for virtually all of the sales increases this year.  Operating income in our Food Service segment increased from $10,846,000 to $12,870,000 in the quarter and from $18,127,000 to $23,342,000 for the six months primarily as a result of increased volume as discussed above and lower commodity costs of about $800,000 in the quarter and about $4 million for the six months.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,579,000 or 12% to $15,108,000 in the second quarter and were up 18% to $27,728,000 in the first half.  Soft pretzel sales for the second quarter were down less than 1% to $8,202,000 and were up 5% to $15,903,000 for the six months on a unit volume increase of 2% for the quarter and 5% for the six months.  Sales of frozen juices and ices increased $1,532,000 or 27% to $7,278,000 in the second quarter and were up 37% to $12,806,000 in the first half on a unit volume increase of 21% in the quarter and 32% for the six months.  Reduced trade spending of about $300,000 in the quarter and six months for the introduction of new frozen novelty items and a shift in product mix increased sales dollars in relation to the overall unit volume increases.  Coupon redemption costs, a reduction of sales, increased 23% or about $251,000 for the six months and were essentially unchanged in the quarter.  Sales of products in the first twelve months since their introduction were approximately $1.1 million in the March quarter and $2.5 million in the six months.  Net volume increases, including new product sales as defined above and net of increased coupon costs, accounted for virtually all of the sales increases in the March quarter and in the six months.  Operating income in our Retail Supermarkets segment increased from $988,000 to $1,905,000 in the quarter and from $2,089,000 to $3,658,000 in the six months primarily as a result of volume increases.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 32% to $217,000 in the second quarter and 28% to $539,000 for the six month period.  The sales decreases were caused primarily by the closing of stores in fiscal years 2009 and 2010 and by lower sales in general. Sales of stores open for both year’s six months were down about 10% from last year.  Operating loss in our Restaurant Group segment increased $14,000 in the March quarter and an operating loss of $11,000 in the six months compared to an operating profit of $20,000 in last year’s six months.  The decline in sales was the driver behind the poorer results.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 4% to $36,908,000 in the second quarter and increased $3,076,000 or 4% to $71,807,000 in the six month period.  Beverage sales alone increased 14% to $25,191,000 in the second quarter and were up 13% to $47,623,000 in the six months with increased sales to three customers accounting for approximately 80% of the increase.  Gallon sales were up 9% for the three months and up 8% for the six months in our base ICEE business with sales to three customers accounting for all of the increase.  Service revenue decreased 2% to $9,611,000 in the second quarter and 4% to $19,568,000 for the six months.  Sales of frozen carbonated beverage machines, which tend to fluctuate from year to year while following no specific trend, were $695,000 lower this year than last in the three month period and for the six months, sales of machines were lower by $707,000.  The estimated number of company owned frozen beverage dispensers was 41,000 and 38,700 at March 27, 2010 and September 26, 2009, respectively.  Operating income in our Frozen Beverage segment was essentially unchanged in the quarter and for the six months, operating loss decreased $847,000.  Higher gasoline costs of approximately $436,000 and $546,000 impacted the March quarter and six months, respectively.  We expect higher gasoline costs to impact operating income for at least the balance of our fiscal year.

CONSOLIDATED

Gross profit as a percentage of sales increased to 31.65% in the three month period from 30.38% last year and increased to 31.27% in the six month period from 29.63% a year ago.  Lower ingredient and packaging costs compared to last year of approximately $1 million for the quarter and $4.5 million for the six months and higher volumes were primarily responsible for the increased gross profit percentages.  We expect that the significant year over year decline in ingredient and packaging costs has come to an end; however, ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward.

Total operating expenses increased $1,480,000 in the second quarter and as a percentage of sales were 22% in both years.  For the first half, operating expenses increased $2,157,000 and as a percentage of sales decreased ½ of one percent but were 23% of sales in both years.  Marketing expenses decreased about 4/10 of one percent from 11% to 10% of sales in the quarter and were at 11% for both years’ six months.  Moderate spending increases throughout our business and higher sales accounted for the percent of sales decrease.  Distribution expenses were 8% in all periods.  Administrative expenses were 4% of sales in all periods.

Operating income increased $2,940,000 or 25% to $14,820,000 in the second quarter and $7,600,000 or 41% to $26,311,000 in the first half as a result of the aforementioned items.

Investment income decreased by $16,000 and $165,000 in the second quarter and six months, respectively, due to a general decline in the level of interest rates.

The effective income tax rate has been estimated at 40% for all periods reported.

Net earnings increased $1,756,000 or 24% in the current three month period to $9,000,000 and increased 39% to $16,091,000 in the six months this year from $11,563,000 last year as a result of the aforementioned items.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 27, 2010, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of voting at the Annual Meeting of Shareholders held on February 8, 2010 is as follows:

				Absentees
	Votes Cast			and Broker
	For	Against	Withheld	Non Votes

Election of
Gerald B. Shreiber
as Director	15,329,361	-	1,169,650	-

The Company had 18,397,045 shares outstanding on December 11, 2009 the record date.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Report on Form 8-K - Reports on Form 8-K were filed on January 22, 2010 and February 11, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 22, 2010	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 22, 2010	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)