Form 10-Q
period 2010-06-26
J&J SNACK FOODS CORP
filed 2010-07-22
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 26, 2010
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

☐           Yes                                                      ☒           No

As of July 19, 2010, there were 18,497,149 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number

Part I. Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – June 26, 2010 (unaudited) and September 26, 2009		3

Consolidated Statements of Earnings (unaudited) – Three Months and Nine Months Ended June 26, 2010 and June 27, 2009		5

Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 26, 2010 and June 27, 2009		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	30

PART I. FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	June 26,	September 26,
	2010	2009
	(Unaudited)
Current assets
Cash and cash equivalents	$54,293	$60,343
Marketable securities held to maturity	26,865	38,653
Accounts receivable, net	66,282	60,542
Inventories, net	53,224	46,004
Prepaid expenses and other	2,322	1,910
Deferred income taxes	3,676	3,659
	206,662	211,111

Property, plant and equipment, at cost
Land	1,416	1,416
Buildings	8,672	8,672
Plant machinery and equipment	142,995	133,758
Marketing equipment	214,626	202,708
Transportation equipment	3,003	2,733
Office equipment	12,455	11,461
Improvements	19,435	18,454
Construction in progress	3,309	3,954
	405,911	383,156
Less accumulated depreciation and amortization	302,193	285,983
	103,718	97,173

Other assets
Goodwill	70,070	60,314
Other intangible assets, net	56,577	49,125
Marketable securities held to maturity	28,322	19,994
Other	1,893	2,110
	156,862	131,543
	$467,242	$439,827

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

LIABILITIES AND	June 26,	September 26,
STOCKHOLDERS’ EQUITY	2010	2009
	(Unaudited)

Current liabilities
Current obligations under capital leases	$98	$96
Accounts payable	53,613	48,204
Accrued liabilities	7,354	5,919
Accrued compensation expense	9,637	11,656
Dividends payable	1,987	1,804

	72,689	67,679

Long-term obligations under capital leases	211	285
Deferred income taxes	27,033	27,033
Other long-term liabilities	1,983	1,986
	29,227	29,304

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,482 and 18,526 shares, respectively	37,799	41,777
Accumulated other comprehensive loss	(2,978)	(3,431)
Retained earnings	330,505	304,498

	365,326	342,844
	$467,242	$439,827

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Net Sales	$189,729	$179,761	$496,192	$470,255

Cost of goods sold(1)	124,698	118,727	335,345	323,162
Gross profit	65,031	61,034	160,847	147,093

Operating expenses
Marketing(2)	19,341	18,226	52,228	50,804
Distribution(3)	13,434	12,829	38,422	36,403
Administrative(4)	6,139	5,609	17,765	16,789
Other general (income) expense	55	(10)	59	6
	38,969	36,654	108,474	104,002

Operating income	26,062	24,380	52,373	43,091

Other income (expenses)
Investment income	282	290	876	1,049
Interest expense and other	(46)	(27)	(159)	(84)

Earnings before income taxes	26,298	24,643	53,090	44,056

Income taxes	10,437	9,714	21,138	17,564

NET EARNINGS	$15,861	$14,929	$31,952	$26,492

Earnings per diluted share	$.85	$.80	$1.71	$1.42

Weighted average number of diluted shares	18,731	18,698	18,705	18,697

Earnings per basic share	$.86	$.81	$1.73	$1.43

Weighted average number of basic shares	18,529	18,480	18,516	18,507

(1)
Includes share-based compensation expense of $44 and $143 for the three and nine months ended June 26, 2010, respectively and $44 and $168 for the three and nine months ended June 27, 2009, respectively.

(2)
Includes share-based compensation expense of $109 and $361 for the three and nine months ended June 26, 2010, respectively and $158 and $583 for the three and nine months ended June 27, 2009, respectively.

(3)	Includes share-based compensation expense and $5 and $17 for the three and nine months ended June 26, 2010, respectively and $5 and $17 for the three and nine months ended June 27, 2009, respectively.
(4)
Includes share-based compensation expense of $145 and $460 for the three and nine months ended June 26, 2010, respectively and $168 and $591 for the three and nine months ended June 27, 2009, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 26,	June 27,
	2010	2009
Operating activities:
Net earnings	$31,952	$26,492
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	18,147	16,796
Amortization of intangibles and deferred costs	3,891	3,817
Share-based compensation	981	1,359
Deferred income taxes	(14)	(154)
Other	1	(19)
Changes in assets and liabilities, net of effects from purchase of companies
Increase (decrease) in accounts receivable	(5,051)	1,727
Increase in inventories	(7,033)	(3,343)
Increase in prepaid expenses	(356)	(344)
Increase in accounts payable and accrued liabilities	4,720	8,199
Net cash provided by operating activities	47,238	54,530
Investing activities:
Payments for purchases of companies, net of cash acquired	(25,185)	-
Purchase of property, plant and equipment	(21,314)	(17,524)
Purchase of marketable securities	(50,496)	(46,408)
Proceeds from redemption and sales of marketable securities	53,956	6,430
Proceeds from redemption and sales of auction market preferred stock	-	35,200
Proceeds from disposal of property and equipment	246	189
Other	(9)	18
Net cash used in investing activities	(42,802)	(22,095)
Financing activities:
Payments to repurchase common stock	(5,894)	(12,510)
Proceeds from issuance of stock	925	1,258
Payments on capitalized lease obligations	(72)	(70)
Payments of cash dividend	(5,762)	(5,310)
Net cash used in financing activities	(10,803)	(16,632)
Effect of exchange rate on cash and cash equivalents	317	(952)
Net (decrease) increase in cash and cash equivalents	(6,050)	14,851
Cash and cash equivalents at beginning of period	60,343	44,265
Cash and cash equivalents at end of period	$54,293	$59,116

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

The results of operations for the three months and nine months ended June 26, 2010 and June 27, 2009 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2009.

Note 2
We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.  We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $626,000 and $623,000 at June 26, 2010 and September 26, 2009, respectively.

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

	Three Months Ended June 26, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$15,861	18,529	$.86

Effect of Dilutive Securities
Options	-	202	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,861	18,731	$.85

	Nine Months Ended June 26, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$31,952	18,516	$1.73

Effect of Dilutive Securities
Options	-	189	(.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$31,952	18,705	$1.71

	Three Months Ended June 27, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$14,929	18,480	$.81

Effect of Dilutive Securities
Options	-	218	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$14,929	18,698	$.80

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

Note 5	Our calculation of comprehensive income is as follows:

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(in thousands)

Net earnings	$15,861	$14,929	$31,952	$26,492
Foreign currency translation adjustment	(98)	516	453	(1,365)
Comprehensive income	$15,763	$15,445	$32,405	$25,127

Note 6	At June 26, 2010, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Stock Options	$127	$109	$500	$597
Stock purchase plan	53	32	152	206
Deferred stock issued to outside directors	34	34	103	103
Restricted stock issued to an employee	8	22	28	72
	$222	$197	$783	$978

Per diluted share	$.01	$.01	$.04	$.05

The above compensation is net of tax benefits	$81	$178	$198	$381

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

During the 2010 and 2009 nine month periods, the Company granted 100,330 and 4,500 stock options, respectively.  The weighted-average grant date fair value of these options was $9.11 and $7.13, respectively.  No options were granted in the third quarter of 2010 and 1,500 options were granted in the third quarter of 2009.

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

On September 30, 2007, the first day of the 2008 fiscal year, we recognized a $925,000 decrease to opening retained earnings from the cumulative effect of recognizing a liability for uncertain tax positions. The total amount of gross unrecognized tax benefits is $1,923,000 and $1,895,000 on June 26, 2010 and September 26, 2009, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of June 26, 2010 and September 26, 2009, respectively, the Company has $818,000 and $742,000 of accrued interest and penalties.

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

Note 9	Inventories consist of the following:

	June 26,	September 26,
	2010	2009
	(unaudited)
	(in thousands)

Finished goods	$25,000	$19,913
Raw materials	9,301	8,060
Packaging materials	4,732	5,141
Equipment parts & other	14,191	12,890
	$53,224	$46,004

The above inventories are net of reserves	$4,601	$4,209

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

Retail Supermarkets

The primary products sold to the retail supermarket industry are soft pretzel products including SUPERPRETZEL, LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT Sorbet, FRUIT-A-FREEZE frozen fruit bars and ICEE frozen novelties.  Within the retail supermarket industry, our frozen and prepackaged products are purchased by the consumer for consumption at home.

The Restaurant Group

We sell direct to the consumer through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET, our chain of specialty snack food retail outlets.

Frozen Beverages

We sell frozen beverages and beverage machines to the food service industry, including our restaurant group, primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada.  We also provide repair and maintenance service to customers for customers’ owned equipment.

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and The Restaurant Group and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  Sales is considered to be the one and only key variable monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.  Information regarding the operations in these four reportable segments is as follows:

	As of and For the		As of and For the
	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(in thousands)

Sales to External Customers:
Food Service
Soft pretzels	$25,349	$25,171	$75,117	$74,259
Frozen juices and ices	15,949	16,434	33,320	35,690
Churros	8,035	7,494	21,955	22,258
Bakery	57,089	56,932	171,161	168,010
Other	6,047	3,332	17,305	6,595
	$112,469	$109,363	$318,858	$306,812

Retail Supermarket
Soft pretzels	$7,176	$7,517	$23,079	$22,600
Frozen juices and ices	17,347	14,338	30,153	23,666
Coupon redemption	(767)	(1,022)	(2,122)	(2,126)
Other	186	106	560	361
	$23,942	$20,939	$51,670	$44,501

The Restaurant Group	$170	$260	$709	$1,012

Frozen Beverages
Beverages	$38,812	$34,669	$86,435	$76,892
Repair and maintenance service	10,490	11,201	30,058	31,561
Machine sales	3,082	2,616	6,712	7,881
Other	764	713	1,750	1,596
	$53,148	$49,199	$124,955	$117,930

Consolidated Sales	$189,729	$179,761	$496,192	$470,255

Depreciation and Amortization:
Food Service	$4,290	$4,140	$12,684	$12,297
Retail Supermarket	-	-	-	-
The Restaurant Group	7	8	25	25
Frozen Beverages	3,226	2,850	9,329	8,291
	$7,523	$6,998	$22,038	$20,613

Operating Income (Loss):
Food Service	$14,642	$14,444	$37,984	$32,571
Retail Supermarket	3,809	2,330	7,467	4,419
The Restaurant Group	(32)	(51)	(43)	(31)
Frozen Beverages	7,643	7,657	6,965	6,132
	$26,062	$24,380	$52,373	$43,091

Capital Expenditures:
Food Service	$4,135	$3,007	$9,869	$8,884
Retail Supermarket	-	-	-	-
The Restaurant Group	-	-	-	-
Frozen Beverages	4,098	4,447	11,445	8,640
	$8,233	$7,454	$21,314	$17,524

Assets:
Food Service	$328,317	$294,772	$328,317	$294,772
Retail Supermarket	-	-	-	-
The Restaurant Group	527	574	527	574
Frozen Beverages	138,398	130,815	138,398	130,815
	$467,242	$426,161	$467,242	$426,161

Note 11	Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of June 26, 2010 are as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$12,204	$-	$12,204

Amortized intangible assets

Non compete agreements	470	333	137
Customer relationships	40,024	14,131	25,893
Licenses and rights	3,606	2,231	1,375
	$56,304	$16,695	$39,609

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731

THE RESTAURANT GROUP

Amortized Intangible Assets
Licenses and rights	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315

Amortized intangible assets
Non compete agreements	198	158	40
Customer relationships	6,478	2,710	3,768
Licenses and rights	1,601	487	1,114
	$17,592	$3,355	$14,237

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.  Intangible assets of $10,796,000 were acquired in the food service segment in the California Churros acquisition in the three months ended June 26, 2010.  Aggregate amortization expense of intangible assets for the three months ended June 26, 2010 and June 27, 2009 was $1,149,000 and $1,127,000, respectively and for the nine months ended June 26, 2010 and June 27, 2009 was $3,394,000 and $3,381,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,800,000 in 2011, $4,400,000 in 2012, 2013 and 2014 and $4,300,000 in 2015. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Restaurant Group and Frozen Beverage segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarket	Group	Beverages	Total
	(in thousands)
Balance at June 26, 2010	$33,744	$-	$386	$35,940	$70,070

Goodwill of $9,756,000 was acquired in the food service segment in the California Churros acquisition in the three months ended June 26, 2010.

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

We have concluded that the carrying value of certificates of deposit placed through the Certificate of Deposit Account Registry Service equals fair market value.  Other marketable securities held to maturity values are derived solely from level 1 inputs.  We had no holdings of AMPS at June 26, 2010 and September 26, 2009.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 26, 2010 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$10,000	$82	$-	$10,082
FDIC Backed Corporate Debt	13,133	177	-	13,310
Certificates of Deposit	32,054	6	1	32,059
	$55,187	$265	$1	$55,451

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 26, 2010 and September 26, 2009 are summarized as follows:

	June 26, 2010		September 26, 2009
	(in thousands)
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$26,865	$26,914	$38,653	$38,668
Due after one year through five years	26,322	26,536	19,994	20,216
Due after five years Through ten years	2,000	2,001	-	-
Total held to maturity securities	$55,187	$55,451	$58,647	$58,884
Less current portion	26,865	26,914	38,653	38,668
Long term held to maturity securities	$28,322	$28,537	$19,994	$20,216

Proceeds from the sale and redemption of auction market preferred stock were $0 and $35,200,000 in the three and nine months ended June 27, 2009, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Proceeds from the sale and redemption of marketable securities were $53,956,000 and $4,618,000 in the three and nine months ended June 26, 2010, respectively; and $3,355,000 and $6,430,000 in the three and nine months ended June 27, 2009, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Note 13
In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores.  We expect revenues from Parrot Ice to be less than $2 million for our 2010 fiscal year.

On June 10, 2010 we acquired the assets of California Churros, Inc., a manufacturer and seller of premium brand churros selling its products under the brand CALIFORNIA CHURROS.  Headquartered and with its manufacturing facility in Colton, CA, California Churros, Inc. had annual sales of approximately $11 million in 2009.

These acquisitions were and will be accounted for under the purchase method of accounting, and their operations are and will be included in the consolidated financial statements from their respective acquisition dates.

The preliminary purchase price allocation for the California Churros acquisition and other acquisitions, including Parrot Ice, which were made during the 2010 fiscal year is as follows:

	California
	Churros	Other
	(in thousands)

Working Capital	$1,074	$-
Property, plant & equipment	2,373	1,135
Trade Names	4,024	-
Customer Relationships	6,737	-
Covenant not to Compete	35	50
Goodwill	9,757	-
	$24,000	$1,185

The goodwill and intangible assets acquired in the business combinations are recorded at fair value.  To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input).

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.1075 per share of its common stock payable on July 7, 2010 to shareholders of record as of the close of business on June 15, 2010.

In the three months ended December 26, 2009, we purchased and retired 153,703 shares of our common stock at a cost of $5,894,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 260,576 as the number of shares that may yet be purchased under the share buyback authorization.  We did not purchase any additional shares in the nine months ended June 26, 2010.  We purchased and retired 450,597 shares at a cost of $12,510,000 in our fiscal year ended September 26, 2009.  Of the shares purchased and retired in our fiscal year 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In the three months ended June 26, 2010 and June 27, 2009, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $98,000 and a decrease of $516,000, respectively, in accumulated other comprehensive loss.  In the nine month periods, there was a decrease of $453,000 in fiscal year 2010 and an increase of $1,365,000 in fiscal year 2009.

In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores.  We expect revenues from Parrot Ice to be less than $2 million for our 2010 fiscal year.

In June 2010, we acquired the assets of California Churros, a manufacturer and distributor of a premium brand churro. California Churros had revenue of approximately $11 million in calendar year 2009.

Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 26, 2010.

Results of Operations

Net sales increased $9,968,000 or 6% for the three months to $189,729,000 and $25,937,000 or 6% to $496,192,000 for the nine months ended June 26, 2010 compared to the three and nine months ended June 26, 2009.

Excluding sales from the acquisition of Parrot Ice in February 2010 and California Churros in June 2010, sales increased 5% for the three and nine months.

Approximately $3.0 million, or 30%, for the three months and $10.5 million, or 40%, for the nine months of the increased sales were sales of funnel cake fries to one customer, Burger King, which is carrying the product in virtually all of its domestic locations.  We are not able to provide an estimate of these sales going forward.

FOOD SERVICE

Sales to food service customers increased $3,106,000 or 3% in the third quarter to $112,469,000 and increased $12,046,000 or 4% for the nine months.  Excluding sales from the acquisition of California Churros, food service sales would have increased 2% for the quarter and 4% for the nine months.  Sales of funnel cake fries to Burger King accounted for over 97% of the food service sales increase in the quarter and 86% in the nine months.  Soft pretzel sales to the food service market increased 1% to $25,349,000 in the third quarter and increased 1% to $75,117,000 in the nine months. Italian ice and frozen juice treat and dessert sales decreased 3% to $15,949,000 in the three months and 7% to $33,320,000 in the nine months primarily as the result of lower sales to one contract packing customer in the quarter, and to school food service accounts and the contract packing customer in the nine months.  We expect these sales to be impacted for the balance of our fiscal year as our sales to school food service accounts continue to be impacted by nutritional concerns.  Churro sales to food service customers increased  7% to $8,035,000 in the third quarter and were down 1% to $21,955,000 in the nine months, with all of the decrease in the nine month period coming from sales to one customer who has lower sales due to normal menu fatigue.  Without sales from California Churros, churro sales for the quarter would have been essentially unchanged and down 4% for the nine months.

Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $733,000 or 2% in the third quarter to $41,857,000 and increased $2,935,000 or 2% for the nine months due primarily to increased sales to private label customers. Biscuit and dumpling sales decreased 7% to $6,667,000 in the quarter and were up 2% to $25,365,000 for the nine months.

Sales of fig and fruit bars decreased 1% in the third quarter to $8,565,000 and decreased 1% in the nine months to $24,571,000 due primarily to lower sales to one customer who discontinued a particular product.  Funnel cake sales increased by $2,789,000 to $5,941,000 in the quarter and by $10,797,000 to $16,955,000 in the nine months primarily due to the sales to Burger King.

Sales of new products in the first twelve months since their introduction were approximately $6.0 million in the June quarter and $21.8 million in the nine months.  Net volume increases, including new product sales as defined above and sales resulting from the acquisition of California Churros, accounted for all but approximately $800,000 of the sales increases this year. Price increases accounted for the remaining $800,000, virtually all in the third quarter.

Operating income in our Food Service segment increased from $14,444,000 to $14,642,000 in the quarter and from $32,571,000 to $37,984,000 for the nine months primarily as a result of increased volume as discussed above for the quarter and nine months and lower ingredients and packaging costs of about $3 million for the nine months.  In the quarter, ingredients and packaging costs were about $1 million higher than a year ago.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $3,003,000 or 14% to $23,942,000 in the third quarter and were up 16% to $51,670,000 in the first nine months.  Soft pretzel sales for the third quarter were down 5% to $7,176,000 and were up 2% to $23,079,000 for the nine months on a unit volume decrease of 7% for the quarter and an increase of 1% for the nine months.  Sales of frozen juices and ices increased $3,009,000 or 21% to $17,347,000   in the third quarter and were up 27% to $30,153,000 in the nine months on a unit volume increase of 16% in the quarter and 22% for the nine months.  Reduced trade spending of about $850,000 in the quarter and $1,150,000 in the nine months for the introduction of new frozen novelty items and a shift in product mix increased sales dollars in relation to the overall unit volume increases.  Coupon redemption costs, a reduction of sales, decreased 25% or about $255,000 for the quarter and were essentially unchanged in the nine months.  Sales of products in the first twelve months since their introduction were approximately $1.2  million in the June quarter and $3.7 million in the nine months.  Net volume increases, including new product sales as defined above and net of increased coupon costs and reduced trade spending for new product introductions, accounted for virtually all of the sales increases in the June quarter and in the nine months.  Operating income in our Retail Supermarkets segment increased from $2,330,000 to $3,809,000 in the quarter and from $4,419,000 to $7,467,000 in the nine months primarily as a result of volume increases and reduced trade spending for the introduction of new frozen novelty items.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 35% to $170,000 in the third quarter and 30% to $709,000 for the nine month period.  The sales decreases were caused primarily by the closing of stores in fiscal years 2009 and 2010 and by lower sales in general.  Sales of stores open for both year’s nine months were down about 10% from last year.  Operating loss in our Restaurant Group segment decreased $19,000 in the June quarter and increased $12,000 in the nine months.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 8% to $53,148,000 in the third quarter and increased $7,025,000 or 6% to $124,955,000 in the nine month period.  Excluding sales from the acquisition of Parrot Ice, sales would have increased 7% for the quarter and 5% for the nine months.  Beverage sales alone increased 12% to $38,812,000  in the third quarter and were up 12% to $86,435,000 in the nine months with increased sales to three customers accounting for approximately 47% of the increase in the quarter and 65% in the nine months.  Gallon sales were up 10% for the three months and up 8% for the nine months in our base ICEE business with sales to three customers accounting for all of the increase in the nine months and 80% of the increase for the quarter.  Service revenue decreased 6% to $10,490,000 in the third quarter and 5% to $30,058,000 for the nine months.  Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $466,000 higher this year than last in the three month period and for the nine months, sales of machines were lower by $1,169,000.  The estimated number of company owned frozen beverage dispensers was 38,100 and 35,700 at June 26, 2010 and September 26, 2009, respectively.  Operating income in our Frozen Beverage segment was essentially unchanged in the quarter and for the nine months, operating income increased $833,000.  Higher gasoline costs of approximately $281,000   and $826,000 impacted the June quarter and nine months, respectively.  We expect higher gasoline costs to impact operating income for at least the balance of our fiscal year.

CONSOLIDATED

Gross profit as a percentage of sales increased to 34.28% in the three month period from 33.95% last year and increased to 32.42% in the nine month period from 31.28% a year ago.  Lower ingredient and packaging costs compared to last year of approximately $3.5 million for the nine months and higher volumes were primarily responsible for the increased gross profit percentage in the nine months.  For the quarter, the benefit of higher volumes remained, although higher ingredient and packaging costs of about $1 million resulted in a lower increase in gross profit percentage than for the nine month period.  Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward.

Total operating expenses increased $2,315,000 in the third quarter and as a percentage of sales increased .14 of a percentage point to 21% of sales from 20% last year.  For the first nine months, operating expenses increased $4,472,000 and were 22% of sales in both years.  Marketing expenses were 10% of sales in both years’ quarters and were at 11% for both years’ nine months.  Distribution expenses were 7% in both years’ third quarter and 8% in both years’ nine months.   Administrative expenses were 3% of sales in both years’ third quarter and 4% in both years’ nine months.

Operating income increased $1,682,000 or 7% to $26,062,000 in the third quarter and $9,282,000 or 22% to $52,373,000 in the nine months as a result of the aforementioned items.

Investment income decreased by $8,000 and $173,000 in the third quarter and nine months, respectively, due to a general decline in the level of interest rates.

The effective income tax rate increased .27 of one percent to 40% from 39% in the quarter and was estimated at 40% for both years’ nine months.

Net earnings increased $932,000 or 6% in the current three month period to $15,861,000 and increased 21% to $31,952,000 in the nine months this year from $26,492,000 last year as a result of the aforementioned items.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 26, 2010, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K – Reports on Form 8-K were filed on April 23, 2010, May 28, 2010 and June 11, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 22, 2010	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 22, 2010	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)