Form 10-K
period 2010-09-25
J&J SNACK FOODS CORP
filed 2010-12-07
CIK 785956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File No. 0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1935537 (I.R.S. Employer Identification No.)

6000 Central Highway, Pennsauken, New Jersey (Address of principal executive offices)	08109 (Zip Code)

Registrant’s telephone number, including area code: (856) 665-9533
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of November 26, 2010, the latest practicable date, 18,511,537 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $634,133,219 based on the last sale price on March 26, 2010 of $44.32 per share. March 26, 2010 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 9, 2011 are incorporated by reference into Part III of this report.

Wizard of SNACKS

2010 ANNUAL REPORT

SUPERPRETZEL
SOFT PRETZELS
ICEE
Minute Maid
SOFT FROZEN LEMONADE
LEMON
WholeFruit
SORBET
LUIGI'S

J&J SNACK FOODS CORP.

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

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our four business groups are Food Service, Frozen Beverages, Retail Supermarket, and The Restaurant Group. Each contributed to our 39th consecutive year of record sales in fiscal 2010.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Net Sales	**$ 696,703**	$ 653,047	$ 629,359	$ 568,901	$ 514,831	$ 457,112	$ 416,588	$ 364,567	$ 353,187	$ 328,335
Net Earnings	**$ 48,409**	$ 41,312	$ 27,908	$ 32,112	$ 29,450	$ 26,043	$ 22,710	$ 19,902	$ 18,113	$ 11,876
Total Assets	**$ 483,994**	$ 439,827	$ 408,408	$ 380,288	$ 340,808	$ 305,924	$ 277,424	$ 239,478	$ 220,036	$ 224,481
Long-Term Debt	**$ ___**	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ 28,368
Capital Leases	**$ 863**	$ 381	$ 474	$ 565	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___
Stockholders' Equity	**$ 380,575**	$ 342,844	$ 316,778	$ 295,582	$ 263,656	$ 234,762	$ 210,096	$ 182,564	$ 168,709	$ 146,143
Common Share Data										
EPS-Diluted	**$ 2.59**	$ 2.21	$ 1.47	$ 1.69	$ 1.57	$ 1.40	$ 1.24	$ 1.10	$ 1.00	$ .68
EPS-Basic	**$ 2.61**	$ 2.23	$ 1.49	$ 1.72	$ 1.60	$ 1.43	$ 1.27	$ 1.13	$ 1.04	$ .70
Book Value/Share	**$ 20.58**	$ 18.51	$ 16.90	$ 15.80	$ 14.28	$ 12.85	$ 11.67	$ 10.43	$ 9.48	$ 8.46
Shares Outstanding	**18,491**	18,526	18,748	18,702	18,468	18,272	18,012	17,514	17,806	17,272
Dividends/Share	**$ .43**	$ .39	$ .37	$ .34	$ .30	$ .25	$ ___	$ ___	$ ___	$ ___

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

NET SALES
(In Thousands)
$328,335
$353,187
$364,567
$416,588
$457,112
$514,831
$568,901
$629,359
$653,047
$696,703
'01 '02 '03 '04 '05 '06 '07 '08 '09 '10

NET EARNINGS
(In Thousands)
$11,876
$18,113
$19,902
$22,710
$26,043
$29,450
$32,112
$27,908
$41,312
$48,409
'01 '02 '03 '04 '05 '06 '07 '08 '09 '10

STOCKHOLDERS' EQUITY
(In Thousands)
$146,143
$168,709
$182,564
$210,096
$234,762
$263,656
$295,582
$316,778
$342,844
$380,575
'01 '02 '03 '04 '05 '06 '07 '08 '09 '10

PRESIDENT'S *letter*

To Our Shareholders and Friends:

We had another good year in 2010 achieving record sales and earnings. For the 39th consecutive year, and now measuring 156 straight quarters, we grew our business. This is indeed a record we have executed with discipline and performed with pride, honor and commitment.

2010 FINANCIAL RESULTS IN BRIEF...

- Sales grew 7% to $697 million
- Net income rose 17% to $48.4 million
- Earnings per share (EPS) climbed 17% to $2.59 per share
- Operating income increased 15% to $77.2 million

THE WIZARD OF SNACKS...

In 1939, a wonderful movie, *The Wizard of* Oz, showed us that we each possess strengths and qualities that surprise even ourselves. With the help and guidance of the wonderful Wizard of Oz, the characters realize their potential.

Webster defines wizard as: "Having unique or special powers; a magician, a master or expert; outstandingly clever in some specified field or fields; one who performs skillfully or with special powers".

Our journey to Oz did not begin with us skipping happily along a yellow brick road…nor were there dancing munchkins singing along the way… or flying monkeys preventing us from entering the gates of the Emerald City. However, challenges-a-plenty were before us as we began laying claim to the title, The Wizard of Snacks.

While on this magical journey, now approaching 4 decades, we were able to find opportunities and skillfully convert them into our portfolio of special products.

- **Soft Pretzels... Frozen Beverages... Churros**
  Some were broken and needed repair. Others had unrealized strengths and potentials that just needed some skillful guidance.

- **Frozen Juice Bars... Italian Ices... Funnel Cakes... Cookies... Biscuits...Fruit & Fig Bars**
  All were, in our unique vision, fixable and growable.

with Real Fruit Juice!
SLUSH PUPPIE
9oz.
Funnel FRIES
SUPERPRETZEL
SOFTSTIX
CHEESE FILLED SOFT PRETZEL STICKS
CHEDDAR
Ready In Seconds
SUPERPRETZEL
Oven or Microwaveable
6 Baked Soft Pretzels
LOW FAT
FIG BARS
10 OUNCES
BreakfastBars
BANANA CHOCOLATE CHUNK
WILD CHERRY
WholeFruit
PREMIUM JUICE BAR

WE'RE NOT IN KANSAS ANY MORE...

Our journey began with a combination of good solid business fundamentals strengthened by criteria that have become our identity over the years.

- Produce quality niche products
- Be the low cost producer
- Maintain strong marketing and distribution channels

All of these, enforced by strong execution in the marketplace and good fortune, helped make the past year another magical year for JJSF.

Sales increased a healthy 7% for the year despite the dragging overall effect of the economy. Our Retail Grocery Group led the way with strong double digit gains as it successfully expanded our new product and flavor offerings of WHOLE FRUIT and LUIGI'S frozen novelties. In addition, the ICEE Company, including ICEE, ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE brands had its best year ever. Our core Food Service Group continued to perform well with significant contributions by our Churro brands, TIO PEPE'S, CALIFORNIA CHURRO and THE FUNNEL CAKE FACTORY product sales along with healthier alternatives for schools like our BENEFIT line of cookies and breakfast bars. New product offerings are planned for 2011 to continue this growth.

SOME BRAINS, LOTS OF HEART AND AMPLE COURAGE...

Unlike the Scarecrow, the Tin Man and the Cowardly Lion, who were all searching for these qualities, I believe we have plenty of all three. And we continue to get better.

We are smart enough to know that we are not too smart. We have enough heart to go that extra mile to OZ or anywhere we need to go. And enough courage to believe in our discipline and follow our convictions.

FOLLOW THAT YELLOW BRICK ROAD...

Our Company is committed to following that yellow brick road and we continue to invest in our facilities as well as our people. Our strategies and our disciplines remain well balanced. We are entrepreneurial with the right amounts of restraint . . . not recklessness. Our Company remains debt free. We are proud of our past and confident of our future.

We thank all of our employees, customers and business partners who have helped us on this wonderful journey... along this yellow brick road.

Teddy - There's No Place Like Home!

Sincerely,

Gerald B. Shreiber
President and Chairman
December 1, 2010

ICEE

J & J SNACK FOODS CORP.
2010 FORM 10-K ANNUAL REPORT

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

The Company’s Food Service and Frozen Beverages sales are made primarily to food service customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company’s retail supermarket customers are primarily supermarket chains. The Company’s restaurant group sells direct to the public through its specialty snack food retail outlets, BAVARIAN PRETZEL BAKERY. At September 25, 2010, two outlets remained open.

The Company was incorporated in 1971 under the laws of the State of New Jersey.

The Company has made acquisitions in 2010 and in prior years as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products — including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, ICEE Squeeze-Up Tubes, TIO PEPE’S Churros and CALIFORNIA CHURROS. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

The Restaurant Group

We sell direct to the public through our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY. At September 25, 2010, we had two retail stores.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, HOT KNOTS, DUTCH TWIST, TEXAS TWIST, SANDWICH TWIST, CINNAPRETZEL* and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels. Soft pretzels are sold in the Food Service, Retail Supermarket and The Restaurant Group segments. Soft pretzel sales amounted to 19% of the Company’s revenue in fiscal year 2010, 20% in 2009, and 20% in 2008.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, FRUIT-A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 14% of the Company’s revenue in 2010, 13% in fiscal year 2009 and 13% in 2008.

The Company’s school food service MINUTE MAID and WHOLE FRUIT frozen juice fruit bars are manufactured from an apple or pear juice base to which water, sweeteners, coloring (in some cases) and flavorings

*	CINNAPRETZEL is a registered trademark of Cinnabon, Inc.

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

Churros

The Company’s churros are sold primarily under the LA CHURROS, TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 5% of the Company’s sales in fiscal year 2010, 5% in 2009 and 4% in 2008. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, CAMDEN CREEK BAKERY, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and PRETZEL COOKIE brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 34% of the Company’s sales in fiscal year 2010, 35% in 2009 and 35% in 2008.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada. Additional frozen beverages are JAVA FREEZE and CALIFORNIA NATURAL. Frozen beverages are sold in The Restaurant Group and Frozen Beverages segments.

Frozen beverage sales amounted to 18% of revenue in fiscal 2010, 17% in 2009 and 18% in 2008.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE and ARCTIC BLAST brands at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment, revenue from which amounted to 8% of sales in 2010, 8% of sales in 2009 and 9% of the Company’s sales in fiscal year 2008. The Company sells frozen uncarbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 75,000 Company-owned and customer-owned dispensers.

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

Customers

The Company sells its products to two principal channels: food service and retail supermarkets. The primary products sold to the food service channel are soft pretzels, frozen beverages, frozen juice treats and desserts, churros and baked goods. The primary products sold to the retail supermarket channel are soft pretzels and frozen juice treats and desserts. Additionally, the Company sells soft pretzels, frozen beverages and various other food products direct to the public through its Restaurant Group, which operates BAVARIAN PRETZEL BAKERY. At September 25, 2010, we had two retail stores.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 43% and 42% of our sales during fiscal years 2010, 2009 and 2008, respectively, with our largest customer accounting for 8% of our sales in 2010, 9% in 2009 and 9% in 2008. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

The Food Service and the Frozen Beverages segments sell primarily to food service channels. The Retail Supermarkets segment sells to the retail supermarket channel.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola, Florida; and Solon, Ohio. Frozen beverages are distributed from 130 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAMA TISH’S, FRUIT-A-FREEZE, WHOLE FRUIT and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S and DADDY RAY’S for its bakery products.

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

The Company competes with large soft drink manufacturers for counter and floor space for its frozen beverage dispensing machines at retail locations and with products which are more widely known than the ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST frozen beverages.

The Company competes with a number of other companies in the frozen juice treat and dessert and bakery products markets.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $14,301,000, $11,658,000 and $11,078,000 in fiscal years 2010, 2009 and 2008, respectively. At September 25, 2010, the total assets of our foreign operations were approximately $10.4 million or 2% of total assets.

Employees

The Company has approximately 2,700 full and part time employees as of September 25, 2010. Certain production and distribution employees at the Pennsauken and Bridgeport, New Jersey plants are covered by a collective bargaining agreement which expires in September 2013.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 43% and 42% of our sales during fiscal years 2010, 2009 and 2008, respectively, with our largest customer accounting for 8% of our sales in 2010, 9% in 2009 and 9% in 2008. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Relating to the Control by Gerald B. Shreiber

Gerald B. Shreiber is the founder of the Company and the current beneficial owner of 22% of its outstanding stock. Our Certificate of Incorporation provides that he has three votes on the Board of Directors (subject to certain adjustments). Therefore, he and one other director have voting control of the Board. The performance of this Company is greatly impacted by his leadership and decisions. His voting control reduces the restrictions on his actions. His retirement, disability or death may have a significant impact on our future operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $14,301,000, $11,658,000, and $11,078,000 in fiscal years 2010, 2009 and 2008, respectively. At September 25, 2010, the total assets of our foreign operations were approximately $10.4 million or 2% of total assets.

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

Item 2. Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 65% of capacity. The

Company owns a 128,000 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey. The Company has constructed a large freezer within this facility for warehousing and distribution purposes. The warehouse has a utilization rate of 80–90% depending on product demand. The Company also leases, through January 2022, 52,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. The facility is used by the Company to manufacture some of its products including funnel cake, pretzels, churros and cookies. The facility operates at about 85% of capacity.

The Company’s primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996. The facility is leased through November 2030. The Company leases an additional 80,000 square feet of office and warehouse space, adjacent to its manufacturing facility, through November 2030. The manufacturing facility operates at approximately 45% of capacity.

The Company leases through June 2015 a 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 70% of capacity.

The Company leases through November 2017 a 25,000 square foot frozen juice treat and dessert manufacturing facility located in Norwalk (Los Angeles), California which operates at approximately 40% of capacity.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2020. The facility operates at about 50% of capacity.

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility and a 42,000 square foot dry storage warehouse located on six acres in Scranton, Pennsylvania. The manufacturing facility, which was expanded from 26,000 square feet in 1998, operates at approximately 65% of capacity.

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

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2010 with options to extend the term. The facility operates at approximately 45% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. The buildings are leased through December 2015. The manufacturing facility operates at approximately 45% of capacity.

The Company owns a 65,000 square foot fig and fruit bar manufacturing facility located on 9-1/2 acres in Moscow Mills (St. Louis), Missouri. The facility operates at about 80% of capacity.

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings. The building is approximately 14,000 square feet and the lease runs through December 2013. The manufacturing facility operates at approximately 75% of capacity.

The Company’s Bavarian Pretzel Bakery headquarters and warehouse and distribution facilities are owned and located in an 11,000 square foot building in Lancaster, Pennsylvania.

The Company also leases approximately 136 warehouse and distribution facilities in 44 states, Mexico and Canada.

Item 3. Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of the security holders during the quarter ended September 25, 2010.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 26, 2009 and September 25, 2010.

Common Stock Market Price

	High	Low	Dividend Declared
Fiscal 2009
First quarter	$34.50	$24.07	$.0975
Second quarter	36.57	30.12	.0975
Third quarter	40.14	32.10	.0975
Fourth quarter	44.75	35.17	.0975

Fiscal 2010
First quarter	$44.00	$35.19	$.1075
Second quarter	44.90	36.80	.1075
Third quarter	48.51	42.56	.1075
Fourth quarter	45.22	37.00	.1075

As of November 26, 2010, there were about 7,700 beneficial shareholders.

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. 49,804 shares were purchased in the fourth quarter of 2010 at a cost of $1,874,000. There remains 210,772 shares that can be purchased under the existing authorization.

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000. Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In our 2008 fiscal year ended September 27, 2008, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

Item 6. Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2008, 2009 and 2010.

	Fiscal year ended in September (In thousands except per share data)
	2010	2009	2008	2007	2006
Net Sales	$696,703	$653,047	$629,359	$568,901	$514,831
Net Earnings	$48,409	$41,312	$27,908	$32,112	$29,450
Total Assets	$483,994	$439,827	$408,408	$380,288	$340,808
Long-Term Debt	$—	$—	$—	$—	$—
Capital Lease Obligations	$863	$381	$474	$565	$—
Stockholders’ Equity	$380,575	$342,844	$316,778	$295,582	$263,656
Common Share Data
Earnings Per Diluted Share	$2.59	$2.21	$1.47	$1.69	$1.57
Earnings Per Basic Share	$2.61	$2.23	$1.49	$1.72	$1.60
Book Value Per Share	$20.58	$18.51	$16.90	$15.80	$14.28
Common Shares Outstanding At Year End	18,491	18,526	18,748	18,702	18,468
Cash Dividends Declared Per Common Share	$.43	$.39	$.37	$.34	$.30

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

Revenue Recognition — We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment. We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $13 million and $14 million at September 25, 2010 and September 26, 2009, respectively.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $493,000, $492,000 and $502,000 for the fiscal years 2010, 2009 and 2008, respectively. At September 25, 2010 and September 26, 2009, our accounts receivables were $68,183,000 and $59,734,000, net of an allowance for doubtful accounts of $591,000 and $623,000.

Asset Impairment — We have three reporting units with goodwill totaling $70,070,000 as of September 25, 2010. We utilize historical reporting unit cash flows (defined as reporting unit operating income plus depreciation and amortization) as a proxy for expected future reporting unit cash flows to evaluate the fair value of these reporting units. If the fair value estimated substantially exceeds the carrying value of the reporting unit, including the goodwill, if any, associated with that unit, we do not recognize any impairment loss. We generally do not engage a third party to assist in this analysis as we believe that our in-house expertise is adequate to perform the analysis.

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

Insurance Reserves — We have a self-insured medical plan which covers approximately 1,200 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 25, 2010 and September 26, 2009 was $1,106,000 and $1,157,000, respectively. Considering that we have stop loss coverage of $175,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2010 and 2009 was $2,200,000 and $2,300,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $7,300,000 and $7,100,000 at September 25, 2010 and September 26, 2009, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 25, 2010 and September 26, 2009, we had outstanding letters of credit totaling $8,175,000 and $8,675,000, respectively.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2010 (52 weeks) Compared to Fiscal 2009 (52 weeks)

Net sales increased $43,656,000, or 7%, to $696,703,000 in fiscal 2010 from $653,047,000 in fiscal 2009.

Excluding sales from the acquisition of Parrot Ice in February 2010 and California Churros in June 2010, sales increased 6% for the year.

Approximately $12.7 million, or 29%, of the increased sales were sales of funnel cake fries to one customer, which is carrying the product in virtually all of its domestic locations. Although we are not able to provide an estimate of the sales going forward, we anticipate that these sales will be significantly less in fiscal year 2011.

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

Food Service

Sales to food service customers increased $19,206,000, or 5%, to $436,959,000 in fiscal 2010. Excluding sales from the acquisition of California Churros, food service sales would have increased 4% for the year. Sales of funnel cake fries to one customer accounted for over 66% of the food service sales increase. Soft pretzel sales to the food service market increased 1% to $100,694,000 for the year. Frozen juice bar and ices sales decreased $2,999,000, or 6%, to $47,273,000 for the year primarily as the result of lower sales to one contract packing customer and to school food service accounts. Churro sales to food service customers increased 8% to $31,732,000 in 2010. Without sales from California Churros, churro sales for the year would have been down about 1/2 of one percent. Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $5,606,000, or 3%, for the year due primarily to increased sales to private label customers. Biscuit and dumpling sales increased 1% to $33,326,000. Sales of fig and fruit bars decreased 4% to $31,715,000 due primarily to lower sales to one customer who discontinued a particular product. Funnel cake and related funnel cake product sales increased by $14,083,000 to $22,804,000 primarily due to sales to one customer. Sales of new products in the first twelve months since their introduction were approximately $29 million in fiscal year 2010. Net volume increases, including new product sales as defined above and sales resulting from the acquisition of California Churros, accounted for all but approximately $1,500,000 of the sales increases this year. Price increases accounted for the remaining $1,500,000. Operating income in our Food Service segment increased from $45,024,000 in 2009 to $50,255,000 in 2010 primarily as a result of increased volume as discussed above and lower ingredients and packaging costs of about $2 million.

Retail Supermarkets

Sales of products to retail supermarkets increased $10,961,000 or 17% to $76,119,000 in fiscal year 2010. Soft pretzel sales to retail supermarkets were $30,463,000 compared to $30,506,000 in 2009 on a unit volume decrease of less than 1%. This makes the third consecutive year of flat or modestly up or down unit sales. Sales of frozen juices and ices increased $10,469,000 or 28% to $48,288,000 on a unit volume increase of 24%. Reduced trade spending of $1.5 million for the introduction of new frozen novelty items and a shift in product mix increased sales dollars in relation to the overall unit volume increases. Coupon redemption costs, a reduction of sales, decreased 9% or about $354,000 for the year. Sales of products in the first twelve months since their introduction were approximately $4.2 million in fiscal year 2010. Net volume increases, including new product sales as defined above and net of decreased coupon costs and reduced trade spending for new product introductions, accounted for virtually all of the sales increases in 2010. Operating income in our Retail Supermarkets segment increased from $7,442,000 in 2009 to $11,281,000 in 2010 primarily as a result of volume increases and reduced trade spending for the introduction of new frozen novelty items.

The Restaurant Group

Sales of our Restaurant Group decreased 33% to $847,000 primarily due to the closing of stores in fiscal years 2009 and 2010 and by lower sales in general. Sales of our two stores open for both years were down about 7% from last year. Operating loss in our Restaurant Group segment decreased from $64,000 in 2009 to $35,000 in 2010.

Frozen Beverages

Frozen beverage and related product sales increased 8% to $182,778,000 in fiscal 2010. Excluding sales from the acquisition of Parrot Ice, sales would have increased 7% for the year. Beverage sales alone increased 13% to $128,125,000 for the year with increased sales to two new customers and one existing customer, sales from Parrot Ice and a 26% increase in sales in Mexico accounting for over 80% of the increase. Gallon sales were up 10% in our base ICEE business with sales to three customers accounting for almost all of the increase. Service revenue decreased 4% to $40,410,000 for the year with declines spread across our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, increased from $11,729,000 in 2009 to $11,964,000 in 2010. The estimated number of Company owned frozen beverage dispensers was 38,600 and 35,700 at September 25, 2010 and September 26, 2009, respectively. Operating income in our Frozen Beverage segment increased from $14,536,000 in 2009 to $15,661,000 in 2010 as a result of increased volume as discussed above. Higher gasoline costs of approximately $867,000 impacted the year’s operating income.

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

Gross profit as a percentage of sales increased to 32.69% in 2010 from 31.98% in 2009. Lower ingredient and packaging costs compared to last year of approximately $2.2 million, the benefit of higher volumes leveraging our fixed manufacturing costs and reduced trade spending for new product introductions in our Retail Supermarket segment were primarily responsible for the increased gross profit percentage. Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of flour and other commodities over the past six months which we anticipate will result in higher costs over some portions of our fiscal year 2011. The impact of these higher costs and increased costs in operational areas may result in lower net earnings in 2011 than in 2010.

Total operating expenses increased $8,712,000 to $150,618,000 in fiscal 2010 and as a percentage of sales decreased .11 of a percentage point and remained at 22% of sales. Marketing expenses decreased .29 percentage points to 10% of sales. Distribution expenses decreased .13 percentage points to 7% of sales. Administrative expenses were about 3-1/2% of sales in both years. Other general expense of $2,087,000 this year compared to other general income of $5,000 in 2009. Included in other general expense this year is $1.6 million for an unclaimed property assessment and $577,000 of acquisition costs.

Operating income increased $10,224,000 or 15% to $77,162,000 in fiscal year 2010 as a result of the aforementioned items.

Investment income decreased by $272,000 to $1,114,000 due to the general decline in the level of interest rates.

The effective income tax rate decreased 1.42 percentage points to 38% from 39% last year. About 2/3 of this decrease was from the reduction of $750,000 of unrecognized tax benefits.

Net earnings increased $7,097,000, or 17%, in fiscal 2010 to $48,409,000, or $2.59 per diluted share as a result of the aforementioned items.

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

Food Service

Sales to food service customers increased $17,559,000, or 4%, to $417,753,000 in fiscal 2009. Soft pretzel sales to the food service market decreased $313,000, or about 1/3 of one percent, to $99,471,000 for the year. Unit sales of soft pretzels were down 3% for the year which is a continuation of a multi-year trend of flat or modestly up or down sales. Sales of bakery products excluding biscuit and dumpling sales and fruit and fig bar sales, increased $6,607,000, or 4%, for the year. Biscuit and dumpling sales were up 8% to $32,845,000 due to increased distribution and new product offerings. Sales of fig and fruit bars increased 11% to $29,497,000 due to strong volume growth spread across our customer base. Churro sales were up 16% for the year with $29,404,000 of sales in 2009 with over 80% of the sales increase coming from sales to one customer who previously had not been a purchaser of churros. Frozen juice bar and ices sales decreased $934,000 or 2% to $50,272,000 for the year. Our sales of frozen juice bar and ices to school food service have been impacted and we expect them to continue to be impacted by nutritional concerns. Sales of our funnel cake products were up $2,872,000, or 49%, with sales to one customer who previously had not been a purchaser of funnel cake products accounting for about one-half of the increase and sales of funnel cake fries, a product introduced in the fourth quarter of fiscal 2008, accounting for the balance. Sales of new products in the first twelve months since their introduction were approximately $12,600,000 in fiscal year 2009. Price increases accounted for estimated sales of $13,700,000 in fiscal year 2009 and net volume increases, including new product sales as defined above, accounted for approximately $3,900,000 of sales in fiscal 2009. Operating Income in our Food Service segment increased from $24,784,000 in 2008 to $45,024,000 in 2009 primarily as a result of price increases and increased volume as discussed above and lower commodity costs of approximately $10,000,000.

Retail Supermarkets

Sales of products to retail supermarkets increased $8,046,000 or 14% to $65,158,000 in fiscal 2009. Total soft pretzel sales to retail supermarkets were $30,506,000, an increase of 11% from fiscal 2008, on a unit volume decrease of 2%. Sales of frozen juice bars and ices increased 19% to $37,819,000 in 2009 on a case volume increase of 25%. Increased trade spending of $1.3 million for the introduction of new frozen novelty items and a shift in product mix reduced sales dollars in relation to the unit volume increases. Coupon redemption costs, a reduction of sales, increased 38% or about $1,029,000 for the year as we increased couponing in light of a trend toward increased use of coupons by shoppers. Sales of products in the first twelve months since their introduction were approximately $6,300,000 in fiscal year 2009. Price increases accounted for estimated sales of $2,400,000 in fiscal year 2009 and net volume increases, including new product sales as defined above and net of increased coupon costs, accounted for approximately $5,600,000 of sales in fiscal 2009. Operating Income in our Retail Supermarkets segment increased from $4,665,000 in 2008 to $7,442,000 in 2009 primarily as a result of price and volume increases.

The Restaurant Group

Sales of our Restaurant Group, which operates BAVARIAN PRETZEL BAKERY and PRETZEL GOURMET retail stores in the Mid-Atlantic region, declined by 23% primarily due to closings or licensings of stores in the past year. At September 26, 2009, we had 4 stores open. Sales of stores open for both years were down 7% for the year. Operating Loss in our Restaurant Group segment decreased from $140,000 in 2008 to $64,000 in 2009 primarily resulting from a decline in store closing costs.

Frozen Beverages

Frozen beverage and related product sales decreased $1,539,000 or 1% to $168,879,000 in fiscal 2009. Beverage sales alone were down 1% for the year. Gallon sales were down 2% for the year in our base ICEE business which is a continuation of a multi-year trend. Service revenue increased $3,210,000, or 8%, to $42,013,000 for the year as we continue to grow this part of our business to new and existing customers. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, decreased $3,065,000 to $11,729,000 for the year. The estimated number of company owned frozen beverage dispensers was 35,700 and 33,400 at September 26, 2009 and September 27, 2008, respectively. Operating Income in our Frozen Beverages segment increased from $14,027,000 in 2008 to $14,536,000 in 2009.

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

Lower commodity costs in excess of $11,000,000, higher pricing and increased efficiencies due to volume in some of our product lines partially offset by higher workers’ compensation and group health benefit expense were the primary drivers causing the gross profit percentage increase. We presently expect commodity costs to be lower on a year to year comparison basis over the next several quarters; however, commodity costs can be extremely volatile and may be significantly different from what we are presently expecting. As we are self incurred for most of our workers compensation costs and group health benefit costs, they may go up or down without notice.

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

On January 9, 2007, we acquired the assets of Hom/Ade Foods, Inc. Hom/Ade Foods, Inc., based in Pensacola, Florida is a manufacturer and distributor of biscuits and dumplings sold under the MARY B’s and private label store brands predominantly to the retail supermarket trade. Annual sales of the business were approximately $30 million for the year ended December 2006.

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

In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores. Revenues from Parrot Ice were approximately $1.5 million for our 2010 fiscal year.

On June 10, 2010 we acquired the assets of California Churros, Inc., a manufacturer and seller of premium brand churros selling its products under the brand CALIFORNIA CHURROS. Headquartered and with its manufacturing facility in Colton, CA, California Churros had sales of approximately $2.5 million in our 2010 fiscal year.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $577,000 in accumulated other comprehensive loss in 2010 and an increase of $1,428,000 in 2009 and a decrease of $3,000 in 2008. In 2010, sales of the two subsidiaries were $14,301,000 as compared to $11,658,000 in 2009 and $11,078,000 in 2008.

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. 49,804 shares were purchased in the fourth quarter of 2010 at a cost of $1,874,000. There remains 210,772 shares that can be purchased under the existing authorization.

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000. Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In our 2008 fiscal year ended September 27, 2008, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000.

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 25, 2010 and September 26, 2009. The significant financial covenants are:

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

We were in compliance with the financial covenants described above at September 25, 2010.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2010 and 2009 was $2,200,000 and $2,300,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 25, 2010 and September 26, 2009, we had outstanding letters of credit totaling $8,175,000 and $8,675,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt, including current maturities	$—	$—	$—	$—	$—
Capitalized lease obligations	863	244	491	128	—
Purchase commitments	44,000	44,000	—	—	—
Operating leases	52,272	8,913	12,892	8,134	22,333
Total	$97,135	$53,157	$13,383	$8,262	$22,333

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2010 Compared to Fiscal 2009

Cash and cash equivalents and marketable securities held to maturity decreased $2,544,000, or 2%, to $116,446,000 from a year ago.

Trade receivables increased $8,449,000, or 14%, to $68,183,000 in 2010 due primarily to increased sales levels in our fourth quarter. Inventories increased $4,626,000 or 10% to $50,630,000 in 2010 due to increased sales levels and an increase in equipment parts needed to support our frozen beverage business.

Prepaid expenses and other increased to $6,067,000 from $1,910,000 last year because of estimated federal income tax payments made prior to the enactment of the law extending bonus depreciation.

Net property, plant and equipment increased $12,919,000 to $110,092,000 because purchases of fixed assets for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets, and because of the addition of $3,508,000 in fixed assets acquired in acquisitions and the purchase of a distribution freezer warehouse building which had previously been leased, for a purchase price of $5,794,000.

Other intangible assets, less accumulated amortization increased $6,159,000 to $55,284,000 due to intangible assets of $10,846,000 acquired in acquisitions net of amortization of $4,687,000.

Goodwill increased $9,756,000 to $70,070,000 from September 26, 2009 to September 25, 2010 as a result of the acquisition of California Churros.

Accounts payable and accrued liabilities increased $2,484,000 due to increased levels of business.

Accrued compensation expense increased 5% to $12,244,000 due to an increase in our employee base, a general increase in the level of pay rates and higher bonuses due to be paid.

Deferred income tax liabilities increased by $3,368,000 to $30,401,000 which related primarily to amortization of goodwill and other intangible assets and depreciation of property, plant and equipment.

Other long-term liabilities at September 25, 2010 include $1,249,000 of gross unrecognized tax benefits which decreased from $1,895,000 a year ago due to reductions for tax positions of prior years.

Common stock decreased $3,324,000 to $38,453,000 in 2010 because increases totalling $4,444,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense were less than the repurchase of common stock of $7,768,000 by $3,324,000.

Net cash provided by operating activities decreased $12,625,000 to $68,008,000 in 2010 primarily because of increases in accounts receivable, inventories and prepaid expenses and other of $8,629,000, $4,422,000 and

$4,101,000, respectively, compared to decreases in accounts receivable, inventories and prepaid expenses and other in 2009 of $1,144,000, $2,993,000 and $37,000, respectively. The net change in accounts receivable and inventories of $21,326,000 was partially offset by higher net earnings of $7,097,000 and higher depreciation and amortization of fixed assets of $1,835,000.

Net cash used in investing activities decreased $6,370,000 to $41,455,000 in 2010 from $47,825,000 in 2009 primarily because of increased proceeds from marketable securities, net of purchases, which netted $16,866,000 compared to net purchases of marketable securities of $20,976,000 in 2009; which were partially offset by payments for purchases of companies, net of cash acquired in 2010, of $25,185,000 and by increased purchases of property, plant and equipment of $6,341,000 in 2010 compared to 2009.

Net cash used in financing activities of $12,609,000 in 2010 compared to net cash used by financing activities of $15,740,000 in 2009. The decrease was caused by a decrease of $4,742,000 in payments to repurchase common stock.

In 2010, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment, purchases of companies, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although the balance of our long-term debt is $0 at September 25, 2010, we may borrow in the future depending on our needs.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 25, 2010, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 25, 2010, the Company had no long-term debt obligations.

Purchasing Risk

The Company’s most significant raw material requirements include flour, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. The Company attempts to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. Future contracts are not used in combination with forward purchasing of these raw materials. The Company’s procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 25, 2010 because it does not believe its foreign exchange exposure is significant.

Item 8. Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended for financial reporting, as of September 25, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 25, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 25, 2010, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 25, 2010. Their report, dated December 7, 2010, expressed an unqualified opinion on our internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B. Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 9, 2011 (“2010 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2010 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 9, 2011, is incorporated herein by reference.

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company’s principal executive officer and senior financial officers. The Company has also adopted a Code of Business Conduct and Ethics which applies to all employees. The Company will furnish any person, without charge, a copy of the Code of Ethics upon written request to J & J Snack Foods Corp., 6000 Central Highway, Pennsauken, New Jersey 08109, Attn: Dennis Moore. A copy of the Code of Ethics can also be found on our website at www.jjsnack.com. Any waiver of any provision of the Code of Ethics granted to the principal executive officer or senior financial officer may only be granted by a majority of the Company’s disinterested directors. If a waiver is granted, information concerning the waiver will be posted on our website www.jjsnack.com for a period of 12 months.

Item 11. Executive Compensation

Information concerning executive compensation appearing in the Company’s 2010 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 9, 2011 or until their successors are duly elected.

Name	Age	Position
Gerald B. Shreiber	69	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	55	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Radano	61	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	50	President of The ICEE Company Subsidiary
Gerard G. Law	36	Senior Vice President, Western Operations
Robert J. Pape	53	Senior Vice President, Sales and Marketing

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2015.

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

Gerard G. Law joined the Company in 1992. He served in various manufacturing and sales management capacities prior to becoming Senior Vice President, Western Operations in 2009.

Robert J. Pape joined the Company in 1998. He served in various sales and sales management capacities prior to becoming Senior Vice President, Sales and Marketing in 2010.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 25, 2010.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	672,000	$28.22	1,207,000
Equity compensation plans not approved by security holders	—	—	—
Total	672,000	$28.22	1,207,000

Item 13. Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2010 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2010 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990 (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990).

3.2	Revised Bylaws adopted May 17, 2006 (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

4.3	Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

10.1	Proprietary Exclusive Manufacturing Agreement dated July 17, 1984 between J & J Snack Foods Corp. and Wisco Industries, Inc. (Incorporated by reference from the Company’s Form S-1 dated February 4, 1986, file no. 33-2296).

10.2*	J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 19, 2002).

10.3*	Adoption Agreement for MFS Retirement Services, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, effective September 1, 2004 (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

10.4*	J & J Snack Foods Corp. Directors’ and Consultants’ Deferred Compensation Plan adopted November 21, 2005 (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

10.7	Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility (Incorporated by reference from the Company’s Form 10-K dated December 21, 1995).

10.8*	J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).

10.11	Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).

10.14	Leases and amendments to leases between Liberty Venture I, LP and J & J Snack Foods Corp. for the three buildings located in Bridgeport, New Jersey (Incorporated by reference from the Company’s Form 10-K dated December 8, 2009).

10.15**	Amendment No. 2 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility.

10.16**	Amendment to Lease dated January 1, 1996 between Country Home Bakers, LLC and Borck Associates Limited Partnership for the lease of the Atlanta, GA facility.

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

*	Compensatory Plan
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

December 7, 2010	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

December 7, 2010	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

December 7, 2010	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)

December 7, 2010	/s/ Sidney R. Brown
Sidney R. Brown, Director

December 7, 2010	/s/ Peter G. Stanley
Peter G. Stanley, Director

December 7, 2010	/s/ Leonard M. Lodish
Leonard M. Lodish, Director

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
J & J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J & J Snack Foods Corp. and Subsidiaries as of September 25, 2010 and September 26, 2009, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 25, 2010 (52 weeks, 52 weeks, and 52 weeks, respectively). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. We have also audited J & J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J & J Snack Foods Corp. and Subsidiaries’ management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on J & J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J & J Snack Foods Corp. and Subsidiaries as of September 25, 2010 and September 26, 2009, and the consolidated results of its operations and its consolidated cash flows for each of the three fiscal years in the period ended September 25, 2010 (52 weeks, 52 weeks and 52 weeks) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. In our opinion, J & J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

December 7, 2010

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 25, 2010	September 26, 2009
	(in thousands, except share amounts)
Assets
Current Assets
Cash and cash equivalents	$74,665	$60,343
Marketable securities held to maturity	15,481	38,653
Receivables
Trade, less allowances of $591 and $623, respectively	68,183	59,734
Other	1,692	808
Inventories	50,630	46,004
Prepaid expenses and other	6,067	1,910
Deferred income taxes	3,813	3,659
Total current assets	220,531	211,111

Property, Plant and Equipment, at cost	414,403	383,156
Less accumulated depreciation and amortization	304,311	285,983
	110,092	97,173

Other Assets
Goodwill	70,070	60,314
Other intangible assets, net	55,284	49,125
Marketable securities held to maturity	26,300	19,994
Other	1,717	2,110
	153,371	131,543
	$483,994	$439,827

Liabilities and Stockholders’ Equity
Current Liabilities
Current obligations under capital leases	$244	$96
Accounts payable	52,338	48,204
Accrued liabilities	4,269	5,919
Accrued compensation expense	12,244	11,656
Dividends payable	1,986	1,804
Total current liabilities	71,081	67,679

Long-term obligations under capital leases	619	285
Deferred income taxes	30,401	27,033
Other long-term liabilities	1,318	1,986

Stockholders’ Equity
Preferred stock, $1 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,491,000 and 18,526,000 respectively	38,453	41,777
Accumulated other comprehensive loss	(2,854)	(3,431)
Retained earnings	344,976	304,498
	380,575	342,844
	$483,994	$439,827

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal year ended
	September 25, 2010 (52 weeks)	September 26, 2009 (52 weeks)	September 27, 2008 (52 weeks)
Net Sales	$696,703	$653,047	$629,359
Cost of goods sold(1)	468,923	444,203	442,452
Gross profit	227,780	208,844	186,907
Operating expenses
Marketing(2)	72,103	69,493	69,792
Distribution(3)	52,146	49,705	52,609
Administrative(4)	24,282	22,713	21,545
Other general expense (income)	2,087	(5)	(375)
	150,618	141,906	143,571
Operating income	77,162	66,938	43,336

Other income (expenses)
Investment income	1,114	1,386	2,665
Interest expense and other	(179)	(115)	(116)
	935	1,271	2,549

Earnings before income taxes	78,097	68,209	45,885

Income taxes	29,688	26,897	17,977

NET EARNINGS	$48,409	$41,312	$27,908

Earnings per diluted share	$2.59	$2.21	$1.47

Weighted average number of diluted shares	18,703	18,713	19,008

Earnings per basic share	$2.61	$2.23	$1.49

Weighted average number of basic shares	18,528	18,516	18,770

(1)	Includes share-based compensation expense of $182 for the year ended September 25, 2010, $211 for the year ended September 26, 2009 and $229 for the year ended September 27, 2008.

(2)	Includes share-based compensation expense of $448 for the year ended September 25, 2010, $729 for the year ended September 26, 2009 and $799 for the year ended September 27, 2008.

(3)	Includes share-based compensation expense of $21 for the year ended September 25, 2010, $21 for the year ended September 26, 2009 and $23 for the year ended September 27, 2008.

(4)	Includes share-based compensation expense of $597 for the year ended September 25, 2010, $755 for the year ended September 26, 2009 and $800 for the year ended September 27, 2008.

The accompanying notes are an integral part of these statements.

J & J Snack Foods Corp. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

	Common Stock
	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income
Balance at September 30, 2007	18,702	$47,280	$(2,006)	$250,308	$295,582
Cumulative effective of change in accounting for income taxes	—	—	—	(925)	(925)
Issuance of common stock upon exercise of stock options	150	2,029	—	—	2,029
Issuance of common stock for employee stock purchase plan	31	782	—	—	782
Foreign currency translation adjustment	—	—	3	—	3	$3
Issuance of common stock under deferred stock plan	—	388	—	—	388
Dividends declared	—	—	—	(6,925)	(6,925)
Share-based compensation	—	1,475	—	—	1,475
Repurchase of common stock	(135)	(3,539)	—	—	(3,539)
Net earnings	—	—	—	27,908	27,908	27,908
Comprehensive income	—	—	—	—	—	$27,911
Balance at September 27, 2008	18,748	$48,415	$(2,003)	$270,366	$316,778
Issuance of common stock upon exercise of stock options	198	3,284	—	—	3,284
Issuance of common stock for employee stock purchase plan	26	687	—	—	687
Foreign currency translation adjustment	—	—	(1,428)	—	(1,428)	$(1,428)
Issuance of common stock under deferred stock plan	5	368	—	—	368
Dividends declared	—	—	—	(7,180)	(7,180)
Share-based compensation	—	1,533	—	—	1,533
Repurchase of common stock	(451)	(12,510)	—	—	(12,510)
Net earnings	—	—	—	41,312	41,312	41,312
Comprehensive income	—	—	—	—	—	$39,884
Balance at September 26, 2009	18,526	$41,777	$(3,431)	$304,498	$342,844
Issuance of common stock upon exercise of stock options	142	2,325	—	—	2,325
Issuance of common stock for employee stock purchase plan	22	726	—	—	726
Foreign currency translation adjustment	—	—	577	—	577	$577
Issuance of common stock under deferred stock plan	5	280	—	—	280
Dividends declared	—	—	—	(7,931)	(7,931)
Share-based compensation	—	1,113	—	—	1,113
Repurchase of common stock	(204)	(7,768)	—	—	(7,768)
Net earnings	—	—	—	48,409	48,409	48,409
Comprehensive income	—	—	—	—	—	$48,986
Balance at September 25, 2010	18,491	$38,453	$(2,854)	$344,976	$380,575

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	September 25, 2010 (52 weeks)	September 26, 2009 (52 weeks)	September 27, 2008 (52 weeks)
Operating activities:
Net earnings	$48,409	$41,312	$27,908
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	24,498	22,663	22,181
Amortization of intangibles and deferred costs	5,354	5,090	5,289
Gains from disposals and impairment of property & equipment	(14)	(31)	(174)
Share-based compensation	1,248	1,716	1,851
Deferred income taxes	3,219	3,839	3,446
Changes in assets and liabilities, net of effects from purchase of companies:
(Increase) decrease in accounts receivable	(8,629)	1,144	(4,701)
(Increase) decrease in inventories	(4,422)	2,993	(2,448)
(Increase) decrease in prepaid expenses and other	(4,101)	37	(537)
Increase in accounts payable and accrued liabilities	2,446	1,870	2,082
Net cash provided by operating activities	68,008	80,633	54,897

Investing activities:
Purchases of property, plant and equipment	(33,531)	(27,190)	(22,781)
Payments for purchases of companies, net of cash acquired	(25,185)	—	—
Purchase of marketable securities	(50,496)	(66,380)	(2,470)
Proceeds from redemption and sales of marketable securities	67,362	10,204	—
Purchase of auction market preferred stock	—	—	(10,500)
Proceeds from redemption and sales of auction market preferred stock	—	35,200	16,500
Proceeds from disposal of property and equipment	407	326	932
Other	(12)	15	(535)
Net cash used in investing activities	(41,455)	(47,825)	(18,854)

Financing activities:
Payments to repurchase common stock	(7,768)	(12,510)	(3,539)
Proceeds from issuance of common stock	3,051	3,971	2,811
Payments of cash dividend	(7,749)	(7,108)	(6,781)
Payments on capitalized lease obligations	(143)	(93)	(91)
Net cash used in financing activities	(12,609)	(15,740)	(7,600)
Effect of exchange rate on cash and cash equivalents	378	(990)	3
Net increase in cash and cash equivalents	14,322	16,078	28,446
Cash and cash equivalents at beginning of year	60,343	44,265	15,819
Cash and cash equivalents at end of year	$74,665	$60,343	$44,265

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

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $52,146,000, $49,705,000 and $52,609,000 for the fiscal years ended 2010, 2009 and 2008, respectively.

During the years ended September 25, 2010, September 26, 2009 and September 27, 2008, we sold $16,185,000, $16,745,000 and $11,881,000, respectively, of repair and maintenance service contracts related to frozen beverage machines. At September 25, 2010 and September 26, 2009, deferred income on repair and maintenance service contracts was $1,416,000 and $1,424,000, respectively, of which $67,000 and $90,000 is included in other long-term liabilities as of September 25, 2010 and September 26, 2009, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Repair and maintenance service contract income of $16,192,000, $16,451,000 and $11,911,000 was recognized for the fiscal years ended 2010, 2009 and 2008, respectively.

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

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have approximately 10 customers with accounts receivable balances of between $1 million and $7 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 43% and 42% of our sales during fiscal years 2010, 2009 and 2008, respectively, with our largest customer accounting for 8% of our sales in 2010, 9% in 2009 and 9% in 2008. Three of the ten customers are food distributors who sell our product to many end users.

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

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used. At September 25, 2010 and September 26, 2009, our reserve for inventory was $4,189,000 and $4,209,000, respectively.

8. Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale; however, we have classified our auction market preferred stock separately in our statement of cash flows because of the failure of the auction market beginning in February 2008. The balance of our investment portfolio consists solely of investments classified as held to maturity. See Note C for further information on our holdings of investment securities.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On September 30, 2007, the first day of the 2008 fiscal year, we recognized a $925,000 decrease to opening retained earnings from the cumulative effect of recognizing a liability for uncertain tax positions. As of September 25, 2010 and September 26, 2009, the total amount of gross unrecognized tax benefits is $1,249,000 and $1,895,000, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. The Company had $429,000 and $742,000 of accrued interest and penalties as of September 25, 2010 and September 26, 2009, respectively. We recognized $7,000 and $3,000 of penalties and interest in the years ended September 25, 2010 and September 26, 2009, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at September 26, 2009	$1,895
Additions based on tax positions related to the current year	158
Reductions for tax positions of prior years	(750)
Settlements	(54)
Balance at September 25, 2010	$1,249

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 25, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$48,409	18,528	$2.61
Effect of Dilutive Securities
Options	—	175	(.02)
Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$48,409	18,703	$2.59

110,900 anti-dilutive shares have been excluded in the computation of 2010 diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

13. Accounting for Stock-Based Compensation

At September 25, 2010, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands, except per share amounts)
Stock options	$592	$508	$1,019
Stock purchase plan	184	237	137
Deferred stock issued to outside directors	138	138	138
Restricted stock issued to an employee	28	87	100
	$942	$970	$1,394

Per diluted share	$.05	$.05	$.07

The above compensation is net of tax benefits	$306	$746	$457

At September 25, 2010, the Company has unrecognized compensation expense of approximately $960,000 to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2010, 2009 and 2008: expected volatility of 29.0% for fiscal year 2010, 23.3% for year 2009 and 25.2% for year 2008; weighted average risk-free interest rates of 2.21%, 2.70% and 3.60%; dividend rate of 1.2%, 1.2% and 1.1% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 13% was used for fiscal year 2010, and 15% was used for 2009 and 2008.

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

14. Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $2,751,000, $2,267,000, and $1,666,000 for the fiscal years 2010, 2009 and 2008, respectively.

15. Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 25, 2010, we have approximately $44 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

16. Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $866,000, $761,000 and $571,000 for the fiscal years 2010, 2009 and 2008, respectively.

17. Recent Accounting Pronouncements

In December 2007, the FASB issued guidance expanding the definition of a business combination and requiring the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. The guidance also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, the guidance requires that acquisition costs generally be expensed in the period incurred and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. We adopted this guidance for the acquisitions we made in our fiscal year 2010.

In August 2008, the FASB issued guidance that revises the factors that a company should consider to develop renewal or extension assumptions used in estimating the useful life of a recognized intangible asset. The new guidance will apply to all intangible assets acquired after the guidance’s effective date. The guidance also requires new disclosures for all intangible assets recognized as of, and subsequent to, the effective date. The underlying purpose of the guidance is to improve the consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of an intangible asset. This guidance was effective for our 2010 fiscal year. The adoption of this guidance had no impact on our consolidated financial statements.

In April 2009, the FASB issued guidance that amends the provisions in its guidance issued in December 2007 for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This revised guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria, included in the December 2007 guidance and carries forward most of the provisions related to acquired contingencies in its June 2001 guidance. This guidance was effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date was on or after the beginning of our fiscal year 2010. The effect of this guidance on our consolidated financial statements will depend upon the nature, terms and size of any acquired contingencies consummated in fiscal year 2010 or later. For the acquisitions we made in fiscal year 2010, the adoption of this guidance had no effect on our consolidated financial statements.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B — ACQUISITIONS (Continued)

On January 31, 2007 we acquired the assets of Radar Inc., a manufacturer and seller of fig and fruit bars selling its products under the brand DADDY RAY’S. Headquartered and with its manufacturing facility in Moscow Mills, Missouri (outside of St. Louis), Radar, Inc. sells to the retail grocery segment and mass merchandisers, both branded and private label.

On April 2, 2007, we acquired the WHOLE FRUIT Sorbet and FRUIT-A-FREEZE Fruit Bar brands, along with related assets including a manufacturing facility located in Norwalk, California which sells primarily to the supermarket industry.

On June 25, 2007, we acquired the assets of an ICEE distributor in Kansas.

In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores. Revenues from Parrot Ice were approximately $1.5 million for our 2010 fiscal year.

In June 2010, we acquired the assets of California Churros, a manufacturer and distributor of a premium brand churro. Revenues from California Churros were approximately $2.5 million for our 2010 fiscal year.

The purchase price allocation for the California Churros acquisition and other acquisitions, including Parrot Ice, which were made during the 2010 fiscal year is as follows:

	California Churros	Other
	(in thousands)
Working Capital	$1,075	$—
Property, plant & equipment	2,373	1,135
Trade Names	4,024	—
Customer Relationships	6,737	—
Covenant not to Compete	35	50
Goodwill	9,756	—
	$24,000	$1,185

The goodwill and intangible assets acquired in the business combinations are recorded at fair value. To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input).

Acquisition costs of $184,000 for these acquisitions is included in administrative and other general expense.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C — INVESTMENT SECURITIES (Continued)

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 25, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Fair Unrealized Losses	Market Value
	(in thousands)
US Government Agency Debt	$8,000	$53	$—	$8,053
FDIC Backed Corporate Debt	13,107	144	—	13,251
Certificates of Deposit	20,674	5	—	20,679
	$41,781	$202	$—	$41,983

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 25, 2010 and September 26, 2009 are summarized as follows:

	September 25, 2010		September 26, 2009
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$15,481	$15,501	$38,653	$38,668
Due after one year through five years	26,300	26,482	19,994	20,216
Total held to maturity securities	$41,781	$41,983	$58,647	$58,884
Less current portion	15,481	15,501	38,653	38,668
Long term held to maturity securities	$26,300	$26,482	$19,994	$20,216

Proceeds from the sale and redemption of marketable securities were $67,362,000 and $10,204,000 in the years ended September 25, 2010 and September 26, 2009, respectively, and none in the year ended September 27, 2008, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D — INVENTORIES

Inventories consist of the following:

	September 25, 2010	September 26, 2009
	(in thousands)
Finished goods	$22,171	$19,913
Raw materials	8,702	8,060
Packaging materials	4,727	5,141
Equipment parts and other	15,030	12,890
	$50,630	$46,004

Inventory is presented net of an allowance for obsolescence of $4,189,000 and $4,209,000 as of fiscal year ends 2010 and 2009, respectively.

NOTE E — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 25, 2010	September 26, 2009	Estimated Useful Lives
	(in thousands)
Land	$2,016	$1,416		—
Buildings	13,266	8,672	15–39.5	years
Plant machinery and equipment	144,697	133,758	5–20	years
Marketing equipment	214,545	202,708	5–7	years
Transportation equipment	3,785	2,733	5	years
Office equipment	12,690	11,461	3–5	years
Improvements	19,590	18,454	5–20	years
Construction in progress	3,814	3,954		—
	$414,403	$383,156

NOTE F — GOODWILL AND INTANGIBLE ASSETS

Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarket, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 25, 2010		September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Food Service
Indefinite lived intangible assets
Trade Names	$12,204	$—	$8,180	$—

Amortized intangible assets
Non compete agreements	470	351	435	282
Customer relationships	40,024	15,160	33,287	11,526
Licenses and rights	3,606	2,287	3,606	2,061
	$56,304	$17,798	$45,508	$13,869

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — GOODWILL AND INTANGIBLE ASSETS (Continued)

	September 25, 2010		September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

Retail Supermarket
Indefinite lived intangible assets
Trade Names	$2,731	$—	$2,731	$—

The Restaurant Group
Amortized intangible assets
Licenses and rights	$—	$—	$—	$—

Frozen Beverages
Indefinite lived intangible assets
Trade Names	$9,315	$—	$9,315	$—

Amortized intangible assets
Non compete agreements	198	165	148	141
Customer relationships	6,478	2,876	6,478	2,212
Licenses and rights	$1,601	$504	$1,601	$434
	$17,592	$3,545	$17,542	$2,787

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

Intangible assets of $10,796,000 were acquired in the food service segment in the California Churros acquisition in fiscal year 2010.

Aggregate amortization expense of intangible assets for the fiscal years 2010, 2009 and 2008 was $4,687,000, $4,508,000 and $4,700,000.

Estimated amortization expense for the next five fiscal years is approximately $4,800,000 in 2011, $4,400,000 in 2012, 2013 and 2014 and $4,300,000 in 2015. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food Service	Retail Supermarkets	Restaurant Group	Frozen Beverages	Total
	(in thousands)
Balance at September 25, 2010	$33,744	$—	$386	$35,940	$70,070
Balance at September 26, 2009	$23,988	$—	$386	$35,940	$60,314

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F — GOODWILL AND INTANGIBLE ASSETS (Continued)

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets. Goodwill is not amortized but is evaluated annually by management for impairment. Our analysis is based on a combination of the income approach, which estimates the fair value based on future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as: annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon our stock market multiples. There were no impairment charges in 2010, 2009 or 2008.

Goodwill of $9,756,000 was acquired in the food service segment in the California Churros acquisition in fiscal year 2010.

NOTE G — LONG-TERM DEBT

In December 2006, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2011, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 25, 2010 and September 26, 2009, there were no outstanding balances under the facility.

NOTE H — OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 25, 2010	September 26, 2009
	(in thousands)
Capital lease obligations, with interest at 5.8%, payable in monthly installments of $14,625, through May 2014	$578	$—
Capital lease obligations, with interest at 2.6%, payable in monthly installments of $8,700, through August 2013	285	381
	863	381
Less current portion	244	96
	$619	$285

NOTE I — INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Current
U.S. Federal	$21,020	$18,574	$11,417
Foreign	970	706	844
State	4,484	3,744	2,270
	26,474	23,024	14,531

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I — INCOME TAXES (Continued)

	Fiscal year ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)

Deferred
U.S. Federal	$2,692	$3,106	$2,983
Foreign	(48)	109	(168)
State	570	658	631
	3,214	3,873	3,446
	$29,688	$26,897	$17,977

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Income taxes at statutory rates	$27,334	$23,873	$16,059
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	3,403	2,958	1,918
Domestic production activities deduction	(850)	(400)	(450)
Other, net	(199)	466	450
	$29,688	$26,897	$17,977

Deferred tax assets and liabilities consist of the following:

	September 25, 2010	September 26, 2009
	(in thousands)
Deferred tax assets
Vacation accrual	$1,334	$1,233
Insurance accrual	3,098	2,943
Deferred income	60	67
Allowances	1,881	1,902
Inventory capitalization	573	499
Share-based compensation	1,209	1,113
Other, net	56	65
	8,211	7,822
Deferred tax liabilities
Amortization of goodwill and other intangible assets	14,885	13,388
Depreciation of property and equipment	19,907	17,793
Other, net	7	15
	34,799	31,196
	$26,588	$23,374

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J — COMMITMENTS

1. Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 25, 2010:

	Plants and Offices	Equipment	Total
	(in thousands)
2011	$4,900	$4,013	$8,913
2012	4,603	2,732	7,335
2013	4,270	1,287	5,557
2014	3,919	495	4,414
2015	3,586	134	3,720
2016 and thereafter	22,327	6	22,333
	$43,605	$8,667	$52,272

Total rent expense was $13,099,000, $12,856,000 and $12,907,000 for fiscal years 2010, 2009 and 2008, respectively.

2. Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $7,300,000 and $7,100,000 at September 25, 2010 and September 26, 2009, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 25, 2010 and September 26, 2009, we had outstanding letters of credit totaling $8,175,000 and $8,675,000, respectively.

NOTE K — CAPITAL STOCK

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008. 49,804 shares were purchased in the fourth quarter of 2010 at a cost of $1,874,000. There remains 210,772 shares that can be purchased under the existing authorization.

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000. Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In our 2008 fiscal year ended September 27, 2008, we purchased and retired 135,124 shares of our common stock at a cost of $3,539,000.

NOTE L — STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 1,400,000

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — STOCK OPTIONS (Continued)

shares reserved under the Plan; options for 610,000 shares remain unissued as of September 25, 2010. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2010, 2009 and 2008 employees purchased 22,143, 25,803 and 31,366 shares at average purchase prices of $32.70, $26.63 and $24.93, respectively. ESPP expense of $184,000, $237,000 and $137,000 was recognized for fiscal years 2010, 2000 and 2008, respectively.

A summary of the status of our stock option plans as of fiscal years 2010, 2009 and 2008 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
	Stock Options Outstanding	Weighted- Average Exercise Price	Stock Options Outstanding	Weighted- Average Exercise Price
Balance, September 30, 2007	673,405	$21.87	459,354	$16.12
Granted	96,345	33.22	20,000	34.17
Exercised	(111,768)	16.57	(77,000)	9.66
Cancelled	(44,150)	26.36	(5,000)	38.54

Balance, September 27, 2008	613,832	24.29	397,354	18.00
Granted	4,500	32.13	—	—
Exercised	(169,388)	18.73	(71,000)	10.70
Cancelled	(20,000)	26.79	(20,000)	20.02

Balance, September 26, 2009	428,944	26.45	306,354	19.55
Granted	101,330	36.77	20,000	41.75
Exercised	(92,760)	16.40	(72,354)	10.12
Cancelled	(19,505)	33.47	(10,000)	38.81

Balance, September 25, 2010	418,009	$30.86	244,000	$23.38
Exercisable Options, September 25, 2010	235,089		184,000

The weighted-average fair value of incentive options granted during fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008 was $9.12, $7.13 and $7.99, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 25, 2010 and September 27, 2008 was $17.33 and $15.21, respectively. There were no non-qualified options granted during the fiscal year ended September 26, 2009. The total intrinsic value of stock options exercised was $5.1 million, $5.4 million and $3.2 million in fiscal years 2010, 2009 and 2008, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L — STOCK OPTIONS (Continued)

The following table summarizes information about incentive stock options outstanding at September 25, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 25, 2010	Weighted- Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at September 25, 2010	Weighted- Average Exercise Price
$10.60 – $10.60	82,632	.9	years	$10.60	82,632	$10.60
$27.45 – $41.06	245,477	2.5	years	$33.74	62,557	$29.94
$41.50 – $41.60	89,900	1.2	years	$41.60	89,900	$41.60
	418,009				235,089

The following table summarizes information about nonqualified stock options outstanding at September 25, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 25, 2010	Weighted- Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at September 25, 2010	Weighted- Average Exercise Price
$10.30 – $10.30	62,000	.6	years	$10.30	62,000	$10.30
$19.77 – $20.43	82,000	2.2	years	$19.93	82,000	$19.93
$29.78 – $41.75	100,000	7.2	years	$34.32	40,000	$30.44
	244,000				184,000

NOTE M — 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,436,000, $1,354,000 and $1,411,000 were made in fiscal years 2010, 2009 and 2008, respectively.

NOTE N — CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Cash paid for:
Interest	$76	$14	$21
Income taxes	31,379	21,345	13,896

Non cash items:
Capital leases	$625	$—	$—

NOTE O — SEGMENT REPORTING

We principally sell our products to the food service and retail supermarket industries. We also distribute our products directly to the consumer through our chain of retail stores referred to as The Restaurant Group. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business and restaurant group because of different distribution and capital requirements. We maintain separate and discrete financial information for the four operating segments mentioned above which is available to our Chief Operating

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O — SEGMENT REPORTING (Continued)

Decision Makers. We have applied no aggregate criteria to any of these operating segments in order to determine reportable segments. Our four reportable segments are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

Food Service

The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros and baked goods. Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service channel, our products are purchased by the consumer primarily for consumption at the point-of-sale.

Retail Supermarkets

The primary products sold by the retail supermarket segment are soft pretzel products — including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, ICEE Squeeze-Up Tubes and TIO PEPE’S Churros. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

The Restaurant Group

We sell direct to the consumer through our Restaurant Group, which operates two BAVARIAN PRETZEL BAKERY retail stores.

Frozen Beverages

We sell frozen beverages and related products and beverage machines to the food service channel, and our Restaurant Group, primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

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

	Fiscal year ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$100,694	$99,471	$99,784
Frozen juices and ices	47,273	50,272	51,206
Churros	31,732	29,404	25,286
Bakery	234,032	229,371	217,398
Other	23,228	9,235	6,520
	$436,959	$417,753	$400,194

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O — SEGMENT REPORTING (Continued)

	Fiscal year ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Retail Supermarket
Soft pretzels	$30,463	$30,506	$27,559
Frozen juices and ices	48,288	37,819	31,742
Coupon redemption	(3,399)	(3,753)	(2,722)
Other	767	586	533
	$76,119	$65,158	$57,112

The Restaurant Group	$847	$1,257	$1,635

Frozen Beverages
Beverages	$128,125	$112,983	$113,903
Repair and maintenance service	40,410	42,013	38,803
Machine sales	11,964	11,729	14,794
Other	2,279	2,154	2,918
	$182,778	$168,879	$170,418

Consolidated Sales	$696,703	$653,047	$629,359

Depreciation and Amortization:
Food Service	$17,221	$16,530	$16,655
Retail Supermarket	—	—	—
The Restaurant Group	31	33	54
Frozen Beverages	12,600	11,190	10,761
	$29,852	$27,753	$27,470
Operating Income(Loss):
Food Service	$50,255	$45,024	$24,784
Retail Supermarket	11,281	7,442	4,665
The Restaurant Group	(35)	(64)	(140)
Frozen Beverages	15,661	14,536	14,027
	$77,162	$66,938	$43,336
Capital Expenditures:
Food Service	$18,392	$14,979	$11,898
Retail Supermarket	—	—	—
The Restaurant Group	—	—	—
Frozen Beverages	15,139	12,211	10,883
	$33,531	$27,190	$22,781
Assets:
Food Service	$343,513	$309,988	$277,481
Retail Supermarket	—	—	—
The Restaurant Group	503	557	629
Frozen Beverages	139,978	129,282	130,298
	$483,994	$439,827	$408,408

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P — QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 25, 2010
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)
1st Quarter	$149,102	$46,019	$7,091	$.38
2nd Quarter	157,361	49,797	9,000	.48
3rd Quarter	189,729	65,031	15,861	.85
4th Quarter	200,511	66,933	16,457	.88
Total	$696,703	$227,780	$48,409	$2.59

	Fiscal Year Ended September 26, 2009
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)
1st Quarter	$141,142	$40,682	$4,319	$.23
2nd Quarter	149,352	45,377	7,244	.39
3rd Quarter	179,761	61,034	14,929	.80
4th Quarter	182,792	61,751	14,820	.79
Total	$653,047	$208,844	$41,312	$2.21

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to Expense	Deductions		Closing Balance
2010	Allowance for doubtful accounts	$623,000	$493,000	$525,000	(1)	$591,000
2009	Allowance for doubtful account	$926,000	$492,000	$795,000	(1)	$623,000
2008	Allowance for doubtful accounts	$1,052,000	$502,000	$628,000	(1)	$926,000

2010	Inventory Reserve	$4,209,000	$1,509,000	$1,529,000	(2)	$4,189,000
2009	Inventory Reserve	$3,817,000	$2,036,000	$1,644,000	(2)	$4,209,000
2008	Inventory Reserve	$2,864,000	$3,149,000	$2,196,000	(2)	$3,817,000

(1)	Write-off of uncollectible accounts receivable.

(2)	Disposals of obsolete inventory.

S-1

CORPORATE INFORMATION

OFFICERS

Robert M. Radano
Senior Vice President and Chief Operating Officer

John Griffith
Vice President, Information Systems

Harry Fronjian
Vice President, Human Resources

Gerard Law
Senior Vice President, Western Operations

Robert J. Pape
Senior Vice President, Sales and Marketing

Paul Klingensmith
Vice President, Sales - Frozen Desserts

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Mark Gallagher
Vice President, Retail Sales

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales - Food Service

Robyn Shreiber
Vice President, National Account Sales

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Vice President,
Emerging Growth Equities, Ltd.

Leonard M. Lodish, Ph.D. (1)(2)(3)
Samuel R. Harrell Professor,
Marketing Department and Vice Dean,
The Social Impact Program of The Wharton School, University of Pennsylvania

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

OFFICERS OF SUBSIDIARY COMPANIES

J&J SNACK FOODS SALES CORP.

Thomas Weber
Senior Vice President, Operations

Tom Hunter
Vice President, General Manager
Uptown Bakeries

Paul Kennedy
Vice President, Safety

MIA PRODUCTS

T.J. Couzens
Vice President/General Manager

Ernest Fogle
Vice President, Research & Development

THE ICEE COMPANY

Dan Fachner
President

Kent Galloway
Vice President and Chief Financial Officer

Scott Carter
Vice President, Operations

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O' Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Mark Winterhalter
Vice President/General Manager
Eastern Zone

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Greg Lowery
President

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2010	**HIGH**	**LOW**
1st Quarter	$44.00	$35.19
2nd Quarter	44.90	36.80
3rd Quarter	48.51	42.56
4th Quarter	45.22	37.00
FISCAL 2009	**HIGH**	**LOW**
1st Quarter	$34.50	$24.07
2nd Quarter	36.57	30.12
3rd Quarter	40.14	32.10
4th Quarter	44.75	35.17

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, LLP
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

Wednesday, February 9, 2011
10:00 AM
The Crowne Plaza
2349 Marlton Pike West
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

J&J SNACK FOODS CORP.

SuperPretzel Soft Pretzels

ICEE

Minute Maid JUICE BARS

WholeFruit

Pretzel Fillers Stuffed soft pretzels

The Funnel Cake Factory

Country Home Bakers

LUIGI'S

Mrs. GoodCookie

SuperPretzel Poppers

California Churros

Arctic Blast

Gourmet Twists

READI-BAKE

Tio Pepe's Churros

Dogsters

Cinnabon CinnaPretzel

Texas Twist

Slush Puppie

Mary B's Biscuits

Uptown Bakeries

Bakers Best

Daddy Ray's

www.jjsnack.com

"Minute Maid" is a registered trademark of the Coca Cola Company. "Cinnabon" design and logo® and CinnaPretzel™ are registered trademarks of Cinnabon, Inc.