Form 10-Q
period 2010-12-25
J&J SNACK FOODS CORP
filed 2011-01-20
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 25, 2010
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
Yes                                                                No

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
Yes                                                      ☒           No

As of January 17, 2011, there were 18,570,616 shares of the Registrant’s Common Stock outstanding.

INDEX

			Page
			Number

Part I.	Financial Information

	Item l.	Consolidated Financial Statements	3

	Consolidated Balance Sheets – December 25, 2010 (unaudited) and September 25, 2010		3

	Consolidated Statements of Earnings (unaudited) - Three Months Ended December 25, 2010 and December 26, 2009		5

	Consolidated Statements of Cash Flows(unaudited) – Three Months Ended December 25, 2010 and December 26, 2009		6

	Notes to the Consolidated Financial Statements (unaudited)		7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	27

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	28

PART I. FINANCIAL INFORMATION

Item 1.             Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 25,	September 25,
	2010	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$89,343	$74,665
Marketable securities held to maturity	28,570	15,481
Accounts receivable, net	53,846	69,875
Inventories, net	56,800	50,630
Prepaid expenses and other	2,994	6,067
Deferred income taxes	3,834	3,813
	235,387	220,531

Property, plant and equipment, at cost
Land	2,016	2,016
Buildings	13,266	13,266
Plant machinery and equipment	147,199	144,697
Marketing equipment	215,852	214,545
Transportation equipment	3,811	3,785
Office equipment	12,727	12,690
Improvements	19,622	19,590
Construction in progress	3,457	3,814
	417,950	414,403

Less accumulated depreciation and amortization	309,049	304,311
	108,901	110,092
Other assets
Goodwill	70,070	70,070
Other intangible assets, net	53,991	55,284
Marketable securities held to maturity	8,196	26,300
Other	2,183	1,717
	134,440	153,371
	$478,728	$483,994

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	December 25,	September 25,
	2010	2010
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current obligations under capital leases	$247	244
Accounts payable	46,096	52,338
Accrued liabilities	3,523	4,269
Accrued compensation expense	7,331	12,244
Dividends payable	2,178	1,986

	59,375	71,081

Long-term obligations under capital leases	556	619
Deferred income taxes	30,401	30,401
Other long-term liabilities	1,163	1,318
	32,120	32,338

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,542 and 18,491 shares, respectively	40,147	38,453
Accumulated other comprehensive loss	(2,806)	(2,854)
Retained earnings	349,892	344,976

	387,233	380,575
	$478,728	$483,994

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	December 25,	December 26,
	2010	2009

Net Sales	$155,632	$149,102

Cost of goods sold(1)	109,531	103,083

Gross profit	46,101	46,019

Operating expenses
Marketing(2)	16,682	16,459
Distribution(3)	12,864	12,424
Administrative(4)	5,628	5,654
Other general income	(46)	(9)
	35,128	34,528

Operating income	10,973	11,491

Other income (expenses)
Investment income	236	312
Interest expense and other	(36)	(29)

Earnings before income taxes	11,173	11,774

Income taxes	4,079	4,683

NET EARNINGS	$7,094	$7,091

Earnings per diluted share	$.38	$.38

Weighted average number of diluted shares	18,702	18,717

Earnings per basic share	$.38	$.38

Weighted average number of basic shares	18,578	18,544

(1)	Includes share-based compensation expense of $52 and $58 for the three months ended December 25, 2010 and December 26, 2009, respectively.
(2)	Includes share-based compensation expense of $114 and $144 for the three months ended December 25, 2010 and December 26, 2009, respectively.
(3)	Includes share-based compensation expense of $6 and $7 for the three months ended December 25, 2010 and December 26, 2009, respectively.
(4)	Includes share-based compensation expense of $106 and $174 for the three months ended December 25, 2010 and December 26, 2009, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	December 25,	December 26,
	2010	2009
Operating activities:
Net earnings	$7,094	$7,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	6,246	5,879
Amortization of intangibles and deferred costs	1,411	1,271
Share-based compensation	278	383
Deferred income taxes	(21)	(100)
Other	14	23
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	16,039	12,531
Increase in inventories	(6,386)	(7,028)
Decrease (increase) in prepaid expenses	3,074	(396)
Decrease in accounts payable and accrued liabilities	(12,060)	(4,139)
Net cash provided by operating activities	15,689	15,515
Investing activities:
Purchase of property, plant and equipment	(5,129)	(7,450)
Purchase of marketable securities	(4,295)	(22,496)
Proceeds from redemption of marketable securities	9,310	22,440
Proceeds from disposal of property and equipment	70	89
Other	(359)	(3)
Net cash used in investing activities	(403)	(7,420)
Financing activities:
Payments to repurchase common stock	-	(5,894)
Proceeds from issuance of common stock	1,415	36
Payments on capitalized lease obligations	(60)	(24)
Payments of cash dividend	(1,986)	(1,804)
Net cash used in financing activities	(631)	(7,686)
Effect of exchange rate on cash and cash equivalents	23	183
Net increase in cash and cash equivalents	14,678	592
Cash and cash equivalents at beginning of period	74,665	60,343
Cash and cash equivalents at end of period	$89,343	$60,935

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

The results of operations for the three months ended December 25, 2010 and December 26, 2009 are not necessarily indicative of results for the full year.    Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

Note 2
We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.  We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $769,000 and $591,000 at December 25, 2010 and September 25, 2010, respectively.

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

	Three Months Ended December 25, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,094	18,578	$.38

Effect of Dilutive Securities
Options	-	124	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,094	18,702	$.38

	Three Months Ended December 26, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,091	18,544	$.38

Effect of Dilutive Securities
Options	-	173	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,091	18,717	$.38

93,200 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

Note 5	Our calculation of comprehensive income is as follows:

	Three months ended
	December 25,	December 26,
	2010	2009
	(in thousands)

Net earnings	$7,094	$7,091
Foreign currency translation adjustment	48	266
Comprehensive income	$7,142	$7,357

Note 6	At December 25, 2010, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended
	December 25,	December 26,
	2010	2009
	(in thousands, except per share amounts)

Stock Options	$8	$219
Stock purchase plan	98	67
Deferred stock issued to outside directors	-	35
Restricted stock issued to an employee	-	10
	$106	$331

Per diluted share	$.01	$.02

The above compensation is net of tax benefits	$172	$52

The Company anticipates that share-based compensation will not exceed $800,000, net of tax benefits, or approximately $.04 per share for the fiscal year ending September 24, 2011.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in the 2010 first quarter: expected volatility of 28%; risk-free interest rate of 2.14%;  dividend rate of 1.2% and expected lives ranging between 5 and 10 years.

During the 2010 first quarter, the Company granted 100,330 stock options.  The weighted-average grant date fair value of these options was $9.11.  The Company did not grant any stock options in the 2011 first quarter.

Expected volatility is based on the historical volatility of the price of our common shares over the past 54 months for 5 year options and 10 years for 10 year options.  We use historical information to estimate expected life and forfeitures within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The total amount of gross unrecognized tax benefits is $1,108,000 and $1,249,000 on December 25, 2010 and September 25, 2010, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of December 25, 2010 and September 25, 2010, respectively, the Company has $382,000 and $429,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 8
In January 2010, the FASB issued guidance that amends existing disclosure requirements of fair value measurements adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This guidance was effective for our fiscal year beginning September 26, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for our fiscal year beginning September 25, 2011. Since this standard impacts disclosure requirements only, its adoption has not and will not have any impact on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued guidance which requires that if a company presents comparative financial statements to include business combinations, the company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for our fiscal year beginning September 25, 2011. The adoption of this guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 9	Inventories consist of the following:

	December 25,	September 25,
	2010	2010
	(unaudited)
	(in thousands)

Finished goods	$25,917	$22,171
Raw materials	10,382	8,702
Packaging materials	5,008	4,727
Equipment parts & other	15,493	15,030
	$56,800	$50,630

The above inventories are net of reserves	$4,458	$4,189

Note 10
We principally sell our products to the food service and retail supermarket industries.  We also distribute our products directly to the consumer  through our two retail stores referred to as The Restaurant Group.  Sales and results of our frozen beverages business are monitored separately from the balance of our food service business and restaurant group because of different distribution and capital requirements.  We maintain separate and discrete financial information for the four operating segments mentioned above which is available to our Chief Operating Decision Makers.

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

Retail Supermarkets

The primary products sold by the retail supermarket segment are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, ICEE Squeeze-Up Tubes and TIO PEPE’S Churros.  Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	As of and For the Three Months Ended
	December 25,	December 26,
	2010	2009
	(in thousands)

Sales to External Customers:
Food Service
Soft pretzels	$24,384	$24,331
Frozen juices and ices	7,642	7,727
Churros	10,089	6,761
Bakery	58,212	57,468
Other	4,753	4,974
	$105,080	$101,261

Retail Supermarket
Soft pretzels	$7,835	$7,702
Frozen juices and ices	6,501	5,528
Coupon redemption	(697)	(776)
Other	483	166
	$14,122	$12,620

The Restaurant Group	$205	$322

Frozen Beverages
Beverages	$23,687	$22,432
Repair and maintenance service	9,813	9,957
Machine sales	2,347	2,092
Other	378	418
	$36,225	$34,899

Consolidated Sales	$155,632	$149,102

Depreciation and Amortization:
Food Service	$4,322	$4,161
Retail Supermarket	-	-
The Restaurant Group	5	8
Frozen Beverages	3,330	2,981
	$7,657	$7,150

Operating Income(Loss):
Food Service	$11,097	$10,472
Retail Supermarket	2,051	1,753
The Restaurant Group	46	21
Frozen Beverages	(2,221)	(755)
	$10,973	$11,491

Capital Expenditures:
Food Service	$2,639	$3,173
Retail Supermarket	-	-
The Restaurant Group	-	-
Frozen Beverages	2,490	4,277
	$5,129	$7,450

Assets:
Food Service	$344,687	$309,033
Retail Supermarket	-	-
The Restaurant Group	523	591
Frozen Beverages	133,518	126,170
	$478,728	$435,794

Note 11	Our four reporting units, which are also reportable segments, are Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverages.

The carrying amount of acquired intangible assets for the Food Service, Retail Supermarkets, The Restaurant Group and Frozen Beverage segments as of December 25, 2010 and September 25, 2010 are as follows:

	December 25, 2010		September 25, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$12,204	$-	$12,204	$-

Amortized intangible assets
Non compete agreements	470	370	470	351
Customer relationships	40,024	16,188	40,024	15,160
Licenses and rights	3,606	2,343	3,606	2,287
	$56,304	$18,901	$56,304	$17,798

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731	$-
THE RESTAURANT GROUP

Amortized intangible assets
Licenses and rights	$-	$-	$-	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	171	198	165
Customer relationships	6,478	3,042	6,478	2,876
Licenses and rights	1,601	522	1,601	504
	$17,592	$3,735	$17,592	$3,545

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.  There were no changes in the gross carrying amount of intangible assets for the three months ended December 25, 2010.  Aggregate amortization expense of intangible assets for the 3 months ended December 25, 2010 and December 26, 2009 was $1,293,000 and $1,124,000, respectively.
Estimated amortization expense for the next five fiscal years is approximately $4,800,000 in 2011, $4,400,000 in 2012, 2013 and 2014 and $4,300,000 in 2015.

The weighted average amortization period of the intangible assets is 10.1 years.
Goodwill
The carrying amounts of goodwill for the Food Service, Retail Supermarket, Restaurant Group and Frozen Beverage segments are as follows:

	Food	Retail	Restaurant	Frozen
	Service	Supermarket	Group	Beverages	Total
	(in thousands)
Balance at December 25, 2010	$33,744	$-	$386	$35,940	$70,070

There were no changes in the carrying amounts of goodwill for the three months ended December 25, 2010.

Note 12
We have classified our investment securities as marketable securities held to maturity.  The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB has established three levels of inputs that may be used to measure fair value:

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 25, 2010 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$8,000	$24	$22	$8,002
FDIC Backed Corporate Debt	8,082	105	-	8,187
Certificates of Deposit	20,684	3	-	20,687
	$36,766	$132	$22	$36,876
All of the certificates of deposit are within the FDIC limits for insurance coverage.
The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 25, 2010 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$8,000	$53	$-	$8,053
FDIC Backed Corporate Debt	13,107	144	-	13,251
Certificates of Deposit	20,674	5	-	20,679
	$41,781	$202	$-	$41,983
All of the certificates of deposit are within the FDIC limits for insurance coverage.
The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 25, 2010 and September 25, 2010 are summarized as follows:

	December 25, 2010		September 25, 2010
	(in thousands)
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$28,570	$28,675	$15,481	$15,501
Due after one year through five years	8,196	8,201	26,300	26,482
Total held to maturity securities	$36,766	$36,876	$41,781	$41,983
Less current portion	28,570	28,675	15,481	15,501
Long term held to maturity securities	$8,196	$8,201	$26,300	$26,482

Proceeds from the redemption of marketable securities were $9,310,000 and $22,440,000 in the three months ended December 25, 2010 and December 26, 2009, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Note 13
In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores.  Revenues from Parrot Ice were approximately $1.5 million for our 2010 fiscal year.

On June 10, 2010 we acquired the assets of California Churros, Inc., a manufacturer and seller of a premium brand churro.  Revenues from CALIFORNIA CHURROS were approximately $2.5 million for our 2010 fiscal year.

These acquisitions were and will be accounted for under the purchase method of accounting, and their operations are and will be included in the consolidated financial statements from their respective acquisition dates.

The purchase price allocation for the California Churros acquisition and other acquisitions, including Parrot Ice, which were made during the 2010 fiscal year is as follows:

	California
	Churros	Other
	(in thousands)

Working Capital	$1,075	$-
Property, plant & equipment	2,373	1,135
Trade Names	4,024	-
Customer Relationships	6,737	-
Covenant not to Compete	35	50
Goodwill	9,756	-
	$24,000	$1,185

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.1175 per share of its common stock payable on January 5, 2011 to shareholders of record as of the close of business on December 15, 2010.

In the year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 210,772 as the number of shares that may yet be purchased under the share buyback authorization.

In the three months ended December 25, 2010 and December 26, 2009, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $48,000 in accumulated other comprehensive loss in the 2011 first quarter and a decrease of $266,000 in the 2010 first quarter.

In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores.  Revenues from Parrot Ice were approximately $1.5 million for our 2010 fiscal year.

In June 2010, we acquired the assets of California Churros, a manufacturer and distributor of a premium brand churro. California Churros had revenue of approximately $2.5 million in our 2010 fiscal year.

Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 25, 2010.

Results of Operations

Net sales increased $6,530,000 or 4% to $155,632,000 for the three months ended December 25, 2010 compared to the three months ended December 26, 2009.
Excluding sales from the acquisition of Parrot Ice in  February 2010 and California Churros in June 2010, sales increased 2% for the three months.
FOOD SERVICE

Sales to food service customers increased $3,819,000 or 4% in the first quarter to $105,080,000.  Excluding sales from the acquisition of California Churros, food service sales increased 1% for the quarter.  Soft pretzel sales to the food service market increased $53,000 or less than 1% from last year to $24,384,000 in this year’s quarter.  Italian ice and frozen juice treat and dessert sales decreased 1% to $7,642,000 in the three months.  Churro sales to food service customers increased 49% to $10,089,000 in the quarter.  Without sales from California Churros, churros sales for the quarter increased 7% with sales increases spread among many customers.
Sales of bakery products excluding biscuit and dumpling sales and fruit and fig bar sales increased $1,521,000, or 4% for the quarter driven by increased sales to private label customers.  Biscuit and dumpling sales increased 2% for the quarter to $9,857,000 this year.
Sales of fruit and fig bars decreased $975,000, or 12%, to $6,826,000 in this year’s quarter with one customer accounting for about 40% of the decrease and the balance of the decrease spread across many customers.
Sales of funnel cake fries were down $349,000, or 7%, in the quarter with sales to one customer down $938,000, or 30%, from a year ago.  That one customer accounted for $12.7 million of sales of funnel cake fries in our fiscal year 2010, of which $9.6 million were in the last nine months.  We anticipate that sales to this customer will be significantly lower the last nine months of our fiscal year 2011 compared to the last nine months of our fiscal year 2010.

Sales of new products in the first twelve months since their introduction were approximately $3.5 million in the December quarter.  Net volume increases, including new product sales as defined above and sales resulting from the acquisition of California Churros, accounted for all but approximately $300,000 of the sales increases this year.  Price increases accounted for the remaining $300,000.

Operating income in our Food Service segment increased from $10,472,000 to $11,097,000 in the quarter primarily as a result of increased volume as discussed above.  In the quarter, ingredients and packaging costs were about $2 million higher than a year ago.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,502,000 to $14,122,000 or 12% in the first quarter. Soft pretzel sales were up 2% to $7,835,000 on a unit volume decrease of 1% and sales of frozen juices and ices increased 18% to $6,501,000 on a unit volume increase of 24%. Coupon redemption costs, a reduction of sales, decreased by $79,000 or 10% in the quarter.

Sales of products in the first twelve months since their introduction were approximately $600,000 in the December quarter.  Net volume increases, including new product sales as defined above and net of decreased coupon costs and slightly lower levels of trade spending, accounted for virtually all of the sales increases in the quarter.  Operating income in our Retail Supermarkets segment increased from $1,753,000 to $2,051,000 in the quarter primarily as a result of volume increases.

THE RESTAURANT GROUP

Sales of our Restaurant Group decreased 36% to $205,000 in the first quarter.  The sales decrease was caused by the closing of stores in fiscal year 2010.  Sales of our two stores open for both years’ quarter were up 1%.  Operating income in our Restaurant Group segment increased from $21,000 to $46,000 in the quarter as a result of closing unprofitable stores last year.

FROZEN BEVERAGES

Frozen beverage and related product sales increased $1,326,000 or 4% to $36,225,000 in the first quarter. Beverage sales alone were up 6% to $23,687,000 for the quarter with increased sales spread across our customer base.  Gallon sales were up 3% in our base ICEE business with over 75% of the increase resulting from sales to one customer.  Service revenue decreased  1% to $9,813,000 in this year’s first quarter.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $255,000 higher this year than last in the three month period.  The estimated number of company owned frozen beverage dispensers was 39,100 and 38,600 at December 25, 2010 and September 25, 2010, respectively.  Operating loss in our Frozen Beverage segment increased $1,466,000  in the quarter primarily because of higher payroll expenses and expenses related to the maintenance of company owned frozen beverage dispensers.  Higher gasoline costs of approximately $160,000 impacted the December quarter.  We expect higher gasoline costs to impact operating income for at least the balance of our fiscal year.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 29.62% in the three month period from 30.86% last year. Higher ingredient and packaging costs compared to last year of approximately $2.3 million for the quarter and higher expenses in our Frozen Beverages segment were primarily responsible for the decreased gross profit percentage in the quarter. Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of flour since June 2010 and the cost of other commodities has increased as well over the past year. We anticipate these market cost increases will result in higher costs to the company over the remaining nine months of our fiscal year 2011. Although we are implementing price increases to defray the impact of a portion or all of these cost increases, the impact of these higher costs and increased costs in operational areas may result in lower net earnings over the remaining nine months of our fiscal year 2011 compared to our fiscal year 2010.

Total operating expenses increased $600,000 in the first quarter but as a percentage of sales decreased .59 of a percentage point and remained at 23% of sales. Marketing expenses were at 11% of sales in both years. Distribution expenses were at 8% of sales in both years. Administrative expenses as a percent of sales were 4% of sales for both years.

Operating income decreased 5% to $10,973,000 this year from $11,491,000 a year ago.

Investment income decreased by $76,000 to $236,000 due to a general decline in the level of interest rates. We expect this trend to continue for the foreseeable future.

The effective income tax rate decreased to 37% from 40% last year. About 40% of the decrease was from the reduction of $141,000 of unrecognized tax benefits. We are estimating an effective income tax rate of between 38% and 39% for the year.

Net earnings of $7,094,000 in this year’s first quarter compared to net earnings of $7,091,000 in the year ago period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2010 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 25, 2010, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K – Reports on Form 8-K were filed on November 3, 2010 and November 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 20, 2011	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 20, 2011	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)