Form 10-Q
period 2011-03-26
J&J SNACK FOODS CORP
filed 2011-04-25
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 26, 2011

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

As of April 18, 2011, there were 18,583,974 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number

Part I. Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – March 26, 2011
(unaudited) and September 25, 2010		3

Consolidated Statements of Earnings (unaudited)
– Three Months and Six Months Ended March 26,
2011 and March 27, 2010		5

Consolidated Statements of Cash Flows (unaudited)
– Six Months Ended March 26, 2011 and March 27, 2010		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	29

I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 26,	September 25,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$96,436	$74,665
Marketable securities held to maturity	25,550	15,481
Accounts receivable, net	64,447	69,875
Inventories, net	57,210	50,630
Prepaid expenses and other	2,782	6,067
Deferred income taxes	3,855	3,813
	250,280	220,531

Property, plant and equipment, at cost
Land	2,016	2,016
Buildings	13,266	13,266
Plant machinery and equipment	147,849	144,697
Marketing equipment	217,810	214,545
Transportation equipment	3,895	3,785
Office equipment	12,949	12,690
Improvements	20,582	19,590
Construction in progress	3,184	3,814
	421,551	414,403
Less accumulated depreciation and amortization	313,235	304,311

	108,316	110,092

Other assets
Goodwill	70,070	70,070
Other intangible assets, net	52,735	55,284
Marketable securities held to maturity	10,998	26,300
Other	2,239	1,717
	136,042	153,371
	$494,638	$483,994

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – Continued
(in thousands)

	March 26,	September 25
	2011	2010
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current obligations under capital leases	$250	$244
Accounts payable	49,138	52,338
Accrued liabilities	6,789	4,269
Accrued compensation expense	9,138	12,244
Dividends payable	2,183	1,986

	67,498	71,081

Long-term obligations under capital leases	493	619
Deferred income taxes	30,401	30,401
Other long-term liabilities	1,167	1,318
	32,061	32,338

Stockholders’ equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,579 and 18,491 shares, respectively	41,083	38,453
Accumulated other comprehensive loss	(2,373)	(2,854)
Retained earnings	356,369	344,976

	395,079	380,575
	$494,638	$483,994

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010

Net Sales	$162,731	$157,361	$318,363	$306,463

Cost of goods sold(1)	113,709	107,564	223,240	210,647
Gross profit	49,022	49,797	95,123	95,816

Operating expenses
Marketing(2)	16,260	16,428	32,942	32,887
Distribution(3)	12,808	12,564	25,672	24,988
Administrative(4)	5,907	5,972	11,535	11,626
Other general expense	93	13	47	4
	35,068	34,977	70,196	69,505

Operating income	13,954	14,820	24,927	26,311

Other income (expenses)
Investment income	207	282	443	594
Interest expense & other	(36)	(84)	(72)	(113)

Earnings before income taxes	14,125	15,018	25,298	26,792

Income taxes	5,466	6,018	9,545	10,701

NET EARNINGS	$8,659	$9,000	$15,753	$16,091

Earnings per diluted share	$.46	$.48	$.84	$.86

Weighted average number of diluted shares	18,767	18,666	18,734	18,691

Earnings per basic share	$.46	$.49	$.85	$.87

Weighted average number of basic shares	18,638	18,477	18,608	18,510

(1)
Includes share-based compensation expense of $29 and $81 for the three and six months ended March 26, 2011, respectively and $41 and $99 for the three and six months ended March 27, 2010, respectively.

(2)
Includes share-based compensation expense of $65 and $179 for the three and six months ended March 26, 2011, respectively and $108 and $252 for the three and six months ended March 27, 2010, respectively.

(3)	Includes share-based compensation expense of $4 and $10 for the three and six months ended March 26, 2011, respectively and $5 and $12 for the three and six months ended March 27, 2010, respectively.
(4)
Includes share-based compensation expense of $135 and $241 for the three and six months ended March 26, 2011, respectively and $141 and $315 for the three and six months ended March 27, 2010, respectively.

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)
	Six months ended
	March 26,	March 27,
	2011	2010
Operating activities:
Net earnings	$15,753	$16,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	12,362	11,948
Amortization of intangibles and deferred costs	2,779	2,567
Share-based compensation	511	678
Deferred income taxes	(36)	(41)
Other	6	3
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	5,504	1,259
Increase in inventories	(6,739)	(7,647)
Decrease (increase) in prepaid expenses	3,291	(462)
Decrease in accounts payable and accrued liabilities	(3,969)	(4,030)
Net cash provided by operating activities	29,462	20,366
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(1,055)
Purchases of property, plant and equipment	(10,617)	(13,081)
Purchase of marketable securities	(20,293)	(47,496)
Proceeds from redemption and sales of marketable securities	25,525	49,338
Proceeds from disposal of property and equipment	161	207
Other	(514)	(6)
Net cash used in investing activities	(5,738)	(12,093)
Financing activities:
Payments to repurchase common stock	-	(5,894)
Proceeds from issuance of stock	2,100	727
Payments on capitalized lease obligations	(120)	(48)
Payment of cash dividend	(4,164)	(3,782)
Net cash used in financing activities	(2,184)	(8,997)
Effect of exchange rate on cash and cash equivalents	231	384
Net increase (decrease) increase in cash and cash equivalents	21,771	(340)
Cash and cash equivalents at beginning of period	74,665	60,343
Cash and cash equivalents at end of period	$96,436	$60,003

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

The results of operations for the three months and six months ended March 26, 2011 and March 27, 2010 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

Note 2
We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful  receivables was $592,000 and $591,000 at March 26, 2011 and September 25, 2010, respectively.

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

	Three Months Ended March 26, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$8,659	18,638	.46

Effect of Dilutive Securities
Options	-	129	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$8,659	18,767	$.46

	Six Months Ended March 26, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$15,753	18,608	$.85

Effect of Dilutive Securities
Options	-	126	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,753	18,734	$.84

	Three Months Ended March 27, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$9,000	18,477	$.49

Effect of Dilutive Securities
Options	-	189	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$9,000	18,666	$.48

	Six Months Ended March 27, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Basic EPS
Net Earnings available to common stockholders	$16,091	18,510	$.87

Effect of Dilutive Securities
Options	-	181	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$16,091	18,691	$.86

94,200 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

Note 5	Our calculation of comprehensive income is as follows:

	Three months ended		Six months ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010
	(in thousands)

Net earnings	$8,659	$9,000	$15,753	$16,091
Foreign currency translation adjustment	433	285	481	551
Comprehensive income	$9,092	$9,285	$16,234	$16,642

Note 6	At March 26, 2011, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Stock Options	$92	$154	$100	$373
Stock purchase plan	34	32	132	99
Deferred stock issued to outside directors	46	34	46	69
Restricted stock issued to an employee	-	10	-	20
	$172	$230	$278	$561

Per diluted share	$.01	$.01	$.01	$.03

The above compensation is net of tax benefits	$61	$65	$233	$117

The Company anticipates that share-based compensation will not exceed $700,000, net of tax benefits, or approximately $.04 per share for the fiscal year ending September 24, 2011.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2010 first six months: expected volatility of 28%; risk-free interest rate of 2.14%; dividend rate of 1.2% and expected lives ranging between 5 and 10 years.

During the 2010 six month period, the Company granted 100,330 stock options.  The weighted-average grant date fair value of these options was $9.11.  No options were issued in the second quarter of 2010 or in the six month period ended March 26, 2011.

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

The total amount of gross unrecognized tax benefits is $1,116,000 and $1,249,000 on March 26, 2011 and September 25, 2010, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of March 26, 2011 and September 25, 2010, respectively, the Company has
$391,000 and $429,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 8
In January 2010, the FASB issued guidance that amends existing disclosure requirements of fair value measurements adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This quidance was effective for our fiscal year beginning September 26, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for our fiscal year beginning September 25, 2011. Since this standard impacts disclosure requirements only, its adoption has not and will not have any impact on the Company’s consolidated results of operations or financial condition.

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

Note 9	Inventories consist of the following:

	March 26,	September 25,
	2011	2010
	(unaudited)
	(in thousands)

Finished goods	$25,873	$22,171
Raw materials	11,093	8,702
Packaging materials	5,009	4,727
Equipment parts & other	15,235	15,030
	$57,210	$50,630

The above inventories are net of reserves	$4,456	$4,189

Note 10
We principally sell our products to the food service and retail supermarket industries.  Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements.  We maintain separate and discrete financial information for the three operating segments mentioned above which is available to our Chief Operating Decision Makers.

We have applied no aggregation criteria to any of these operating segments in order to determine reportable segments.  Our three reportable segments are Food Service, Retail Supermarkets and Frozen Beverages. The Restaurant Group, operator of two BAVARIAN PRETZEL BAKERY retail stores with sales of $364,000 in the six months ended March 26, 2011, has been aggregated into Food Service because it no longer meets the quantitative thresholds under the guidance for reportable segments to be shown separately. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

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

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Information regarding the operations in these three reportable segments is as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2011	2010	2011	2010
	(in thousands)
	(unaudited)

Sales to External Customers:
Food Service
Soft pretzels	$25,272	$25,437	$49,656	$49,768
Frozen juices and ices	11,086	9,644	18,728	17,371
Churros	10,165	7,159	20,254	13,920
Bakery	56,917	56,604	115,129	114,072
Other	4,373	6,501	9,331	11,797
	$107,813	$105,345	$213,098	$206,928

Retail Supermarket
Soft pretzels	$8,613	$8,201	$16,448	$15,903
Frozen juices and ices	8,975	7,278	15,476	12,806
Coupon redemption	(627)	(579)	(1,324)	(1,355)
Other	227	208	710	374
	$17,188	$15,108	$31,310	$27,728

Frozen Beverages
Beverages	$24,842	$25,191	$48,529	$47,623
Repair and maintenance service	9,940	9,611	19,753	19,568
Machine sales	2,394	1,538	4,741	3,630
Other	554	568	932	986
	$37,730	$36,908	$73,955	$71,807

Consolidated Sales	$162,731	$157,361	$318,363	$306,463

Depreciation and Amortization:
Food Service	$4,176	$4,243	$8,503	$8,412
Retail Supermarket	-	-	-	-
Frozen Beverages	3,308	3,122	6,638	6,103
	$7,484	$7,365	$15,141	$14,515

Operating Income(Loss):
Food Service	$11,777	$12,838	$22,920	$23,331
Retail Supermarket	2,081	1,905	4,132	3,658
Frozen Beverages	96	77	(2,125)	(678)
	$13,954	$14,820	$24,927	$26,311

Capital Expenditures:
Food Service	$2,588	$2,561	$5,227	$5,734
Retail Supermarket	-	-	-	-
Frozen Beverages	2,900	3,070	5,390	7,347
	$5,488	$5,631	$10,617	$13,081

Assets:
Food Service	$360,400	$314,025	$360,400	$314,025
Retail Supermarket	-	-	-	-
Frozen Beverages	134,238	130,199	134,238	130,199
	$494,638	$444,224	$494,638	$444,224

Note 11	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 26, 2011 and September 25, 2010 are as follows:

	March 26, 2011		September 25, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$12,204	$-	$12,204	$-

Amortized intangible assets
Non compete agreements	470	388	470	351
Customer relationships	40,024	17,203	40,024	15,160
Licenses and rights	3,606	2,377	3,606	2,287
	$56,304	$19,968	$56,304	$17,798

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$2,731	$-	$2,731	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	177	198	165
Customer relationships	6,478	3,208	6,478	2,876
Licenses and rights	1,601	539	1,601	504
	$17,592	$3,924	$17,592	$3,545

             Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no changes in the gross carrying amount of intangible assets for the three months ended March 26, 2011.  Aggregate amortization expense of intangible assets for the three months ended March 26, 2011 and March 27, 2010 was $1,256,000 and $1,121,000, respectively and for the six months ended March 26, 2011 and March 27, 2010 was $2,549,000 and $2,245,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,800,000 in 2011, $4,400,000 in 2012, 2013 and 2014 and $4,300,000 in 2015. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at March 26, 2011	$34,130	$-	$35,940	$70,070

There were no changes in the carrying amounts of goodwill for the three months ended March 26, 2011.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 26, 2011 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$10,998	$11	$36	$10,973
FDIC Backed Corporate Debt	8,059	84	-	8,143
Certificates of Deposit	17,491	3	-	17,494
	$36,548	$98	$36	$36,610

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 26, 2011 and September 25, 2010 are summarized as follows:

	March 26, 2011		September 25, 2010
	(in thousands)
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$25,550	$25,637	$15,481	$15,501
Due after one year through five years	6,998	6,983	26,300	26,482
Due after five years through ten years	4,000	3,990	-	-
Total held to maturity securities	$36,548	$36,610	$41,781	$41,983
Less current portion	25,550	25,637	15,481	15,501
Long term held to maturity securities	$10,998	$10,973	$26,300	$26,482

Proceeds from the redemption and sale of marketable securities were $16,215,000 and $25,525,000 in the three and six months ended March 26, 2011, respectively; and $26,898,000 and $49,338,000 in the three and six months ended March 27, 2010, respectively. A gain of $27,000 was recorded    in the three and six months ended March 26, 2011.  We use the specific identification method to determine the cost of securities sold.

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

Note 14
On April 15, 2011, we  entered into an agreement to acquire the frozen handheld business of ConAgra Foods for $10 million.  The business sells dough enrobed products sold under the PATIO, HAND FULLS, HOLLY RIDGE BAKERY, VILLA TALIANO, TOP PICKS and private label brands with manufacturing facilities in Holly Ridge, North Carolina and Weston, Oregon.  We do not  expect the acquired business to contribute operating income to the Company over the short term.  The business is presently generating sales at an annual rate of approximately $50 million. Closing of the transaction is expected to be in May 2011.

Item 2.	Management’s Discussion and Analysis ofFinancial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity.  We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion.  See Note 12 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.1175 per share of its common stock payable on April 6, 2011 to shareholders of record as of the close of business on March 15, 2011.

In the year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 210,772 as the number of shares that may yet be purchased under the share buyback authorization.

In the three months ended March 26, 2011 and March 27, 2010, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $433,000 and a decrease of $285,000, respectively, in accumulated other comprehensive loss.  In the six month periods, there was a decrease of $481,000 in fiscal year 2011 and a decrease of $551,000 in fiscal year 2010.

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

                Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 26, 2011.

Results of Operations

Net sales increased $5,370,000 or 3% for the three months to $162,731,000 and $11,900,000 or 4% to $318,363,000 for the six months ended March 26, 2011 compared to the three and six months ended March 27, 2010.

Excluding sales from the acquisition of Parrot Ice in February 2010 and California Churros in June 2010, sales increased 1% for the three months and 2% for the six months.

FOOD SERVICE

Sales to food service customers increased $2,468,000 or 2% in the second quarter to $107,813,000 and increased $6,170,000 or 3% for the six months.  Excluding sales from the acquisition of California Churros, food service sales decreased 1% for the quarter and were essentially flat for the six months. Soft pretzel sales to the food service market decreased less than 1% to $25,272,000 in the second quarter and decreased less than 1% to $49,656,000 in the six months. Frozen juices and ices sales increased 15% to $11,086,000 in the three months and 8% to $18,728,000 in the six months primarily as the result of higher sales to school food service accounts.   Churro sales to food service customers increased 42% to $10,165,000 in the second quarter and were up 46% to $20,254,000 in the six months.  Without sales from California Churros, churros sales for the quarter decreased 5% and for the six months decreased 1%.

Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $1,223,000 or 3% in the second quarter to $40,583,000 and increased $2,744,000 or 3% for the six months due primarily to increased sales to private label customers.  Biscuit and dumpling sales increased 4% to $9,390,000 in the quarter and were up 3% to $19,247,000 for the six months. Sales of fig and fruit bars decreased 15% in the second quarter to $6,944,000 and decreased 14% in the six months to $13,770,000 with lower sales spread across many customers.

Funnel cake sales decreased by $2,209,000 to $3,947,000 in the quarter and by $2,558,000 to $8,456,000 in the six months with sales to one customer down $3,281,000, or 77%, in the quarter and down $4,219,000, or 57%, in the six months.  This one customer accounted for $12.7 million of funnel cake fries in our fiscal year 2010, of which $5.3 million were in the last six months.  We anticipate no sales to this customer in the last six months of fiscal year 2011.

Sales of new products in the first twelve months since their introduction were approximately $4.3 million in the March quarter and $7.8 million in the six months. Price increases accounted for approximately $2,300,000 of sales in the March quarter and $2,600,000 in the six months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of California Churros, accounted for approximately $150,000 of sales in the March quarter and $3,900,000 of sales in the six months.

Operating income in our Food Service segment decreased from $12,838,000 to $11,777,000 in the quarter and from $23,331,000 to $22,920,000 for the six months primarily as a result of higher commodity costs of about $2.5 million in the quarter and about $4.5 million for the six months.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $2,080,000 or 14% to $17,188,000 in the second quarter and were up 13% to $31,310,000 in the first half.  Soft pretzel sales for the second quarter were up 5% to $8,613,000 and were up 3% to $16,448,000 for the six months on unit volume increases of less than 1% for the quarter and for the six months.  Sales of frozen juices and ices increased $1,697,000 or 23% to $8,975,000 in the second quarter and were up 21% to $15,476,000 in the first half on a unit volume increase of 22% in the quarter and 20% for the six months. Coupon redemption costs, a reduction of sales, decreased 2% or about $31,000 for the six months and were down $48,000, or 8% in the quarter.

Sales of products in the first twelve months since their introduction were approximately $600,000 in the March quarter and $1.2 million in the six months. Price increases accounted for approximately $600,000 of sales in the March quarter and in the six months and net volume increases, including new product sales as defined above and net of decreased coupon costs, accounted for approximately $1,500,000 of sales in the March quarter and $3,600,000 of sales in the six months.  Operating income in our Retail Supermarkets segment increased from $1,905,000 to $2,081,000 in the quarter and from $3,658,000 to $4,132,000 in the six months primarily as a result of volume increases.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 2% to $37,730,000 in the second quarter and increased $2,148,000 or 3% to $73,955,000 in the six month period.  Beverage sales alone decreased 1% to $24,842,000 in the second quarter and were up 2% to $48,529,000 in the six months. Gallon sales were down 7% for the three months and 2% for the six months in our base ICEE business with lower sales to three customers accounting for all of the decrease.  Service revenue increased 3% to $9,940,000 in the second quarter and 1% to $19,753,000 for the six months.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $856,000 higher this year than last in the three month period and for the six months, sales of machines were higher by $1,111,000.  The estimated number of company owned frozen beverage dispensers was 38,600 and 37,600 at March 26, 2011 and September 25, 2010, respectively.  Operating income in our Frozen Beverage segment was essentially unchanged in the quarter and for the six months, operating loss increased $1,447,000. The increased loss in the six months resulted primarily from higher payroll expenses and expenses related to the maintenance of company owned frozen beverage dispensers in the first quarter. Higher gasoline costs of approximately $270,000 and $430,000 impacted the March quarter and six months, respectively.  We expect higher gasoline costs to impact operating income for at least the balance of our fiscal year.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 30.12% in the three month period from 31.65% last year and decreased to 29.88% in the six month period from 31.27% a year ago.  Higher ingredient and packaging costs compared to last year of approximately $2.9 million for the quarter and $5.2 million for the six months and higher expenses in our Frozen Beverages segment were primarily responsible for the decreased gross profit percentages. Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of flour since June 2010 and the cost of other commodities has increased as well over the past year.  We anticipate these market cost increases will result in higher costs to the company over the remaining six months of our fiscal year 2011.  Although we have implemented price increases to defray the impact of a  portion or all of these cost increases, the impact of these higher costs and increased costs in operational areas may result in lower net earnings over the remaining six months of our fiscal year 2011 compared to our fiscal year 2010.

Total operating expenses increased $91,000 in the second quarter and as a percentage of sales decreased about 2/3 of one percent and were 22% in both years.  For the first half, operating expenses increased $691,000, but as a percentage of sales decreased 2/3 of one percent to 22% of sales.  Marketing expenses decreased about 4/10 of one percent of sales in both the quarter and six months and were at 10% of sales in both years' quarter and decreased to 10% from 11% in the six months.  Moderate spending throughout our business and higher sales accounted for the percent of sales decrease.  Distribution expenses were 8% in all periods.  Administrative expenses were 4% of sales in all periods.

Operating income decreased $866,000 or 6% to $13,954,000 in the second quarter and $1,384,000 or 5% to $24,927,000 in the first half as a result of the aforementioned items.

Investment income decreased by $75,000 and $151,000 in the second quarter and six months, respectively, due to a general decline in the level of interest rates.

The effective income tax rate has been estimated at 39% and 40% for the quarter this year and last year respectively; and at 38% and 40% for the six months this year and last year respectively.  About 40% of the six month decrease was from the reduction of $141,000 of unrecognized tax benefits in the first quarter. We are estimating an effective income tax rate of between 38% and 39% for the year.

Net earnings decreased $341,000 or 4% in the current three month period to $8,659,000 and decreased 2% to $15,753,000 in the six months this year from $16,091,000 last year as a result of the aforementioned items.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 26, 2011, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of voting at the Annual Meeting of Shareholders held on February 9, 2011 is as follows:

		Votes
Proposal One	Votes For	Withheld
Election of Peter G. Stanley as Director	14,267,150	2,462,235

Proposal Two	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Advisory Vote on Approval of the Compensation of Executives	15,695,530	714,098	113,994	205,763

Proposal Three	Every 1 Year	Every Two Years	Every Three Years	Abstain	Broker Non-Vote
Advisory Vote on the Frequency on Which Shareholders should have an Advisory Vote on the Approval of the Compensation of Executives	9,443,275	128,843	6,725,688	0	431,579

Based upon review of the above results of voting, the Board of Directors plans to submit Proposal Two for a shareholder vote at its Annual Meeting of Shareholders to be held in February 2012.

The Company had 18,530,334 shares outstanding on December 13, 2010 the record date.

Item 6.	Exhibits

Exhibits

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 25 2011	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 25 2011	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)