Form 10-Q
period 2011-06-25
J&J SNACK FOODS CORP
filed 2011-07-25
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 25, 2011

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
X           Yes                                                                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated filer ()	Accelerated filer (X)

Non-accelerated filer ()	Smaller reporting company ()
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                                      X           No

As of July 20, 2011, there were 18,673,848 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number

Part I.	Financial Information

Item l.	Consolidated Financial Statements

	Consolidated Balance Sheets – June 25, 2011 (unaudited) and September 25, 2010	3

	Consolidated Statements of Earnings (unaudited) – Three Months and Nine Months Ended June 25, 2011 and June 26, 2010	5

	Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 25, 2011 and June 26, 2010	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II.	Other Information	28

Item 6. Exhibits		28

I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	June 25,	September 25,
	2011	2010
	(Unaudited)
Current assets
Cash and cash equivalents	$79,643	$74,665
Marketable securities held to maturity	25,528	15,481
Accounts receivable, net	81,846	69,875
Inventories, net	66,561	50,630
Prepaid expenses and other	2,696	6,067
Deferred income taxes	3,876	3,813
	260,150	220,531

Property, plant and equipment, at cost
Land	2,496	2,016
Buildings	15,766	13,266
Plant machinery and equipment	156,923	144,697
Marketing equipment	221,219	214,545
Transportation equipment	4,095	3,785
Office equipment	13,170	12,690
Improvements	20,845	19,590
Construction in progress	5,911	3,814
	440,425	414,403

Less accumulated depreciation and amortization	318,050	304,311

	122,375	110,092

Other assets
Goodwill	70,070	70,070
Other intangible assets, net	53,140	55,284
Marketable securities held to maturity	29,998	26,300
Other	2,213	1,717
	155,421	153,371
	$537,946	$483,994

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 25,	September 25,
	2011	2010
	(Unaudited)

Current liabilities
Current obligations under capital leases	$252	$244
Accounts payable	61,872	52,338
Accrued liabilities	10,028	4,269
Accrued compensation expense	10,164	12,244
Dividends payable	2,193	1,986
	84,509	71,081

Long-term obligations under capital leases	429	619
Deferred income taxes	34,538	30,401
Other long-term liabilities	1,162	1,318
	36,129	32,338

Stockholders' equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,662 and 18,491 shares, respectively	42,150	38,453
Accumulated other comprehensive loss	(2,344)	(2,854)
Retained earnings	377,502	344,976
	417,308	380,575
	$537,946	$483,994

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Net Sales	$206,328	$189,729	$524,691	$496,192

Cost of goods sold(1)	138,787	124,698	362,027	335,345
Gross Profit	67,541	65,031	162,664	160,847

Operating expenses
Marketing (2)	18,462	19,341	51,404	52,228
Distribution (3)	15,133	13,434	40,805	38,422
Administrative (4)	6,355	6,139	17,890	17,765
Other general expense	530	55	577	59
	40,480	38,969	110,676	108,474

Operating Income	27,061	26,062	51,988	52,373

Other income (expense)
Gain on bargain purchase of a business	6,580	-	6,580	-
Investment income	251	282	694	876
Interest expense & other	(34)	(46)	(106)	(159)

Earnings before income taxes	33,858	26,298	59,156	53,090

Income taxes	10,532	10,437	20,077	21,138

NET EARNINGS	$23,326	$15,861	$39,079	$31,952

Earnings per diluted share	$1.24	$0.85	$2.08	$1.71

Weighted average number of diluted shares	18,829	18,731	18,766	18,705

Earnings per basic share	$1.25	$0.86	$2.10	$1.73

Weighted average number of basic shares	18,700	18,529	18,639	18,516

(1) Includes share-based compensation expense of $31 and $112 for the three and nine months ended June 25, 2011, respectively, and $44 and $143 for the three and nine months ended June 26, 2010, respectively.

(2) Includes share-based compensation expense of $67 and $246 for the three and nine months ended June 25, 2011, respectively, and $109 and $361 for the three and nine months ended June 26, 2010, respectively.

(3) Includes share-based compensation expense of $3 and $13 for the three and nine months ended June 25, 2011, respectively, and $5 and $17 for the three and nine months ended June 26, 2010, respectively.

(4) Includes share-based compensation expense of $60 and $301 for the three and nine months ended  June 25, 2011, respectively, and $145 and $460 for the three and nine months ended June 26,  2010, respectively.

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 25,	June 26,
	2011	2010
Operating activities:
Net earnings	$39,079	$31,952
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of fixed assets	18,649	18,147
Amortization of intangiblesand deferred costs	4,013	3,891
Share-based compensation	672	992
Gain on bargain purchase of a business	(6,580)	-
Deferred income taxes	(57)	(14)
Other	19	1
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(11,890)	(5,051)
Increase in inventories	(9,144)	(7,033)
Decrease (increase) in prepaid expenses	3,382	(356)
Increase in accounts payable and accrued liabilities	13,137	4,709
Net cash provided by operating activities	51,280	47,238
Investing activities:
Payments for purchases of companies,net of cash acquired	(8,806)	(25,185)
Purchases of property, plant and equipment	(20,069)	(21,314)
Purchase of marketable securities	(41,293)	(50,496)
Proceeds from redemption and sales of marketable securities	27,547	53,956
Proceeds from disposal of property and equipment	303	246
Other	(584)	(9)
Net cash used in investing activities	(42,902)	(42,802)
Financing activities:
Payments to repurchase common stock	-	(5,894)
Proceeds from issuance of stock	2,869	925
Payments on capitalized lease obligations	(182)	(72)
Payment of cash dividend	(6,347)	(5,762)
Net cash used in financing activities	(3,660)	(10,803)
Effect of exchange rate on cash and cash equivalents	260	317
Net increase (decrease) in cash and cash equivalents	4,978	(6,050)
Cash and cash equivalents at beginning of period	74,665	60,343
Cash and cash equivalents at end of period	$79,643	$54,293

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

The results of operations for the three months and nine months ended June 25, 2011 and June 26, 2010 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

Note 2
We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $616,000 and $591,000 at June 25, 2011 and September 25, 2010, respectively.

Note 3
Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights,customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years.

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

	Three Months Ended June 25, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$23,326	18,700	$1.25

Effect of Dilutive Securities
Options	-	129	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$23,326	18,829	$1.24

	Nine Months Ended June 25, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$39,079	18,639	$2.10

Effect of Dilutive Securities
Options	-	127	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$39,079	18,766	$2.08

	Three Months Ended June 26, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,861	18,529	$0.86

Effect of Dilutive Securities
Options	-	202	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,861	18,731	$0.85

	Nine Months Ended June 26, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$31,952	18,516	$1.73

Effect of Dilutive Securities
Options	-	189	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$31,952	18,705	$1.71

Note 5   Our calculation of comprehensive income is as follows:

	Three months ended		Nine months ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(in thousands)

Net Earnings	$23,326	$15,861	$39,079	$31,952
Foreign Currency translation adjustment	29	(98)	510	453
Comprehensive income	$23,355	$15,763	$39,589	$32,405

Note 6   At June 25, 2011, the Company has three stock-based employee compensation plans.  Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Stock Options	$40	$127	$140	$500
Stock purchase plan	37	53	169	152
Deferred stock issued to outside directors	-	34	46	103
Restricted stock issued to an employee	-	8	-	28
	$77	$222	$355	$783

Per diluted share	$-	$0.01	$0.02	$0.04

The above compensation is net of tax benefits	$84	$81	$317	$198

The Company anticipates that share-based compensation will not exceed $600,000 net of tax benefits, or approximately $.03 per share for the fiscal year ending September 24, 2011.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2010 first nine months: expected volatility of 28%; risk-free interest rate of 2.14%; dividend rate of 1.2% and expected lives ranging between 5 and 10 years.

During the 2010 nine month period, the Company granted 100,330 stock options.  The weighted-average grant date fair value of these options was $9.11.  No options were issued in the third quarter of 2010 or in the nine month period ended June 25, 2011.

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

The total amount of gross unrecognized tax benefits is $1,125,000 and $1,249,000 on June 25, 2011 and September 25, 2010, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of June 25, 2011 and September 25, 2010, respectively, the Company has $401,000 and $429,000 of accrued interest and penalties.

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

In May 2011, the FASB issued guidance which amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. This guidance will be effective for our second quarter of fiscal year 2012, and is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued guidance which gives us the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, we are required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance will be effective for our fiscal year 2013, and is not expected to have a material impact on our financial statements.

In December 2010, the FASB issued guidance related to goodwill impairment testing for reporting entities with a zero or negative carrying amount.  Under the amended guidance, we must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount.  If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test must be performed to measure the amount of the goodwill impairment loss, if any.   This guidance is effective for our fiscal year 2012 and is not expected to have a material impact on our financial statements.

Note 9    Inventories consist of the following:

	June 25,	September 25,
	2011	2010
	(unaudited)
	(in thousands)

Finished goods	$32,419	$22,171
Raw materials	12,779	8,702
Packaging materials	6,071	4,727
Equipment parts & other	15,292	15,030
	$66,561	$50,630

The above inventories are net of reserves	$4,717	$4,189

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

We have applied no aggregation criteria to any of these operating segments in order to determine reportable segments.  Our three reportable segments are Food Service, Retail Supermarkets and Frozen Beverages. The Restaurant Group, operator of two BAVARIAN PRETZEL BAKERY retail stores with sales of $502,000 in the nine months ended June 25, 2011, has been included in Food Service because it no longer meets the quantitative thresholds under the guidance for reportable segments to be shown separately. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below.

Food Service

The primary products sold by the food service group are soft pretzels, frozen juice treats and desserts, churros, dough enrobed handheld products and baked goods.  Our customers in the food service industry include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions.  Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

Retail Supermarkets

The primary products sold by the retail supermarket segment are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, ICEE Squeeze-Up Tubes, dough enrobed handheld products and TIO PEPE’S Churros.  Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Three months ended		Nine months ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Sales to External Customers:
Food Service
Soft pretzels	$26,686	$25,349	$76,342	$75,117
Frozen Juices and ices	17,176	15,949	35,904	33,320
Churros	11,004	8,035	31,258	21,955
Handhelds	2,835	-	2,835	-
Bakery	58,080	57,089	173,209	171,161
Other	5,598	6,217	14,929	18,014
	$121,379	$112,639	$334,477	$319,567

Retail Supermarket
Soft pretzels	$7,524	$7,176	$23,972	$23,079
Frozen juices and ices	17,943	17,347	33,419	30,153
Handhelds	2,807	-	2,807	-
Coupon redemption	(940)	(767)	(2,264)	(2,122)
Other	506	186	1,216	560
	$27,840	$23,942	$59,150	$51,670

Frozen Beverages
Beverages	$41,260	$38,812	$89,789	$86,435
Repair and
maintenance service	11,078	10,490	$30,831	30,058
Machines Sales	4,071	3,082	$8,812	6,712
Other	700	764	$1,632	1,750
	$57,109	$53,148	$131,064	$124,955

Consolidated Sales	$206,328	$189,729	$524,691	$496,192

Depreciation and Amortization:
Food Service	$4,197	$4,297	$12,700	$12,709
Retail Supermarket	-	-	-	-
Frozen Beverages	3,324	3,226	$9,962	9,329
	$7,521	$7,523	$22,662	$22,038

Operating Income
Food Service	$13,875	$14,610	$36,795	$37,941
Retail Supermarket	3,545	3,809	$7,677	7,467
Frozen Beverages	9,641	7,643	$7,516	6,965
	$27,061	$26,062	$51,988	$52,373

Capital Expenditures:
Food Service	$5,130	$4,135	$10,357	$9,869
Retail Supermarket	-	-	-	-
Frozen Beverages	4,322	4,098	$9,712	11,445
	$9,452	$8,233	$20,069	$21,314

Assets:
Food Service	$389,042	$326,113	$389,042	$326,113
Retail Supermarket	3,587	2,731	3,587	2,731
Frozen Beverages	145,317	138,398	145,317	138,398
	$537,946	$467,242	$537,946	$467,242

Note 11
Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 25, 2011 and September 25, 2010 are as follows:

	June 25, 2011		September 25, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,204	$-

Amortized intangible assets
Non compete agreements	470	407	470	351
Customer relationships	40,024	18,097	40,024	15,160
License and rights	3,606	2,401	3,606	2,287
	$56,980	$20,905	$56,304	$17,798

RETAIL SUPERMARKETS
Indefinite lived intangible assets
Trade Names	$3,380	$-	$2,731	$-

Amortized Intangible Assets
Customer relationships	207	-	-	-
	$3,587	$-	$2,731	$-

FROZEN BEVERAGES
Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	184	198	165
Customer relationships	6,478	3,374	6,478	2,876
Licenses and rights	1,601	556	1,601	504
	$17,592	$4,114	$17,592	$3,545

 Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $1,532,000 were acquired in the food service and retail supermarkets segments in the three months ended June 25, 2011, in the handhelds acquisition.  Aggregate amortization expense of intangible assets for the three months ended
June 25, 2011 and June 26 2010 was $1,127,000 and $1,149,000 respectively and for the nine months ended June 25, 2011 and June 26, 2010 was $3,676,000  and $3,394,000 respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,800,000 in 2011, $4,500,000 in 2012, and $4,400,000 in 2013 and 2014 and $4,300,000 in 2015. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

       The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)

Balance at June 25, 2011	$34,130	$-	$35,940	$70,070

       There were no changes in the carrying amounts of goodwill for the three months ended June 25, 2011.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 25, 2011 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
US Government Agency Debt	$29,998	$39	$85	$29,952
FDIC Backed Corporate Debt	8,037	53	-	8,090
Certificate of Deposit	17,491	2	-	17,493
	$55,526	$94	$85	$55,535

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 25, 2010 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
US Government Agency Debt	$8,000	$53	$-	$8,053
FDIC Backed Corporate Debt	13,107	144	-	13,251
Certificate of Deposit	20,674	5	-	20,679
	$41,781	$202	$-	$41,983

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 25, 2011 and September 25, 2010 are summarized as follows:

	June 25, 2011		September 25, 2010
	(in thousands)
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$25,528	$25,583	$15,481	$15,501
Due after one year through five years	8,998	8,987	26,300	26,482
Due after 5 years through 10 years	21,000	20,965	-	-
Total held to maturity securities	$55,526	$55,535	$41,781	$41,983
Less current portion	25,528	25,583	15,481	15,501
Long term held to maturity securities	$29,998	$29,952	$26,300	$26,482

Proceeds from the redemption and sale of marketable securities were $2,022,000 and $27,547,000 in the three and nine months ended June 25, 2011, respectively; and $4,618,000 and $53,956,000 in the three and nine months ended June 26, 2010, respectively. A gain of $27,000 was recorded in the nine months ended June 25, 2011 with no gain recorded in the three months ended June 25, 2011.  We use the specific identification method to determine the cost of securities sold.

Note 13
In February 2010, we acquired the assets of Parrot Ice, a manufacturer and distributor of a premium brand frozen beverage sold primarily in convenience stores.  Revenues from Parrot Ice were approximately $1.5 million for our 2010 fiscal year.

On June 10, 2010, we acquired the assets of California Churros, Inc., a manufacturer and seller of a premium brand churro.  Revenues from CALIFORNIA CHURROS were approximately $2.5 million for our 2010 fiscal year.

In May 2011, we acquired the frozen handheld business of ConAgra Foods.  This business had sales of approximately $50 million over the prior twelve months to food service and retail supermarket customers.

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

Acquisition costs of $184,000 for these acquisitions are included in administrative and other general expense for the three and nine months ended June 26, 2010.

The preliminary purchase price allocation for the handhelds acquisition is as follows:

(in thousands)

Working Capital	$6,955
Property, plant & equipment	11,036
Trade Names	1,325
Customer Relationships	207
Deferred tax liability	(4,137)

Net Assets Acquired	15,386

Purchase Price	8,806

Gain on bargain purchase	$6,580

The preliminary purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $6,580,000 which is included in other income in the consolidated statement of earnings for the three and nine months ended June 25, 2011.  The gain on bargain purchase resulted from the fair value of the identifiable net assets acquired exceeding the purchase price.

Acquisition costs of $464,000 and $534,000 for the handhelds acquisition are included in other general expense in the consolidated statements of earnings for the three and nine months ended June 25, 2011, respectively.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.1175 per share of its common stock payable on July 6, 2011, to shareholders of record as of the close of business on June 15, 2011.

In the year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 210,772 as the number of shares that may yet be purchased under the share buyback authorization.

In the three months ended June 25, 2011 and June 26, 2010, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $29,000   and an increase of $98,000 respectively, in accumulated other comprehensive loss.  In the nine month periods, there was a decrease of $510,000 in fiscal year 2011 and a decrease of $453,000    in fiscal year 2010.

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

In May 2011, we acquired the frozen handheld business of ConAgra Foods.  This business had sales of approximately $50 million over the prior twelve months to food service and retail supermarket customers.

    Our general-purpose bank credit line which expires in December 2011 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 25, 2011.

Results of Operations

Net sales increased $16,599,000 or 9% for the three months to $206,328,000 and $28,499,000 or 6% to $524,691,000 for the nine months ended June 25, 2011 compared to the three and nine months ended June 26, 2010.

Excluding sales from the acquisition of Parrot Ice in February 2010, California Churros in June 2010 and the frozen handheld business of ConAgra Foods in May 2011, sales increased 4% for the three months and 3% for the nine months.

FOOD SERVICE

Sales to food service customers increased $8,740,000 or 8% in the third quarter to $121,379,000 and increased $14,910,000 or 5% for the nine months.  Excluding sales from the acquisition of California Churros and handheld sales, food service sales increased 2% for the quarter and were up 1% for the nine months. Soft pretzel sales to the food service market increased 5% to $26,686,000 in the third quarter and increased 2% to $76,342,000 in the nine months due primarily to increased sales to chain restaurants in the third quarter. Frozen juices and ices sales increased 8% to $17,176,000 in the three months and 8% to $35,904,000 in the nine months primarily as the result of higher sales to school food service accounts.  Churro sales to food service customers increased 37% to $11,004,000 in the third quarter and were up 42% to $31,258,000 in the nine months.  Without sales from California Churros, churros sales for the quarter were down about 5% and for the nine months were essentially unchanged.

Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $1,485,000 or 4% in the third quarter to $43,342,000 and increased $4,229,000 or 3% for the nine months due primarily to increased sales to private label customers.  Biscuit and dumpling sales increased 7% to $7,119,000 in the quarter and were up 4% to $26,366,000 for the nine months. Sales of fig and fruit bars decreased 11% in the third quarter to $7,619,000 and decreased 13% in the nine months to $21,389,000 with lower sales spread across many customers for many reasons.  Handheld sales to food service customers were $2,835,000 in the quarter and year to date.

Funnel cake sales decreased by $788,000 to $5,153,000 in the quarter and by $3,346,000 to $13,609,000 in the nine months with sales to one customer down $3,021,000, or 100%, in the quarter and down $7,240,000 or 69%, in the nine months.  This one customer accounted for $12.7 million of funnel cake fries in our fiscal year 2010, of which $2.2 million were in the last three months.  We anticipate no sales to this customer in the last three months of fiscal year 2011.

Sales of new products in the first twelve months since their introduction were approximately $1.3 million in the June quarter and $9.1 million in the nine months. Price increases accounted for approximately $3.5 million of sales in the June quarter and $6.1 million of sales in the nine months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of California Churros and handheld sales, accounted for approximately $5.2 million of sales in the June quarter and $8.8 million of sales in the nine months.

Operating income in our Food Service segment decreased from $14,610,000 to $13,875,000 in the quarter and from $37,941,000 to $36,795,000 for the nine months primarily as a result of higher ingredient and packaging costs of about $5.5 million in the quarter and about $10.0 million for the nine months partially offset by higher pricing and the benefit of increased volumes.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $3,898,000 or 16% to $27,840,000 in the third quarter and were up 14% to $59,150,000 in the first nine months. Excluding handheld sales for the quarter and for the nine months, sales increased 5% for the quarter and increased 9% for the nine months. Soft pretzel sales for the third quarter were up 5% to $7,524,000 and were up 4% to $23,972,000 for the nine months on unit volume increases of 4% for the quarter and 2% for the nine months.  Sales of frozen juices and ices increased $596,000 or  3% to $17,943,000 in the third quarter and were up 11% to $33,419,000 in the first nine months on a unit volume increase of 2% in the quarter and 11% for the nine months. Coupon redemption costs, a reduction of sales, increased 7% or about $142,000 for the nine months and were up $173,000 or 23% in the quarter. Handheld sales to retail supermarket customers were $2,807,000 in the quarter and year to date.

Sales of products in the first twelve months since their introduction were approximately $1.6 million in the June quarter and $2.8 million in the nine months. Price increases accounted for approximately $1.3 million of sales in the June quarter and $1.8 million of sales in the nine months and net volume increases, including new product sales as defined above and handheld sales and net of decreased coupon costs, accounted for approximately $2.6 million of sales in the June quarter and $5.8 million of sales in the nine months.  Operating income in our Retail Supermarkets segment decreased from $3,809,000 to $3,545,000 in the quarter and increased to $7,677,000 from $7,467,000 in the nine months.  Operating income in the quarter was impacted by additional trade spending of about $450,000 related to the introduction of our SUPERPRETZEL PRETZELDOGS hot dog product and by higher product costs related to ingredient and packaging cost increases.  The increase in operating income for the year was primarily the result of higher volume.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 7% to $57,109,000 in the third quarter and increased $6,109,000 or 5% to $131,064,000 in the nine-month period.  Beverage sales alone increased 6% to $41,260,000 in the third quarter and were up 4% to $89,789,000 in the nine months. Gallon sales were up 2% for the three months and essentially unchanged for the nine months in our base ICEE business.  Service revenue increased 6% to $11,078,000   in the third quarter and 3% to $30,831,000 for the nine months.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $989,000 higher this year than last in the three month period and for the nine months, sales of machines were higher by $2,100,000. The estimated number of company owned frozen beverage dispensers was 39,300 and 37,600 at June 25, 2011 and September 25, 2010, respectively.  Operating income in our Frozen Beverage segment increased $1,998,000 to $9,641,000 in the quarter and for the nine months, operating income increased $551,000 primarily due to higher third quarter revenues combined with lower operating expenses in the quarter. Higher gasoline costs of approximately $475,000 and $900,000 impacted the June quarter and nine months, respectively.  We expect higher gasoline costs to impact operating income for at least the balance of our fiscal year.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 32.73% in the three month period from 34.28% last year and decreased to 31.00% in the nine month period from 32.42% a year ago.  Higher ingredient and packaging costs compared to last year of approximately $6 million for the quarter and $11 million for the nine months was primarily responsible for the decreased gross profit percentages. Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of flour since June 2010 and the cost of other commodities has increased as well over the past year.  We anticipate these market cost increases will result in higher costs to the company over the remaining three months of our fiscal year 2011.  Although we have implemented price increases to defray the impact of a portion or all of these cost increases, the impact of these higher costs and increased costs in operational areas may result in lower net earnings over the remaining three months of our fiscal year 2011 compared to our fiscal year 2010.

Total operating expenses increased $1,511,000 in the third quarter but as a percentage of sales decreased about one percent to 20% in this year.  For the nine months, operating expenses increased $2,202,000, but as a percentage of sales decreased about 3/4 of one percent to 21% of sales.  Marketing expenses decreased to 9% of sales in the quarter from 10% last year and to 10% of sales from 11% of sales for the nine months.  Moderate spending decreases throughout our business and higher sales accounted for the percent of sales decrease.  Distribution expenses were 7% in both years' quarter and 8% in both years' nine months.  Administrative expenses were 3% of sales in both years' third quarter and declined slightly to 3% of sales in the nine months from 4% last year.

Other general expenses this year included about $464,000 and $534,000 of costs related to the handhelds acquisition in the three and nine months, respectively.

Operating income increased $999,000 or 4% to $27,061,000 in the third quarter and decreased $385,000 or less than one percent to $51,988,000 in the nine months as a result of the aforementioned items.

Gain on the bargain purchase of a business of $6,580,000 in the third quarter resulted from the fair value of the identifiable assets acquired in the handhelds acquisition exceeding the purchase price.

Investment income decreased by $31,000 and $182,000 in the third quarter and nine months, respectively, due to a general decline in the level of interest rates.

The effective income tax rate has been estimated at 31%     and 40% for the quarter this year and last year respectively; and at 34% and 40% for the nine months this year and last year respectively. Adjusting out the effect of the gain on bargain purchase of a business, the effective income tax rate has been estimated at 39% and 38% for the quarter and nine months of this year, respectively. We are estimating an effective income tax rate of between 38% and 39% for the year after adjusting out the effect of the gain on bargain purchase of a business.

Net earnings increased $7,465,000 or 47% in the current three month period to $23,326,000 and increased 22% to $39,079,000 in the nine months this year from $31,952,000 last year as a result of the aforementioned items.  Without the benefit of the gain on bargain purchase of a business, net earnings were $16,746,000 in the quarter compared to $15,861,000 last year and were $32,499,000 in the nine months compared to $31,952,000 last year.

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

Item 4.     Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 25, 2011, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information  required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

 PART II.  OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

	31.1 &	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

	99.5 &	Certification Pursuant to the 18 U.S.C.
	99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Statements of Earnings,
(ii) Consolidated Balance Sheets and
(iii) Consolidated Statements of Cash Flows.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 25, 2011	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 25, 2011	By:	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)