Form 10-K
period 2011-09-24
J&J SNACK FOODS CORP
filed 2011-12-06
CIK 785956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14616

J & J SNACK FOODS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Central Highway
Pennsauken, New Jersey	08109
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ___  No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ___  No    X

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

Large accelerated filer ( )	Accelerated filer (X)

Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No    X

As of November 25, 2011, the latest practicable date, 18,734,376 shares of the Registrant’s common stock were issued and outstanding.  The aggregate market value of shares held by non-affiliates of the Registrant on such date was $674,816,674 based on the last sale price on March 25, 2011 of $45.91 per share.  March 25, 2011 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 8, 2012 are incorporated by reference into Part III of this report.

40 Years

STRONG

J&J Snack Foods Corp.

Annual Report 2011

ICEE
SUPERPRETZEL
SOFT PRETZELS
Minute Maid
SOFT FROZEN LEMONADE
WholeFruit
SORBET
BLACK CHERRY
LUIGI'S
REAL ITALIAN ICE

Born of Ashes... Dusted by Destiny™

PROFILE

J&J Snack Foods Corp. is a manufacturer, marketer and distributor of an expanding variety of nutritional, popularly priced, branded niche snack foods and beverages for the food service and retail supermarket industries. The Company is listed on the NASDAQ Global Select Market as "JJSF", and serves both national and international markets.

Our growing portfolio of products includes soft pretzels, frozen beverages, frozen juice treats and desserts, stuffed sandwiches, burritos, churros, fruit pies, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these nutritional and tasty products in a variety of settings where people work, play, travel and shop.

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our three business groups are Food Service, Frozen Beverages and Retail Supermarket. Each contributed to our 40th consecutive year of record sales in fiscal 2011.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
Net Sales	**$ 744,071**	$ 696,703	$ 653,047	$ 629,359	$ 568,901	$ 514,831	$ 457,112	$ 416,588	$ 364,567	$ 353,187
Net Earnings	**$ 55,063**	$ 48,409	$ 41,312	$ 27,908	$ 32,112	$ 29,450	$ 26,043	$ 22,710	$ 19,902	$ 18,113
Total Assets	**$ 550,816**	$ 483,994	$ 439,827	$ 408,408	$ 380,288	$ 340,808	$ 305,924	$ 277,424	$ 239,478	$ 220,036
Long-Term Debt	**$ —**	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Capital Leases	**$ 801**	$ 863	$ 381	$ 474	$ 565	$ —	$ —	$ —	$ —	$ —
Stockholders' Equity	**$ 432,388**	$ 380,575	$ 342,844	$ 316,778	$ 295,582	$ 263,656	$ 234,762	$ 210,096	$ 182,564	$ 168,709
Common Share Data										
EPS–Diluted	**$ 2.93**	$ 2.59	$ 2.21	$ 1.47	$ 1.69	$ 1.57	$ 1.40	$ 1.24	$ 1.10	$ 1.00
Book Value/Share	**$ 23.09**	$ 20.58	$ 18.51	$ 16.90	$ 15.80	$ 14.28	$ 12.85	$ 11.67	$ 10.43	$ 9.48
Shares Outstanding	**18,727**	18,491	18,526	18,748	18,702	18,468	18,272	18,012	17,514	17,806
Dividends/Share	**$ .47**	$ .43	$ .39	$ .37	$ .34	$ .30	$ .25	$ —	$ —	$ —

2011 Net Earnings includes gain on bargain purchase of a business of $6,580. All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

NET SALES
(In Thousands)
$353,187
$364,567
$416,588
$457,112
$514,831
$568,901
$629,359
$653,047
$696,703
$744,071
'02
'03
'04
'05
'06
'07
'08
'09
'10
'11

NET EARNINGS
(In Thousands)
$18,113
$19,902
$22,710
$26,043
$29,450
$32,112
$27,908
$41,312
$48,409
$55,063
'02
'03
'04
'05
'06
'07
'08
'09
'10
'11

STOCKHOLDERS' EQUITY
(In Thousands)
$168,709
$182,564
$210,096
$234,762
$263,656
$295,582
$316,778
$342,844
$380,575
$432,388
'02
'03
'04
'05
'06
'07
'08
'09
'10
'11

PRESIDENT'S *Letter*

To Our Shareholders and Friends:

40 YEARS STRONG
YEARS OLD
YEARS YOUNG

This past year, Fiscal 2011, was a milestone year for JJSF. We celebrated our 40th Anniversary. 40 years in business – 40 years strong. A milestone that we are proud of and a milestone that we achieved with continued growth and success.

But we are not "40 years old"... We are **"40 years young!"** And preparing for the future. This special company - your special company that was *Born of Ashes and Dusted by Destiny*™, just completed another successful year. From our tiny humble beginnings in 1971 with eight (8) employees and $400,000 in sales, we have grown to nearly $750 million in revenue with 3,000 employees with plants and operating facilities throughout the USA and Mexico. With 40 consecutive years of growth and now 160 straight quarters of profitable sales, we are truly **"40 years young!"**

2011 Financial Results in Brief...

- Sales increased 7% to $744.1 million
- Net income was $48.5 million before $6.6 million gain on bargain purchase of a business
- Earnings per share were $2.58 before $.35/share gain on bargain purchase of a business
- Operating income was $76.6 million

with Real Fruit Juice!
SLUSH PUPPIE
9oz
Funnel FRIES
SUPERPRETZEL
SOFTSTIX
CHEDDAR
CHEESE FILLED SOFT PRETZEL STICKS
Ready In Seconds
SUPERPRETZEL
6 Baked Soft Pretzels
LOW FAT
FIG BARS
10 OUNCES
Breakfast Bars
WILD CHERRY
WholeFruit
PREMIUM JUICE BAR

The Beginnings (where did we come from)…

Our early success was established by carefully adopting key criteria for developing our business. These criteria carefully practiced have over the years become strengths.

- Produce quality niche products
- Be the low cost producer
- Maintain strong marketing and distribution channels

And complement these strengths with a combination of strategic acquisitions that are skillfully and quickly integrated. Through organic growth, strategic acquisitions, prudent fiscal management and expanded product offerings, we transformed our business from a small start-up company to a diversified major player in the niche snack food and beverage industry. Our core products, including SUPERPRETZEL Soft Pretzels, ICEE frozen beverages, WHOLE FRUIT and LUIGI'S frozen novelties, TIO PEPE'S and CALIFORNIA CHURROS, as well as cookies, biscuits, fruit bars and specialty bakery items, continue to grow and expand their customer base.

The Recent…

Our 2011 results were negatively impacted by higher input costs and added costs of distribution. While we don't expect these factors to ease in fiscal 2012, we are none the less cautiously optimistic about our longer term prospects.

Last year, despite the lingering economy, we grew our business. We expanded our product offerings and with the acquisition of the frozen hand held product lines from ConAgra Foods, we added a portfolio of new products including stuffed and enrobed sandwiches, fruit pies and burritos that broadens our channels and business segments.

ICEE had its best year ever with gallon sales, a key barometer, up again. Mexico had a record year and we are slowly growing our international business. Our Retail Grocery Group has several new product offerings planned for fiscal 2012. We are also making notable gains on our targeted goals of developing our core product sales including soft pretzel varieties to fast food and casual dining restaurants.

The Future (the same as ever)…

Our commitment remains as clear and steadfast as ever. We will continue to remain conservative with our discipline and liberal with our thinking. Over the years we have added to our strengths. We are well positioned for tomorrow. Our financial position is excellent. We have strong business partners and loyal customers. Our management is capable and eager.

We are the American dream!
AHHH to be 40 again!!
We are!!

Sincerely,

Gerald B. Shreiber
President and Chairman
November 28, 2011

J & J SNACK FOODS CORP.
2011 FORM 10-K ANNUAL REPORT

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

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries.  The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, FRUIT–A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S* and MINUTE MAID** brand names.  J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada.  Other snack food products include churros (an Hispanic pastry), funnel cake, dough enrobed handheld products and bakery products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen uncarbonated beverage.

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

The Company has made acquisitions in 2011 and in prior years as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

The Company operates in three business segments: Food Service, Retail Supermarkets and Frozen Beverages.  These segments are described below.

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  Sales is considered to be the one and only key variable monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data for financial information about segments).

Food Service

The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros, dough enrobed handheld products and baked goods.  Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions.  Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, ICEE Squeeze-Up Tubes, dough enrobed handheld products including PATIO burritos, TIO PEPE’S Churros and CALIFORNIA CHURROS.  Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 18% of the Company’s revenue in fiscal year 2011, 19% in 2010, and 20% in 2009.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, FRUIT-A-FREEZE, WHOLE FRUIT, ICEE, BARQ’S and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 14% of the Company’s revenue in 2011, 14% in fiscal year 2010 and 13% in 2009.

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

Churros

The Company’s churros are sold primarily under the LA CHURROS, TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2011, 5% in 2010 and 5% in 2009.  Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula.  The churros are deep fried, frozen and packaged.  At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture.  The Company also sells fruit and crème-filled churros.  The
Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, HAND FULLS, HOLLY RIDGE BAKERY, VILLA TALIANO, TOP PICKS brand names and under private labels.  Handheld products are sold to the Food Service and Retail Supermarket segments.   Handheld product sales amounted to 2% of the Company's sales in 2011.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and PRETZEL COOKIE brand names, and under private labels.  Bakery products include primarily biscuits, fig and fruit bars, cookies, muffins and donuts.  Bakery products are sold to the Food Service segment.  Bakery products sales amounted to 32% of the Company’s sales in fiscal year 2011, 34% in 2010 and 35% in 2009.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada.  Additional frozen beverages are JAVA FREEZE and CALIFORNIA NATURAL.  Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 18% of revenue in fiscal 2011, 18% in 2010 and 17% in 2009.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE and ARCTIC BLAST brands at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials.  In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages.  The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment, revenue from which amounted to 7% of sales in 2011, 8% of sales in 2010 and 8% of the Company’s sales in fiscal year 2009.  The Company sells frozen uncarbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer.  Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 82,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to the entire continental United States (except for portions of nine states) as well as internationally.

Other Products

Other products sold by the Company include soft drinks, funnel cakes sold under the FUNNEL CAKE FACTORY brand name and smaller amounts of various other food products.  These products are sold in the Food Service and Frozen Beverages segments.

Customers

The Company sells its products to two principal channels: food service and retail supermarkets. The primary products sold to the food service channel are soft pretzels, frozen beverages, frozen juice treats and desserts, churros, dough enrobed handheld products and baked goods.  The primary products sold to the retail supermarket channel are soft pretzels, frozen juice treats and desserts and dough enrobed handheld products.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 43% of our sales during fiscal years 2011, 2010 and 2009, respectively, with our largest customer accounting for 8% of our sales in 2011, 8% in 2010 and 9% in 2009. Three of the ten customers are food distributors who sell our product to many end users.  The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance.  If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.  If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States.  Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, ICEE Squeeze-Up Tubes, PATIO burritos and TIO PEPE’S Churros.  Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force.  For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola, Florida;  Solon, Ohio; Weston, Oregon; and Holly Ridge, North Carolina.  Frozen beverages are distributed from 134 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas.  The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, DUTCH TWIST, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAMA TISH’S, FRUIT-A-FREEZE, WHOLE FRUIT and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, PATIO for its handheld burritos and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S and DADDY RAY’S for its bakery products.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States.  Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property.  Sales of our foreign operations were $18,025,000, $14,301,000 and $11,658,000 in fiscal years 2011, 2010 and 2009, respectively.  At September 24, 2011, the total assets of our foreign operations were approximately $13.7 million or 2.5% of total assets.  At September 25, 2010, the total assets of our foreign operations were approximately $10.4 million or 2% of total assets.

Employees

The Company has approximately 3,100 full and part time employees as of September 24, 2011.  Certain production and distribution employees at the Pennsauken and Bellmawr, New Jersey plants are covered by a collective bargaining agreement which expires in September 2013. Certain production and distribution employees at the Bridgeport, New Jersey plant are covered by a collective bargaining agreement which expires February 2, 2013.

The production employees at our Atlanta, Georgia, plant are covered by a collective bargaining agreement which expires in January 2015.

The production employees at our Weston, Oregon, plant are covered by a collective bargaining agreement which expires September 30, 2013.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 43% of our sales during fiscal years 2011, 2010 and 2009, respectively, with our largest customer accounting for 8% of our sales in 2011, 8% in 2010 and 9% in 2009. Three of the ten customers are food distributors who sell our product to many end users.  The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance.  If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.  If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Our Certificate of Incorporation may inhibit a change in control that you may favor

Our Certificate of Incorporation contains provisions that may delay, deter or inhibit a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

--	a classified Board of Directors;
--	the requirement that our shareholders may only remove Directors for cause;
--	limitations on share holdings and voting of certain persons;
--	special Director voting rights; and
--	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, suppliers, creditors and the local communities in which we operate.

Risks Relating to the Control by Gerald B. Shreiber

Gerald B. Shreiber is the founder of the Company and the current beneficial owner of 21% of its outstanding stock.  Our Certificate of Incorporation provides that he has three votes on the Board of Directors (subject to certain adjustments).  Therefore, he and one other director have voting control of the Board.  The performance of this Company is greatly impacted by his leadership and decisions.  His voting control reduces the restrictions on his actions.  His retirement, disability or death may have a significant impact on our future operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States.  Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property.  Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States.  Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country.  Sales of our foreign operations were $18,025,000, $14,301,000 and $11,658,000 in fiscal years 2011, 2010 and 2009, respectively.  At September 24, 2011, the total assets of our foreign operations were approximately $13.7 million or   2.5% of total assets.  At September 25, 2010, the total assets of our foreign operations were approximately $10.4 million or 2% of total assets.

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

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot.  Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 60% of capacity. The Company owns a 128,000 square foot building adjacent to its manufacturing facility in Pennsauken, New Jersey.  The Company has constructed a large freezer within this facility for warehousing and distribution purposes.  The warehouse has a utilization rate of 80-90% depending on product demand.  The Company also leases, through January 2022, 52,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey.  The facility is used by the Company to manufacture some of its products including funnel cake, pretzels, churros and cookies. The facility operates at about 75% of capacity.

The Company’s primary west coast manufacturing facility is located in Vernon (Los Angeles), California.  It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused.  Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes which was constructed in 1996.  The facility is leased through November 2030.  The Company leases an additional 80,000 square feet of office and warehouse space, adjacent to its manufacturing facility, through November 2030.  The manufacturing facility operates at approximately 50% of capacity.

The Company leases through June 2015 a 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 65% of capacity.

The Company leases through November 2017 a 25,000 square foot frozen juice treat and dessert manufacturing facility located in Norwalk (Los Angeles), California which operates at approximately 45% of capacity.

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

The Company leases a 19,200 square foot soft pretzel manufacturing facility located in Carrollton, Texas.  The lease runs through April 2016.  The facility operates at near capacity with an additional line to be added early in fiscal year 2012. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2016.

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania.  The lease runs through September 2013 with options to extend the term.  The facility operates at approximately 60% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet.  The buildings are leased through December 2015.  The manufacturing facility operates at approximately 45% of capacity.

The Company owns a 65,000 square foot fig and fruit bar manufacturing facility located on 9-1/2 acres in Moscow Mills (St. Louis), Missouri.  Upon completion of construction that is in progress and that we expect to be completed in the second fiscal quarter of 2012, the facility will increase to approximately 155,000 square feet.  The facility operates at about 60% of capacity.

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings.  The building is approximately 14,000 square feet and the lease runs through December 2013. The manufacturing facility operates at approximately 75% of capacity.

The Company owns an 84,000 square foot handheld products manufacturing facility in Holly Ridge, North Carolina, which operates at about 35% of capacity.

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon, which operates at about 25% of capacity.  The facility is leased through May 13, 2021.

The Company also leases approximately 136 warehouse and distribution facilities in 44 states, Mexico and Canada.

Item 3.	Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4.	[Removed and reserved]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.”  The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 25, 2010 and September 24, 2011.

Common Stock Market Price

			Dividend
	High	Low	Declared

Fiscal 2010
First quarter	$44.00	$35.19	$0.1075
Second quarter	44.90	36.80	0.1075
Third quarter	48.51	42.56	0.1075
Fourth quarter	45.22	37.00	0.1075

Fiscal 2011
First quarter	$49.88	$41.27	$0.1175
Second quarter	50.25	41.91	0.1175
Third quarter	53.44	45.55	0.1175
Fourth quarter	55.58	43.25	0.1175

As of November 25, 2011, there were about 7,950 beneficial shareholders.

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock. There remains 210,772 shares that can be purchased under a million share buyback authorization approved by the Company's Board of Directors in February 2008.

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000.

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

The selected financial data for the last five years was derived from our audited consolidated financial statements.  The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2009, 2010 and 2011.

	Fiscal year ended in September
	(In thousands except per share data)

	2011	2010	2009	2008	2007

Net Sales	$744,071	$696,703	$653,047	$629,359	$568,901
Net Earnings	$55,063	$48,409	$41,312	$27,908	$32,112
Total Assets	$550,816	$483,994	$439,827	$408,408	$380,288
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease
Obligations	$801	$863	$381	$474	$565
Stockholders' Equity	$432,388	$380,575	$342,844	$316,778	$295,582
Common Share Data
Earnings Per Diluted
Share	$2.93	$2.59	$2.21	$1.47	$1.69
Earnings Per Basic
Share	$2.95	$2.61	$2.23	$1.49	$1.72
Book Value Per Share	$23.09	$20.58	$18.51	$16.90	$15.80
Common Shares Outstanding
At Year End	18,727	18,491	18,526	18,748	18,702
Cash Dividends Declared
Per Common Share	$0.47	$0.43	$0.39	$0.37	$0.34

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, cash flow and valuation assumptions in performing asset impairment tests of long-lived assets, estimates of the value and useful lives of intangible assets and insurance reserves.

There are numerous critical assumptions that may influence accounting estimates in these and other areas.  We base our critical assumptions on historical experience, third-party data and various other estimates we believe to be reasonable. A description of the aforementioned policies follows:

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers.  Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract.  Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.  Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods.  For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets.  Additional uncertainty may occur as customers take deductions when they make payments to us.  This creates complexities because our customers do not always provide reasons for the deductions taken.  Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment.  We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects.  Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $12 million and $13 million at September 24, 2011 and September 25, 2010, respectively.

Accounts Receivable - We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s).  We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have approximately 10 customers with accounts receivable balances of between $1 million to $10 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed, could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $423,000, $493,000 and $492,000 for the fiscal years 2011, 2010 and 2009, respectively. At September 24, 2011 and September 25, 2010, our accounts receivables were $75,000,000 and $69,875,000 net of an allowance for doubtful accounts of $653,000 and $591,000.

Asset Impairment – We have two reporting units with goodwill totaling $70,070,000 as of September 24, 2011. Goodwill is not amortized but is evaluated annually by management for impairment.  Our impairment analysis for 2011 is a qualitative assessment in which we have considered historical net cash provided by operating activities and  purchases of property, plant and equipment, their relationship to the carrying value of goodwill, recent fair value calculations of our reporting units and our assessment of the likelihood, based on an assessment of what we know about our Company’s products and markets, costs and general economic conditions, that the relationship of cash flow to the carrying value of goodwill will change significantly in the foreseeable future. We have concluded that goodwill is not impaired.

Licenses and rights, customer relationships and non compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.  Long-lived assets, including fixed assets and amortizing intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Useful Lives of Intangible Assets - Most of our trade names which have carrying value have been assigned an indefinite life and are not amortized because we plan to receive the benefit from them indefinitely.  If we decide to curtail or eliminate the use of any of the trade names or if sales that are generated from any particular trade name do not support the carrying value of the trade name, then we would record an impairment or assign an estimated useful life and amortize over the remaining useful life.  Rights such as prepaid licenses and non compete agreements are amortized over contractual periods.  The useful lives of customer relationships are based on the discounted cash flows expected to be received from sales to the customers adjusted for an attrition rate.  The loss of a major customer or declining sales in general could create an impairment charge.

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,300 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 24, 2011 and September 25, 2010 was $1,427,000 and $1,106,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2011 and 2010 was $1,100,000 and $2,200,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $5,700,000 and $7,300,000 at September 24, 2011 and September 25, 2010, respectively.  We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0.  However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum.  For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.  In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At each of September 24, 2011 and September 25, 2010, we had outstanding letters of credit totaling $8,175,000.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2011 (52 weeks) Compared to Fiscal 2010 (52 weeks)

Net sales increased $47,368,000, or 7%, to $744,071,000 in fiscal 2011 from $696,703,000 in fiscal 2010.

Excluding sales from the acquisition of Parrot Ice in February 2010, California Churros in June 2010 and the frozen handheld business of ConAgra Foods in May 2011, sales increased 3% for the year.

We have three reportable segments, as disclosed in the accompanying notes to the consolidated financial statements: Food Service, Retail Supermarkets and Frozen Beverages.

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

FOOD SERVICE

Sales to food service customers increased $25,756,000 or 6%, to $463,562,000 in fiscal 2011. Excluding sales from the acquisition of California Churros and handheld sales, food service sales increased 2% for the year. Soft pretzel sales to the food service market increased 3% to $103,943,000 for the year aided by increased sales to restaurant chains in the fourth quarter. Frozen juice bar and ices sales increased $2,467,000 or 5%, to $49,740,000 for the year primarily as the result of higher sales to school food service accounts.  Churro sales to food service customers increased 31% to $41,583,000 in 2011.  Without sales from California Churros, churro sales for the year would have been up about 2%.  Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $9,190,000, or 5%, for the year due primarily to increased sales to private label customers and to school food service.  Biscuit and dumpling sales increased 4% to $34,774,000.  Sales of fig and fruit bars decreased 11% to $28,363,000 due primarily to lower sales across our customer base resulting from decreased demand.  Handheld sales to food service customers were $8,865,000 in 2011. Funnel cake and related funnel cake product sales decreased by $6,207,000 to $16,597,000 with sales to one customer down $9,570,000 or 75%. Sales of new products in the first twelve months since their introduction were approximately $12.5 million for the year. Price increases accounted for approximately $10.5 million of sales for the year and net volume increases, including new product sales as defined above and sales resulting from the acquisitions of California Churros and handheld sales, accounted for approximately $15.3 million of sales for the year. Operating income in our Food Service segment decreased from $50,220,000 in 2010 to $46,171,000 in 2011 primarily as a result of higher ingredients and packaging costs of about $16 million and increased freight and distribution costs caused by higher freight rates and the integration of the handhelds business, which were partially offset by the benefit of higher pricing.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $14,980,000 or 20% to $91,099,000 in fiscal year 2011.  Excluding handheld sales, sales increased 7% for the year.  Soft pretzel sales to retail supermarkets were $32,044,000 compared to $30,463,000 in 2010 on a unit volume increase of 2%.  Sales of frozen juices and ices increased $3,652,000 or 8% to $51,940,000 on a unit volume increase of 9%.  Coupon redemption costs, a reduction of sales, increased 13% or about $458,000 for the year.  Handheld sales to retail supermarket customers were $9,424,000 in 2011.  Sales of products in the first twelve months since their introduction were approximately $4.5 million in fiscal year 2011. Price increases accounted for approximately $3.1 million of sales for the year and net volume increases, including new product sales as defined above and handheld sales and net of decreased coupon costs, accounted for approximately $12.0 million of sales for the year. Operating income in our Retail Supermarkets segment increased from $11,281,000 in 2010 to $11,830,000 in 2011.  Operating income benefited by lower advertising expense of approximately $800,000 and higher volume and pricing, which was partially offset by higher product costs related to ingredient and packaging cost increases.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 4% to $189,410,000 in fiscal 2011. Beverage sales alone increased 4% to $133,372,000 for the year with a 31% increase in sales in Mexico accounting for over 50% of the increase.  Domestic gallon sales were flat in our base ICEE business. Service revenue increased 5% to $42,608,000 for the year with increases and decreases spread across our customer base.  Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, decreased from $11,964,000 in 2010 to $11,362,000 in 2011.  The estimated number of Company owned frozen beverage dispensers was 40,800 and 38,600 at September 24, 2011 and September 25, 2010, respectively.  Operating income in our Frozen Beverage segment increased from $15,661,000 in 2010 to $18,582,000 in 2011 as a result of increased volume as discussed above and controlled expenses.  Higher gasoline costs of approximately $1.4 million impacted the year’s operating income.

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

Gross profit as a percentage of sales decreased to 30.88% in 2011 from 32.69% in 2010.  Higher ingredient and packaging costs compared to last year of approximately $18 million and the mid single digit gross profit margin of handheld sales were primarily responsible for the decreased gross profit percentage.  Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of ingredient and packaging costs over the past eighteen months which we anticipate will result in higher costs over some portions of our fiscal year 2012.  The impact of these higher costs and increased costs in operational areas may result in lower net earnings in 2012 than in 2011.

Total operating expenses increased $2,543,000 to $153,191,000 in fiscal 2011 but as a percentage of sales decreased a full percentage point to 21% of sales.  Marketing expenses decreased .86 percentage points to 9% of sales because of reduced advertising of $800,000 in our retail supermarket segment and controlled spending elsewhere.  Distribution expenses increased .24 percentage points to 8% of sales due to higher fuel costs and freight rates.  Administrative expenses decreased .18 percentage points and were 3% of sales in both years. Other general expense of $524,000 this year compared to other general expense of $2,087,000 in 2010.  Included in other general expense in 2010 is $1.6 million for an unclaimed property assessment and $577,000 of acquisition costs. Included in other general expense in 2011 is $546,000 of acquisition costs.

Operating income decreased $579,000 or 1% to $76,583,000 in fiscal year 2011 as a result of the aforementioned items.

Gain on the bargain purchase of a business of $6,580,000 in the third quarter resulted from the fair value of the identifiable assets acquired in the handhelds acquisition exceeding the purchase price.

Investment income decreased by $73,000 to $1,041,000 due to the general decline in the level of interest rates.

The effective income tax rate decreased 3.51 percentage points to 35% from 38% last year.  Adjusting out the effect of the gain on bargain purchase of a business, the effective tax rate in 2011 is 37%.

Net earnings increased $6,654,000 or 14%, in fiscal 2011 to $55,063,000, or $2.93 per diluted share as a result of the aforementioned items.  Without the benefit of the gain on bargain purchase of a business, net earnings were $48,483,000 compared to $48,409,000 last year.

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

We have three reportable segments, as disclosed in the accompanying notes to the consolidated financial statements: Food Service, Retail Supermarkets and Frozen Beverages.

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

FOOD SERVICE

Sales to food service customers increased $18,796,000, or 4%, to $437,806,000 in fiscal 2010.  Excluding sales from the acquisition of California Churros, food service sales would have increased 4% for the year.  Sales of funnel cake fries to one customer accounted for over 67% of the food service sales increase.  Soft pretzel sales to the food service market increased 1% to $100,694,000 for the year. Frozen juice bar and ices sales decreased $2,999,000, or 6%, to $47,273,000 for the year primarily as the result of lower sales to one contract packing customer and to school food service accounts.  Churro sales to food service customers increased 8% to $31,732,000 in 2010.  Without sales from California Churros, churro sales for the year would have been down about ½ of one percent.  Sales of bakery products, excluding biscuit and dumpling sales and fruit and fig bar sales, increased $5,606,000, or 3%, for the year due primarily to increased sales to private label customers.  Biscuit and dumpling sales increased 1% to $33,326,000.  Sales of fig and fruit bars decreased 4% to $31,715,000 due primarily to lower sales to one customer who discontinued a particular product.  Funnel cake and related funnel cake product sales increased by $14,083,000 to $22,804,000 primarily due to the sales to one customer. Sales of new products in the first twelve months since their introduction were approximately $29 million in fiscal year 2010.  Net volume increases, including new product sales as defined above and sales resulting from the acquisition of California Churros, accounted for all but approximately $1,500,000 of the sales increases this year. Price increases accounted for the remaining $1,500,000.  Operating income in our Food Service segment increased from $44,960,000 in 2009 to $50,220,000 in 2010 primarily as a result of increased volume as discussed above and lower ingredients and packaging costs of about $2 million.

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

In May 2011, we acquired the frozen handheld business of ConAgra Foods.  This business had sales of approximately $50 million over the prior twelve months to food service and retail supermarket customers and sales of $18.3 million in our 2011 fiscal year from the acquisition date.  We do not expect this business to contribute operating income to the Company over the short term.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,060,000 in accumulated other comprehensive loss in 2011 and a decrease of $577,000 in 2010 and an increase of $1,428,000 in 2009.  In 2011, sales of the two subsidiaries were $18,025,000 as compared to $14,301,000 in 2010 and $11,658,000 in 2009.

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock. There remains 210,772 shares that can be purchased under a million share buyback authorization approved by the Company's Board of Directors in February 2008.

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000.

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000.  Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

In November 2011, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the prior facility at September 24, 2011 and September 25, 2010. The significant financial covenants are:

.	Tangible net worth must initially be more than $294 million.

.	Total funded indebtedness divided by earnings beforeinterest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 24, 2011.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2011 and 2010 was $1,100,000 and $2,200,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At each of September 24, 2011 and September 25, 2010, we had outstanding letters of credit totaling $8,175,000.

The following table presents our contractual cash flow commitments on long-term debt, operating leases, construction contracts and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)
		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt, including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	801	278	422	65	36
Purchase commitments	60,000	60,000	-	-	-
Construction Contracts	4,300	4,300	-	-	-
Operating leases	49,298	8,809	12,451	7,377	20,661
Total	$114,399	$73,387	$12,873	$7,442	$20,697

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2011 Compared to Fiscal 2010

Cash and cash equivalents and marketable securities held to maturity increased $38,539,000, or 33%, to $154,985,000 from a year ago for reasons described below.

Accounts receivables, net increased $5,125,000, or 7%, to $75,000,000 in 2011 due to primarily increased sales levels in our fourth quarter which resulted primarily from the handhelds acquisition.  Inventories increased $12,831,000 or 25% to $63,461,000 in 2011 due to higher unit costs of inventory and inventory of handhelds which accounted for over 60% of the increase.

Prepaid expenses and other decreased to $4,196,000 from $6,067,000 last year because of higher estimated federal income tax payments made in 2010 prior to the enactment of the law extending bonus depreciation.

Net property, plant and equipment increased $14,558,000 to $124,650,000 because purchases of fixed assets for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets, and because of the addition of $11,036,000 in fixed assets acquired in the handhelds acquisition.

Other intangible assets, less accumulated amortization decreased $3,279,000 to $52,005,000 due to intangible assets of $1,532,000 acquired in the handhelds acquisition net of amortization expense of $4,811,000.

Accounts payable and accrued liabilities increased $3,904,000 due to increased levels of business and higher purchase costs of ingredients and packaging.

Accrued compensation expense increased 5% to $12,859,000 due to an increase in our employee base and a general increase in the level of pay rates.

Deferred income tax liabilities increased by $10,649,000 to $41,050,000 which related primarily to amortization of goodwill and other intangible assets and depreciation of property, plant and equipment and deferred taxes of $4,137,000 resulting from the gain on bargain purchase of a business.

Other long-term liabilities at September 24, 2011 include $973,000 of gross unrecognized tax benefits which decreased from $1,249,000 a year ago due to reductions for tax positions of prior years.

Common stock increased $6,564,000 to $45,017,000 in 2011 because of increases totaling $6,564,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities increased $12,448,000 to $80,456,000 in 2011 primarily because of a decrease in prepaid expenses and other of $1,870,000 compared to an increase in prepaid expense and other of $4,101,000 in 2010, an increase of accounts receivable of $5,231,000 in 2011 compared to an increase of $8,629,000 in 2010 and an increase in deferred income taxes of $6,108,000 in 2011 compared to an increase of $3,219,000 in 2010.

Net cash used in investing activities increased $22,450,000 to $63,905,000 in 2011 from $41,455,000 in 2010 primarily because net purchases of marketable securities of $25,725,000 in 2011 compared to net proceeds from marketable securities of $16,866,000 in 2010.  This change of $42,591,000 was partially offset by lower spending of $16,379,000 and $4,407,000 on the purchase of companies and property, plant and equipment, respectively.

Net cash used in financing activities of $3,407,000 in 2011 compared to net cash used by financing activities of $12,609,000 in 2010.  The decrease was caused primarily by a decrease of $7,768,000 in payments to repurchase common stock.

In 2011, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment, purchases of companies, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash.  Although the balance of our long-term debt is $0 at September 24, 2011, we may borrow in the future depending on our needs.

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

Common stock decreased $3,324,000 to $38,453,000 in 2010 because increases totaling $4,444,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense were less than the repurchase of common stock of $7,768,000 by $3,324,000.

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

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders.  As of September 24, 2011, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 24, 2011, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 24, 2011, because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants OnAccounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 24, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.  There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 24, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 24, 2011, our internal control over financial reporting is effective.  There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 24, 2011.  Their report, dated December 6, 2011, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and CorporateGovernance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 8, 2012 (“2010 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2010 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 8, 2012 is incorporated herein by reference.

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

Information concerning executive compensation appearing in the Company’s 2011 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment.  All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 8, 2012 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	69	Chairman of the Board, President, Chief Executive Officer and Director

Dennis G. Moore	56	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Robert M. Radano	62	Senior Vice President, Sales and Chief Operating Officer

Dan Fachner	51	President of The ICEE Company Subsidiary

Gerard G. Law	37	Senior Vice President and Assistant to the President

Robert J. Pape	54	Senior Vice President, Sales

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

Gerard G. Law joined the Company in 1992.  He served in various manufacturing and sales management capacities prior to becoming Senior Vice President, Western Operations in 2009.  He was named to his present position in 2011 in which he has responsibility for marketing, research and development and overseeing a number of the manufacturing facilities of J & J.

Robert J. Pape joined the Company in 1998.  He served in various sales and sales management capacities prior to becoming Senior Vice President, Sales in 2010.

Item 12.	Security Ownership Of Certain Beneficial Owners AndManagement And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 24, 2011.

	( a )	( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )

Equity compensation plans approved by security holders	559,287	$37.55	1,054,000

Equity compensation plans not approved by security holders	-	-	-

Total	559,287	$37.55	1,054,000

Column C includes 473,000 from a stock option plan that has been replaced subsequent to September 24, 2011.  That plan has been replaced by a plan, subject to shareholder approval in February 2012, that has 800,000 shares available for future issuance as of the date of this Form 10-K.

Item 13.	Certain Relationships And Related Transactions, andDirector Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

(1)         Financial Statements

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements and Financial Statements Schedule on page F-1.

(2)         Financial Statement Schedule – Page S-1

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or because the information required is contained in the financial statements or notes thereto.

(b)           Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990 (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990).

3.2**	Revised Bylaws adopted November 19, 2007.

4.3
Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

4.4**	First Amendment and Modification to Amended and Restated Loan Agreement.

10.2*	J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 19, 2002).

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

10.15
Amendment No. 2 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility (Incorporated by reference from the Company's Form 10-K dated December 6, 2010).

10.16
Amendment to Lease dated January 1, 1996 between Country Home Bakers, LLC and Borck Associates Limited Partnership for the lease of the Atlanta, GA facility (Incorporated by reference from the Company's Form 10-k dated December 6, 2011).

14.1	Code of Ethics Pursuant to Section 406 of theSarbanes-Oxley Act of 2002(Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 24, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Statements of Earnings,
(ii)	Consolidated Balance Sheets
(iii)	Consolidated Statements of Cash Flows and
(iv)	Consolidated Statement of Changes in Stockholders' Equity

*	Compensatory Plan
**	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

December 6, 2011	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gerald B. Shreiber
December 6, 2011	Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Dennis G. Moore
December 6, 2011	Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)

/s/ Sidney R. Brown
December 6, 2011	Sidney R. Brown, Director

/s/ Peter G. Stanley
December 6, 2011	Peter G. Stanley, Director

/s/ Leonard M. Lodish
December 6, 2011	Leonard M. Lodish, Director

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and Subsidiaries as of September 24, 2011 and September 25, 2010, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 24, 2011 (52 weeks, 52 weeks, and 52 weeks, respectively).  Our audits of the basic consolidated financial statements included the financial statement schedule, listed in the index appearing under Item 15. We have also audited J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  J&J Snack Foods Corp. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J&J Snack Foods Corp. and Subsidiaries as of September 24, 2011 and September 25, 2010, and the consolidated results of its operations and its consolidated cash flows for each of the three fiscal years in the period ended September 24, 2011 (52 weeks, 52 weeks, and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. In our opinion, J&J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control-Integrated Framework, issued by COSO.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
December 6, 2011

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 24,	September 25,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$87,479	$74,665
Marketable securities held to maturity	25,506	15,481
Accounts receivable, net	75,000	69,875
Inventories, net	63,461	50,630
Prepaid expenses and other	4,196	6,067
Deferred income taxes	4,208	3,813
Total current assets	259,850	220,531

Property, plant and equipment, at cost	446,856	414,403
Less accumulated depreciation and amortization	322,206	304,311
	124,650	110,092

Other assets
Goodwill	70,070	70,070
Other intangible assets, net	52,005	55,284
Marketable securities held to maturity	42,000	26,300
Other	2,241	1,717
	166,316	153,371
	$550,816	$483,994

Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$278	$244
Accounts payable	55,918	52,338
Accrued liabilities	4,593	4,269
Accrued compensation expense	12,859	12,244
Dividends payable	2,200	1,986
Total current liabilities	75,848	71,081

Long-term obligations under capital leases	523	619
Deferred income taxes	41,050	30,401
Other long-term liabilities	1,007	1,318

Stockholders' Equity

Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,727,000 and 18,491,000 respectively	45,017	38,453
Accumulated other comprehensive loss	(3,914)	(2,854)
Retained Earnings	391,285	344,976
	432,388	380,575
	$550,816	$483,994

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

		Fiscal year ended

	September 24,	September 25,	September 26,
	2011	2010	2009
	(52 weeks)	(52 weeks)	(52 weeks)

Net Sales	$744,071	$696,703	$653,047
Cost of goods sold (1)	514,297	468,923	444,203
Gross Profit	229,774	227,780	208,844

Operating expenses
Marketing (2)	70,637	72,103	69,493
Distribution (3)	57,462	52,146	49,705
Administrative (4)	24,568	24,282	22,713
Other general expense (income)	524	2,087	(5)
	153,191	150,618	141,906
Operating Income	76,583	77,162	66,938

Other income (expenses)
Gain on bargain purchase of a business	6,580	-	-
Investment income	1,041	1,114	1,386
Interest expense & other	(138)	(179)	(115)

Earnings before income taxes	84,066	78,097	68,209

Income taxes	29,003	29,688	26,897

NET EARNINGS	$55,063	$48,409	$41,312

Earnings per diluted share	$2.93	$2.59	$2.21

Weighted average number of diluted shares	18,789	18,703	18,713

Earnings per basic share	$2.95	$2.61	$2.23

Weighted average number of basic shares	18,672	18,528	18,516

(1)	Includes share-based compensation expense of $157 for the year ended September 24, 2011, $182 for the year ended September 25, 2010, and $211 for the year ended September 26, 2009.

(2)	Includes share-based compensation expense of $347 for the year ended September 24, 2011, $448 for the year ended September 25, 2010, and $729 for the year ended September 26, 2009.

(3)	Includes share-based compensation expense of $18 for the year ended September 24, 2011, $21 for the year ended September 25, 2010, and $21 for the year ended September 26, 2009.

(4)	Includes share-based compensation expense of $396 for the year ended September 24, 2011, $597 for the year ended September 25, 2010, and $755 for the year ended September 26, 2009.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained		Comprehensive
	Shares	Amount	Loss	Earnings	Total	Income

Balance at September 28, 2008	18,748	$48,415	$(2,003)	$270,366	$316,778
Issuance of common stock upon exercise of stock options	198	3,284	-	-	3,284
Issuance of common stock for employee stock purchase plan	26	687	-	-	687
Foreign currency translation adjustment	-	-	(1,428)	-	(1,428)	$(1,428)
Issuance of common stock under deferred stock plan	5	368	-	-	368
Dividends declared	-	-	-	(7,180)	(7,180)
Share-based compensation	-	1,533	-	-	1,533
Repurchase of common stock	(451)	(12,510)	-	-	(12,510)
Net earnings	-	-	-	41,312	41,312	41,312
Comprehensive income	-	-	-	-	-	$39,884

Balance at September 26, 2009	18,526	$41,777	$(3,431)	$304,498	$342,844
Issuance of common stock upon exercise of stock options	142	2,325	-	-	2,325
Issuance of common stock for employee stock purchase plan	22	726	-	-	726
Foreign currency translation adjustment	-	-	577	-	577	$577
Issuance of common stock under deferred stock plan	5	280	-	-	280
Dividends declared	-	-	-	(7,931)	(7,931)
Share-based compensation	-	1,113	-	-	1,113
Repurchase of common stock	(204)	(7,768)	-	-	(7,768)
Net earnings	-	-	-	48,409	48,409	48,409
Comprehensive income	-	-	-	-	-	$48,986

Balance at September 25, 2010	18,491	$38,453	$(2,854)	$344,976	$380,575
Issuance of common stock upon exercise of stock options	214	4,608	-	-	4,608
Issuance of common stock for employee stock purchase plan	20	769	-	-	769
Foreign currency translation adjustment	-	-	(1,060)	-	(1,060)	$(1,060)
Issuance of common stock to directors	2	75	-	-	75
Dividends declared			-	(8,754)	(8,754)
Share-based compensation		1,112	-	-	1,112
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	55,063	55,063	55,063
Comprehensive income	-	-	-	-	-	$54,003

Balance at September 24, 2011	18,727	$45,017	$(3,914)	$391,285	$432,388

The accompanying notes are an integral part of this statement.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Fiscal Year Ended

	September 24,	September 25,	September 26,
	2011	2010	2009
	(52 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$55,063	$48,409	$41,312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	25,046	24,498	22,663
Amortization of intangibles and deferred costs	5,188	5,354	5,090
Losses(gains) from disposals and impairment of property & equipment	52	(14)	(31)
Share-based compensation	918	1,248	1,716
Gain on bargain purchase of a business	(6,580)	-	-
Deferred income taxes	6,108	3,219	3,839
Changes in assets and liabilities net of effects from purchase of companies:
(Increase)decrease in accounts receivable	(5,231)	(8,629)	1,144
(Increase)decrease in inventories	(6,262)	(4,422)	2,993
Decrease(increase) in prepaid expenses and other	1,870	(4,101)	37
Increase in accounts payable and accrued liabilities	4,284	2,446	1,870
Net cash provided by operating activities	80,456	68,008	80,633
Investing activities:
Payments for purchases of companies, net of cash acquired	(8,806)	(25,185)	-
Purchases of property, plant and equipment	(29,124)	(33,531)	(27,190)
Purchases of marketable securities	(63,293)	(50,496)	(66,380)
Proceeds from redemption and sales of marketable securities	37,568	67,362	10,204
Proceeds from redemption and sales of auction market preferred stock	-	-	35,200
Proceeds from disposal of property and equipment	394	407	326
Other	(644)	(12)	15
Net cash used in investing activities	(63,905)	(41,455)	(47,825)
Financing activities:
Payments to repurchase common stock	-	(7,768)	(12,510)
Proceeds from issuance of common stock	5,377	3,051	3,971
Payments on capitalized lease obligations	(244)	(143)	(93)
Payment of cash dividend	(8,540)	(7,749)	(7,108)
Net cash used in financing activities	(3,407)	(12,609)	(15,740)
Effect of exchange rate on cash and cash equivalents	(330)	378	(990)
Net increase in cash and cash equivalents	12,814	14,322	16,078
Cash and cash equivalents at beginning of year	74,665	60,343	44,265
Cash and cash equivalents at end of year	$87,479	$74,665	$60,343

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses.  The cost of shipping products to the customer classified as Distribution expenses was $57,462,000, $52,146,000 and $49,705,000 for the fiscal years ended 2011, 2010 and 2009, respectively.

During the years ended September 24, 2011, September 25, 2010 and September 26, 2009, we sold $18,711,000, $16,185,000 and $16,745,000, respectively, of repair and maintenance service contracts related to frozen beverage machines. At September 24, 2011 and September 25, 2010, deferred income on repair and maintenance service contracts was $1,383,000 and $1,416,000, respectively, of which $34,000 and $67,000 is included in other long-term liabilities as of September 24, 2011 and September 25, 2010, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet.  Repair and maintenance service contract income of $18,744,000, $16,192,000 and $16,451,000 was recognized for the fiscal years ended 2011, 2010 and 2009, respectively.

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

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We have several large customers that account for a significant portion of our sales.   Our top ten customers accounted for    43%, 42% and 43% of our sales during fiscal years 2011, 2010 and 2009, respectively, with our largest customer accounting for 8% of our sales in 2011, 8% in 2010 and 9% in 2009. Three of the ten customers are food distributors who sell our product to many end users.

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

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used.  At September 24, 2011 and September 25, 2010, our reserve for inventory was $4,615,000 and $4,189,000, respectively.

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

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.

Long-lived assets, including fixed assets and amortizing intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

As of September 24, 2011 and September 25, 2010, the total amount of gross unrecognized tax benefits is $973,000 and $1,249,000, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  The Company had $335,000 and $429,000 of accrued interest and penalties as of September 24, 2011 and September 25, 2010, respectively.  We recognized $8,000 and $7,000 of penalties and interest in the years ended September 24, 2011 and September 25, 2010, respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at September 25, 2010	$1,249
Additions based on tax positions related to the current year	110
Reductions for tax positions of prior years	(386)
Settlements	-
Balance at September 24, 2011	$973

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax.  Virtually all the returns noted above are open for examination for three to four years.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 24, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$55,063	18,672	$2.95

Effect of Dilutive Securities
Options	-	117	$(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$55,063	18,789	$2.93

143,515 anti-dilutive shares have been excluded in the computation of 2011 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 25, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$48,409	18,528	$2.61

Effect of Dilutive Securities
Options	-	175	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$48,409	18,703	$2.59

110,910 anti-dilutive shares have been excluded in the computation of 2010 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal Year Ended September 26, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Earnings Per Basic Share
Net Income available to common stockholders	$41,312	18,516	$2.23

Effect of Dilutive Securities
Options	-	197	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$41,312	18,713	$2.21

114,236 anti-dilutive shares have been excluded in the computation of 2009 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

13. Accounting for Stock-Based Compensation

At September 24, 2011, the Company has three stock-based employee compensation plans.  Share-based compensation was recognized as follows:

	Fiscal year ended
	September 24,	September 25,	September 26,
	2011	2010	2009
	(in thousands, except per share amounts)

Stock options	$288	$592	$508
Stock purchase plan	203	184	237
Deferred stock issued to outside directors	46	138	138
Restricted stock issued to an employee	-	28	87
	$537	$942	$970

Per diluted share	$0.03	$0.05	$0.05

The above compensation is net of tax benefits	$381	$306	$746

At September 24, 2011, the Company has unrecognized compensation expense of approximately $2.4 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2011, 2010 and 2009: expected volatility of 28.6% for fiscal year 2011, 29.0% for fiscal year 2010 and 23.3% for year 2009: weighted average risk-free interest rates of 1.56%, 2.21% and 2.70%; dividend rate of .9%, 1.2% and 1.2% and expected lives ranging between 5 and 10 years for all years.  An expected forfeiture rate of 13% was used for fiscal years 2011 and 2010 and 15% was used for 2009.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

14. Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $1,919,000, $2,751,000 and $2,267,000 for the fiscal years 2011, 2010 and 2009, respectively.

15. Commodity Price Risk Management

Our most significant raw material requirements include flour, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 24, 2011, we have approximately $60 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.  Our policy is to recognize estimated losses on purchase commitments when they occur.  At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16. Research and Development Costs

Research and development costs are expensed as incurred.  Total research and development expense was $941,000, $866,000 and $761,000 for the fiscal years 2011, 2010 and 2009, respectively.

17. Recent Accounting Pronouncements

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

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2011, the FASB issued guidance to simplify the current two-step goodwill impairment test. This guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the current two-step goodwill impairment test; otherwise, no further impairment test would be required. Entities are permitted to make the election to perform the qualitative assessment on a period-by-period basis. Under the new guidance, an entity applying the qualitative assessment must (1) consider the totality of the relevant factors (existing events or circumstances) and (2) weigh those factors according to their effect on the difference between a reporting unit’s fair value and its carrying amount. In addition to the factors described in the amended guidance, an entity must also consider other positive and mitigating events and circumstances that might impact its qualitative assessment. Also under the amended guidance, an entity is no longer permitted to carry forward the calculation of a reporting unit’s fair value from a prior year when performing step one of the goodwill impairment test. The amended guidance further clarifies that the requirements to disclose certain quantitative information about significant unobservable inputs used in a Level 3 fair value measurement do not apply to measurements related to accounting and reporting for goodwill after its initial recognition in a business combination. The amended guidance requires entities that perform the qualitative assessment to consider the difference between the fair value and the carrying amount from a recent fair value calculation of a reporting unit, if available, as a factor in determining whether the reporting unit’s fair value more likely than not exceeds its carrying amount. The amended guidance is effective prospectively for annual and interim goodwill impairment tests performed for our fiscal year 2013. We are permitted to apply, and have applied, the amended guidance for our annual impairment tests for our 2011 year.  The adoption of this guidance had no effect on our consolidated financial statements.

18. Reclassifications

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

NOTE B – ACQUISITIONS

On January 9, 2007 we acquired the assets of Hom/Ade Foods, Inc., a manufacturer and distributor of biscuits and dumplings sold under the MARY B’S and private label store brands to the supermarket industry.  Hom/Ade is headquartered in Pensacola, Florida.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS (Continued)

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

Acquisition costs of $184,000 for these acquisitions are included in administrative and other general expense for the year ended September 25, 2010.

In May 2011, we acquired the frozen handheld business of ConAgra Foods.  This business had sales of approximately $50 million over the prior twelve months to food service and retail supermarket customers and sales of $18.3 million in our 2011 fiscal year from the acquisition date.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS (Continued)

The purchase price allocation for the handhelds acquisition is as follows:

(in thousands)

Working Capital	$6,955
Property, plant & equipment	11,036
Trade Names	1,325
Customer Relationships	207
Deferred tax liability	(4,137)

Net Assets Acquired	15,386

Purchase Price	8,806

Gain on bargain purchase	$6,580

The purchase price allocation resulted in the recognition of a gain on bargain purchase of approximately $6,580,000 which is included in other income in the consolidated statement of earnings for the year ended September 24, 2011.  The gain on bargain purchase resulted from the fair value of the identifiable net assets acquired exceeding the purchase price.

Acquisition costs of $546,000 for the handhelds acquisition are included in other general expense in the consolidated statements of earnings for the year ended September 24, 2011.

The goodwill and intangible assets acquired in the business combinations are recorded at fair value.  To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input).

NOTE C – INVESTMENT SECURITIES

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

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – INVESTMENT SECURITIES (Continued)

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 24, 2011 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
US Government Agency Debt	$42,000	$52	$62	$41,990
FDIC Backed Corporate Debt	8,015	18	-	8,033
Certificates of Deposit	17,491	1	-	17,492
	$67,506	$71	$62	$67,515

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 25, 2010 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
US Government Agency Debt	$8,000	$53	$-	$8,053
FDIC Backed Corporate Debt	13,107	144	-	13,251
Certificates of Deposit	20,674	5		20,679
	$41,781	$202	$-	$41,983

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 24, 2011 and September 25, 2010 are summarized as follows:

	September 24, 2011		September 25, 2010
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$25,506	$25,525	$15,481	$15,501
Due after one year through five years	6,000	6,014	26,300	26,482
Due after five years through ten years	36,000	35,976	-	-
Total held to maturity securities	$67,506	$67,515	$41,781	$41,983
Less current portion	25,506	25,525	15,481	15,501
Long term held to maturity securities	$42,000	$41,990	$26,300	$26,482

Proceeds from the sale and redemption of marketable securities were $37,568,000, $67,362,000 and $10,204,000 in the years ended September 24, 2011, September 25, 2010 and September 26, 2009, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INVENTORIES

Inventories consist of the following:

	September 24,	September 25,
	2011	2010
	(in thousands)
Finished goods	$28,770	$22,171
Raw materials	13,160	8,702
Packaging materials	5,791	4,727
Equipment parts and other	15,740	15,030
	$63,461	$50,630

Inventory is presented net of an allowance for obsolescence of $4,615,000 and $4,189,000 as of fiscal year ends 2011 and 2010, respectively.

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 24,	September 25,	Estimated
	2011	2010	Useful Lives
	(in thousands)

Land	$2,496	$2,016	-
Buildings	15,766	13,266	15-39.5 years
Plant machinery and equipment	158,408	144,697	5-20 years
Marketing equipment	223,490	214,545	5-7 years
Transportation equipment	4,264	3,785	5 years
Office equipment	13,650	12,690	3-5 years
Improvements	21,054	19,590	5-20 years
Construction in Progress	7,728	3,814	-
	$446,856	$414,403

Depreciation expense was $25,046,000, $24,498,000 and $22,663,000 for fiscal years 2011, 2010 and 2009, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 24, 2011		September 25, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,204	$-

Amortized intangible assets
Non compete agreements	470	425	470	351
Customer relationships	40,024	18,993	40,024	15,160
License and rights	3,606	2,425	3,606	2,287
	$56,980	$21,843	$56,304	$17,798

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$3,380	$-	$2,731	$-

Amortized Intangible Assets
Customer relationships	207	8	-	-
	$3,587	$8	$2,731	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	189	198	165
Customer relationships	6,478	3,540	6,478	2,876
Licenses and rights	1,601	574	1,601	504
	$17,592	$4,303	$17,592	$3,545

CONSOLIDATED	$78,159	$26,154	$76,627	$21,343

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

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOODWILL AND INTANGIBLE ASSETS (Continued)

Licenses and rights, customer relationships and non compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Intangible assets of $10,796,000 were acquired in the food service segment in the California Churros acquisition in fiscal year 2010.

Intangible assets of $676,000 and $856,000 were acquired in the food service and retail supermarket segments, respectively, in the handhelds acquisition in fiscal year 2011.

Aggregate amortization expense of intangible assets for the fiscal years 2011, 2010 and 2009 was $4,811,000, $4,687,000 and $4,508,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2012, $4,400,000 in 2013 and 2014, $4,300,000 in 2015 and $4,100,000 in 2016.  The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total
	(in thousands)

Balance at September 24, 2011	$34,130	$-	$35,940	$70,070

Balance at September 25, 2010	$34,130	$-	$35,940	$70,070

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually by management for impairment.  Our impairment analysis for 2011 is a qualitative assessment in which we have considered historical net cash provided by operating activities and  purchases of property , plant and equipment, their relationship to the carrying value of goodwill, recent fair value calculations of our reporting units and our assessment of the likelihood, based on an assessment of what we know about our Company’s products and markets, costs and general economic conditions, that the relationship of cash flow to the carrying value of goodwill will change significantly in the foreseeable future. Our impairment analysis for 2010 and 2009 was based on a combination of the income approach, which estimates the fair value discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon our stock market multiples.  There were no impairment charges in 2011, 2010 or 2009.

Goodwill of $9,756,000 was acquired in the food service segment in the California Churros acquisition in fiscal year 2010.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – LONG-TERM DEBT

In November 2011, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016, with the availability of repayments without penalty.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.  As of September 24, 2011 and September 25, 2010, there were no outstanding balances under the prior facility.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 24,	September 25,
	2011	2010
	(in thousands)
Capital lease obligations, with interest at 7.6%, payable in monthly installments of $3,162, through November 2017	$182	$-

Capital lease obligations, with interest at 5.8%, payable in monthly installments of $14,625, through May 2014	432	578

Capital lease obligations, with interest at 2.6%, payable in monthly installments in $8,700, through August 2013	187	285
	801	863
Less current portion	278	244
	$523	$619

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 24,	September 25,	September 26,
	2011	2010	2009
	(in thousands)
Current
U.S. Federal	$17,065	$21,020	$18,574
Foreign	950	970	706
State	4,871	4,484	3,744
	22,886	26,474	23,024

Deferred
U.S. Federal	$3,988	$2,692	$3,106
Foreign	409	(48)	109
State	1,720	570	658
	6,117	3,214	3,873
	$29,003	$29,688	$26,897

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I – INCOME TAXES (Continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 24,	September 25,	September 26,
	2011	2010	2009
	(in thousands)
Income taxes at statutory rates	$29,423	$27,334	$23,873
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	3,279	3,403	2,958
Domestic production activities deduction	(1,500)	(850)	(400)
Gain on bargain purchase	(2,303)	-	-
Other, net	104	(199)	466
	$29,003	$29,688	$26,897

Deferred tax assets and liabilities consist of the following:

	September 24,	September 25,
	2011	2010
	(in thousands)
Deferred tax assets
Vacation accrual	$1,390	$1,334
Insurance accrual	2,591	3,098
Deferred income	34	60
Allowances	2,074	1,881
Inventory capitalization	653	573
Share-based compensation	1,301	1,209
Unclaimed Property	632	-
Other, net	19	56
	8,694	8,211
Deferred tax liabilities
Amortization of goodwill and other intangible assets	17,418	14,885
Depreciation of property and equipment	28,090	19,907
Other, net	28	7
	45,536	34,799
	$36,842	$26,588

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - COMMITMENTS

1.  Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 24, 2011:

	Plants and
	Offices	Equipment	Total
	(in thousands)
2012	$5,390	$3,419	$8,809
2013	4,811	2,010	6,821
2014	4,407	1,223	5,630
2015	3,971	415	4,386
2016	2,911	80	2,991
2017 and thereafter	20,626	35	20,661
	$42,116	$7,182	$49,298

Total rent expense was $14,816,000, $13,099,000 and $12,856,000 for fiscal years 2011, 2010 and 2009, respectively.

2.  Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims.  Accruals for claims under our self-insurance program are recorded on a claims incurred basis.  Our total recorded liability for all years’ claims incurred but not yet paid was $5,700,000 and $7,300,000 at September 24, 2011 and September 25, 2010, respectively.  In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers.  At each of September 24, 2011 and September 25, 2010, we had outstanding letters of credit totaling $8,175,000.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock. There remains 210,772 shares that can be purchased under a million share buyback authorization approved by the Company's Board of Directors in February 2008.

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000.

In our fiscal year ended September 26, 2009, we purchased and retired 450,597 shares of our common stock at a cost of $12,510,000.  Of the shares purchased and retired in 2009, 400,000 shares were purchased at the purchase price of $27.90 per share from Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director of the Company.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – STOCK OPTIONS

We have, subject to shareholder approval in February 2012, a Stock Option Plan (the “Plan”).  Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified.  The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant.  The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant.  There are 800,000 shares reserved under the Plan under which no options have yet to been issued. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods.  The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period.  In fiscal years 2011, 2010 and 2009 employees purchased 19,708, 22,143 and 25,803 shares at average purchase prices of $39.04, $32.70 and $26.63, respectively.  ESPP expense of $203,000, $184,000 and, $237,000 was recognized for fiscal years 2011, 2010 and 2009, respectively.

A summary of the status of our stock option plans as of fiscal years 2011, 2010 and 2009 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 28, 2008	613,832	$24.29	397,354	$18.00
Granted	4,500	32.13	-	-
Exercised	(169,388)	18.73	(71,000)	10.70
Cancelled	(20,000)	26.79	(20,000)	20.02

Balance, September 26, 2009	428,944	26.45	306,354	19.55
Granted	101,330	36.77	20,000	41.75
Exercised	(92,760)	16.40	(72,354)	10.12
Cancelled	(19,505)	33.47	(10,000)	38.81

Balance, September 25, 2010	418,009	30.86	244,000	23.38
Granted	101,200	50.93	45,315	49.57
Exercised	(186,039)	23.52	(62,000)	10.30
Cancelled	(10,050)	36.77	-	-

Balance, September 24, 2011	323,120	$41.18	227,315	$32.17
Exercisable Options
September 24, 2011	126,436		142,000

The weighted-average fair value of incentive options granted during fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009 was $12.52, $9.12 and $7.13, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 24, 2011 and September 25, 2010 was $14.95 and $17.33, respectively.  There were no non-qualified options granted during the fiscal year ended September 26, 2009.  The total intrinsic value of stock options exercised was $7.0 million, $5.1 million and $5.4 million in fiscal years 2011, 2010 and 2009, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – STOCK OPTIONS (Continued)

The total cash received from these option exercises was $3.4 million, $1.2 million and $2.3 million in fiscal years 2011, 2010 and 2009, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.2 million, $1.2 million and $ 1.0 million in fiscal years 2011, 2010 and 2009, respectively.

The following table summarizes information about incentive stock options outstanding at September 24, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September 24,	Contractual	Exercise	September 24,	Exercise
Exercise Prices	2011	Life	Price	2011	Price
$27.45-$41.16	166,170	2.3 years	$35.15	69,936	$33.25
$41.50-$51.14	156,950	3.2 years	$47.57	56,500	$41.60

	323,120			126,436

The following table summarizes information about nonqualified stock options outstanding at September 24, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September 24,	Contractual	Exercise	September 24,	Exercise
Exercise Prices	2011	Life	Price	2011	Price
$19.77-$20.43	82,000	1.2 years	$19.93	82,000	$19.93
$29.78-$41.75	100,000	6.2 years	$34.32	60,000	$31.90
$47.59-$51.14	45,315	7.1 years	$49.57	-	$-
	227,315			142,000

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees.  Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions.  Contributions of $1,480,000,    $1,436,000 and $1,354,000 were made in fiscal years 2011, 2010 and 2009, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 24,	September 25,	September 26,
	2011	2010	2009
	(in thousands)
Cash paid for:
Interest	$36	$76	$14
Income taxes	19,594	31,379	21,345

Non cash items:
Capital leases	$182	$625	$-

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O – SEGMENT REPORTING

We principally sell our products to the food service and retail supermarket industries.  Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements.  We maintain separate and discrete financial information for the three operating segments mentioned above which is available to our Chief Operating Decision Makers.  We have applied no aggregate criteria to any of these operating segments in order to determine reportable segments. Our three reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.  The Restaurant Group, operator of two BAVARIAN PRETZEL BAKERY retail stores with sales of $633,000 in the year ended September 24, 2011, has been included in Food Service because it no longer meets the quantitative thresholds under the guidance for reportable segments to be shown separately. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income. These segments are described below.

Food Service

The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros, dough enrobed handheld products and baked goods.  Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions.  Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, ICEE Squeeze-Up Tubes, dough enrobed handheld products including PATIO burritos, TIO PEPE’S Churros and CALIFORNIA CHURROS.  Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada.  We also provide repair and maintenance service to customers for customers’ owned equipment.

The Chief Operating Decision Maker for Food Service and Retail Supermarkets the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  Sales is considered to be the one and only key variable monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.  Information regarding the operations in these three reportable segments is as follows:

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - SEGMENT REPORTING (Continued)

	Fiscal year ended
	September 24,	September 25,	September 26,
	2011	2010	2009
		(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$103,943	$100,694	$99,471
Frozen juices and ices	49,740	47,273	50,272
Churros	41,583	31,732	29,404
Handhelds	8,865	-	-
Bakery	241,288	234,032	229,371
Other	18,143	24,075	10,492
	$463,562	$437,806	$419,010

Retail Supermarket
Soft pretzels	$32,044	$30,463	$30,506
Frozen juices and ices	51,940	48,288	37,819
Handhelds	9,424	-	-
Coupon redemption	(3,857)	(3,399)	(3,753)
Other	1,548	767	586
	$91,099	$76,119	$65,158

Frozen Beverages
Beverages	$133,372	$128,125	$112,983
Repair and maintenance service	42,608	40,410	42,013
Machines sales	11,362	11,964	11,729
Other	2,068	2,279	2,154
	$189,410	$182,778	$168,879

Consolidated Sales	$744,071	$696,703	$653,047

Depreciation and Amortization:
Food Service	$16,994	$17,252	$16,563
Retail Supermarket	-	-	-
Frozen Beverages	13,240	12,600	11,190
	$30,234	$29,852	$27,753

Operating Income:
Food Service	$46,171	$50,220	$44,960
Retail Supermarket	11,830	11,281	7,442
Frozen Beverages	18,582	15,661	14,536
	$76,583	$77,162	$66,938

Capital Expenditures:
Food Service	$14,905	$18,392	$14,979
Retail Supermarket	-	-	-
Frozen Beverages	14,219	15,139	12,211
	$29,124	$33,531	$27,190

Assets:
Food Service	$405,927	$341,285	$307,814
Retail Supermarket	3,579	2,731	2,731
Frozen Beverages	141,310	139,978	129,282
	$550,816	$483,994	$439,827

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 24, 2011
				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$155,632	$46,101	$7,094	$0.38
2nd Quarter	162,731	49,022	8,659	0.46
3rd Quarter	206,328	67,541	23,326	1.24
4th Quarter	219,380	67,110	15,984	0.85
Total	$744,071	$229,774	$55,063	$2.93

	Fiscal Year Ended September 25, 2010
				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$149,102	$46,019	$7,091	$0.38
2nd Quarter	157,361	49,797	9,000	0.48
3rd Quarter	189,729	65,031	15,861	0.85
4th Quarter	200,511	66,933	16,457	0.88
Total	$696,703	$227,780	$48,409	$2.59

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

J & J SNACK FOODS CORP. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2011	Allowance for doubtful accounts	$591,000	$423,000	$361,000	(1)	$653,000

2010	Allowance for doubtful accounts	$623,000	$493,000	$525,000	(1)	$591,000

2009	Allowance for doubtful accounts	$926,000	$492,000	$795,000	(1)	$623,000

2011	Inventory Reserve	$4,189,000	$1,931,000	$1,505,000	(2)	$4,615,000

2010	Inventory Reserve	$4,209,000	$1,509,000	$1,529,000	(2)	$4,189,000

2009	Inventory Reserve	$3,817,000	$2,036,000	$1,644,000	(2)	$4,209,000

(1) Write-off of uncollectible accounts receivable.
(2) Disposals of obsolete inventory.

S-1

CORPORATE INFORMATION

OFFICERS

Robert M. Radano
Senior Vice President and
Chief Operating Officer

John Griffith
Vice President, Information Systems

Harry Fronjian
Vice President, Human Resources

Gerard Law
Senior Vice President,
Assistant to the President

Robert J. Pape
Senior Vice President, Sales

Melinda Champion
Vice President, Marketing

Paul Kennedy
Vice President, Safety

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales - Food Service

Robyn Shreiber
Vice President, National Account Sales

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Vice Chairman of the Board
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

Dan Fachner
President

Kent Galloway
Vice President and Chief Financial Officer

Scott Carter
Vice President, Operations

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O' Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Greg Lowery
President

---

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2011	HIGH	LOW
1st Quarter	$49.88	$41.27
2nd Quarter	50.25	41.91
3rd Quarter	53.44	45.55
4th Quarter	55.58	43.25
FISCAL 2010	HIGH	LOW
1st Quarter	$44.00	$35.19
2nd Quarter	44.90	36.80
3rd Quarter	48.51	42.56
4th Quarter	45.22	37.00

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, LLP
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

Wednesday, February 8, 2012
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

J&J SNACK FOODS CORP.

ICEE

SUPERPRETZEL SOFT PRETZELS

LUIGI'S

THE Funnel Cake FACTORY

California CHURROS

Minute Maid JUICE BARS

DOGSTERS

WholeFruit

Mrs. GoodCookie

Country Home BAKERS

HOLLY RIDGE BAKERY

Hand Fulls STUFFED SANDWICHES

PATIO

Pretzel Fillers Stuffed soft pretzels

TIO PEPE'S CHURROS

SLUSH PUPPIE

Bavarian BAKERY

BAKERS BEST

Mary B's Biscuits

Daddy Ray's

READI-BAKE

UPTOWN BAKERIES

Gourmet Twists topped soft pretzels

TEXAS TWIST

www.jjsnack.com