Form 10-Q
period 2011-12-24
J&J SNACK FOODS CORP
filed 2012-01-23
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 24, 2011

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

As of January 16, 2012, there were 18,789,514 shares of the Registrant’s Common Stock outstanding.

I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	December 24,	September 24,
	2011	2011
	(Unaudited)
Current assets
Cash and cash equivalents	$94,091	$87,479
Marketable securities held to maturity	8,650	25,506
Accounts receivable, net	55,872	75,000
Inventories, net	66,435	63,461
Prepaid expenses and other	2,299	4,196
Deferred income taxes	4,240	4,208
	231,587	259,850

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	15,766	15,766
Plant machinery and equipment	159,061	158,408
Marketing equipment	224,766	223,490
Transportation equipment	4,304	4,264
Office equipment	13,888	13,650
Improvements	21,145	21,054
Construction in progress	12,813	7,728
	454,239	446,856
Less accumulated depreciation and amortization	327,200	322,206

	127,039	124,650

Other assets
Goodwill	70,070	70,070
Other intangible assets, net	51,373	52,005
Marketable securities held to maturity	63,000	42,000
Other	2,226	2,241
	186,669	166,316
	$545,295	$550,816

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 24, 2011	September 24, 2011
	(Unaudited)

Current liabilities
Current obligations under capital leases	$284	$278
Accounts payable	49,294	55,918
Accrued liabilities	5,467	4,593
Accrued compensation expense	8,007	12,859
Dividends payable	2,440	2,200
	65,492	75,848

Long-term obligations under capital leases	448	523
Deferred income taxes	40,993	41,050
Other long-term liabilities	965	1,007
	42,406	42,580

Stockholders' equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,662 and 18,491 shares, respectively	47,136	45,017
Accumulated other comprehensive loss	(4,070)	(3,914)
Retained earnings	394,331	391,285
	437,397	432,388
	$545,295	$550,816

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 24,	December 25,
	2011	2010

Net Sales	$172,686	$155,632

Cost of goods sold(1)	126,280	109,531
Gross Profit	46,406	46,101

Operating expenses
Marketing (2)	17,659	16,682
Distribution (3)	14,219	12,864
Administrative (4)	6,066	5,628
Other general income	(1)	(46)
	37,943	35,128

Operating Income	8,463	10,973

Other income (expense)
Investment income	355	236
Interest expense & other	(39)	(36)

Earnings before income taxes	8,779	11,173

Income taxes	3,294	4,079

NET EARNINGS	$5,485	$7,094

Earnings per diluted share	$0.29	$0.38

Weighted average number of diluted shares	18,874	18,702

Earnings per basic share	$0.29	$0.38

Weighted average number of basic shares	18,806	18,578

(1) Includes share-based compensation expense of $64 and $52 for the three months ended December 24, 2011 and December 25, 2010, respectively.
(2) Includes share-based compensation expense of $95 and $114 for the three months ended December 24, 2011 and December 25, 2010, respectively.
(3) Includes share-based compensation expense of $6 and $6 for the three months ended December 24, 2011 and December 25, 2010, respectively.
(4) Includes share-based compensation expense of $129 and $106 for the three months ended December 24, 2011 and December 25, 2010, respectively.

See accompanying notes to the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)     (in thousands)

	Three months ended
	December 24,	December 25,
	2011	2010
Operating activities:
Net earnings	$5,485	$7,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	6,357	6,246
Amortization of intangibles and deferred costs	1,213	1,411
Share-based compensation	294	278
Deferred income taxes	(85)	(21)
Other	(23)	14
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	19,112	16,039
Increase in inventories	(2,941)	(6,386)
Decrease in prepaid expenses	1,896	3,074
Decrease in accounts payable and accrued liabilities	(10,640)	(12,060)
Net cash provided by operating activities	20,668	15,689
Investing activities:
Purchases of property, plant and equipment	(8,869)	(5,129)
Purchases of marketable securities	(37,454)	(4,295)
Proceeds from redemption of marketable securities	33,310	9,310
Proceeds from disposal of property and equipment	102	70
Other	(611)	(359)
Net cash used in investing activities	(13,522)	(403)
Financing activities:
Proceeds from issuance of stock	1,825	1,415
Payments on capitalized lease obligations	(69)	(60)
Payment of cash dividend	(2,200)	(1,986)
Net cash used in financing activities	(444)	(631)
Effect of exchange rate on cash and cash equivalents	(90)	23
Net increase in cash and cash equivalents	6,612	14,678
Cash and cash equivalents at beginning of period	87,479	74,665
Cash and cash equivalents at end of period	$94,091	$89,343

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

The results of operations for the three months ended December 24, 2011 and December 25, 2010 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Note 2
We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $694,000 and $653,000 at December 24, 2011 and September 24, 2011, respectively.

Note 3
Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years.  Depreciation expense was $6,357,000 and $6,246,000 for the three months ended December 24, 2011 and December 25, 2010, respectively.

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

	Three Months Ended December 24, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$5,485	18,806	$0.29

Effect of Dilutive Securities
Options	-	68	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$5,485	18,874	$0.29

	Three Months Ended December 25, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,094	18,578	$0.38

Effect of Dilutive Securities
Options	-	124	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,094	18,702	$0.38

Note 5	Our calculation of comprehensive income is as follows:

	December 24,	December 25,
	2011	2010
	(in thousands)

Net Earnings	$5,485	$7,094
Foreign currency translation adjustment	(156)	48
Comprehensive income	$5,329	$7,142

Note 6	At December 24, 2011, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended
	December 24,	December 25,
	2011	2010
	(in thousands, except per share amounts)

Stock Options	$95	$8
Stock purchase plan	65	98
	$160	$106

Per diluted share	$0.01	$0.01

The above compensation is net of tax benefits	$134	$172

The Company anticipates that share-based compensation will not exceed $800,000 net of tax benefits, or approximately $.04 per share for the fiscal year ending September 29, 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2012 first three months: expected volatility of 28%; risk-free interest rate of 1.14%; dividend rate of 1.0% and expected lives ranging between 5 and 10 years.

During the 2012 three month period, the Company granted 1,500 stock options.  The weighted-average grant date fair value of these options was $11.62.  The Company did not grant any options in the 2011 first quarter.

Expected volatility is based on the historical volatility of the price of our common shares over the past 52 months for 5 year options and 10 years for 10 year options.  We use historical information to estimate expected life and forfeitures within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The total amount of gross unrecognized tax benefits is $943,000 and $973,000 on December 24, 2011 and September 24, 2011, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of December 24, 2011 and September 24, 2011, respectively, the Company has $330,000 and $335,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 8
In January 2010, the FASB issued guidance that amends existing disclosure requirements of fair value measurements adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This guidance was effective for our fiscal year beginning September 26, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for our fiscal year beginning September 25, 2011. Since this standard impacts disclosure requirements only, its adoption has not had any impact on the Company’s consolidated results of operations or financial condition.

In December 2010, the FASB issued guidance which requires that if a company presents comparative financial statements to include business combinations, the company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for our fiscal year beginning September 25, 2011. The adoption of this guidance has not had a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2011, the FASB issued guidance which gives us the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, we are required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance will be effective for our fiscal year 2013 and is not expected to have a material impact on our financial statements.

In December 2010, the FASB issued guidance related to goodwill impairment testing for reporting entities with a zero or negative carrying amount.  Under the amended guidance, we must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount.  If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test must be performed to measure the amount of the goodwill impairment loss, if any.   This guidance is effective for our fiscal year 2012 and has not had a material impact on our financial statements.

Note 9	Inventories consist of the following:

	December 24, 2011	December 25, 2010
	(unaudited)
	(in thousands)

Finished goods	$31,172	$28,770
Raw Materials	13,752	13,160
Packaging materials	5,744	5,791
Equipment parts & other	15,767	15,740
	$66,435	$63,461

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

Frozen Beverages

We sell frozen beverages and related products to the food service industry, primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada.  We also provide repair and maintenance service to customers for customers’ owned equipment.

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

	Three months ended
	December 24,	December 25,
	2011	2010
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$25,617	$24,384
Frozen juices and ices	7,852	7,642
Churros	10,386	10,089
Handhelds	6,414	-
Bakery	60,820	58,212
Other	1,980	4,958
	$113,069	$105,285

Retail Supermarket
Soft pretzels	$8,134	$7,835
Frozen juices and ices	7,080	6,501
Handhelds	5,881	-
Coupon redemption	(757)	(697)
Other	496	483
	$20,834	$14,122

Frozen Beverages
Beverages	$23,981	$23,687
Repair and maintenance service	11,543	9,813
Machines sales	2,913	2,347
Other	346	378
	$38,783	$36,225

Consolidated Sales	$172,686	$155,632

Depreciation and Amortization:
Food Service	$4,200	$4,327
Retail Supermarket	5	-
Frozen Beverages	3,365	3,330
	$7,570	$7,657

Operating Income (loss):
Food Service	$7,254	$11,143
Retail Supermarket	1,824	2,051
Frozen Beverages	(615)	(2,221)
	$8,463	$10,973

Capital Expenditures:
Food Service	$6,313	$2,639
Retail Supermarket	-	-
Frozen Beverages	2,556	2,490
	$8,869	$5,129

Assets:
Food Service	$406,275	$342,479
Retail Supermarket	4,087	2,731
Frozen Beverages	134,933	133,518
	$545,295	$478,728

Note 11
Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 24, 2011 and September 24, 2011 are as follows:

	December 24,2011		September 24,2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	470	443	470	425
Customer relationships	40,024	19,888	40,024	18,993
License and rights	3,606	2,448	3,606	2,425
	$56,980	$22,779	$56,980	$21,843

RETAIL SUPERMARKETS
Indefinite lived intangible assets
Trade Names	$3,880	$-	$3,380	$-

Amortized Intangible Assets
Customer relationships	207	13	207	8
	$4,087	$13	$3,587	$8

FROZEN BEVERAGES
Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	196	198	189
Customer relationships	6,478	3,706	6,478	3,540
Licenses and rights	1,601	592	1,601	574
	$17,592	$4,494	$17,592	$4,303

CONSOLIDATED	$78,659	$27,286	$78,159	$26,154

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $500,000 were acquired in the retail supermarkets segments in the three months ended December 24, 2011.  Aggregate amortization expense of intangible assets for the three months ended December 24, 2011 and December 25, 2010 was $1,132,000 and $1,293,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2012, $4,400,000 in 2013 and 2014, $4,300,000 in 2015 and $4,100,000 in 2016. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)

Balance at December 24, 2011	$34,130	$-	$35,940	$70,070

There were no changes in the carrying amounts of goodwill for the three months ended December 24, 2011.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 24, 2011 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
US Government Agency Debt	$63,000	$129	$5	$63,124
Certificate of Deposit	8,650	-	-	$8,650
	$71,650	$129	$5	$71,774

All of the certificates of deposit are within the FDIC limits for insurance coverage.  Included in the certificates of deposit are $1.2 million pledged as collateral to a municipal sewer district.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 24, 2011 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
US Government Agency Debt	$42,000	$52	$62	$41,990
FDIC Backed Corporate Debt	8,015	18	-	$8,033
Certificate of Deposit	17,491	1	-	$17,492
	$67,506	$71	$62	$67,515

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 24, 2011 and September 24, 2011 are summarized as follows:

	December 24, 2011		September 24, 2011
		(in thousands)
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Due in one year or less	$8,650	$8,650	$25,506	$25,525
Due after one year through five years	4,000	4,005	6,000	6,014
Due after 5 years through 10 years	53,000	53,119	36,000	35,976
Due after 10 years through 15 years	6,000	6,000	-	-
Total held to maturity securities	$71,650	$71,774	$67,506	$67,515
Less current portion	8,650	8,650	25,506	25,525
Long term held to maturity securities	$63,000	$63,124	$42,000	$41,990

Proceeds from the redemption and sale of marketable securities were $33,310,000 and $9,310,000 in the three months ended December 24, 2011 and December 25, 2010, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.13 per share of its common stock payable on January 5, 2012, to shareholders of record as of the close of business on September 15, 2011.

In the year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 210,772 as the number of shares that may yet be purchased under the share buyback authorization.

In the three months ended December 24, 2011 and December 25, 2010, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $156,000 in accumulated other comprehensive loss in the 2012 first quarter and a decrease of $48,000 in accumulated other comprehensive loss in the 2011 first quarter.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 24, 2011.

Results of Operations

Net sales increased $17,054,000 or 11% to $172,686,000 for the three months ended December 24, 2011 compared to the three months ended December 25, 2010.

Excluding sales resulting from the acquisition of the frozen handheld business of ConAgra Foods in May 2011, sales increased 3% for the three months.

FOOD SERVICE

Sales to food service customers increased $7,784,000 or 7% in the first quarter to $113,069,000.  Excluding handheld sales, food service sales increased 1% for the first quarter. Soft pretzel sales to the food service market increased 5% to $25,617,000 in the first quarter primarily due to increased sales to restaurant chains. Frozen juices and ices sales increased 3% to $7,852,000 in the first three months.  Churro sales to food service customers increased 3% to $10,386,000 in the quarter.

Sales of bakery products increased $2,608,000 or 4% in the first quarter to $60,820,000 as sales increases and decreases were spread throughout our customer base. Handheld sales to food service customers were $6,414,000 in the quarter.

Funnel cake product sales decreased by $3,025,000 to $1,484,000 in the quarter as sales to two customers decreased $2,904,000 from last year.  We expect sales to these two customers to be down approximately $3.5 million the balance of our fiscal year 2012, with about $2.2 million of the decrease coming in the second quarter.

Sales of new products in the first twelve months since their introduction were approximately $1.2 million in this quarter. Price increases accounted for approximately $4.0 million of sales in the quarter and net volume increases, including new product sales as defined above and sales resulting from the acquisition of the handheld business, accounted for approximately $3.8 million of sales in this quarter.

Operating income in our Food Service segment decreased from $11,143,000 to $7,254,000 in the quarter primarily as a result of higher ingredient and packaging costs of about $4.5 million in the quarter, the sharp decline in funnel cake product sales, and a management and sales meeting expense of approximately $550,000; which were partially offset by price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $6,712,000 or 48% to $20,834,000 in the first quarter. Excluding handheld sales for the quarter, sales increased 6% for the quarter. Soft pretzel sales for the first quarter were up 4% to $8,134,000 on a unit volume decrease of 3% for the quarter.  Sales of frozen juices and ices increased $579,000 or 9% to $7,080,000 in the first quarter on a unit volume increase of 4% in this quarter.  Sales increases in excess of volume changes were due to pricing and mix changes. Coupon redemption costs, a reduction of sales, increased 9% or about $60,000 for this quarter. Handheld sales to retail supermarket customers were $5,881,000 in the quarter.

Sales of new products in the first twelve months since their introduction were approximately $1.3 million in the first quarter. Price increases accounted for approximately $800,000 of sales in the quarter and net volume increases, including new product sales as defined above and handheld sales and net of increased coupon costs, accounted for approximately $5.9 million of sales in this quarter. Operating income in our Retail Supermarkets segment decreased from $2,051,000 to $1,824,000 in the quarter.  Operating income in the quarter was impacted by higher product costs related to ingredient and packaging cost increases and higher advertising expenses than last year.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 7% to $38,783,000 in the first quarter.  Beverage related sales alone increased 1% to $23,981,000 in the first quarter.   Gallon sales were down 4% for the three months in our base ICEE business.  Service revenue increased 18% to $11,543,000 in the first quarter with about 2/3 of the increase coming from three new service customers.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $566,000 higher this year than last in the three month period. The approximate number of company owned frozen beverage dispensers was 41,500 and 40,800 at December 24, 2011 and September 24, 2011, respectively.  Operating loss in our Frozen Beverage segment decreased $1,606,000 to a loss of $615,000 in the first quarter as a result of increased sales as discussed above and controlled expenses. Higher gasoline costs of approximately $306,000 impacted this quarter.  We expect higher gasoline costs to impact operating income for at least the balance of our fiscal year although the extent of the impact is not estimable.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 26.87% in the three month period from 29.62% last year.  Higher ingredient and packaging costs compared to last year of approximately $5 million for the quarter and the mid single digit gross margin percentage of the handhelds business was primarily responsible for the decreased gross profit percentage. Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of ingredient and packaging over the past 18 months. We anticipate these continuing market cost increases will result in higher costs to the company over the remaining nine months of our fiscal year 2012.  Although we have implemented price increases to defray the impact of a portion or all of these cost increases, the impact of these higher costs and increased costs in operational areas may result in lower net earnings over the remaining nine months of our fiscal year 2012 compared to our fiscal year 2011.

Total operating expenses increased $2,815,000 in the first quarter but as a percentage of sales decreased about 6 tenths of one percent to 22% this year.  Marketing expenses decreased 1/2 of one percent to 10% of sales in the quarter from 11% last year.  Higher sales accounted for the above mentioned percent of sales decreases.  Distribution expenses were 8% in both years' quarter and administrative expenses were 4% of sales in both years' quarter.

Operating income decreased $2,510,000 or 23% to $8,463,000 in the first quarter as a result of the aforementioned items.  Additionally, operating income was impacted by approximately $800,000 of costs of a management and sales meeting held in October, which historically has been held every five years.

Investment income increased by $119,000 in the first quarter due to increased investments of marketable securities.

The effective income tax rate has been estimated at 38% and 37% for the quarter this year and last year, respectively. We are estimating an effective income tax rate of between 37 1/2% and 38 1/2% for the year.

Net earnings decreased $1,609,000 or 23% in the current three month period to $5,485,000 a result of the aforementioned items.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2011 annual report on Form 10-K filed with the SEC.

Item 4.
Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 24, 2011, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

101.1
The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the
quarter ended December 24, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Statements of Earnings,
(ii) Consolidated Balance Sheets and
(iii) Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 23, 2012	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 23, 2012	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)