Form 10-Q
period 2012-03-24
J&J SNACK FOODS CORP
filed 2012-04-23
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 24, 2012

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

Large Accelerated filer ( X )	Accelerated filer ( )

Non-accelerated filer ( ) (Do not check if a smaller reporting company)	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	X No

As April 16, 2012, there were 18,861,445 shares of the Registrant’s Common Stock outstanding.
RDGPreambleEnd

INDEX

Page Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – March 24, 2012 (unaudited) and September 24, 2011	3

Consolidated Statements of Earnings (unaudited) – Three and Six Months Ended March 24, 2012 and March 26, 2011	5

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 24, 2012 and March 26, 2011	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	26

I.      FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements
RDGXBRLParseBegin
J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	March 24, 2012 (Unaudited)	September 24, 2011
Current assets
Cash and cash equivalents	$91,668	$87,479
Marketable securities held to maturity	2,454	25,506
Accounts receivable, net	73,165	75,000
Inventories, net	68,610	63,461
Prepaid expenses and other	3,924	4,196
Deferred income taxes	3,632	4,208
	243,453	259,850

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	24,821	15,766
Plant machinery and equipment	162,858	158,408
Marketing equipment	229,404	223,490
Transportation equipment	4,504	4,264
Office equipment	14,385	13,650
Improvements	22,068	21,054
Construction in progress	4,570	7,728
	465,106	446,856

Less accumulated depreciation and amortization	332,147	322,206

	132,959	124,650

Other assets
Goodwill	70,070	70,070
Other intangible assets, net	50,259	52,005
Marketable securities held to maturity	67,479	42,000
Other	2,768	2,241
	190,576	166,316
	$566,988	$550,816

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 24, 2012 (Unaudited)	September 24, 2011

Current liabilities
Current obligations under capital leases	$287	$278
Accounts payable	59,527	55,918
Accrued liabilities	4,271	4,593
Accrued compensation expense	10,161	12,859
Dividends payable	2,452	2,200
	76,698	75,848

Long-term obligations under capital leases	375	523
Deferred income taxes	41,064	41,050
Other long-term liabilities	945	1,007
	42,384	42,580

Stockholders' equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,861 and 18,727 shares, respectively	48,743	45,017
Accumulated other comprehensive loss	(3,139)	(3,914)
Retained earnings	402,302	391,285
	447,906	432,388
	$566,988	$550,816

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011

Net Sales	$189,554	$162,731	$362,240	$318,363

Cost of goods sold(1)	135,567	113,709	261,847	223,240
Gross Profit	53,987	49,022	100,393	95,123

Operating expenses
Marketing (2)	17,404	16,260	35,063	32,942
Distribution (3)	14,212	12,808	28,431	25,672
Administrative (4)	6,219	5,907	12,285	11,535
Other general (income) expense	(121)	93	(122)	47
	37,714	35,068	75,657	70,196

Operating Income	16,273	13,954	24,736	24,927

Other income (expense)
Investment income	380	207	735	443
Interest expense & other	(4)	(36)	(43)	(72)

Earnings before income taxes	16,649	14,125	25,428	25,298

Income taxes	6,226	5,466	9,520	9,545

NET EARNINGS	$10,423	$8,659	$15,908	$15,753

Earnings per diluted share	$0.55	$0.46	$0.84	$0.84

Weighted average number of diluted shares	18,930	18,767	18,902	18,734

Earnings per basic share	$0.55	$0.46	$0.84	$0.85

Weighted average number of basic shares	18,858	18,638	18,832	18,608

(1) Includes share-based compensation expense of $59 and $123 for the three months and six months ended March 24, 2012, respectively and $29 and $81 for the three and six months ended March 26, 2011, respectively.

(2) Includes share-based compensation expense of $89 and $184 for the three months and six months ended March 24, 2012, respectively and $65 and $179 for the three and six months ended March 26, 2011, respectively.

(3) Includes share-based compensation expense of $6 and $12 for the three months and six months ended March 24, 2012, respectively and $4 and $10 for the three and six months ended March 26, 2011, respectively.

(4) Includes share-based compensation expense of $121 and $250 for the three months and six months ended March 24, 2012, respectively and $135 and $241 for the three and six months ended March 26, 2011, respectively.

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six months ended
	March 24, 2012	March 26, 2011
Operating activities:
Net earnings	$15,908	$15,753
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	12,712	12,362
Amortization of intangibles and deferred costs	2,393	2,779
Share-based compensation	569	511
Deferred income taxes	(74)	(36)
Other	(109)	6
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	2,114	5,504
Increase in inventories	(5,467)	(6,739)
Decrease in prepaid expenses	279	3,291
Increase (decrease) in accounts payable and accrued liabilities	1,733	(3,969)
Net cash provided by operating activities	30,058	29,462
Investing activities:
Purchases of property, plant and equipment	(21,071)	(10,617)
Purchases of marketable securities	(62,450)	(20,293)
Proceeds from redemption of marketable securities	60,023	25,525
Proceeds from disposal of property and equipment	404	161
Other	(926)	(514)
Net cash used in investing activities	(24,020)	(5,738)
Financing activities:
Proceeds from issuance of stock	2,471	2,100
Payments on capitalized lease obligations	(139)	(120)
Payment of cash dividend	(4,640)	(4,164)
Net cash used in financing activities	(2,308)	(2,184)
Effect of exchange rate on cash and cash equivalents	459	231
Net increase in cash and cash equivalents	4,189	21,771
Cash and cash equivalents at beginning of period	87,479	74,665
Cash and cash equivalents at end of period	$91,668	$96,436

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

The results of operations for the three months and six months ended March 24, 2012 and March 26, 2011 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Note 2
We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $623,000 and $653,000 at March 24, 2012 and September 24, 2011, respectively.

Note 3
Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years.  Depreciation expense was $6,355,000 and $6,116,000 for the three months ended March 24, 2012 and March 26, 2011, respectively, and for the six months ended March 24, 2012 and March 26, 2011 was $12,712,000 and $12,362,000, respectively.

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

	Three Months Ended March 24, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$10,423	18,858	$0.55

Effect of Dilutive Securities
Options	-	72	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$10,423	18,930	$0.55

	Six Months Ended March 24, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,908	18,832	$0.84

Effect of Dilutive Securities
Options	-	70	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,908	18,902	$0.84

	Three Months Ended March 26, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$8,659	18,638	$0.46

Effect of Dilutive Securities
Options	-	129	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$8,659	18,767	$0.46

	Six Months Ended March 26, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,753	18,608	$0.85

Effect of Dilutive Securities
Options	-	126	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,753	18,734	$0.84

Note 5	Our calculation of comprehensive income is as follows:

	Three months ended		Six months ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
	(in thousands)

Net Earnings	$10,423	$8,659	$15,908	$15,753
Foreign currency translation adjustment	931	433	775	481
Comprehensive income	$11,354	$9,092	$16,683	$16,234

Note 6	At March 24, 2012, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
	(in thousands, except per share amounts)

Stock Options	$198	$92	$293	$100
Stock purchase plan	37	34	102	132
Deferred stock issued to outside directors	-	46	-	46
	$235	$172	$395	$278

Per diluted share	$0.01	$0.01	$0.02	$0.01

The above compensation is net of tax benefits	$40	$61	$174	$233

The Company anticipates that share-based compensation will not exceed $900,000 net of tax benefits, or approximately
$.05 per share for the fiscal year ending September 29, 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2012 first six months: expected volatility of 28%; risk-free interest rate of 1.14%; dividend rate of 1.0% and expected lives ranging between 5 and 10 years.

During the 2012 six month period, the Company granted 1,500 stock options.  The weighted-average grant date fair value of these options was $11.62.  The Company did not grant any options in the 2011 six-month period.

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

The total amount of gross unrecognized tax benefits is $930,000 and $973,000 on March 24, 2012 and September 24, 2011, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of March 24, 2012 and September 24, 2011, respectively, the Company has $331,000 and $335,000 of accrued interest and penalties.

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

In May 2011, the FASB issued guidance which amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. This guidance was effective for our second quarter of fiscal year 2012, and its adoption did not have a material impact on our financial statements.

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

Note 9	Inventories consist of the following:

	March 24, 2012	September 24, 2011
	(unaudited)
	(in thousands)

Finished goods	$32,886	$28,770
Raw Materials	13,965	13,160
Packaging materials	5,869	5,791
Equipment parts & other	15,890	15,740
	$68,610	$63,461

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

Frozen Beverages

We sell frozen beverages and related products to the food service industry primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada.  We also provide repair and maintenance service to customers for customers’ owned equipment.

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

	Three months ended		Six months ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
		(in thousands)
		(unaudited)
Sales to External Customers:
Food Service
Soft pretzels	$27,396	$25,272	$53,013	$49,656
Frozen juices and ices	11,574	11,086	19,426	18,728
Churros	11,547	10,165	21,933	20,254
Handhelds	7,579	-	13,993	-
Bakery	64,364	56,917	125,184	115,129
Other	1,864	4,373	3,844	9,331
	$124,324	$107,813	$237,393	$213,098

Retail Supermarket
Soft pretzels	$8,473	$8,613	$16,607	$16,448
Frozen juices and ices	9,495	8,975	16,575	15,476
Handhelds	5,787	-	11,668	-
Coupon redemption	(569)	(627)	(1,326)	(1,324)
Other	248	227	744	710
	$23,434	$17,188	$44,268	$31,310

Frozen Beverages
Beverages	$26,397	$24,842	$50,378	$48,529
Repair and maintenance service	11,946	9,940	23,489	19,753
Machines sales	3,022	2,394	5,935	4,741
Other	431	554	777	932
	$41,796	$37,730	$80,579	$73,955

Consolidated Sales	$189,554	$162,731	$362,240	$318,363

Depreciation and Amortization:
Food Service	$4,204	$4,176	$8,404	$8,503
Retail Supermarket	5	-	10	-
Frozen Beverages	3,326	3,308	6,691	6,638
	$7,535	$7,484	$15,105	$15,141

Operating Income (loss):
Food Service	$12,748	$11,777	$20,002	$22,920
Retail Supermarket	1,658	2,081	3,482	4,132
Frozen Beverages	1,867	96	1,252	(2,125)
	$16,273	$13,954	$24,736	$24,927

Capital Expenditures:
Food Service	$6,579	$2,588	$12,892	$5,227
Retail Supermarket	-	-	-	-
Frozen Beverages	5,623	2,900	8,179	5,390
	$12,202	$5,488	$21,071	$10,617

Assets:
Food Service	$422,513	$357,669	$422,513	$357,669
Retail Supermarket	4,087	2,731	4,087	2,731
Frozen Beverages	140,388	134,238	140,388	134,238
	$566,988	$494,638	$566,988	$494,638

Note 11	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 24, 2012 and September 24, 2011 are as follows:

	March 24, 2012		September 24,2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	470	448	470	425
Customer relationships	40,024	20,783	40,024	18,993
License and rights	3,606	2,472	3,606	2,425
	$56,980	$23,703	$56,980	$21,843

RETAIL SUPERMARKETS
Indefinite lived intangible assets
Trade Names	$3,880	$-	$3,380	$-

Amortized Intangible Assets
Customer relationships	207	18	207	8
	$4,087	$18	$3,587	$8

FROZEN BEVERAGES
Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	189
Customer relationships	6,478	3,872	6,478	3,540
Licenses and rights	1,601	609	1,601	574
	$17,592	$4,679	$17,592	$4,303

CONSOLIDATED	$78,659	$28,400	$78,159	$26,154

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $500,000 were acquired in the retail supermarkets segments in the six months ended March 24, 2012.  Aggregate amortization expense of intangible assets for the three months ended March 24, 2012 and March 26, 2011 was $1,114,000 and $1,256,000, respectively and for the six months ended March 24, 2012 and March 26, 2011 was $2,246,000 and $2,549,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2012, $4,400,000 in 2013 and 2014, $4,300,000 in 2015 and $4,100,000 in 2016. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at March 24, 2012	$34,130	$-	$35,940	$70,070

There were no changes in the carrying amounts of goodwill for the three months ended March 24, 2012.

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

Level 1	Observable input such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

We have concluded that the carrying value of certificates of deposit placed through the Certificate of Deposit Account Registry Service equals fair market value.  Other marketable securities held to maturity values are derived solely from level 1 inputs.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 24, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
		(in thousands)
US Government Agency Debt	$67,479	$17	$331	$67,165
Certificate of Deposit	2,454	-	-	2,454
	$69,933	$17	$331	$69,619

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 24, 2012 and September 24, 2011 are summarized as follows:

	March 24, 2012		September 24, 2011
		(in thousands)
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

Due in one year or less	$2,454	$2,454	$25,506	$25,525
Due after one year through five years	2,000	2,003	6,000	6,014
Due after 5 years through 10 years	61,479	61,199	36,000	35,976
Due after 10 years through 15 years	4,000	3,963	-	-
Total held to maturity securities	$69,933	$69,619	$67,506	$67,515
Less current portion	2,454	2,454	25,506	25,525
Long term held to maturity securities	$67,479	$67,165	$42,000	$41,990

Proceeds from the redemption and sale of marketable securities were $26,713,000 and $60,023,000 in the three months and six months ended March 24, 2012, respectively; and $16,215,000 and $25,525,000 in the three and six months ended March 26, 2011, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

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

RDGXBRLParseEnd
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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.13 per share of its common stock payable on April 4, 2012, to shareholders of record as of the close of business on March 15, 2012.

In the year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000 under a million share buyback authorization approved by the Company’s Board of Directors in February 2008 leaving 210,772 as the number of shares that may yet be purchased under the share buyback authorization.

We completed a building expansion of our St. Louis, Missouri, bakery and a line expansion at our Carrollton, Texas, facility during the March 2012 quarter at a combined cost of approximately $12 million.  Over time, we expect to generate an additional $50 - $60 million of net sales as a result of these expansions.

In the three months ended March 24, 2012 and March 26, 2011, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $931,000 in accumulated other comprehensive loss in the 2012 second quarter and a decrease of $433,000 in accumulated other comprehensive loss in the 2011 second quarter. In the six months period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $775,000 in accumulated other comprehensive loss in the 2012 six month period and a decrease of $481,000 in accumulated other comprehensive loss in the 2011 six month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 24, 2012.

Results of Operations

Net sales increased $26,283,000 or 16% for the three months to $189,554,000 and $43,887,000 or 14% to $362,240,000 for the six months ended March 24, 2012 compared to the three and six months ended March 26, 2011.

Excluding sales resulting from the acquisition of the frozen handheld business of ConAgra Foods in May 2011, sales increased 8% for the three months and 6% for the six months.

FOOD SERVICE

Sales to food service customers increased $16,511,000 or 15% in the second quarter to $124,324,000 and increased $24,295,000 or 11% for the six months.  Excluding handheld sales, food service sales increased 8% for the quarter and increased 5% for six months.  Soft pretzel sales to the food service market increased 8% to $27,396,000 in the second quarter and increased 7% to $53,013,000 in the six months due to increased sales to restaurant chains and throughout our customer base. Frozen juices and ices sales increased 4% to $11,574,000 in the three months and 4% to $19,426,000 in the six months.  Churro sales to food service customers increased 14% to $11,547,000 in the second quarter and were up 8% to $21,933,000 in the six months with sales increasing generally throughout our customer base.

Sales of bakery products increased $7,447,000 or 13% in the second quarter to $64,364,000 and increased $10,055,000 or 9% for the six months as sales increases were spread throughout our customer base. Handheld sales to food service customers were $7,579,000 in the second quarter and $13,993,000 in the six months.

Funnel cake product sales decreased by $2,304,000 or 58% to $1,643,000 in the quarter and by $5,329,000 or 63% to $3,127,000 in the six months as sales to two customers decreased $2,160,000 in the quarter and $5,064,000 in the six months from last year.  We expect sales to these two customers to be down approximately $1.3 million the balance of our fiscal year 2012.

Sales of new products in the first twelve months since their introduction were approximately $3.9 million in this quarter and $5.1 million in the six months. Price increases accounted for approximately $4.1 million of sales in the March quarter and $8.1 million in the six months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of the handheld business, accounted for approximately $12.4 million of sales in the March quarter and $16.2 million of sales in the six months.

Operating income in our Food Service segment increased from $11,777,000 to $12,748,000 in the quarter and decreased from $22,290,000 to $20,002,000 for the six months. Operating income for the quarter benefited from increased sales volume and price increases which offset higher ingredient and packaging costs of about $3.0 million and the negative impact of the sharp decline in funnel cake product sales.  For the six months, the decrease in operating income resulted from higher ingredient and packaging costs of about $7.0 million, the sharp decline in funnel cake product sales and a management and sales meeting expense of about $550,000, which were partially offset by price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $6,246,000 or 36% to $23,434,000 in the second quarter and were up 41% to $44,268,000 in the first half. Excluding handheld sales, sales increased 3% for the second quarter and 4% for the six months. Soft pretzel sales for the second quarter were down 2% to $8,473,000 and were up 1% to $16,607,000 for the six months on a unit volume decrease of 3% for the quarter and 3% for the six months.  Sales of frozen juices and ices increased $520,000 or 6% to $9,495,000 in the second quarter and were up 7% to $16,575,000 in the first half on a unit volume increase of 4% in this quarter and 4% for the six months.  Sales increases in excess of volume changes were due to pricing and mix changes. Coupon redemption costs, a reduction of sales, decreased 9% or about $58,000 for the quarter and were essentially unchanged at $1,326,000 for the six months. Handheld sales to retail supermarket customers were $5,787,000 in the quarter and $11,668,000 for the six months.

Sales of new products in the first twelve months since their introduction were approximately $1.6 million in the second quarter and $3.0 million in the six months. Price increases accounted for approximately $1.2 million of sales in the quarter and $2.0 million in the six months and net volume increases, including new product sales as defined above and handheld sales and net of increased coupon costs, accounted for approximately $5.1 million of sales in this quarter and $11.0 million of sales in the six months. Operating income in our Retail Supermarkets segment decreased from $2,081,000 to $1,658,000 in the quarter and from $4,132,000 to $3,482,000 in the six months primarily as a result higher trade spending for the introduction of new products and higher products costs related to ingredient and packaging cost increases.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 11% to $41,796,000 in the second quarter and increased $6,624,000 or 9% to $80,579,000 in the six month period.  Beverage related sales alone increased 6% to $26,397,000 in the second quarter and were up 4% to $50,378,000 in the six months.   Gallon sales were up 5% for the three months as volume increased among existing customers and 1% for the six months in our base ICEE business.  Service revenue increased 20% to $11,946,000 in the second quarter and 19% to $23,489,000 for the six months with about 2/3 of the increase coming from three new service customers.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $628,000 higher this year than last in the three month period and $1,194,000 higher in the six months. The approximate number of company owned frozen beverage dispensers was 41,600 and 39,900 at March 24, 2012 and September 24, 2011, respectively.  Operating income in our Frozen Beverage segment increased $1,771,000 to $1,867,000 in the second quarter and operating income of $1,252,000 in the six months compared to an operating loss of $2,125,000 in last year’s six months as a result of increased sales as discussed above and controlled expenses. Higher gasoline costs of approximately $186,000 and $492,000 impacted the March quarter and six months, respectively. We expect higher gasoline costs to impact operating income for at least the balance of our fiscal year although the extent of the impact is not estimable.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 28.48% in the three month period from 30.12% last year and decreased to 27.71% in the six month period from 29.88% a year ago.  Higher ingredient and packaging costs compared to last year of approximately $4 million for the quarter and $8.5 million for the six months and the lower gross margin percentage of handhelds sales was primarily responsible for the decreased gross profit percentage. Without the handhelds impact, gross profit as a percentage of sales would have been about 29.8% in the quarter and 29.2% in the six months.  Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of ingredient and packaging over the past 21 months. We anticipate these continuing market cost increases will result in higher costs to the company over the remaining six months of our fiscal year 2012.  Although we have implemented price increases to defray the impact of a portion or all of these cost increases, the impact of these higher costs and increased costs in operational areas may result in lower net earnings over the remaining six months of our fiscal year 2012 compared to our fiscal year 2011.

Total operating expenses increased $2,646,000 in the second quarter but as a percentage of sales decreased from 22% percent to 20%.  For the first half, operating expenses increased $5,461,000, but as a percentage of sales decreased from 22% to 21% of sales.   Marketing expenses decreased from 10% to 9% of sales in the quarter and decreased about 2/3 of one percent in the six months, but was at 10% of sales in both years. Distribution expenses decreased about 1/3 of one percent of sales from 8% in last year’s quarter to 7% in this year’s quarter and were 8% of sales in both years’ six months.   Administrative expenses decreased about 1/3 of one percent of sales in the quarter and about 1/4 of one percent of sales in the six months to 3% of sales from 4% of sales in both the quarter and six months.  The drops in percentages listed above were generally because of increased sales.

Operating income increased $2,319,000 or 17% to $16,273,000 in the second quarter and decreased $191,000 or less than 1% to $24,736,000 in the first half as a result of the aforementioned items.  Additionally, for the six months of this year operating income was impacted by approximately $800,000 of costs of a management and sales meeting held in October, which historically has been held every five years.

Investment income increased by $173,000 and $292,000 in the second quarter and six months, respectively, due primarily to increased investments of marketable securities.

The effective income tax rate has been estimated at 37% and 39% for the quarter this year and last year, respectively, and at 37% and at 38% for the six months this year and last year, respectively. Refunds of prior year’s tax payments benefited this year’s second quarter rate by approximately one percentage point.  We are estimating an effective income tax rate of between 37 1/2% and 38 1/2% for the year.

Net earnings increased $1,764,000 or 20% in the current three month period to $10,423,000 and increased 1% to $15,908,000 for the six months this year from $15,753,000 last year as a result of the aforementioned items.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 24, 2012, that the Company?痵 disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 24, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of voting at the Annual Meeting of Shareholders held on February 8, 2012 is as follows:

Proposal One	Votes For		Votes Withheld
Election of Dennis G. Moore as Director	13,782,568		2,501,767

Proposal Two	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Approval of 2011 Stock Option Plan	15,885,122	348,475	6,865	43,873

Proposal Three	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Advisory Vote on the Approval of the Compensation of Executives	16,048,151	155,531	80,653	0

Based upon review of the above results of voting, the Board of Directors plans to submit Proposal Three for a shareholder vote at its Annual Meeting of Shareholders to be held in February 2013.

The Company had 18,751,328 shares outstanding on December 12, 2011 the record date.

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002

99.5 &	Certification Pursuant to the 18 U.S.C.
99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 The following financial information from J&J
Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 24, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Statements of Earnings,
(ii) Consolidated Balance Sheets and
(iii) Consolidated Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 23, 2012	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 23, 2012	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)