Form 10-Q
period 2012-06-23
J&J SNACK FOODS CORP
filed 2012-07-23
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 23, 2012
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

Large Accelerated filer (X)	Accelerated filer ( )

Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	X No

As July 16, 2012, there were 18,917,074 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page Number

Part I.	Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – June 23, 2012 (unaudited) and September 24, 2011		3

Consolidated Statements of Earnings (unaudited) – Three and Nine Months Ended June 23, 2012 and June 25, 2011		5

Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 23, 2012 and June 25, 2011		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Part II.	Other Information

Item 6.	Exhibits	28

I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 23, 2012	September 24, 2011
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$109,481	$87,479
Marketable securities held to maturity	15,454	25,506
Accounts receivable, net	84,016	75,000
Inventories, net	72,783	63,461
Prepaid expenses and other	3,226	4,196
Deferred income taxes	3,664	4,208
	288,624	259,850

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	24,821	15,766
Plant machinery and equipment	165,408	158,408
Marketing equipment	229,708	223,490
Transportation equipment	4,480	4,264
Office equipment	14,701	13,650
Improvements	22,437	21,054
Construction in progress	7,233	7,728
	471,284	446,856
Less accumulated depreciation and amortization	335,669	322,206

	135,615	124,650

Other assets
Goodwill	76,899	70,070
Other intangible assets, net	49,586	52,005
Marketable securities held to maturity	39,479	42,000
Other	3,256	2,241
	169,220	166,316
	$593,459	$550,816

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 23, 2012	September 24, 2011
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current obligations under capital leases	$291	$278
Accounts payable	65,455	55,918
Accrued liabilities	8,483	4,593
Accrued compensation expense	10,833	12,859
Dividends payable	2,457	2,200
	87,519	75,848

Long-term obligations under capital leases	301	523
Deferred income taxes	41,024	41,050
Other long-term liabilities	928	1,007
	42,253	42,580

Stockholders' equity
Capital stock
Preferred, $1 par value; authorized, 10,000 shares; none issued	-	-
Common, no par value; authorized 50,000 shares; issued and outstanding, 18,902 and 18,727 shares, respectively	49,189	45,017
Accumulated other comprehensive loss	(4,019)	(3,914)
Retained earnings	418,517	391,285
	463,687	432,388
	$593,459	$550,816

See accompanying notes to the consolidated financial statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011

Net Sales	$226,335	$206,328	$588,575	$524,691

Cost of goods sold(1)	153,828	138,787	415,675	362,027
Gross Profit	72,507	67,541	172,900	162,664

Operating expenses
Marketing (2)	19,892	18,462	54,955	51,404
Distribution (3)	16,034	15,133	44,465	40,805
Administrative (4)	6,873	6,355	19,158	17,890
Other general (income) expense	(183)	530	(305)	577
	42,616	40,480	118,273	110,676

Operating Income	29,891	27,061	54,627	51,988

Other income (expense)
Gain on bargain purchase of a business	-	6,580	-	6,580
Investment income	397	251	1,132	694
Interest expense & other	11	(34)	(32)	(106)

Earnings before income taxes	30,299	33,858	55,727	59,156

Income taxes	11,627	10,532	21,147	20,077

NET EARNINGS	$18,672	$23,326	$34,580	$39,079

Earnings per diluted share	$0.99	$1.24	$1.83	$2.08

Weighted average number of diluted shares	18,947	18,829	18,917	18,766

Earnings per basic share	$0.99	$1.25	$1.83	$2.10

Weighted average number of basic shares	18,886	18,700	18,850	18,639

(1)
Includes share-based compensation expense of $75 and $198 for the three months and nine months ended June 23,2012, respectively and $31 and $112 for the three and nine months ended June 25, 2011, respectively.

(2)
Includes share-based compensation expense of $113 and $297 for the three months and nine months ended June 23,2012, respectively and $67 and $246 for the three and nine months ended June 25, 2011, respectively.

(3)
Includes share-based compensation expense of $8 and $20 for the three months and nine months ended June 23,2012, respectively and $3 and $13 for the three and nine months ended June 25, 2011, respectively.

(4)
Includes share-based compensation expense of $154 and $404 for the three months and nine months ended June 23,2012, respectively and $60 and $301 for the three and nine months ended June 25, 2011, respectively.

See accompanying notes to the consolidated financial statements

J&J Snack Foods Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 23, 2012	June 25, 2011
Operating activities:
Net earnings	$34,580	$39,079
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	19,332	18,649
Amortization of intangibles and deferred costs	3,572	4,013
Share-based compensation	919	672
Gain on bargain purchase of a business	-	(6,580)
Deferred income taxes	(122)	(57)
Other	(155)	19
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(8,207)	(11,890)
Increase in inventories	(9,785)	(9,144)
Decrease in prepaid expenses	969	3,382
Increase in accounts payable and accrued liabilities	11,388	13,137
Net cash provided by operating activities	52,491	51,280
Investing activities:
Payments for purchases of companies, net of cash acquired	(7,900)	(8,806)
Purchases of property, plant and equipment	(30,077)	(20,069)
Purchases of marketable securities	(68,450)	(41,293)
Proceeds from redemption of marketable securities	81,023	27,547
Proceeds from disposal of property and equipment	645	303
Other	(962)	(584)
Net cash used in investing activities	(25,721)	(42,902)
Financing activities:
Proceeds from issuance of stock	2,568	2,869
Payments on capitalized lease obligations	(210)	(182)
Payment of cash dividend	(7,092)	(6,347)
Net cash used in financing activities	(4,734)	(3,660)
Effect of exchange rate on cash and cash equivalents	(34)	260
Net increase in cash and cash equivalents	22,002	4,978
Cash and cash equivalents at beginning of period	87,479	74,665
Cash and cash equivalents at end of period	$109,481	$79,643

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

The results of operations for the three months and nine months ended June 23, 2012 and June 25, 2011 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Note 2             We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $651,000 and $653,000 at June 23, 2012 and September 24, 2011, respectively.

Note 3            Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $6,620,000 and $6,287,000 for the three months ended June 23, 2012 and June 25, 2011, respectively, and for the nine months ended June 23, 2012 and June 25, 2011 was $19,332,000 and $18,649,000, respectively.

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

	Three Months Ended June 23, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$18,672	18,886	$0.99

Effect of Dilutive Securities
Options	-	61	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$18,672	18,947	$0.99

500 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Nine Months Ended June 23, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$34,580	18,850	$1.83

Effect of Dilutive Securities
Options	-	67	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$34,580	18,917	$1.83

500 anti-dilutive shares have been excluded from the computation of diluted EPS because the options’ exercise price is greater than the average market price of the common stock.

	Three Months Ended June 25, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$23,326	18,700	$1.25

Effect of Dilutive Securities
Options	-	129	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$23,326	18,829	$1.24

	Nine Months Ended June 25, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$39,079	18,639	$2.10

Effect of Dilutive Securities
Options	-	127	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$39,079	18,766	$2.08

Note 5           Our calculation of comprehensive income is as follows:

	Three months ended		Nine months ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
	(in thousands)

Net Earnings	$18,672	$23,326	$34,580	$39,079
Foreign currency translation adjustment	(880)	29	(105)	510
Comprehensive income	$17,792	$23,355	$34,475	$39,589

Note 6           At June 23, 2012, the Company has three stock-based employee compensation plans.  Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
	(in thousands, except per share amounts)

Stock Options	$191	$40	$484	$140
Stock purchase plan	112	37	214	169
Deferred stock issued to outside directors	-	-	-	46
	$303	$77	$698	$355

Per diluted share	$0.02	$-	$0.04	$0.02

The above compensation is net of tax benefits	$47	$84	$221	$317

The Company anticipates that share-based compensation will not exceed $1,000,000 net of tax benefits, or approximately $.05 per share for the fiscal year ending September 29, 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2012 first nine months: expected volatility of 28%; risk-free interest rate of 1.03%; dividend rate of 1.0% and expected lives ranging between 5 and 10 years.

During the 2012 nine month period, the Company granted 2,000 stock options.  The weighted-average grant date fair value of these options was $11.97. The Company did not grant any options in the 2011 nine-month period.

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

The total amount of gross unrecognized tax benefits is $917,000 and $973,000 on June 23, 2012 and September 24, 2011, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of June 23, 2012 and September 24, 2011, respectively, the Company has $332,000 and $335,000 of accrued interest and penalties.

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

Note 9            Inventories consist of the following:
	June 23, 2012	September 24, 2011
	(unaudited)
	(in thousands)

Finished goods	$35,747	$28,770
Raw Materials	14,912	13,160
Packaging materials	6,183	5,791
Equipment parts & other	15,941	15,740
	$72,783	$63,461

The above inventories are net of reserves	$4,023	$4,615

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

	Three months ended		Nine months ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
	(in thousands)
	(unaudited)
Sales to External Customers:
Food Service
Soft pretzels	$29,579	$26,686	$82,592	$76,342
Frozen juices and ices	19,680	17,176	39,106	35,904
Churros	12,330	11,004	34,263	31,258
Handhelds	7,249	2,835	21,242	2,835
Bakery	66,754	58,080	191,938	173,209
Other	2,872	5,598	6,716	14,929
	$138,464	$121,379	$375,857	$334,477

Retail Supermarket
Soft pretzels	$7,635	$7,524	$24,242	$23,972
Frozen juices and ices	17,629	17,943	34,204	33,419
Handhelds	5,193	2,807	16,861	2,807
Coupon redemption	(857)	(940)	(2,183)	(2,264)
Other	255	506	999	1,216
	$29,855	$27,840	$74,123	$59,150

Frozen Beverages
Beverages	$41,238	$41,260	$91,616	$89,789
Repair and maintenance service	12,386	11,078	35,875	30,831
Machines sales	3,711	4,071	9,646	8,812
Other	681	700	1,458	1,632
	$58,016	$57,109	$138,595	$131,064

Consolidated Sales	$226,335	$206,328	$588,575	$524,691

Depreciation and Amortization:
Food Service	$4,342	$4,197	$12,746	$12,700
Retail Supermarket	5	-	15	-
Frozen Beverages	3,452	3,324	10,143	9,962
	$7,799	$7,521	$22,904	$22,662

Operating Income:
Food Service	$15,203	$13,875	$35,205	$36,795
Retail Supermarket	4,115	3,545	7,597	7,677
Frozen Beverages	10,573	9,641	11,825	7,516
	$29,891	$27,061	$54,627	$51,988

Capital Expenditures:
Food Service	$6,315	$5,130	$19,207	$10,357
Retail Supermarket	-	-	-	-
Frozen Beverages	2,691	4,322	10,870	9,712
	$9,006	$9,452	$30,077	$20,069

Assets:
Food Service	$441,785	$389,042	$441,785	$389,042
Retail Supermarket	4,285	3,587	4,285	3,587
Frozen Beverages	147,389	145,317	147,389	145,317
	$593,459	$537,946	$593,459	$537,946

Note 11          Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 23, 2012 and September 24, 2011 are as follows:

	June 23, 2012		September 24,2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	-	$12,880	$-

Amortized intangible assets
Non compete agreements	545	449	470	425
Customer relationships	40,187	21,680	40,024	18,993
License and rights	3,606	2,495	3,606	2,425
	$57,218	$24,624	$56,980	$21,843

RETAIL SUPERMARKETS
Indefinite lived intangible assets
Trade Names	$4,006	-	$3,380	$-

Amortized Intangible Assets
Customer relationships	279	23	207	8
	$4,285	$23	$3,587	$8

FROZEN BEVERAGES
Indefinite lived intangible assets
Trade Names	$9,315	-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	189
Customer relationships	6,478	4,038	6,478	3,540
Licenses and rights	1,601	626	1,601	574
	$17,592	$4,862	$17,592	$4,303

CONSOLIDATED	$79,095	$29,509	$78,159	$26,154

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $198,000 were acquired in the retail supermarkets segments in the three months ended June 23, 2012 in the Kim & Scott’s acquisition and a total of $698,000 was acquired in the nine months ended June 23, 2012.  Intangible assets of $238,000 were acquired in the food service segment in the three and nine months ended June 23, 2012, in the Kim & Scott’s acquisition. Aggregate amortization expense of intangible assets for the three months ended June 23, 2012 and June 25, 2011 was $1,109,000 and $1,127,000, respectively and for the nine months ended June 23, 2012 and June 25, 2011 was $3,355,000 and $3,676,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2012 and 2013, $4,400,000 in 2014 and 2015 and $4,200,000 in 2016. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at June 23, 2012	$39,115	$1,844	$35,940	$76,899

Goodwill of $6,829,000 was acquired in the Kim & Scott’s acquisition in the three months ended June 23, 2012, which was allocated $4,985,000 to the food service segment and $1,844,000 to the retail supermarkets segment.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 23, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
US Government Agency Debt	$53,479	$117	$38	$53,558
Certificate of Deposit	1,454	-	-	1,454
	$54,933	$117	$38	$55,012

All of the certificates of deposit are within the FDIC limits for insurance coverage. Included in the certificates of deposit are $1.2 million pledged as collateral to a municipal sewer district.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 24, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
US Government Agency Debt	$42,000	$52	$62	$41,990
FDIC Backed Corporate Debt	8,015	18	-	8,033
Certificate of Deposit	17,491	1	-	17,492
	$67,506	$71	$62	$67,515

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 23, 2012 and September 24, 2011 are summarized as follows:

	June 23, 2012		September 24, 2011
	(in thousands)
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

Due in one year or less	$15,454	$15,454	$25,506	$25,525
Due after one year through five years	-	-	6,000	6,014
Due after 5 years through 10 years	39,479	39,558	36,000	35,976
Due after 10 years through 15 years	-	-	-	-
Total held to maturity securities	$54,933	$55,012	$67,506	$67,515
Less current portion	15,454	15,454	25,506	25,525
Long term held to maturity securities	$39,479	$39,558	$42,000	$41,990

Proceeds from the redemption and sale of marketable securities were $21,000,000 and $81,023,000 in the three months and nine months ended June 23, 2012, respectively; and $2,022,000 and $27,547,000 in the three and nine months ended June 25, 2011, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

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

In June 2012, we acquired the assets of Kim & Scott’s Gourmet Pretzels, Inc., a manufacturer and seller of a premium brand soft pretzel.  This business had sales of approximately $8 million over the prior twelve months to food service and retail supermarket customers.

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

The preliminary purchase price allocation for the Kim and Scott’s acquisition is as follows:

(in thousands)

Working Capital	$(89)
Property, plant & equipment	724
Trade Names	126
Customer Relationships	235
Non Compete Agreement	75
Goodwill	6,829

Purchase Price	$7,900

Acquisition costs of $133,000 for the Kim & Scott’s acquisition are included in other general expense in the consolidated statements of earnings for the three and nine months ended June 23, 2012, respectively.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.13 per share of its common stock payable on
July 5, 2012, to shareholders of record as of the close of business on June 15, 2012.

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

In the three months ended June 23, 2012 and June 25, 2011, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $880,000 in accumulated other comprehensive loss in the 2012 third quarter and a decrease of $29,000 in accumulated other comprehensive loss in the 2011 third quarter. In the nine months period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $105,000 in accumulated other comprehensive loss in the 2012 nine month period and a decrease of $510,000 in accumulated other comprehensive loss in the 2011 nine month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 23, 2012.

Results of Operations

Net sales increased $20,007,000 or 10% for the three months to $226,335,000 and $63,884,000 or 12% to $588,575,000 for the nine months ended June 23, 2012 compared to the three and nine months ended June 25, 2011.

Excluding sales resulting from the acquisitions of the frozen handheld business of ConAgra Foods in May 2011 and Kim & Scott’s Gourmet Pretzels in June 2012 in the twelve months post acquisitions, sales increased 6% for the three months and 6% for the nine months.

FOOD SERVICE

Sales to food service customers increased $17,085,000 or 14% in the third quarter to $138,464,000 and increased $41,380,000 or 12% for the nine months.  Excluding handheld and Kim & Scott’s sales in the twelve months post acquisitions, food service sales increased 10% for the quarter and increased 7% for nine months.  Soft pretzel sales to the food service market increased 11% to $29,579,000 in the third quarter and increased 8% to $82,592,000 in the nine months due to increased sales to restaurant chains, warehouse club stores and throughout our customer base. Increased sales to one customer accounted for approximately 75% and 28% of the pretzels sales increase in the third quarter and year to date, respectively. Frozen juices and ices sales increased 15% to $19,680,000 in the three months and 9% to $39,106,000 in the nine months resulting from increased sales to warehouse club stores and throughout our customer base.  Churro sales to food service customers increased 12% to $12,330,000 in the third quarter and were up 10% to $34,263,000 in the nine months with sales increasing generally throughout our customer base, with sales to international customers accounting for 85% of the increase in the third quarter and just under half of the increase in the nine months.

Sales of bakery products increased $8,674,000 or 15% in the third quarter to $66,754,000 and increased $18,729,000 or 11% for the nine months as sales increases were spread throughout our customer base. Handheld sales to food service customers were $7,249,000 in the third quarter and $21,242,000 in the nine months.

Funnel cake product sales decreased by $2,609,000 or 51% to $2,544,000 in the quarter and by $7,938,000 or 58% to $5,671,000 in the nine months as lower sales to two customers accounted for all of the decrease in the third quarter and lower sales to three customers accounted for all of the decrease in the nine months.

Sales of new products in the first twelve months since their introduction were approximately $5.4 million in this quarter and $10.5 million in the nine months. Price increases accounted for approximately $4.2 million of sales in the June quarter and $12.3 million in the nine months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of the handheld business, accounted for approximately $12.9 million of sales in the June quarter and $29.1 million of sales in the nine months.

Operating income in our Food Service segment increased from $13,875,000 to $15,203,000 in the quarter and decreased from $36,795,000 to $35,205,000 for the nine months. Operating income for the quarter benefited from increased sales volume and price increases which offset higher ingredient and packaging costs of about $1 million and the negative impact of the sharp decline in funnel cake product sales.  Additionally, operating income in the quarter benefitted from other general income this year of $99,000 compared to other general expense of $515,000, primarily acquisition costs,last year.  For the nine months, the decrease in operating income resulted from higher ingredient and packaging costs of about $9 million, the sharp decline in funnel cake product sales and a management and sales meeting expense of about $550,000, which were partially offset by price increases.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $2,015,000 or 7% to $29,855,000 in the third quarter and were up 25% to $74,123,000 in the nine months. Excluding handheld sales in the twelve months post acquisition, sales decreased 2% for the third quarter and increased 1% for the nine months. Soft pretzel sales for the third quarter were up 1% to $7,635,000 and were up 1% to $24,242,000 for the nine months on flat unit volume for the quarter and a decrease of 2% for the nine months.  Sales of frozen juices and ices decreased $314,000 or 2% to $17,629,000 in the third quarter and were up 2% to $34,204,000 in the nine months on a unit volume decrease of 2% in this quarter and an increase of 1% for the nine months.  Sales increases in excess of volume changes were due to pricing and mix changes. Coupon redemption costs, a reduction of sales, decreased 9% or about $83,000 for the quarter and decreased $81,000 or 4% for the nine months. Handheld sales to retail supermarket customers were $5,193,000 in the quarter and $16,861,000 for the nine months.

Sales of new products in the first twelve months since their introduction were approximately $2.2 million in the third quarter and $5.2 million in the nine months. Price increases accounted for approximately $1.0 million of sales in the quarter and $3.0 million in the nine months and net volume increases, including new product sales as defined above and handheld sales and net of increased coupon costs, accounted for approximately $1.0 million of sales in this quarter and $12.0 million of sales in the nine months. Operating income in our Retail Supermarkets segment increased from $3,545,000 to $4,115,000 in the quarter primarily because of operating income generated by handheld sales.  Operating income decreased from $7,677,000 to $7,597,000 in the nine months primarily as a result of higher trade spending for the introduction of new products and higher products costs related to ingredient and packaging cost increases.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 2% to $58,016,000 in the third quarter and increased $7,531,000 or 6% to $138,595,000 in the nine month period.  Beverage related sales alone were essentially unchanged in the third quarter and were up 2% to $91,616,000 in the nine months.   Gallon sales were down 5% for the three months and 2% for the nine months as we had double digit sales decline at several of our larger customers during the quarter. Service revenue increased 12% to $12,386,000 in the third quarter and 16% to $35,875,000 for the nine months with about 75% of the increase coming from three new service customers.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $360,000 lower this year than last in the three month period and $834,000 higher in the nine months. The approximate number of company owned frozen beverage dispensers was 42,000 and 39,900 at June 23, 2012 and September 24, 2011, respectively.  Operating income in our Frozen Beverage segment increased $932,000 to $10,573,000 in the third quarter and to $11,825,000 from $7,516,000 in the nine months as a result of increased sales as discussed above and controlled expenses. Higher gasoline costs of approximately $80,000 and $572,000 impacted the June quarter and nine months, respectively.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 32.04% in the three month period from 32.73% last year and decreased to 29.38% in the nine month period from 31.00% a year ago.  Higher ingredient and packaging costs compared to last year of approximately $1.5 million for the quarter and $10 million for the nine months and the lower gross margin percentage of handhelds sales through the anniversary of the acquisition date were primarily responsible for the decreased gross profit percentage. Without this handhelds impact, gross profit as a percentage of sales would have been about 32.6% in the quarter and 30.5% in the nine months.  Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of ingredient and packaging over the past 24 months. We anticipate these continuing market cost increases may result in higher costs to the company over the remaining three months of our fiscal year 2012.  Although we have implemented price increases to defray the impact of a portion or all of these cost increases, the impact of these higher costs and increased costs in operational areas may result in lower net earnings over the remaining three months of our fiscal year 2012 compared to our fiscal year 2011.

Total operating expenses increased $2,136,000 in the third quarter but as a percentage of sales decreased from 20% percent to 19%.  For the nine months, operating expenses increased $7,597,000, but as a percentage of sales decreased from 21% to 20% of sales.  The drops in percentages were generally because of increased sales.  Additionally, other general income of $183,000 in this year’s quarter compared to other general expense of $530,000, primarily acquisition costs, in last year’s quarter.   Marketing expenses were 9% of sales in both years’ quarter and decreased about 1/2 of one percent in the nine months, from 10% of sales to 9% of sales.  Distribution expenses were 7% of sales in both years’ quarter and 8% of sales in both years’ nine months.  Administrative expenses were 3% of sales in all periods.

Operating income increased $2,830,000 or 10% to 29,891,000 in the third quarter and increased $2,639,000 or 5% to $54,627,000 in the nine months as a result of the aforementioned items.  Additionally, for the nine months of this year operating income was impacted by approximately $800,000 of costs of a management and sales meeting held in October, which historically has been held every five years.

Gain on the bargain purchase of a business of $6,580,000 in last year’s quarter resulted from the fair value of the identifiable assets acquired in the handhelds acquisition exceeding the purchase price.

Investment income increased by $146,000 and $438,000 in the third quarter and nine months, respectively, due primarily to increased investments of marketable securities.

The effective income tax rate has been estimated at 38%     and 31% for the quarter this year and last year, respectively, and at 38% and at 34% for the nine months this year and last year, respectively. Adjusting out the effect of last year’s gain on bargain purchase of a business, the effective income tax rate was estimated at 39% and 38% for the quarter and nine months of last year, respectively.  We are estimating an effective income tax rate of between 37 1/2% and 38 1/2% for the year.

Net earnings decreased $4,654,000 or 20% in the current three month period to $18,672,000 and decreased 12% to $34,580,000 for the nine months this year from $39,079,000 last year as a result of the aforementioned items.  Without the benefit of last year’s gain on bargain purchase of a business, net earnings were $18,672,000 in this year’s quarter compared to $16,746,000 last year and were $34,580,000 for the nine months compared to $32,499,000 last year.

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

Item 4.           Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 23, 2012, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 23, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 6.            Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of
31.2		the Sarbanes-Oxley Act of 2002

99.5	&	Certification Pursuant to the 18 U.S.C.
99.6		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 23, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 23, 2012	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 23, 2012	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)