Form 10-K
period 2012-09-29
J&J SNACK FOODS CORP
filed 2012-11-27
CIK 785956

Snacking In America!

ICEE

J&J Snack Foods Corp.

2012 Annual Report

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

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our three business groups are Food Service, Frozen Beverages and Retail Supermarket. Each contributed to our 41st consecutive year of record sales in fiscal 2012.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Net Sales	$ 830,796	$ 744,071	$ 696,703	$ 653,047	$ 629,359	$ 568,901	$ 514,831	$ 457,112	$ 416,588	$ 364,567
Net Earnings	$ 54,118	$ 55,063	$ 48,409	$ 41,312	$ 27,908	$ 32,112	$ 29,450	$ 26,043	$ 22,710	$ 19,902
Total Assets	$ 603,044	$ 550,816	$ 483,994	$ 439,827	$ 408,408	$ 380,288	$ 340,808	$ 305,924	$ 277,424	$ 239,478
Long-Term Debt	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___
Capital Leases	$ 687	$ 801	$ 863	$ 381	$ 474	$ 565	$ ___	$ ___	$ ___	$ ___
Stockholders' Equity	$ 475,487	$ 432,388	$ 380,575	$ 342,844	$ 316,778	$ 295,582	$ 263,656	$ 234,762	$ 210,096	$ 182,564
Common Share Data										
EPS–Diluted	$ 2.86	$ 2.93	$ 2.59	$ 2.21	$ 1.47	$ 1.69	$ 1.57	$ 1.40	$ 1.24	$ 1.10
Book Value/Share	$ 25.32	$ 23.09	$ 20.58	$ 18.51	$ 16.90	$ 15.80	$ 14.28	$ 12.85	$ 11.67	$ 10.43
Shares Outstanding	$ 18,780	18,727	18,491	18,526	18,748	18,702	18,468	18,272	18,012	17,514
Dividends/Share	$ 0.52	$ .47	$ .43	$ .39	$ .37	$ .34	$ .30	$ .25	$ ___	$ ___

2011 Net Earnings includes gain on bargain purchase of a business of $6,580. All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

NET SALES (In Thousands)

$364,567
$416,588
$457,112
$514,831
$568,901
$629,359
$653,047
$696,703
$744,071
$830,796
'03 '04 '05 '06 '07 '08 '09 '10 '11 '12

NET EARNINGS (In Thousands)

$19,902
$22,710
$26,043
$29,450
$32,112
$27,908
$41,312
$48,409
$55,063
$54,118
'03 '04 '05 '06 '07 '08 '09 '10 '11 '12

STOCKHOLDERS' EQUITY (In Thousands)

$182,564
$210,096
$234,762
$263,656
$295,582
$316,778
$342,844
$380,575
$432,388
$475,487
'03 '04 '05 '06 '07 '08 '09 '10 '11 '12

PRESIDENT'S Letter

To Our Shareholders and Friends:

DREAM ON!!

Last year in my President's Letter celebrating our 40th anniversary, I closed my message with "We are the American dream! AHHH to be 40 again!! We are!!"

Well guess what??? We are now 41. That's 41 years young and we are still the American dream as we continue to drive our businesses and ourselves to continued growth and profits. So we "dream on" and carefully mix the dreams with reality. This past year our Company continued its successful track record and for the 41st year in a row, achieved record sales and increased profits.

2012 Financial Results in Brief...

- Sales increased 12% to $ 830.8 million
- Net income, without the benefit of a bargain gain in 2011, climbed 12% to $54.1 million
- Earnings per share were $2.86
- Operating income rose 11% to $85.0 million

Snacking in America...

Our front cover features youth of America enjoying refreshing and nutritious snack treats. Set in a beautiful pastoral setting, the mouth watering combination of tasty snacks which include SUPERPRETZEL soft pretzels, churros and an ICEE frozen carbonated beverage are all available in tens of thousands of locations throughout the USA, Canada and Mexico. Grazing on snacks is a modern day transformational change in the American way of life. For over 41 years, JJSF has been at the forefront of these changes and has been a constant leader in the niche snack food and beverage segment.

This past year we continued that leadership with strong sales gains in our core products:

- Soft pretzel sales, which rose sharply, were complemented by new pretzel products such as rolls, BAVARIAN STICKS and soft pretzel buns to casual dining restaurant and club stores.

- Churro sales including TIO PEPE and CALIFORNIA CHURROS brands were up over 11% for the year as these products continue to appeal to more customers in more places.

- ICEE and frozen beverages had its best year ever and our subsidiary company, ICEE de Mexico, followed up its record 2011 with an even better 2012.

- Our frozen hand held products including stuffed and enrobed sandwiches, fruit pies and burrito lines acquired from ConAgra foods in 2011 improved their sales and broadened their customer base.

- Bakery sales and operations improved for the year as new products and plant efficiency improvements were initiated.

Investing In Our Future...

We continue to invest in plant efficiencies and growing our business. During the past year we completed the expansion of our St. Louis bakery facility and added soft pretzel lines in our Carrollton (Dallas) Texas plant and pretzel and churro lines in our Bellmawr New Jersey plant to handle projected growth for 2013 and beyond.

Our Company continues to operate with conservative fiscal discipline. We plan on continued growth both organically and through acquisitions. Our management team is seasoned and complemented by young exceptional talent. All are eager and capable. The future remains bright...

Yes we dream on....

Sincerely,

Gerald B. Shreiber
President and Chairman
Novermber 21, 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2012

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

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    X    No __

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X

As of November 16, 2012, the latest practicable date, 18,749,353 shares of the Registrant’s common stock were issued and outstanding.  The aggregate market value of shares held by non-affiliates of the Registrant on such date was $764,966,763 based on the last sale price on March 23, 2012 of $51.38 per share.  March 23, 2012 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 7, 2013 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.
2012 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

i

Part I

Item 1.   Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries.  The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL and frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE and MINUTE MAID* brand names.  J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada.  Other snack food products include churros (an Hispanic pastry), funnel cake, dough enrobed handheld products and bakery products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen uncarbonated beverage.

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

The Company has made acquisitions in 2012 and in prior years as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

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

Food Service

The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros, dough enrobed handheld products and baked goods.  Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; casual dining restaurants; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions.

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, ICEE Squeeze-Up Tubes and dough enrobed handheld products including PATIO burritos. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

*MINUTE MAID is a registered trademark of the Coca-Cola Company

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada.  We also provide repair and maintenance service to customers for customers’ owned equipment.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, TEXAS TWIST, CINNAPRETZEL* and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 18% of the Company’s revenue in fiscal year 2012, 18% in 2011, and 19% in 2010.

Certain of the Company’s soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company’s soft pretzels from the USDA.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE and MINUTE MAID brand names.  Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments.  Frozen juice treats and dessert sales were 13% of the Company’s revenue in 2012, 14% of the Company’s revenue in 2011 and 14% in fiscal year 2010.

The Company’s school food service MINUTE MAID and WHOLE FRUIT frozen juice bars and cups are manufactured from an apple or pineapple juice concentrate to which water, sweeteners, coloring (in some cases) and flavorings are added.  The juice bars and cups contain three to four ounces of apple or pineapple juice and 100% of the daily US FDA value of vitamin C.  The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

The balance of the Company’s frozen juice treats and desserts products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks, pints and tubs.  Several of the products contain ice cream and WHOLE FRUIT contains pieces of fruit.

*CINNAPRETZEL is a registered trademark of Cinnabon, Inc.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in the fiscal year 2012, 6% in fiscal year 2011 and 5% in 2010. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula.  The churros are deep fried, frozen and packaged.  At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture.  The Company also sells fruit and crème-filled churros.  The
Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, HAND FULLS, HOLLY RIDGE BAKERY, VILLA TALIANO, TOP PICKS brand names and under private labels.  Handheld products are sold to the Food Service and Retail Supermarket segments.   Handheld product sales amounted to 6% of the Company's sales in 2012 and 2% in 2011.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and JANA’S brand names, and under private labels.  Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts.  Bakery products are sold to the Food Service segment.  Bakery products sales amounted to 32% of the Company’s sales in fiscal year 2012, 32% in 2011 and 34% in 2010.

Frozen Beverages

The Company markets frozen beverages primarily under
the names ICEE, SLUSH PUPPIE, PARROT ICE and ARCTIC BLAST in the United States, Mexico and Canada.  Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 16% of revenue in fiscal 2012, 18% in 2011 and 18% in 2010.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE and ARCTIC BLAST brands at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials.  In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages.  The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment, revenue from which amounted to 7% of sales in 2012, 7% of sales in 2011 and 8% of the Company sales in fiscal year 2010.  The Company sells frozen uncarbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 41%, 43% and 42% of our sales during fiscal years 2012, 2011 and 2010, respectively, with our largest customer accounting for 8% of our sales in 2012, 8% in 2011 and 8% in 2010. Three of the ten customers are food distributors who sell our product to many end users.  The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance.  If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.  If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company’s products are sold through a network of about 200 food brokers and over 1,000 independent sales distributors and the Company’s own direct sales force.  For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola, Florida;  Solon, Ohio; Weston, Oregon; and Holly Ridge, North Carolina.  Frozen beverages are distributed from 142 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas.  The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, TEXAS TWIST, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; FROSTAR, SHAPE-UPS, MAMA TISH’S, FRUIT-A-FREEZE, WHOLE FRUIT and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, PATIO for its handheld burritos and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, JANA’S and DADDY RAY’S for its bakery products.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States.  Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property.  Sales of our foreign operations were $19,491,000, $18,025,000 and $14,301,000 in fiscal years 2012, 2011 and 2010, respectively.  At September 29, 2012, the total assets of our foreign operations were approximately $16.3 million or 2.7% of total assets.  At September 24, 2011, the total assets of our foreign operations were approximately $13.7 million or 2.5% of total assets.

Employees

The Company has approximately 3,200 full and part time employees as of September 29, 2012.  Certain production and distribution employees at the Pennsauken and Bellmawr, New Jersey plants are covered by a collective bargaining agreement which expires in September 2013. Certain production and distribution employees at the Bridgeport, New Jersey plant are covered by a collective bargaining agreement which expires February 2, 2013.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 41%, 43% and 42% of our sales during fiscal years 2012, 2011 and 2010, respectively, with our largest customer accounting for 8% of our sales in 2012, 8% in 2011 and 8% in 2010. Three of the ten customers are food distributors who sell our product to many end users.  The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance.  If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.  If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Relating to the Control by Gerald B. Shreiber

Gerald B. Shreiber is the founder of the Company and the current beneficial owner of 20% of its outstanding stock.  Our Certificate of Incorporation provides that he has three votes on the Board of Directors (subject to certain adjustments).  Therefore, he and one other director have voting control of the Board.  The performance of this Company is greatly impacted by his leadership and decisions.  His voting control reduces the restrictions on his actions.  His retirement, disability or death may have a significant impact on our future operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States.  Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property.  Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States.  Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country.  Sales of our foreign operations were $19,491,000, $18,025,000 and $14,301,000 in fiscal years 2012, 2011 and 2010, respectively. At September 29, 2012, the total assets of our foreign operations were approximately $16.3 million or 2.7% of total assets.  At September 24, 2011, the total assets of our foreign operations were approximately $13.7 million or 2.5% of total assets.

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

Item 2.   Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot.  Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 65% of capacity. The Company owns a 128,000 square foot building adjacent to this manufacturing facility which contains a large freezer for warehousing and distribution purposes.  The warehouse has a utilization rate of 80-90% depending on product demand.  The Company leases, through January 2022, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant and owns a 43,000 square foot office and warehouse building in the same complex.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey.  The facility is used by the Company to manufacture some of its products including funnel cake, pretzels and churros. The facility operates at about 70% of capacity.

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

The Company leases through June 2015 a 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 75% of capacity.

The Company leases through November 2017 a 25,000 square foot frozen juice treat and dessert manufacturing facility located in Norwalk (Los Angeles), California which operates at approximately 30% of capacity.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia.  The lease runs through December 2020.  The facility operates at about 50% of capacity.

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility and a 42,000 square foot dry storage warehouse located on six acres in Scranton, Pennsylvania.  The manufacturing facility operates at approximately 65% of capacity.

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania.  The lease runs through June 2017.  The facility operates at approximately 70% of capacity.

The Company leases a 48,000 square foot soft pretzel manufacturing facility located in Carrollton, Texas.  The lease runs through April 2019.  The facility operates at approximately 70% of capacity. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2016.

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

The Company owns a 165,000 square foot fig and fruit bar manufacturing facility located on 9-1/2 acres in Moscow Mills (St. Louis), Missouri.  The facility operates at about 50% of capacity.

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings.  The building is approximately 14,000 square feet and the lease runs through December 2013. The manufacturing facility operates at approximately 75% of capacity.

The Company owns an 84,000 square foot handheld products manufacturing facility in Holly Ridge, North Carolina, which operates at about 40% of capacity.

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon, which operates at about 35% of capacity.  The facility is leased through May 13, 2021.

The Company also leases approximately 142 warehouse and distribution facilities in 44 states, Mexico and Canada.

Item 3.   Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4.   Mine Safety Disclosures

Not applicalbe

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.”  The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 24, 2011 and September 29, 2012.

Common Stock Market Price

	High	Low	Dividend Declared

Fiscal 2011
First quarter	$49.88	$41.27	$0.1175
Second quarter	50.25	41.91	0.1175
Third quarter	53.44	45.55	0.1175
Fourth quarter	55.58	43.25	0.1175

Fiscal 2012
First quarter	$54.53	$45.12	$0.1300
Second quarter	54.17	46.73	0.1300
Third quarter	58.15	48.57	0.1300
Fourth quarter	59.80	51.91	0.1300

As of October 26, 2012, there were 6,755 beneficial shareholders.

In our fiscal year ended September 29, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125. All of the shares were purchased in the fourth quarter.  Subsequent to September 29, 2012 and through October 31, 2012, we purchased and retired 48,255 shares of our common stock at a cost of $2,762,602.  On November 8, 2012 the Company’s Board of directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock.

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

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among J & J Snack Foods Corp., the NASDAQ Composite Index, and the S&P Packaged Foods & Meats Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/07
9/08
9/09
9/10
9/11
9/12
J & J Snack Foods Corp.
NASDAQ Composite
S&P Packaged Foods & Meats

*$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Item 6.   Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements.  The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2010, 2011 and 2012.
	Fiscal year ended in September (In thousands except per share data)
	2012	2011	2010	2009	2008

Net Sales	$830,796	$744,071	$696,703	$653,047	$629,359
Net Earnings	$54,118	$55,063	$48,409	$41,312	$27,908
Total Assets	$603,044	$550,816	$483,994	$439,827	$408,408
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$687	$801	$863	$381	$474
Stockholders' Equity	$475,487	$432,388	$380,575	$342,844	$316,778
Common Share Data
Earnings Per Diluted Share	$2.86	$2.93	$2.59	$2.21	$1.47
Earnings Per Basic Share	$2.87	$2.95	$2.61	$2.23	$1.49
Book Value Per Share	$25.32	$23.09	$20.58	$18.51	$16.90
Common Shares Outstanding At Year End	18,780	18,727	18,491	18,526	18,748
Cash Dividends Declared Per Common Share	$0.52	$0.47	$0.43	$0.39	$0.37

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

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, cash flow and valuation assumptions in performing asset impairment tests of long-lived and intangible assets, estimates of the value and useful lives of intangible assets and insurance reserves.

There are numerous critical assumptions that may influence accounting estimates in these and other areas.  We base our critical assumptions on historical experience, third-party data and various other estimates we believe to be reasonable. A description of the aforementioned policies follows:

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers.  Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract.  Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.  Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods.  For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets.  Additional uncertainty may occur as customers take deductions when they make payments to us.  This creates complexities because our customers do not always provide reasons for the deductions taken.  Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment.  We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects.  Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $12 million at both September 29, 2012 and September 24, 2011.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $276,000, $423,000 and $493,000 for the fiscal years 2012, 2011 and 2010, respectively. At September 29, 2012 and September 24, 2011, our accounts receivables were $76,414,000 and $75,000,000 net of an allowance for doubtful accounts of $685,000 and $653,000.

Asset Impairment – We have three reporting units with goodwill totaling $76,899,000 as of September 29, 2012. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 29, 2012 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Useful Lives of Intangible Assets - Most of our trade names which have carrying value have been assigned an indefinite life and are not amortized because we plan to receive the benefit from them indefinitely.  If we decide to curtail or eliminate the use of any of the trade names or if sales that are generated from any particular trade name do not support the carrying value of the trade name, then we would record impairment or assign an estimated useful life and amortize over the remaining useful life.  Rights such as prepaid licenses and non compete agreements are amortized over contractual periods.  The useful lives of customer relationships are based on the discounted cash flows expected to be received from sales to the customers adjusted for an attrition rate.  The loss of a major customer or declining sales in general could create an impairment charge.

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,300 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 29, 2012 and September 24, 2011 was $1,332,000 and $1,427,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2012 and 2011 was $1,800,000 and $1,100,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $6,200,000 and $5,700,000 at September 29, 2012 and September 24, 2011, respectively.  We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0.  However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum.  For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.  In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At each of September 29, 2012 and September 24, 2011, we had outstanding letters of credit totaling $8,175,000.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2012 (53 weeks) Compared to Fiscal 2011 (52 weeks)

Net sales increased $86,725,000, or 12%, to $830,796,000 in fiscal 2012 from $744,071,000 in fiscal 2011. Excluding sales from the extra week in 2012, sales increased approximately 10% from 2011 to 2012.

Excluding sales from the acquisitions of the frozen handheld business of ConAgra Foods in May 2011 and Kim & Scott’s Gourmet Pretzels in June 2012 in the twelve months post acquisitions and the extra week in 2012, sales increased approximately 5% for the year.

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

FOOD SERVICE

Sales to food service customers increased $57,700,000 or 12%, to $521,262,000 in fiscal 2012. Excluding sales from the extra week in 2012, sales increased approximately 10% from 2011 to 2012.  Excluding handhelds and Kim & Scott’s sales in the twelve months post acquisitions and the extra week in 2012, sales increased approximately 6% for the year. Soft pretzel sales to the food service market increased 14% to $118,014,000 for the year aided by increased sales to restaurant chains, warehouse club stores and throughout our customer base. Increased sales to one customer accounted for approximately 25% of the pretzel sales increase.  Excluding Kim & Scott’s sales, food service soft pretzel sales increased 12% for the year. Frozen juice bar and ices sales increased $4,073,000 or 8%, to $53,813,000 for the year primarily as the result of higher sales to warehouse club stores and throughout our customer base.  Increased sales to one customer accounted for about 85% of the frozen juices and ices sales increase.  Churro sales to food service customers increased 11% to $45,974,000 in 2012 with sales increasing generally throughout our customer base, with sales to international customers accounting for about 1/3 of the sales increase. Sales of bakery products increased $24,904,000, or 10%, for the year as sales were spread throughout our customer base.  Handheld sales to food service customers were $27,818,000 in 2012. Funnel cake and related funnel cake product sales decreased by $8,564,000 to $8,033,000 with lower sales to three customers accounting for all of the decrease. Sales of new products in the first twelve months since their introduction were approximately $15.2 million for the year. Price increases accounted for approximately $16.1 million of sales for the year and net volume increases, including new product sales as defined above and sales resulting from the acquisitions of Kim & Scott’s and the handheld business, accounted for approximately $41.6 million of sales for the year. Operating income in our Food Service segment increased from $46,171,000 in 2011 to $49,770,000 in 2012 primarily as a result of increased sales volume and price increases which offset higher ingredient and packaging cost increases of about $9 million and the negative impact of the sharp decline in funnel cake sales.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $18,769,000 or 21% to $109,868,000 in fiscal year 2012.  Excluding sales from the extra week in 2012, sales increased approximately 18% from 2011 to 2012.  Excluding handheld sales and Kim & Scott’s sales in the twelve months post acquisitions and the extra week in 2012, sales increased approximately 2% for the year.  Soft pretzel sales to retail supermarkets were $33,842,000 compared to $32,044,000 in 2011 on a unit volume increase of 2%.  Sales of frozen juices and ices increased $1,733,000 or 3% to $53,673,000 on flat volume.  Coupon redemption costs, a reduction of sales, decreased 16% or about $635,000 for the year.  Handheld sales to retail supermarket customers were $24,358,000 in 2012.  Sales of products in the first twelve months since their introduction were approximately $7.0 million in fiscal year 2012. Price increases accounted for approximately $3.7 million of sales for the year and net volume increases, including new product sales as defined above and handheld sales and Kim & Scott’s sales and net of decreased coupon costs, accounted for approximately $15.0 million of sales for the year. Operating income in our Retail Supermarkets segment increased from $11,830,000 in 2011 to $13,316,000 in 2012 primarily due to operating income generated by handheld sales and lower coupon expense.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 5% to $199,666,000 in fiscal 2012. Excluding sales from the extra week in 2012, sales increased approximately 4% from 2011 to 2012.  Beverage sales alone increased 2% to $135,436,000 for the year with increases and decreases throughout our customer base.  Domestic gallon sales were flat in our base ICEE business. Service revenue increased 15% to $49,115,000 for the year with increases and decreases spread across our customer base.  Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, increased from $11,362,000 in 2011 to $13,136,000 in 2012.  The estimated number of Company owned frozen beverage dispensers was 42,500 and 40,800 at September 29, 2012 and September 24, 2011, respectively.  Operating income in our Frozen Beverage segment increased from $18,582,000 in 2011 to $21,881,000 in 2012 as a result of increased sales as discussed above and controlled expenses.  Higher gasoline costs of approximately $900,000 impacted the year’s operating income.

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

Gross profit as a percentage of sales decreased to 30.11% in 2012 from 30.88% in 2011.  Higher ingredient and packaging costs compared to last year of approximately $10 million and the lower gross profit margin of handheld sales were primarily responsible for the decreased gross profit percentage.  Without this handhelds impact, gross profit as a percentage of sales would have been roughly the same for 2011 and 2012.  Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of flour and packaging as well as other lesser used ingredients over the past six months which we anticipate will result in higher costs over some portions of our fiscal year 2013.

Total operating expenses increased $12,027,000 to $165,218,000 in fiscal 2012 but as a percentage of sales decreased .70 percentage points to 20% of sales.  Marketing expenses decreased .30 percentage points and remained at 9% of sales. Distribution expenses decreased .23 percentage points to 7% of sales. Administrative expenses decreased .15 percentage points and were 3% of sales in both years. The drops in percentages were generally because of increased sales.  Other general expense of $458,000 this year compared to other general expense of $524,000 in 2011.  Included in other general expense in 2012 is $404,000 of acquisition costs and costs of relocating Kim & Scott’s operations. Included in other general expense in 2011 is $546,000 of acquisition costs.

Operating income for the year was impacted by approximately $800,000 of costs of a management and sales meeting held in October 2011, which has historically been held every five years.

Operating income increased $8,384,000 or 11% to $84,967,000 in fiscal year 2012 as a result of the aforementioned items.

Gain on the bargain purchase of a business of $6,580,000 in 2011 resulted from the fair value of the identifiable assets acquired in the handhelds acquisition exceeding the purchase price.

Investment income increased by $351,000 to $1,392,000 due to increased investments in marketable securities.

The effective income tax rate increased 2.78 percentage points to 37% from 35% last year.  Adjusting out the effect of the gain on bargain purchase of a business, the effective tax rate in 2011 was 37%.

Net earnings decreased $945,000 or 2%, in fiscal 2012 to $54,118,000, or $2.86 per diluted share as a result of the aforementioned items.  Without the benefit of the gain on bargain purchase of a business in 2011, net earnings were $48,483,000 in 2011 compared to $54,118,000 this year.

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

In June 2012, we acquired the assets of Kim & Scott’s Gourmet Pretzels, Inc., a manufacturer and seller of a premium brand soft pretzel.  This business had sales of approximately $8 million over the prior twelve months to food service and retail supermarket customers, and had sales of approximately $1.8 million in our 2012 fiscal year from the acquisition date.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $782,000 in accumulated other comprehensive loss in 2012, an increase of $1,060,000 in 2011 and a decrease of $577,000 in 2010. In 2012, sales of the two subsidiaries were $19,491,000 as compared to $18,025,000 in 2011 and $14,301,000 in 2010.

In our fiscal year ended September 29, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125. All of the shares were purchased in the fourth quarter.  Subsequent to September 29, 2012 and through October 31,2012, we purchased and retired 48,255 shares of our common stock at a cost of $2,762,602.  On November 8, 2012 the Company’s Board of directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock.

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock.

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000.

In November 2011, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 29, 2012 or under the prior facility at September 24, 2011. The significant financial covenants are:

● Tangible net worth must initially be more than $294 million.

● Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 29, 2012.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2012 and 2011 was $1,800,000 and $1,100,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At each of September 29, 2012 and September 24, 2011, we had outstanding letters of credit totaling $8,175,000.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Longterm debt, including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	687	340	277	70	-
Purchase commitments	55,000	55,000	-	-	-
Operating leases	46,058	8,090	12,778	7,506	17,684
Total	$101,745	$63,430	$13,055	$7,576	$17,684

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2012 Compared to Fiscal 2011

Cash and cash equivalents and marketable securities held to maturity increased $25,425,000, or 16%, to $180,410,000 from a year ago for reasons described below.

Accounts receivables, net increased $1,414,000, or 2%, to $76,414,000 in 2012 due to increased sales levels in our fourth quarter which was offset by improved collections. Inventories increased $6,300,000 or 10% to $69,761,000 in 2012 due to higher unit costs of inventory and increased inventory requirements due to increased sales.

Prepaid expenses and other decreased to $2,220,000 from $4,196,000 last year because of estimated federal income tax payments made in 2011 which resulted in prepaid income taxes of $1,814,000 at September 2011.

Net property, plant and equipment increased $16,894,000 to $141,544,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets, and because of the addition of $724,000 in fixed assets acquired in the Kim & Scott’s acquisition.  Included in purchases of property, plant and equipment in 2012 is approximately $6.5 million for a building addition at our manufacturing facility in Moscow Mills, MO and $7.5 million for pretzel lines added at our facilities in Bellmawr, NJ and Carrollton, TX.

Goodwill increased to $76,899,000 because of $6,829,000 acquired in the Kim & Scott’s acquisition.

Other intangible assets, less accumulated amortization decreased $3,541,000 to $48,464,000 due to intangible assets of $436,000 acquired in the Kim & Scott’s acquisition and a separate purchase of a $500,000 intangible asset, net of amortization expense of $4,477,000.

Accounts payable and accrued liabilities increased $5,057,000 due to increased levels of business and higher purchase costs of ingredients and packaging, and because of an accrued liability of $962,000 for income taxes that existed on September 2012 compared to none at September 2011.

Accrued compensation expense increased 2% to $13,151,000 due to an increase in our employee base and a general increase in the level of pay rates.

Deferred income tax liabilities increased by $3,824,000 to $44,874,000 which related primarily to amortization of goodwill and other intangible assets and depreciation of property, plant and equipment.

Other long-term liabilities at September 29, 2012 include $825,000 of gross unrecognized tax benefits which decreased from $973,000 a year ago due to reductions for tax positions of prior years.

Common stock decreased $2,006,000 to $43,011,000 in 2012 because repurchases of our common stock of $8,167,000 exceeded   increases totaling $6,161,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities increased $8,969,000 to $89,425,000 in 2012 primarily because of an increase of accounts receivable of $605,000 in 2012 compared to an increase of $5,231,000 in 2011 and an increase in deferred income taxes of $3,108,000 in 2012 compared to an increase of $6,108,000 in 2011.  Additionally, net earnings in 2011 included a gain on bargain purchase of a business of $6,580,000 which did not contribute to cash provided by operating activities.

Net cash used in investing activities decreased $54,587,000 to $9,318,000 in 2012 from $63,905,000 in 2011 primarily because net proceeds from redemption and sales of marketable securities of $41,294,000 in 2012 compared to net purchases of marketable securities of $25,725,000 in 2011.  This change of $67,019,000 was partially offset by higher spending of $13,676,000 on purchases of property, plant and equipment.

Net cash used in financing activities of $13,800,000 in 2012 compared to net cash used by financing activities of $3,407,000 in 2011.  The increase was caused primarily by $8,167,000 of payments to repurchase common stock and increased dividend payments of $1,009,000.

In 2012, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment, purchases of companies, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash.  Although the balance of our long-term debt is $0 at September 29, 2012, we may borrow in the future depending on our needs.

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

Item 7A.   Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders.  As of September 29, 2012, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 29, 2012, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 29, 2012, because it does not believe its foreign exchange exposure is significant.

Item 8.   Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.   Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.   Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 29, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures.  There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 29, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 29, 2012, our internal control over financial reporting is effective.  There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 29, 2012.  Their report, dated November 27, 2012, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.   Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 7, 2013 (“2012 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2012 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 7, 2013 is incorporated herein by reference.

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

Item 11.   Executive Compensation

Information concerning executive compensation appearing in the Company’s 2012 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment.  All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 7, 2013 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	70	Chairman of the Board, President, Chief Executive Officer and Director

Dennis G. Moore	56	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Robert M. Radano	63	Senior Vice President, Sales and Chief Operating Officer

Dan Fachner	52	President of The ICEE Company Subsidiary

Gerard G. Law	38	Senior Vice President and Assistant to the President

Robert J. Pape	55	Senior Vice President Sales

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971.  His term as a director expires in 2015.

Dennis G. Moore joined the Company in 1984.  He served in various controllership functions prior to becoming the Chief Financial Officer in June 1992.  His term as a director expires in 2017.

Robert M. Radano joined the Company in 1972 and in May 1996 was named Chief Operating Officer of the Company.  Prior to becoming Chief Operating Officer, he was Senior Vice President, Sales responsible for national food service sales of J & J.

Dan Fachner has been an employee of The ICEE Company, which was acquired by the Company in May 1987, since 1979.  He was named Senior Vice President of The ICEE Company in April 1994 and became President in May 1997.

Gerard G. Law joined the Company in 1992.  He served in various manufacturing and sales management capacities prior to becoming Senior Vice President, Western Operations in 2009.  He was named to his present position in 2011 in which he has responsibility for marketing, research and development and overseeing a number of the manufacturing facilities of J & J.

Robert J. Pape joined the Company in 1998.  He served in various sales and sales management capacities prior to becoming Senior Vice President Sales in 2010.

Item 12.   Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 29, 2012.

	( a )	( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstandng options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )

Equity compensation plans approved by security holders	576,328	$45.09	1,195,000

Equity compensation plans not approved by security holders	-	-	-

Total	576,328	$45.09	1,195,000

Item 13.   Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2012 Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2012 Proxy Statement is incorporated herein by reference.

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

(b)  Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990 (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990).

3.2	Revised Bylaws adopted November 19, 2007 (Incorporated by reference from the Company’s Form 10-K dated December 7, 2011).

4.3
Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

4.4	First Amendment and Modification to Amendment and Restated Loan Agreement (Incorporated by reference from the Company’s Form 10-K dated December 7, 2011).

10.2*	J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 21, 2011).

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

14.1	Code of Ethics Pursuant to Section 406 of theSarbanes-Oxley Act of 2002 (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101.1**	The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Statements of Earnings,
(ii)	Consolidated Balance Sheets,
(iii)	Consolidated Statements of CashFlows,
(iv)	Consolidated Statement of Changes in Stockholders' Equity and
(v)	The Notes to the Consolidated Financial Statements

* Compensatory Plan
** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

November 27, 2012	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 27, 2012	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

November 27, 2012	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)

November 27, 2012	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 27, 2012	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 27, 2012	/s/ Leonard M. Lodish
Leonard M. Lodish, Director

J & J SNACK FOODS CORP.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and Subsidiaries as of September 29, 2012 and September 24, 2011, and the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 29, 2012 (53 weeks, 52 weeks, and 52 weeks, respectively).  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule, listed in the index appearing under Item 15. We have also audited J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  J&J Snack Foods Corp. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J&J Snack Foods Corp. and Subsidiaries as of September 29, 2012 and September 24, 2011, and the consolidated results of its operations and its consolidated cash flows for each of the three fiscal years in the period ended September 29, 2012 (53 weeks, 52 weeks, and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. In our opinion, J&J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control-Integrated Framework, issued by COSO.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

November 27, 2012

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 29, 2012	September 24, 2011
Assets
Current assets
Cash and cash equivalents	$154,198	$87,479
Marketable securities held to maturity	1,214	25,506
Accounts receivable, net	76,414	75,000
Inventories, net	69,761	63,461
Prepaid expenses and other	2,220	4,196
Deferred income taxes	4,261	4,208
Total current assets	308,068	259,850

Property, plant and equipment, at cost	483,873	446,856
Less accumulated depreciation and amortization	342,329	322,206
	141,544	124,650

Other assets
Goodwill	76,899	70,070
Other intangible assets, net	48,464	52,005
Marketable securities held to maturity	24,998	42,000
Other	3,071	2,241
	153,432	166,316
	$603,044	$550,816

Liability and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$340	$278
Accounts payable	59,649	55,918
Accrued liabilities	5,919	4,593
Accrued compensation expense	13,151	12,859
Dividends payable	2,446	2,200
Total current liabilities	81,505	75,848

Long-term obligations under capital leases	347	523
Deferred income taxes	44,874	41,050
Other long-term liabilities	831	1,007

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,780,000 and 18,727,000 respectively	43,011	45,017
Accumulated other comprehensive loss	(3,132)	(3,914)
Retained Earnings	435,608	391,285
	475,487	432,388
	$603,044	$550,816

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal Year Ended

	September 29, 2012	September 24, 2011	September 25, 2010
	(53 weeks)	(52 weeks)	(52 weeks)

Net Sales	$830,796	$744,071	$696,703
Cost of goods sold (1)	580,611	514,297	468,923
Gross Profit	250,185	229,774	227,780

Operating expenses
Marketing (2)	76,318	70,637	72,103
Distribution (3)	62,250	57,462	52,146
Administrative (4)	26,192	24,568	24,282
Other general expense	458	524	2,087
	165,218	153,191	150,618
Operating Income	84,967	76,583	77,162

Other income (expenses)
Gain on bargain purchase of a business	-	6,580	-
Investment income	1,392	1,041	1,114
Interest expense & other	(73)	(138)	(179)

Earnings before income taxes	86,286	84,066	78,097

Income taxes	32,168	29,003	29,688

NET EARNINGS	$54,118	$55,063	$48,409

Earnings per diluted share	$2.86	$2.93	$2.59

Weighted average number of diluted shares	18,917	18,789	18,703

Earnings per basic share	$2.87	$2.95	$2.61

Weighted average number of basic shares	18,854	18,672	18,528

(1) Includes share-based compensation expense of $270 for the year ended September 29, 2012, $157 for the year ended September 24, 2011 and $182 for the year ended September 25, 2010.
(2) Includes share-based compensation expense of $403 for the year ended September 29, 2012, $347 for the year ended September 24, 2011 and $448 for the year ended September 25, 2010.
(3) Includes share-based compensation expense of $27 for the year ended September 29, 2012, $18 for the year ended September 24, 2011 and $21 for the year ended September 25, 2010.
(4) Includes share-based compensation expense of $546 for the year ended September 29, 2012, $396 for the year ended September 24, 2011 and $597 for the year ended September 25, 2010.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Amount	Loss	Earnings	Total	Income
Balance at September 27, 2009	18,526	$41,777	$(3,431)	$304,498	$342,844
Issuance of common stock upon exercise of stock options	142	2,325	-	-	2,325
Issuance of common stock for employee stock purchase plan	22	726	-	-	726
Foreign currency translation adjustment	-	-	577	-	577	$577
Issuance of common stock under deferred stock plan	5	280	-	-	280
Dividends declared	-	-	-	(7,931)	(7,931)
Share-based compensation	-	1,113	-	-	1,113
Repurchase of common stock	(204)	(7,768)	-	-	(7,768)
Net earnings	-	-	-	48,409	48,409	48,409
Comprehensive income	-	-	-	-	-	$48,986

Balance at September 25, 2010	18,491	$38,453	$(2,854)	$344,976	$380,575
Issuance of common stock upon exercise of stock options	214	4,608	-	-	4,608
Issuance of common stock for employee stock purchase plan	20	769	-	-	769
Foreign currency translation adjustment	-	-	(1,060)	-	(1,060)	$(1,060)
Issuance of common stock to directors	2	75	-	-	75
Dividends declared	-		-	(8,754)	(8,754)
Share-based compensation	-	1,112	-	-	1,112
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	55,063	55,063	55,063
Comprehensive income	-	-	-	-	-	$54,003

Balance at September 24, 2011	18,727	$45,017	$(3,914)	$391,285	$432,388
Issuance of common stock upon exercise of stock options	105	3,332	-	-	3,332
Issuance of common stock for employee stock purchase plan	20	896	-	-	896
Foreign currency translation adjustment	-	-	782	-	782	$782
Issuance of common stock under deferred stock plan	70	687	-	-	687
Dividends declared	-	-	-	(9,795)	(9,795)
Share-based compensation	-	1,246	-	-	1,246
Repurchase of common stock	(142)	(8,167)	-	-	(8,167)
Net earnings	-	-	-	54,118	54,118	54,118
Comprehensive income	-	-	-	-	-	$54,900

Balance at September 29, 2012	18,780	$43,011	$(3,132)	$435,608	$475,487

The accompanying notes are an integral part of this statement

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	September 29, 2012	September 24, 2011	September 25, 2010
	(53 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$54,118	$55,063	$48,409
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	26,175	25,046	24,498
Amortization of intangibles and deferred costs	4,762	5,188	5,354
(Gains)losses from disposals and impairment of property & equipment	(146)	52	(14)
Share-based compensation	1,246	918	1,248
Gain on bargain purchase of a business	-	(6,580)	-
Deferred income taxes	3,108	6,108	3,219
Changes in assets and liabilities, net of effects from purchase of companies:
Increase in accounts receivable	(605)	(5,231)	(8,629)
Increase in inventories	(6,463)	(6,262)	(4,422)
Decrease(increase) in prepaid expenses and other	1,982	1,870	(4,101)
Increase in accounts payable and accrued liabilities	5,248	4,284	2,446
Net cash provided by operating activities	89,425	80,456	68,008
Investing activities:
Payments for purchases of companies, net of cash acquired	(7,900)	(8,806)	(25,185)
Purchases of property, plant and equipment	(42,800)	(29,124)	(33,531)
Purchases of marketable securities	(68,450)	(63,293)	(50,496)
Proceeds from redemption and sales of marketable securities	109,744	37,568	67,362
Proceeds from disposal of property and equipment	1,038	394	407
Other	(950)	(644)	(12)
Net cash used in investing activities	(9,318)	(63,905)	(41,455)
Financing activities:
Payments to repurchase common stock	(8,167)	-	(7,768)
Proceeds from issuance of common stock	4,228	5,377	3,051
Payments on capitalized lease obligations	(312)	(244)	(143)
Payment of cash dividend	(9,549)	(8,540)	(7,749)
Net cash used in financing activities	(13,800)	(3,407)	(12,609)
Effect of exchange rates on cash and cash equivalents	412	(330)	378
Net increase in cash and cash equivalents	66,719	12,814	14,322
Cash and cash equivalents at beginning of year	87,479	74,665	60,343
Cash and cash equivalents at end of year	$154,198	$87,479	$74,665

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

2.  Revenue Recognition

We recognize revenue from our products when the products are shipped to our customers.  Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract.  Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $12 million at both September 29, 2012 and September 24, 2011.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses.  The cost of shipping products to the customer classified as Distribution expenses was $62,250,000, $57,462,000 and $52,146,000 for the fiscal years ended 2012, 2011 and 2010, respectively.

During the years ended September 29, 2012, September 24, 2011 and September 25, 2010, we sold $20,324,000, $18,711,000, and $16,185,000, respectively, of repair and maintenance service contracts in our frozen beverage business. At September 29, 2012 and September 24, 2011, deferred income on repair and maintenance service contracts was $1,398,000 and $1,383,000, respectively, of which $6,000 and $34,000 is included in other long-term liabilities as of September 29, 2012 and September 24, 2011, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet.  Repair and maintenance service contract income of $20,309,000, $18,744,000 and $16,192,000 was recognized for the fiscal years ended 2012, 2011 and 2010, respectively.

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

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

5.  Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

6.  Concentrations of Credit Risk and Accounts Receivable

We maintain cash balances at financial institutions located in various states. Our cash is in bank accounts which are insured by the Federal Deposit Insurance Corporation with no limit under existing law through December 31, 2012.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions.  We usually have approximately 10 customers with accounts receivable balances of between $1 million and $7 million.

We have several large customers that account for a significant portion of our sales.   Our top ten customers accounted for 41%, 43% and 42% of our sales during fiscal years 2012, 2011 and 2010, respectively, with our largest customer accounting for 8% of our sales in 2012, 8% in 2011 and 8% in 2010. Three of the ten customers are food distributors who sell our product to many end users.

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

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used.  At September 29, 2012 and September 24, 2011, our reserve for inventory was $3,883,000 and $4,615,000, respectively.

8.  Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 29, 2012, consists solely of investments classified as held to maturity. See Note C for further information on our holdings of investment securities.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

As of September 29, 2012 and September 24, 2011, the total amount of gross unrecognized tax benefits is $541,000 and $638,000, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  The Company had $284,000 and $335,000 of accrued interest and penalties as of September 29, 2012 and September 24, 2011, respectively.  We recognized $10,000, $8,000 and $7,000 of penalties and interest in the years ended September 29, 2012, September 24, 2011 and September 25, 2010 respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 24, 2011	$638
Additions based on tax positions related to the current year	73
Reductions for tax positions of prior years	(170)
Settlements	-
Balance at September 29, 2012	$541

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax.  Virtually all the returns noted above are open for examination for three to four years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 29, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$54,118	18,854	$2.87

Effect of Dilutive Securities
Options	-	63	$(0.01)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$54,118	18,917	$2.86

162,142 anti-dilutive shares have been excluded in the computation of 2012 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 24, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousand, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$55,063	18,672	$2.95

Effect of Dilutive Securities
Options	-	117	$(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$55,063	18,789	$2.93

143,515 anti-dilutive shares have been excluded in the computation of 2011 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 25, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$48,409	18,528	$2.61

Effect of Dilutive Securities
Options	-	175	$(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$48,409	18,703	$2.59

110,910 anti-dilutive shares have been excluded in the computation of 2010 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

13. Accounting for Stock-Based Compensation

At September 29, 2012, the Company has three stock-based employee compensation plans.  Share-based compensation was recognized as follows:

	Fiscal year ended
	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands, except per share amounts)

Stock options	$684	$288	$592
Stock purchase plan	256	203	184
Deferred stock issued to outside directors	-	46	138
Restricted stock issued to an employee	1	-	28
	$941	$537	$942

Per diluted share	$0.05	$0.03	$0.05

The above compensation is net of tax benefits	$305	$381	$306

At September 29, 2012, the Company has unrecognized compensation expense of approximately $3.2 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2012, 2011 and 2010: expected volatility of 28.3% for fiscal year 2012, 28.6% for fiscal year 2011 and 29.0% for fiscal year 2010: weighted average risk-free interest rates of .81%, 1.56% and 2.21%; dividend rate of .9%, .9% and 1.2%  and expected lives ranging between 5 and 10 years for all years.  An expected forfeiture rate of 18% was used for 2012 and 13% was used for fiscal years 2011 and 2010.

Expected volatility is based on the historical volatility of the price of our common shares over the past 52 to 54 months for 5 year options and 10 years for 10 year options.  We use historical information to estimate expected life and forfeitures within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

14. Advertising Costs

Advertising costs are expensed as incurred.  Total advertising expense was $2,571,000, $1,919,000 and $2,751,000 for the fiscal years 2012, 2011 and 2010, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

15. Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 29, 2012, we have approximately $55 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.  Our policy is to recognize estimated losses on purchase commitments when they occur.  At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16. Research and Development Costs

Research and development costs are expensed as incurred.  Total research and development expense was $501,000, $941,000 and $866,000 for the fiscal years 2012, 2011 and 2010, respectively.

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

In December 2010, the FASB issued guidance which requires that if a company presents comparative financial statements to include business combinations, the company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma adjustments to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective for our fiscal year beginning September 25, 2011. The adoption of this guidance has not had a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2010, the FASB issued guidance related to goodwill impairment testing for reporting entities with a zero or negative carrying amount.  Under the amended guidance, we must consider whether it is more likely than not that a goodwill impairment exists for reporting units with a zero or negative carrying amount.  If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test must be performed to measure the amount of the goodwill impairment loss, if any.   This guidance was effective for our fiscal year 2012 and has not had a material impact on our financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

In June 2012, we acquired the assets of Kim & Scott’s Gourmet Pretzels, Inc., a manufacturer and seller of a premium brand soft pretzel.  This business had sales of approximately $8 million over the prior twelve months to food service and retail supermarket customers, and had sales of approximately $1.8 million in our 2012 fiscal year from the acquisition date.

The purchase price allocation for the Kim and Scott’s acquisition is as follows:

(in thousands)

Working Capital	$(89)
Property, plant & equipment	724
Trade Names	126
Customers Relationships	235
Non Compete Agreement	75
Goodwill	6,829

Purchase Price	$7,900

Acquisition costs of $155,000 for the Kim & Scott’s acquisition are included in other general expense in the consolidated statements of earnings for the year ended September 29, 2012.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 29, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
US Government Agency Debt	$24,998	$126	$-	$25,124
Certificates of Deposit	1,214	-	-	1,214
	$26,212	$126	$-	$26,338

All of the certificates of deposit are within the FDIC limits for insurance coverage. Included in the certificates of deposit are $960,000 pledged as collateral to a municipal sewer district.

On October 1, 2012, we purchased $30 million of securities which we will classify as available for sale.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 29, 2012 and September 24, 2011 are summarized as follows:

	September 29, 2012		September 24, 2011
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$1,214	$1,214	$25,506	$25,525
Due after one year through five years	-	-	6,000	6,014
Due after five years through ten years	24,998	25,124	36,000	35,976

Total held to maturity securities	$26,212	$26,338	$67,506	$67,515
Less current portion	1,214	1,214	25,506	25,525
Long term held to maturity securities	$24,998	$25,124	$42,000	$41,990

Proceeds from the sale and redemption of marketable securities were $109,744,000, $37,568,000 and $67,362,000 in the years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 29, 2012	September 24, 2011
	(in thousands)
Finished goods	$32,439	$28,770
Raw materials	14,584	13,160
Packaging materials	5,985	5,791
Equipment parts and other	16,753	15,740
	$69,761	$63,461

Inventory is presented net of an allowance for obsolescence of $3,883,000 and $4,615,000 as of fiscal year ends 2012 and 2011, respectively.

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 29, 2012	September 24, 2011	Estimated Useful Lives
	(in thousands)		(years)

Land	$2,496	$2,496		-
Buildings	26,741	15,766	15	-	39.5
Plant machinery and equipment	172,529	158,408	5	-	20
Marketing equipment	233,612	223,490	5	-	7
Transportation equipment	4,879	4,264		5
Office equipment	14,987	13,650	3	-	5
Improvements	22,889	21,054	5	-	20
Construction in progress	5,740	7,728		-
	$483,873	$446,856

Depreciation expense was $26,175,000, $25,046,000 and $24,498,000 for fiscal years 2012, 2011 and 2010, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 29, 2012		September 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	545	456	470	425
Customer relationships	40,187	22,582	40,024	18,993
License and rights	3,606	2,519	3,606	2,425
	$57,218	$25,557	$56,980	$21,843

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$4,006	$-	$3,380	$-

Amortized Intangible Assets
Customer relationships	279	31	207	8
	$4,285	$31	$3,587	$8

FROZEN BEVERAGES
Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	189
Customer relationships	6,478	4,201	6,478	3,540
Licenses and rights	1,601	644	1,601	574
	$17,592	$5,043	$17,592	$4,303

CONSOLIDATED	$79,095	$30,631	$78,159	$26,154

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

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

Intangible assets of $198,000 and $238,000 were acquired in the food service and retail supermarket segments, respectively, in the Kim and Scott’s acquisition in fiscal year 2012.

Separately, an intangible asset of $500,000 was purchased in the retail supermarket segment in fiscal year 2012.

Aggregate amortization expense of intangible assets for the fiscal years 2012, 2011 and 2010 was $4,477,000, $4,811,000 and $4,687,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2013, $4,400,000 in 2014 and 2015, $4,200,000 in 2016 and $1,700,000 in 2017.  The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food Service	Retail Supermarkets	Frozen Beverages	Total

Balance at September 29, 2012	$39,115	$1,844	$35,940	$76,899
Balance at September 24, 2011	$34,130	$-	$35,940	$70,070

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually by management for impairment.  Our impairment analysis for 2012 and 2010 was based on a combination of the income approach, which estimates the fair value of discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon our stock market multiples. Our impairment analysis for 2011 was a qualitative assessment in which we have considered historical net cash provided by operating activities and purchases of property, plant and equipment, their relationship to the carrying value of goodwill, recent fair value calculations of our reporting units and our assessment of the likelihood, based on an assessment of what we know about our Company’s products and markets, costs and general economic conditions, that the relationship of cash flow to the carrying value of goodwill will change significantly in the foreseeable future.   There were no impairment charges in 2012, 2011 or 2010.

Goodwill of $6,829,000 was acquired in the Kim and Scott’s acquisition in fiscal year 2012 which was allocated $4,985,000 to the food service segment and $1,844,000 to the retail supermarkets segment.

NOTE G – LONG-TERM DEBT

In November 2011, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016, with the availability of repayments without penalty.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice.  As of September 29, 2012, there were no outstanding balances under the facility and at September 24, 2011, there were no outstanding balances under the prior facility.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 29, 2012	September 24, 2011
	(in thousands)
Capital lease obligations, with interest at 6.25%, payable in monthly installments of $6,030, through March 2015	$167	$-

Capital lease obligations, with interest at 7.6%, payable in monthly installments of $3,162, through November 2017	157	182

Capital lease obligations, with interest at 5.8%, payable in monthly installments of $14,625, through May 2014	277	432

Capital lease obligations, with interest at 2.6%, payable in monthly installments in $8,700, through August 2013	86	187
	687	801
Less current portion	340	278
	$347	$523

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands)
Current
U.S. Federal	$21,573	$17,065	$21,020
Foreign	1,408	950	970
State	5,416	4,871	4,484
	28,397	22,886	26,474

Deferred
U.S. Federal	$3,124	$3,988	$2,692
Foreign	(14)	409	(48)
State	661	1,720	570
	3,771	6,117	3,214
	$32,168	$29,003	$29,688

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands)

Income taxes at statutory rates	$30,200	$29,423	$27,334
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	3,777	3,279	3,403
Domestic production activities deduction	(1,553)	(1,500)	(850)
Gain on bargain purchase	-	(2,303)	-
Other, net	(256)	104	(199)
	$32,168	$29,003	$29,688

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

Deferred tax assets and liabilities consist of the following:

	September 29, 2012	September 24, 2011
	(in thousands)
Deferred tax assets
Vacation accrual	$1,422	$1,390
Insurance accrual	2,722	2,591
Deferred income	13	34
Allowances	2,130	2,074
Inventory capitalization	709	653
Share-based compensation	794	1,301
Unclaimed Property	-	632
Other, net	11	19
	7,801	8,694
Deferred tax liabilities
Amortization of goodwill and other intangible assets	19,030	17,418
Depreciation of property and equipment	29,360	28,090
Other, net	24	28
	48,414	45,536
	$40,613	$36,842

NOTE J - COMMITMENTS

1.  Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 29, 2012:

	Plants and Offices	Equipment	Total
	(in thousands)
2013	$5,086	$3,004	$8,090
2014	4,687	2,219	6,906
2015	4,438	1,434	5,872
2016	3,093	1,081	4,174
2017	2,630	702	3,332
2018 and thereafter	17,684	-	17,684
	$37,618	$8,440	$46,058

Total rent expense was $13,215,000, $14,076,000 and $13,099,000 for fiscal years 2012, 2011 and 2010, respectively.

2.  Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J - COMMITMENTS (continued)

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims.  Accruals for claims under our self-insurance program are recorded on a claims incurred basis.  Our total recorded liability for all years’ claims incurred but not yet paid was $6,200,000 and $5,700,000 at September 29, 2012 and September 24, 2011, respectively.  In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers.  At each of September 29, 2012 and September 24, 2011, we had outstanding letters of credit totaling $8,175,000.

We have a self-insured medical plan which covers approximately 1,300 of our employees.  We record a liability for incurred buy not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period.  Our recorded liability at September 29, 2012 and September 24, 2011 was $1,332,000 and $1,427,000, respectively.
NOTE K - CAPITAL STOCK

In our fiscal year ended September 29, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125. All of the shares were purchased in the fourth quarter.  Subsequent to September 29, 2012 and through October 31, 2012, we purchased and retired 48,255 shares of our common stock at a cost of $2,762,602.  On November 8, 2012 the Company’s Board of directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock.

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock.

In our fiscal year ended September 25, 2010, we purchased and retired 203,507 shares of our common stock at a cost of $7,768,000.

NOTE L – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”).  Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified.  The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant.  The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant.  There were 800,000 shares reserved under the Plan; options for 636,000 shares remain unissued as of September 29, 2012.  There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods.  The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period.  In fiscal years 2012, 2011 and 2010 employees purchased 20,318, 19,708 and 22,143 shares at average purchase prices of $44.11, $39.04 and $32.70, respectively.  ESPP expense of $256,000, $203,000 and $184,000 was recognized for fiscal years 2012, 2011 and 2010, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

A summary of the status of our stock option plans as of fiscal years 2012, 2011 and 2010 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
	Stock Options Outstanding	Weighted- Average Exercise Price	Stock Options Outstanding	Weighted- Average Exercise Price

Balance, September 27, 2009	428,944	$26.45	306,354	$19.55
Granted	101,330	36.77	20,000	41.75
Exercised	(92,760)	16.40	(72,354)	10.12
Cancelled	(19,505)	33.47	(10,000)	38.81

Balance, September 25, 2010	418,009	30.86	244,000	23.38
Granted	101,200	50.93	45,315	49.57
Exercised	(186,039)	23.52	(62,000)	10.30
Cancelled	(10,050)	36.77	-	-

Balance, September 24, 2011	323,120	41.18	227,315	32.17
Granted	118,210	57.87	45,932	57.70
Exercised	(71,350)	39.03	(62,000)	19.77
Cancelled	(14,300)	41.13	-	-

Balance, September 29, 2012	355,680	$47.16	211,247	$41.36
Exercisable Options September 29, 2012	47,686		100,000

The weighted-average fair value of incentive options granted during fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010 was $13.43, $12.52 and $9.12, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010, was $16.32, $14.95 and $17.33, respectively. The total intrinsic value of stock options exercised was $3.2 million, $7.0 million and $5.1 million in fiscal years 2012, 2011 and 2010, respectively.

The total cash received from these option exercises was $2.4 million, $3.4 million and $1.2 million in fiscal years 2012, 2011 and 2010, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.0 million, $1.4 million and $1.3 million in fiscal years 2012, 2011 and 2010, respectively.

The following table summarizes information about incentive stock options outstanding at September 29, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at September 29, 2012	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at September 29, 2012	Weighted-Average Exercise Price
$27.45	-	$38.70	139,120	1.5	$35.42	47,686	$32.90
$44.16	-	$58.90	216,560	4.4	$54.71	-	$-
			355,680			47,686

The following table summarizes information about nonqualified stock options outstanding at September 29, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at September 29, 2012	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable at September 29, 2012	Weighted-Average Exercise Price
$20.43	-	$29.78	40,000	2.6	$25.10	40,000	$25.10
$31.10	-	$41.75	80,000	5.7	$35.46	60,000	$33.36
$47.59	-	$57.99	91,247	6.6	$53.67	-	$-
			211,247			100,000

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees.  Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions.  Contributions of $1,662,000, $1,480,000 and $1,436,000 were made in fiscal years 2012, 2011 and 2010, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands)
Cash paid for:
Interest	$70	$36	$76
Income taxes	$23,864	$19,594	$31,379

Non cash items:
Capital leases	$198	$182	$625

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, ICEE Squeeze-Up Tubes and dough enrobed handheld products including PATIO burritos.  Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

	Fiscal year ended

	September 29, 2012	September 24, 2011	September 25, 2010
		(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$118,014	$103,943	$100,694
Frozen juices and ices	53,813	49,740	47,273
Churros	45,974	41,583	31,732
Handhelds	27,818	8,865	-
Bakery	266,192	241,288	234,032
Other	9,451	18,143	24,075
	$521,262	$463,562	$437,806

Retail Supermarket
Soft pretzels	$33,842	$32,044	$30,463
Frozen juices and ices	53,673	51,940	48,288
Handhelds	24,358	9,424	-
Coupon redemption	(3,222)	(3,857)	(3,399)
Other	1,217	1,548	767
	$109,868	$91,099	$76,119

Frozen Beverages
Beverages	$135,436	$133,372	$128,125
Repair and maintenance service	49,115	42,608	40,410
Machines sales	13,136	11,362	11,964
Other	1,979	2,068	2,279
	$199,666	$189,410	$182,778

Consolidated Sales	$830,796	$744,071	$696,703

Depreciation and Amortization:
Food Service	$17,287	$16,986	$17,252
Retail Supermarket	23	8	-
Frozen Beverages	13,627	13,240	12,600
	$30,937	$30,234	$29,852

Operating Income:
Food Service	$49,770	$46,171	$50,220
Retail Supermarket	13,316	11,830	11,281
Frozen Beverages	21,881	18,582	15,661
	$84,967	$76,583	$77,162

Capital Expenditures:
Food Service	$28,504	$14,905	$18,392
Retail Supermarket	-	-	-
Frozen Beverages	14,296	14,219	15,139
	$42,800	$29,124	$33,531

Assets:
Food Service	$453,509	$405,927	$341,285
Retail Supermarket	6,098	3,579	2,731
Frozen Beverages	143,437	141,310	139,978
	$603,044	$550,816	$483,994

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 29, 2012
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)

1st Quarter	$172,686	$46,406	$5,485	$0.29
2nd Quarter	189,554	53,987	10,423	0.55
3rd Quarter	226,335	72,507	18,672	0.99
4th Quarter	242,221	77,285	19,538	1.03
Total	$830,796	$250,185	$54,118	$2.86

	Fiscal Year Ended September 24, 2011
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)

1st Quarter	$155,632	$46,101	$7,094	$0.38
2nd Quarter	162,731	49,022	8,659	0.46
3rd Quarter	206,328	67,541	23,326	1.24
4th Quarter	219,380	67,110	15,984	0.85
Total	$744,071	$229,774	$55,063	$2.93

(1) Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to Expense	Deductions		Closing Balance

2012	Allowance for doubtful accounts	$653,000	$276,000	$244,000	(1)	$685,000

2011	Allowance for doubtful accounts	$591,000	$423,000	$361,000	(1)	$653,000

2010	Allowance for doubtful accounts	$623,000	$493,000	$525,000	(1)	$591,000

2012	Inventory Reserve	$4,615,000	$1,291,000	$2,023,000	(2)	$3,883,000

2011	Inventory Reserve	$4,189,000	$1,931,000	$1,505,000	(2)	$4,615,000

2010	Inventory Reserve	$4,209,000	$1,509,000	$1,529,000	(2)	$4,189,000

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

Robyn Shreiber
Vice President, National Account Sales

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales -Food Service

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Vice Chairman of the Board
Emerging Growth Equities, Ltd.

Leonard M. Lodish, Ph.D. (1)(2)(3)
Samuel R. Harrell Professor, The Wharton School, University of Pennsylvania

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

OFFICERS OF SUBSIDIARY COMPANIES

J&J SNACK FOODS SALES CORP.

Thomas Weber
Senior Vice President, Operations

William Dougherty
Vice President, Finance
Country Home Bakers, LLC

Mimi Ford
Vice President, Educational Channel

MIA PRODUCTS

T.J. Couzens
Vice President/General Manager

Ernest Fogle
Vice President, Research & Development

THE ICEE COMPANY

Dan Fachner
President

Kent Galloway
Vice President and Chief Financial Officer

Scott Carter
Vice President, Operations

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O' Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Greg Lowery
President

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2012	**HIGH**	**LOW**
1st Quarter	$54.53	$45.12
2nd Quarter	54.17	46.73
3rd Quarter	58.15	48.57
4th Quarter	59.80	51.91

FISCAL 2011	**HIGH**	**LOW**
1st Quarter	$49.88	$41.27
2nd Quarter	50.25	41.91
3rd Quarter	53.44	45.55
4th Quarter	55.58	43.25

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, LLP
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

Thursday, February 7, 2013
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

J&J SNACK FOODS CORP.

ICEE

SUPERPRETZEL SOFT PRETZELS

LUIGI'S

The Funnel Cake Factory

California CHURROS

Minute Maid JUICE BARS

DOGSTERS

WholeFruit

Mrs. GoodCookie

Country Home Bakers

Bavarian Bakery

PATIO

Gourmet Twists topped soft pretzels

KIM & SCOTT'S GOURMET PRETZELS Handmade Soft Pretzels

Pretzel Fillers Stuffed soft pretzels

TIO PEPE'S CHURROS

Daddy Ray's

BAKERS BEST

Mary B's Biscuits

SLUSH PUPPIE

READI-BAKE

TEXAS TWIST

UPTOWN BAKERIES

www.jjsnack.com