Form 10-Q
period 2012-12-29
J&J SNACK FOODS CORP
filed 2013-01-28
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 29, 2012
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

As January 21, 2013, there were 18,797,826 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number
Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – December 29, 2012 (unaudited) and September 29, 2012	3

Consolidated Statements of Earnings (unaudited) – Three Months Ended December 29, 2012 and December 24, 2011	4

Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended December 29, 2012 and December 24, 2011	5

Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 29, 2012 and December 24, 2011	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 6. Exhibits	22

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 29, 2012	September 29, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$80,216	$154,198
Marketable securities held to maturity	976	1,214
Accounts receivable, net	66,640	76,414
Inventories, net	76,855	69,761
Prepaid expenses and other	2,702	2,220
Deferred income taxes	4,319	4,261
Total current assets	231,708	308,068

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	173,785	172,529
Marketing equipment	235,179	233,612
Transportation equipment	4,911	4,879
Office equipment	15,266	14,987
Improvements	23,421	22,889
Construction in progress	7,885	5,740
	489,684	483,873
Less accumulated depreciation and amortization	347,734	342,329
	141,950	141,544
Other assets
Goodwill	76,899	76,899
Other intangible assets, net	47,345	48,464
Marketable securities held to maturity	24,998	24,998
Marketable securities available for sale	80,029	-
Other	3,309	3,071
	232,580	153,432
	$606,238	$603,044
Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$318	$340
Accounts payable	49,528	53,047
Accrued insurance liability	8,934	7,532
Accrued income taxes	5,660	962
Accrued liabilities	3,945	4,027
Accrued compensation expense	9,652	13,151
Dividends payable	-	2,446
Total current liabilities	78,037	81,505

Long-term obligations under capital leases	281	347
Deferred income taxes	44,954	44,874
Other long-term liabilities	776	831

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,783,000 and 18,780,000 respectively	42,596	43,011
Accumulated other comprehensive loss	(3,237)	(3,132)
Retained Earnings	442,831	435,608
	482,190	475,487
	$606,238	$603,044
The accompanying notes are an integral part of these statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 29, 2012	December 24, 2011

Net Sales	$191,408	$172,686

Cost of goods sold(1)	137,273	126,280
Gross Profit	54,135	46,406

Operating expenses
Marketing (2)	17,136	17,659
Distribution (3)	15,400	14,219
Administrative (4)	6,599	6,066
Other general income	(61)	(1)
	39,074	37,943

Operating Income	15,061	8,463

Other income (expense)
Investment income	776	355
Interest expense & other	(25)	(39)

Earnings before income taxes	15,812	8,779

Income taxes	5,586	3,294

NET EARNINGS	$10,226	$5,485

Earnings per diluted share	$0.54	$0.29

Weighted average number of diluted shares	18,870	18,874

Earnings per basic share	$0.54	$0.29

Weighted average number of basic shares	18,807	18,806

(1)	Includes share-based compensation expense of $125 and $64 for the three months ended December 29, 2012 and December 24, 2011, respectively.
(2)	Includes share-based compensation expense of $173 and $95 for the three months ended December 29, 2012 and December 24, 2011, respectively.
(3)	Includes share-based compensation expense of $8 and $6 for the three months ended December 29, 2012 and December 24, 2011, respectively.
(4)	Includes share-based compensation expense of $201 and $129 for the three months ended December 29, 2012 and December 24, 2011, respectively.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	December 29, 2012	December 24, 2011

Net Earnings	$10,226	$5,485

Foreign currency translation adjustments	(123)	(156)
Unrealized holding gain on marketable securities	29	-
Tax effect	(11)	-

Total Other Comprehensive Loss, net of tax	(105)	(156)

Comprehensive Income	$10,121	$5,329

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)     (in thousands)

	Three months ended
	December 29, 2012	December 24, 2011
Operating activities:
Net earnings	$10,226	$5,485
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	6,790	6,357
Amortization of intangibles and deferred costs	1,197	1,213
Share-based compensation	507	294
Deferred income taxes	15	(85)
Other	(2)	(23)
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	9,787	19,112
Increase in inventories	(6,994)	(2,941)
(Increase) decrease in prepaid expenses	(483)	1,896
Decrease in accounts payable and accrued liabilities	(3,781)	(10,640)
Net cash provided by operating activities	17,262	20,668
Investing activities:
Purchases of property, plant and equipment	(7,481)	(8,869)
Purchases of marketable securities	(80,002)	(37,454)
Proceeds from redemption of marketable securities	240	33,310
Proceeds from disposal of property and equipment	261	102
Other	(37)	(611)
Net cash used in investing activities	(87,019)	(13,522)
Financing activities:
Payments to repurchase common stock	(2,763)	-
Proceeds from issuance of stock	1,700	1,825
Payments on capitalized lease obligations	(88)	(69)
Payment of cash dividend	(3,004)	(2,200)
Net cash used in financing activities	(4,155)	(444)
Effect of exchange rate on cash and cash equivalents	(70)	(90)
Net (decrease) increase in cash and cash equivalents	(73,982)	6,612
Cash and cash equivalents at beginning of period	154,198	87,479
Cash and cash equivalents at end of period	$80,216	$94,091

See accompanying notes to the consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position nd the results of operations and cash flows.  Certain prior year amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported net earnings.

The results of operations for the three months ended December 29, 2012 and December 24, 2011 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Note 2            We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $987,000 and $685,000 at December 29, 2012 and September 29, 2012, respectively.

Note 3            Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $6,790,000 and $6,357,000 for the three months ended December 29, 2012 and December 24, 2011, respectively.

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

	Three Months Ended December 29, 2012
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$10,226	18,807	$0.54

Effect of Dilutive Securities
Options	-	63	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$10,226	18,870	$0.54

	Three Months Ended December 24, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$5,485	18,806	$0.29

Effect of Dilutive Securities
Options	-	68	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$5,485	18,874	$0.29

Note 5            At December 29, 2012, the Company has three stock-based employee compensation plans.  Share-based compensation was recognized as follows:

	Three months ended
	December 29,	December 24,
	2012	2011
	(in thousands, except per share amounts)

Stock Options	$175	$95
Stock purchase plan	92	65
Stock issued to outside directors	12	-
Restricted stock issued to an employee	4	-
	$283	$160

Per diluted share	$0.01	$0.01

The above compensation is net of tax benefits	$224	$134

The Company anticipates that share-based compensation will not exceed $1.2 million net of tax benefits, or approximately $.06 per share for the fiscal year ending September 28, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2013 first three months: expected volatility of 26%; risk-free interest rate of .67%; dividend rate of .9% and expected lives of 5 years.

During the 2013 three month period, the Company granted 1,100 stock options.  The weighted-average grant date fair value of these options was $12.24. During the 2012 three month period, the Company granted 1,500 stock options.  The weighted-average grant date fair value of these options was $11.62.

Expected volatility is based on the historical volatility of the price of our common shares over the past 55 months for 5 year options and 10 years for 10 year options.  We use historical information to estimate expected life and forfeitures within the valuation model.  The expected term of awards represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

Note 6            We account for our income taxes under the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Additionally, we recognize a liability for income taxes and associated penalties and interest for tax positions taken or expected to be taken in a tax return which are more likely than not to be overturned by taxing authorities (“uncertain tax positions”).  We have not recognized a tax benefit in our financial statements for these uncertain tax positions.

The total amount of gross unrecognized tax benefits is $510,000 and $541,000 on December 29, 2012 and September 29, 2012, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of December 29, 2012 and September 29, 2012, respectively, the Company has $287,000 and $284,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 7            In June 2011, the FASB issued guidance which gives us the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, we are required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This guidance was adopted in our fiscal year 2013 first quarter and did not have a material impact on our financial statements.

Note 8             Inventories consist of the following:

	December 29,	September 29,
	2012	2012
	(unaudited)
	(in thousands)

Finished goods	$36,884	$32,439
Raw Materials	16,927	14,584
Packaging materials	6,348	5,985
Equipment parts & other	16,696	16,753
	$76,855	$69,761

The above inventories are net of reserves	$3,943	$3,883

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

	Three months ended
	December 29,	December 24,
	2012	2011
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$32,594	$25,617
Frozen juices and ices	7,527	7,852
Churros	13,807	10,386
Handhelds	6,314	6,414
Bakery	68,305	60,820
Other	1,640	1,980
	$130,187	$113,069

Retail Supermarket
Soft pretzels	$8,578	$8,134
Frozen juices and ices	6,470	7,080
Handhelds	6,313	5,881
Coupon redemption	(789)	(757)
Other	131	496
	$20,703	$20,834

Frozen Beverages
Beverages	$25,297	$23,981
Repair and maintenance service	11,842	11,543
Machines sales	3,048	2,913
Other	331	346
	$40,518	$38,783

Consolidated Sales	$191,408	$172,686

Depreciation and Amortization:
Food Service	$4,509	$4,200
Retail Supermarket	8	5
Frozen Beverages	3,470	3,365
	$7,987	$7,570

Operating Income (loss):
Food Service	$12,597	$7,254
Retail Supermarket	1,570	1,824
Frozen Beverages	894	(615)
	$15,061	$8,463

Capital Expenditures:
Food Service	$5,260	$6,313
Retail Supermarket	-	-
Frozen Beverages	2,221	2,556
	$7,481	$8,869

Assets:
Food Service	$460,524	$406,275
Retail Supermarket	6,090	4,087
Frozen Beverages	139,624	134,933
	$606,238	$545,295

Note 10          Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 29, 2012 and September 29, 2012 are as follows:

	December 29, 2012		September 29, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	-	$12,880	$-

Amortized intangible assets
Non compete agreements	545	461	545	456
Customer relationships	40,187	23,483	40,187	22,582
License and rights	3,606	2,543	3,606	2,519
	$57,218	$26,487	$57,218	$25,557

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$4,006	$-	$4,006	$-

Amortized Intangible Assets
Customer relationships	279	39	279	31
	$4,285	$39	$4,285	$31

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	4,364	6,478	4,201
Licenses and rights	1,601	662	1,601	644
	$17,592	$5,224	$17,592	$5,043

CONSOLIDATED	$79,095	$31,750	$79,095	$30,631

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. No intangible assets were acquired in the three months ended December 29, 2012.  Aggregate amortization expense of intangible assets for the three months ended December 29, 2012 and December 24, 2011 was $1,119,000 and $1,132,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2013, $4,400,000 in 2014 and 2015 and $4,200,000 in 2016 and $1,700,000 in 2017. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at December 29, 2012	$39,115	$1,844	$35,940	$76,899

There were no changes in the carrying amounts of goodwill for the three months ended December 29, 2012.

Note 11          We have classified our investment securities as marketable securities held to maturity and available for sale.  The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB has established three levels of inputs that may be used to measure fair value:

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

Marketable securities held to maturity and available for sale values are derived solely from level 1 inputs.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 29, 2012 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
US Government Agency Debt	$24,998	$74	$11	$25,061
Certificates of Deposit	976	1	-	977
	$25,974	$75	$11	$26,038

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 29, 2012 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Mutual Funds	$80,000	$159	$130	$80,029

	$80,000	$159	$130	$80,029

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 29, 2012 and September 29, 2012 are summarized as follows:

	December 29, 2012		September 29, 2012

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$976	$977	$1,214	$1,214
Due after one year through five years	-	-	-	-
Due after five years through ten years	24,998	25,061	24,998	25,124
Total held to maturity securities	$25,974	$26,038	$26,212	$26,338
Less current portion	976	977	1,214	1,214
Long term held to maturity securities	$24,998	$25,061	$24,998	$25,124

Proceeds from the redemption and sale of marketable securities were $240,000 and $33,310,000 in the three months ended December 29, 2012 and December 24, 2011, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

Note 12          In May 2011, we acquired the frozen handheld business of ConAgra Foods.  This business had sales of approximately $50 million over the prior twelve months to food service and retail supermarket customers and sales of $18.3 million in our 2011 fiscal year from the acquisition date.

In June 2012, we acquired the assets of Kim & Scott’s Gourmet Pretzels, Inc., a manufacturer and seller of a premium brand soft pretzel.  This business had sales of approximately $8 million over the prior twelve months to food service and retail supermarket customers and had sales of approximately $1.8 million in our 2012 fiscal year from the acquisition date.

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

Acquisition costs of $546,000 for the handhelds acquisition are included in other general expense in the consolidated statements of earnings for the year September 24, 2011.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.16 per share of its common stock payable on December 27, 2012, to shareholders of record as of the close of business on December 11, 2012.

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

In the three months ended December 29, 2012 and December 24, 2011, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $123,000 in accumulated other comprehensive loss in the 2013 first quarter and an increase of $156,000 in accumulated other comprehensive loss in the 2012 first quarter.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 29, 2012.

Results of Operations

Net sales increased $18,722,000 or 11% to $191,408,000 for the three months ended December 29, 2012 compared to the three months ended December 24, 2011.

Excluding sales resulting from the acquisition of Kim & Scott’s Gourmet Pretzels in June 2012, sales increased approximately 10% for the three months.

FOOD SERVICE

Sales to food service customers increased $17,118,000 or 15% in the first quarter to $130,187,000.  Excluding Kim & Scott’s sales, food service sales increased approximately 14% for the quarter.  Soft pretzel sales to the food service market increased 27% to $32,594,000 in the first quarter due to increased sales to restaurant chains, warehouse club stores and throughout our customer base. Increased sales to two customers accounted for approximately 50% of the increase in pretzel sales in the quarter. Without Kim & Scott’s, pretzel sales increased about 23%.  Frozen juices and ices sales decreased 4% to $7,527,000 in the three months resulting from lower sales to school food service accounts partially offset by higher sales to warehouse club stores.  Churro sales to food service customers increased 33% to $13,807,000 in the first quarter with sales to one restaurant chain accounting for 85% of the increase.

Sales of bakery products increased $7,485,000 or 12% in the first quarter to $68,305,000 as sales increases were spread throughout our customer base.

Sales of new products in the first twelve months since their introduction were approximately $4.8 million in this quarter. Price increases accounted for approximately $3.0 million of sales in the quarter and net volume increases, including new product sales as defined above and sales resulting from the acquisition of Kim & Scott’s, accounted for approximately $14.1 million of sales in the quarter.

Operating income in our Food Service segment increased from $7,254,000 to $12,597,000 in the quarter. Operating income for the quarter benefited from increased sales volume and price increases. Additionally, last year’s quarter was impacted by a management and sales meeting expense of about $550,000.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $131,000 or less than 1% to $20,703,000 the first quarter.  Excluding Kim & Scott’s sales, sales decreased 2% for the first quarter.  Soft pretzel sales for the first quarter were up 5% to $8,578,000 on a  unit volume increase of 6% for the quarter. Excluding Kim & Scott’s sales, soft pretzel sales increased about 2% for this quarter.  Sales of frozen juices and ices decreased $610,000 or 9% to $6,470,000 in the first quarter on a unit volume decrease of 14% in this quarter. Coupon redemption costs, a reduction of sales, increased 4% or about $32,000 for the quarter. Handheld sales to retail supermarket customers increased 7% to $6,313,000 in the quarter.

Sales of new products in the first twelve months since their introduction were approximately $1.2 million in the first quarter. Price increases accounted for approximately $200,000 of sales in the quarter and net volume decreases, including new product sales as defined above and Kim & Scott’s sales and net of increased coupon costs, accounted for approximately $300,000 of the sales decrease in this quarter. Operating income in our Retail Supermarkets segment decreased from $1,824,000 to $1,570,000 in the quarter primarily because of increased allowances for the introduction of products into additional retailers, lower sales and increased advertising expenses.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 4% to $40,518,000 in the first quarter.  Beverage related sales alone were up 5% in the first quarter. Gallon sales were up 2% for the three months.  Service revenue increased 3% to $11,842,000 in the first quarter with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $135,000 or 5% higher in  the three month period. The approximate number of company owned frozen beverage dispensers was 42,700 and 42,500 at December 29, 2012 and September 29, 2012, respectively.  Operating income in our Frozen Beverage segment was $894,000 in this year’s quarter compared to an operating loss of $615,000 last year.  The improvement in operating results was from a combination of higher sales and a reduction of expenses.  Last year’s quarter included a management and sales meeting expense of about $200,000.

CONSOLIDATED

Gross profit as a percentage of sales increased to 28.28% in the three month period from 26.87% last year.  Higher volume in our food service segment was the primary reason for the improved gross profit margin.  Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward; however, there has been a very significant increase in the market cost of flour and packaging as well as lesser used ingredients over the past nine months which we anticipate will result in higher costs over the balance of our fiscal year, although there was no impact in our first quarter.

Total operating expenses increased $1,131,000 in this quarter but as a percentage of sales decreased from 22% percent to 20%.  The drop in percentage was generally because of increased sales and lower expenses in our frozen beverage segment and the overall reduction of $800,000 in expense because of the management and sales meeting we had last year.  Marketing expenses decreased from 10% of sales last year to 9% this year also because of higher sales and reduction of expenses.  Distribution expenses were 8% of sales in both years’ quarter.  Administrative expenses were 3.45% of sales this year compared to 3.51% of sales last year.

Operating income increased $6,598,000 or 78% to $15,061,000 in the first quarter as a result of the aforementioned items.

Investment income increased by $421,000 in the quarter due primarily to increased investments of marketable securities.  We invested $80 million in this quarter in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration.  We estimate yield from these funds to approximate 4%.

The effective income tax rate has been estimated at 35% and 38% for the quarter this year and last year, respectively. We are estimating an effective income tax rate of between 36 1/2% and 37% for the year.  The first quarter benefitted from a reduction of tax expense because of changes in estimates related to a prior year.

Net earnings increased $4,741,000 or 86% in the current three month period to $10,226,000 as a result of the aforementioned items.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2012 annual report on Form 10-K filed with the SEC.

Item 4.           Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 29, 2012, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of
31.2		the Sarbanes-Oxley Act of 2002

99.5	&	Certification Pursuant to the 18 U.S.C.
99.6		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Earnings,
(iii) Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statements of Cash Flows and
(v) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 28, 2013	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 28, 2013	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)