Form 10-Q
period 2013-03-30
J&J SNACK FOODS CORP
filed 2013-04-29
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 2013
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
Yes                                                      X           No

As April 22, 2013 there were 18,808,926 shares of the Registrant’s Common Stock outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 30, 2013	September 29, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$102,338	$154,198
Marketable securities held to maturity	4,077	1,214
Accounts receivable, net	79,285	76,414
Inventories, net	75,017	69,761
Prepaid expenses and other	3,146	2,220
Deferred income taxes	4,376	4,261
Total current assets	268,239	308,068

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	175,412	172,529
Marketing equipment	237,593	233,612
Transportation equipment	5,526	4,879
Office equipment	15,568	14,987
Improvements	23,646	22,889
Construction in progress	10,069	5,740
	497,051	483,873
Less accumulated depreciation and amortization	354,097	342,329
	142,954	141,544
Other assets
Goodwill	76,899	76,899
Other intangible assets, net	46,232	48,464
Marketable securities held to maturity	2,000	24,998
Marketable securities available for sale	80,292	-
Other	3,217	3,071
	208,640	153,432
	$619,833	$603,044
Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$297	$340
Accounts payable	51,220	53,047
Accrued insurance liability	9,517	7,532
Accrued income taxes	2,667	962
Accrued liabilities	3,275	4,027
Accrued compensation expense	10,030	13,151
Dividends payable	3,008	2,446
Total current liabilities	80,014	81,505

Long-term obligations under capital leases	214	347
Deferred income taxes	45,023	44,874
Other long-term liabilities	673	831

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,806,000 and 18,780,000 respectively	43,927	43,011
Accumulated other comprehensive loss	(2,501)	(3,132)
Retained Earnings	452,483	435,608
	493,909	475,487
	$619,833	$603,044

The accompanying notes are an integral part of these statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012

Net Sales	$201,326	$189,554	$392,734	$362,240

Cost of goods sold(1)	143,175	135,567	280,448	261,847
Gross Profit	58,151	53,987	112,286	100,393

Operating expenses
Marketing (2)	16,809	17,404	33,945	35,063
Distribution (3)	15,713	14,212	31,113	28,431
Administrative (4)	6,460	6,219	13,059	12,285
Other general expense (income)	10	(121)	(51)	(122)
	38,992	37,714	78,066	75,657

Operating Income	19,159	16,273	34,220	24,736

Other income (expense)
Investment income	896	380	1,672	735
Interest expense & other	(28)	(4)	(53)	(43)

Earnings before income taxes	20,027	16,649	35,839	25,428

Income taxes	7,367	6,226	12,953	9,520

NET EARNINGS	$12,660	$10,423	$22,886	$15,908

Earnings per diluted share	$0.67	$0.55	$1.21	$0.84

Weighted average number of diluted shares	18,886	18,930	18,878	18,902

Earnings per basic share	$0.67	$0.55	$1.22	$0.84

Weighted average number of basic shares	18,800	18,858	18,803	18,832

(1)
Includes share-based compensation expense of $102 and $227 for the three months and six months ended March 30, 2013, respectively and $59 and $123 for the three months and six months ended March 24, 2012.

(2)
Includes share-based compensation expense of $137 and $310 for the three months and six months ended March 30, 2013, respectively and $89 and $184 for the three months and six months ended March 24, 2012.

(3)	Includes share-based compensation expense of $7 and $15 for the three months and six months ended March 30, 2013, respectively and $6 and $12 for the three months and six months ended March 24, 2012.
(4)
Includes share-based compensation expense of $163 and $364 for the three months and six months ended March 30, 2013, respectively and $121 and $250 for the three months and six months ended March 24, 2012.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012

Net Earnings	$12,660	$10,423	$22,886	$15,908

Foreign currency translation adjustments	570	931	447	775
Unrealized holding gain on marketable securities	263	-	292	-
Tax effect	(97)	-	(108)	-

Total Other Comprehensive Income, net of tax	736	931	631	775

Comprehensive Income	$13,396	$11,354	$23,517	$16,683

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six months ended
	March 30, 2013	March 24, 2012
Operating activities:
Net earnings	$22,886	$15,908
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	13,864	12,712
Amortization of intangibles and deferred costs	2,388	2,393
Share-based compensation	916	569
Deferred income taxes	(86)	(74)
Other	(63)	(109)
Changes in assets and liabilities net of effects from purchase of companies
(Increase)decrease in accounts receivable	(2,797)	2,114
Increase in inventories	(5,090)	(5,467)
(Increase) decrease in prepaid expenses	(920)	279
(Decrease)increase in accounts payable and accrued liabilities	(2,543)	1,733
Net cash provided by operating activities	28,555	30,058
Investing activities:
Purchases of property, plant and equipment	(15,557)	(21,071)
Purchases of marketable securities	(83,342)	(62,450)
Proceeds from redemption of marketable securities	23,478	60,023
Proceeds from disposal of property and equipment	493	404
Other	(36)	(926)
Net cash used in investing activities	(74,964)	(24,020)
Financing activities:
Payments to repurchase common stock	(2,763)	-
Proceeds from issuance of stock	2,576	2,471
Payments on capitalized lease obligations	(177)	(139)
Payment of cash dividend	(5,449)	(4,640)
Net cash used in financing activities	(5,813)	(2,308)
Effect of exchange rate on cash and cash equivalents	362	459
Net (decrease) increase in cash and cash equivalents	(51,860)	4,189
Cash and cash equivalents at beginning of period	154,198	87,479
Cash and cash equivalents at end of period	$102,338	$91,668

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

The results of operations for the three months and six months ended March 30, 2013 and March 24, 2012 are not necessarily indicative of results for the full year.  Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Note 2            We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured.  We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product.  Customers generally do not have the right to return product unless it is damaged or defective.   We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $980,000 and $685,000 at March 30, 2013 and September 29, 2012, respectively.

Note 3            Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years.  Depreciation expense was $7,074,000 and $6,355,000 for the three months ended March 30, 2013 and March 24, 2012, respectively, and for the six months ended March 30, 2013 and March 24, 2012 was $13,864,000 and $12,712,000 respectively

Note 4            Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three Months Ended March 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$12,660	18,800	$0.67

Effect of Dilutive Securities
Options	-	86	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$12,660	18,886	$0.67

	Six Months Ended March 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$22,886	18,803	$1.22

Effect of Dilutive Securities
Options	-	75	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$22,886	18,878	$1.21

	Three Months Ended March 24, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$10,423	18,858	$0.55

Effect of Dilutive Securities
Options	-	72	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$10,423	18,930	$0.55

	Six Months Ended March 24, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,908	18,832	$0.84

Effect of Dilutive Securities
Options	-	70	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,908	18,902	$0.84

Note 5            At March 30, 2013, the Company has three stock-based employee compensation plans.  Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
	(in thousands, except per share amounts)

Stock Options	$215	$198	$390	$293
Stock purchase plan	45	37	137	102
Stock issued to outside directors	12	-	24	-
Restricted stock issued to an employee	5	-	9	-
	$277	$235	$560	$395

Per diluted share	$0.01	$0.01	$0.03	$0.02

The above compensation is net of tax benefits	$132	$40	$356	$174

The Company anticipates that share-based compensation will not exceed $1.2 million net of tax benefits, or approximately $.06 per share for the fiscal year ending September 28, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2013 first six months: expected volatility of 26%; risk-free interest rate of .67%; dividend rate of .9% and expected lives of 5 years.

During the 2013 six month period, the Company granted 1,100 stock options.  The weighted-average grant date fair value of these options was $12.24. During the 2012 six month period, the Company granted 1,500 stock options.  The weighted-average grant date fair value of these options was $11.62.

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

The total amount of gross unrecognized tax benefits is $445,000 and $541,000 on March 30, 2013 and September 29, 2012, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  As of March 30, 2013 and September 29, 2012, respectively, the Company has $266,000 and $284,000 of accrued interest and penalties.

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

Note 8            Inventories consist of the following:

	March 30, 2013	September 29, 2012
	(unaudited)
	(in thousands)

Finished goods	$35,626	$32,439
Raw Materials	16,291	14,584
Packaging materials	6,571	5,985
Equipment parts & other	16,529	16,753
	$75,017	$69,761

The above inventories are net of reserves	$4,174	$3,883

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

Frozen Beverages

We sell frozen beverages and related products to the food service industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada.  We also provide repair and maintenance service to customers for customers’ owned equipment.

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

	Three months ended		Six months ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$35,337	$27,396	$67,931	$53,013
Frozen juices and ices	10,122	11,574	17,649	19,426
Churros	14,067	11,547	27,874	21,933
Handhelds	6,938	7,579	13,252	13,993
Bakery	67,084	64,364	135,389	125,184
Other	1,845	1,864	3,485	3,844
	$135,393	$124,324	$265,580	$237,393

Retail Supermarket
Soft pretzels	$10,046	$8,473	$18,624	$16,607
Frozen juices and ices	8,998	9,495	15,468	16,575
Handhelds	5,117	5,787	11,430	11,668
Coupon redemption	(754)	(569)	(1,543)	(1,326)
Other	146	248	277	744
	$23,553	$23,434	$44,256	$44,268

Frozen Beverages
Beverages	$25,183	$26,397	$50,480	$50,378
Repair and maintenance service	12,710	11,946	24,552	23,489
Machines sales	3,945	3,022	6,993	5,935
Other	542	431	873	777
	$42,380	$41,796	$82,898	$80,579

Consolidated Sales	$201,326	$189,554	$392,734	$362,240

Depreciation and Amortization:
Food Service	$4,717	$4,204	$9,226	$8,404
Retail Supermarket	7	5	15	10
Frozen Beverages	3,541	3,326	7,011	6,691
	$8,265	$7,535	$16,252	$15,105

Operating Income:
Food Service	$15,363	$12,748	$27,960	$20,002
Retail Supermarket	2,404	1,658	3,974	3,482
Frozen Beverages	1,392	1,867	2,286	1,252
	$19,159	$16,273	$34,220	$24,736

Capital Expenditures:
Food Service	$4,682	$6,579	$9,942	$12,892
Retail Supermarket	-	-	-	-
Frozen Beverages	3,394	5,623	5,615	8,179
	$8,076	$12,202	$15,557	$21,071

Assets:
Food Service	$471,807	$422,513	$471,807	$422,513
Retail Supermarket	6,082	4,087	6,082	4,087
Frozen Beverages	141,944	140,388	141,944	140,388
	$619,833	$566,988	$619,833	$566,988

Note 10          Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 30, 2013 and September 29, 2012 are as follows:

	March 30, 2013		September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	545	467	545	456
Customer relationships	40,187	24,385	40,187	22,582
License and rights	3,606	2,566	3,606	2,519
	$57,218	$27,418	$57,218	$25,557

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$4,006	$-	$4,006	$-

Amortized Intangible Assets
Customer relationships	279	47	279	31
	$4,285	$47	$4,285	$31

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	4,521	6,478	4,201
Licenses and rights	1,601	679	1,601	644
	$17,592	$5,398	$17,592	$5,043

CONSOLIDATED	$79,095	$32,863	$79,095	$30,631

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. No intangible assets were acquired in the six months ended March 30, 2013.  Aggregate amortization expense of intangible assets for the three months ended March 30, 2013 and March 24, 2012 was $1,113,000 and $1,114,000, respectively and for the six months ended March 30, 2013 and March 24, 2012 was $2,232,000 and $2,246,000 respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2013, $4,400,000 in 2014 and 2015 and $4,200,000 in 2016 and $1,700,000 in 2017. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at March 30, 2013	$39,115	$1,844	$35,940	$76,899

There were no changes in the carrying amounts of goodwill for the three and six months ended March 30, 2013.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 30, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
Guaranteed Investment Contract	$3,341	$-	$-	$3,341
US Government Agency Debt	2,000	14	-	2,014
Certificates of Deposit	736	-	-	$736
	$6,077	$14	$0	$6,091

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 30, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

Mutual Funds	$80,000	$519	$227	$80,292

	$80,000	$519	$227	$80,292

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 30, 2013 and September 29, 2012 are summarized as follows:

	March 30, 2013		September 29, 2012
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$4,077	$4,077	$1,214	$1,214
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	2,014	24,998	25,124
Total held to maturity securities	$6,077	$6,091	$26,212	$26,338
Less current portion	4,077	4,077	1,214	1,214
Long term held to maturity securities	$2,000	$2,014	$24,998	$25,124

Proceeds from the redemption and sale of marketable securities were $23,238,000 and $23,478,000 in the three months and six months ended March 30, 2013, respectively; and $26,713,000 and $60,023,000 in the three months and six month ended March 24, 2012, respectively, with no gain or loss recorded.  We use the specific identification method to determine the cost of securities sold.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.16 per share of its common stock payable on April 3, 2013, to shareholders of record as of the close of business on March 11, 2013.

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

In the three months ended March 30, 2013 and March 24, 2012, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $570,000 in accumulated other comprehensive loss in the 2013 second quarter and a decrease of $931,000 in accumulated other comprehensive loss in the 2012 second quarter. In the six month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $447,000 in accumulated other comprehensive loss in the 2013 six month period and a decrease of $775,000 in accumulated other comprehensive loss in the 2012 six month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility.  The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 30, 2013.

Results of Operations

Net sales increased $11,772,000 or 6% for the three months to $201,326,000 and $30,494,000 or 8% to $392,734,000 for the six months ended March 30, 2013 compared to the three and six months ended March 24, 2012.

In the March quarter, January sales increased 13.5% over the sales of the prior year while the sales increase for February and March was 3.5%.  The lower sales increase in February and March resulted primarily from lower sales compared to a year ago in February and March of frozen juices and ices, handhelds and bakery products in our foodservice segment.

Excluding sales resulting from the acquisition of Kim & Scott’s Gourmet Pretzels in June 2012, sales increased approximately 5% for the three months and 8% for the six months.

FOOD SERVICE

Sales to food service customers increased $11,069,000 or 9% in the second quarter to $135,393,000 and increased $28,187,000 or 12% for the six months.  Excluding Kim & Scott’s sales, food service sales increased approximately 8% for the second quarter and increased 11% for the six months.  Soft pretzel sales to the food service market increased 29% to $35,337,000 in the second quarter and increased 28% to $67,931,000 in the six months due to increased sales to restaurant chains, warehouse club stores and throughout our customer base. Increased sales to three customers accounted for approximately 50% of the increase in pretzel sales in the quarter and six months. Without Kim & Scott’s, pretzel sales increased about 24% for the three months and 24% for the six months.  Frozen juices and ices sales decreased 13% to $10,122,000 in the three months and 9% to $17,649,000 in the six months resulting from lower sales to school food service accounts. Churro sales to food service customers increased 22% to $14,067,000 in the second quarter and were up 27% to $27,874,000 in the six months with sales to one restaurant chain accounting for over 90% of the increase in both periods.

Sales of bakery products increased $2,720,000 or 4% in the second quarter to $67,084,000 and increased $10,205,000 or 8% for the six months as sales increases and decreases were spread throughout our customer base.

Sales of new products in the first twelve months since their introduction were approximately $2.1 million in this quarter and $6.9 million in the six months. Price increases accounted for approximately $3.5 million of sales in the quarter and $6.5 million in the six months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of Kim & Scott’s, accounted for approximately $7.6 million of sales in the quarter and $21.7 million of sales in the six months.

Operating income in our Food Service segment increased from $12,748,000 to $15,363,000 in the quarter and increased from $20,002,000 to $27,960,000 for the six months. Operating income for the quarter and six months benefited from increased sales volume, price increases and lower ingredients and packaging costs.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $119,000 or less than 1% to $23,553,000 in the second quarter and were essentially unchanged at $44,256,000 in the first half. Excluding Kim & Scott’s sales, sales decreased 1% for the second quarter and 1% for the six months.  Soft pretzel sales for the second quarter were up 19% to $10,046,000 and were up 12% to $18,624,000 for the six months on a unit volume increase of 18% for the quarter and 11% for the six months. Excluding Kim & Scott’s sales, soft pretzel sales increased about 15% for this quarter and 9% for the six months. Soft pretzel sales benefited from increased distribution of our sweet cinnamon variety and perhaps from additional advertising.  Sales of frozen juices and ices decreased $497,000 or 5% to $8,998,000 in the second quarter and were down 7% to $15,468,000 in the first half on a unit volume decrease of 14% in this quarter and 14% for the six months.  Reduced trade spending, a reduction of sales, accounted for the difference between the case decline and the sales decline. Frozen juices and ices sales were impacted by lost distribution and perhaps by unseasonably cold weather.  Coupon redemption costs, a reduction of sales, increased 33% or about $185,000 for the quarter and 16% to $1,543,000 for the six  months. Handheld sales to retail supermarket customers decreased 12% to $5,117,000 in the quarter and 2% to $11,430,000 for the six months due primarily to lower sales to one customer.

Sales of new products in the first twelve months since their introduction were approximately $800,000 in the second quarter and $2.0 million in the six months. Price increases accounted for approximately $700,000 of sales in the quarter and $900,000 in the six months and net volume decreases, including new product sales as defined above and Kim & Scott’s sales and net of increased coupon costs, reduced sales by  approximately $600,000 in this quarter and $900,000 in the six months. Operating income in our Retail Supermarkets segment increased from $1,658,000 to $2,404,000 in the quarter and from $3,482,000 to $3,974,000 in the six months primarily because of reduced allowances for the introduction of products into retailers, reduced trade spending in general and improved margins.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 1% to $42,380,000 in the second quarter and increased $2,319,000 or 3% to $82,898,000 in the six month period.  Beverage related sales alone decreased 5% to $25,183,000 in the second quarter and were essentially unchanged at $50,480,000 in the six months.   Gallon sales were down 10% for the three months and 4% for the six months with over 2/3 of the drop in gallons in both periods concentrated in four customers.  Service revenue increased 6% to $12,710,000 in the second quarter and 5% to $24,552,000 for the six months with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $923,000 or 31% higher in  the three month period and $1,058,000 higher in the six months.  The approximate number of company owned frozen beverage dispensers was 43,100 and 42,500 at March 30, 2013 and September 29, 2012, respectively.  Operating income in our Frozen Beverage segment decreased $475,000 to $1,392,000 in the second quarter and increased to $2,286,000 from $1,252,000 in the six months. The decrease in operating income in the quarter resulted from lower beverage sales.  For the six months, the increase in operating income was primarily from a reduction in operating expenses.

CONSOLIDATED

Gross profit as a percentage of sales increased to 28.88% in the three month period from 28.48% last year and increased to 28.59% in the six month period from 27.71% a year ago.  Higher volume in our food service segment was the primary reason for the improved gross profit margin in the three and six month periods and the second quarter also benefitted by lower ingredient and packaging costs of approximately $700,000.  Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward.

Total operating expenses increased $1,278,000 in the second quarter but as a percentage of sales decreased .53 percentage points from 20% percent to 19%.  For the first half, operating expenses increased $2,409,000, but as a percentage of sales decreased 1.01 percentage points  from 21% to 20%. The drop in percentages was generally because of increased sales in our food service segment and lower expenses in our frozen beverage segment and the overall reduction of $800,000 in expense because of the management and sales meeting we had in last year’s first quarter.  Marketing expenses decreased from 9% to 8% of sales in the quarter and decreased from 10% to 9% of sales in the six months also because of higher sales and reduction of expenses.  Distribution expenses were 7.80% of sales in this year’s quarter and were 7.50% of sales in last year’s quarter, and were 8% of sales in both years’ six months.  Administrative expenses were 3% of sales in all periods.

Operating income increased $2,886,000 or 18% to $19,159,000 in the second quarter and increased $9,484,000 or 38% to $34,220,000 in the first half as a result of the aforementioned items.

Investment income increased by $516,000 and $937,000 in the second quarter and six months, respectively, due primarily to increased investments of marketable securities.  We invested $80 million in the first quarter in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration.  We estimate yield from these funds to approximate 3.5 – 4.0%.  US Government Agency debt of $23.0 million held at September 29, 2012 which was yielding 2.0% has been called in the six months ending March 30, 2013.

The effective income tax rate has been estimated at 37% and 37% for the quarter this year and last year, respectively and 36% and 37% for the six months this year and last year, respectively. We are estimating an effective income tax rate of between 36 1/2% and 37% for the year.  The six months benefitted from a reduction of tax expense because of changes in estimates related to a prior year.

Net earnings increased $2,237,000 or 21% in the current three month period to $12,660,000 and increased 44% to $22,886,000 for the six months this year from $15,908,000 last year as a result of the aforementioned items.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 30, 2013, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The results of voting at the Annual Meeting of Shareholders held on February 7, 2013 is as follows:

Proposal One	Votes For	Votes Withheld
Election of Sidney R. Brown as Director	16,499,610	606,763

Proposal Two	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Advisory Vote on the Approval of the Compensation of Executives	16,795,644	222,916	87,813	0

Based upon review of the above results of voting, the Board of Directors plans to submit Proposal Two for a shareholder vote at its Annual Meeting of Shareholders to be held in February 2014.

The Company had 18,774,966 shares outstanding on December 11, 2012, the record date.

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of
31.2		the Sarbanes-Oxley Act of 2002

99.5	&	Certification Pursuant to the 18 U.S.C.
99.6		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
		(i)	Consolidated Balance Sheets,
		(ii)	Consolidated Statements of Earnings,
		(iii)	Consolidated Statements of Comprehensive Income,
		(iv)	Consolidated Statements of Cash Flows and
		(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 29, 2013	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 29, 2013	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)