Form 10-Q
period 2013-06-29
J&J SNACK FOODS CORP
filed 2013-07-29
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 29, 2013

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

                    Yes                         X     No

As July 22, 2013 there were 18,767,917 shares of the Registrant’s Common Stock outstanding.

INDEX

Page
Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – June 29, 2013 (unaudited) and September 29, 2012	3

Consolidated Statements of Earnings (unaudited)
- Three and Nine Months Ended June 29, 2013 and June 23, 2012	4

Consolidated Statements of Comprehensive Income (unaudited)
– Three and Nine Months Ended June 29, 2013 and June 23, 2012	5

Consolidated Statements of Cash Flows (unaudited)
– Nine Months Ended June 29, 2013 and June 23, 2012	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

Part II. Other Information

Item 6. Exhibits	23

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (in thousands, except share amounts)

	June 29, 2013	September 29, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$79,268	$154,198
Marketable securities held to maturity	3,498	1,214
Accounts receivable, net	92,506	76,414
Inventories, net	75,313	69,761
Prepaid expenses and other	3,466	2,220
Deferred income taxes	4,433	4,261
Total current assets	258,484	308,068

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	178,040	172,529
Marketing equipment	242,156	233,612
Transportation equipment	5,805	4,879
Office equipment	15,865	14,987
Improvements	24,367	22,889
Construction in progress	10,298	5,740
	505,768	483,873
Less accumulated depreciation and amortization	359,274	342,329
	146,494	141,544
Other assets
Goodwill	76,899	76,899
Other intangible assets, net	45,122	48,464
Marketable securities held to maturity	2,000	24,998
Marketable securities available for sale	107,512	-
Other	3,126	3,071
	234,659	153,432
	$639,637	$603,044
Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$257	$340
Accounts payable	56,409	53,047
Accrued insurance liability	9,371	7,532
Accrued income taxes	4,020	962
Accrued liabilities	3,766	4,027
Accrued compensation expense	12,213	13,151
Dividends payable	3,010	2,446
Total current liabilities	89,046	81,505

Long-term obligations under capital leases	164	347
Deferred income taxes	44,874	44,874
Other long-term liabilities	670	831

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,756,000 and 18,780,000 respectively	40,358	43,011
Accumulated other comprehensive loss	(6,120)	(3,132)
Retained Earnings	470,645	435,608
	504,883	475,487
	$639,637	$603,044

The accompanying notes are an integral part of these statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012

Net Sales	$237,036	$226,335	$629,770	$588,575

Cost of goods sold(1)	161,714	153,828	442,162	415,675
Gross Profit	75,322	72,507	187,608	172,900

Operating expenses
Marketing (2)	19,554	19,892	53,499	54,955
Distribution (3)	16,750	16,034	47,863	44,465
Administrative (4)	7,063	6,873	20,122	19,158
Other general income	(429)	(183)	(480)	(305)
	42,938	42,616	121,004	118,273

Operating Income	32,384	29,891	66,604	54,627

Other income (expense)
Investment income	904	397	2,576	1,132
Interest expense & other	(29)	11	(82)	(32)

Earnings before income taxes	33,259	30,299	69,098	55,727

Income taxes	12,087	11,627	25,040	21,147

NET EARNINGS	$21,172	$18,672	$44,058	$34,580

Earnings per diluted share	$1.12	$0.99	$2.33	$1.83

Weighted average number of diluted shares	18,913	18,947	18,890	18,917

Earnings per basic share	$1.13	$0.99	$2.34	$1.83

Weighted average number of basic shares	18,807	18,886	18,804	18,850

(1)	Includes share-based compensation expense of $134 and $361 for the three months and nine months ended
June 29, 2013, respectively and $75 and $198 for the three months and nine months ended June 23, 2012.
(2)	Includes share-based compensation expense of $186 and $496 for the three months and nine months ended
June 29, 2013, respectively and $113 and $297 for the three months and nine months ended June 23, 2012.
(3)	Includes share-based compensation expense of $8 and $23 for the three months and nine months ended
June 29, 2013, respectively and $8 and $20 for the three months and nine months ended June 23, 2012.
(4)	Includes share-based compensation expense of $214 and $578 for the three months and nine months ended
June 29, 2013, respectively and $154 and $404 for the three months and nine months ended June 23, 2012.

See accompanying notes to the consolidated financial statements

 J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012

Net Earnings	$21,172	$18,672	$44,058	$34,580

Foreign currency translation adjustments	(947)	(880)	(500)	(105)
Unrealized holding loss on marketable securities	(2,780)	-	(2,488)	-
Tax effect	108	-	-	-

Total Other Comprehensive Loss, net of tax	(3,619)	(880)	(2,988)	(105)

Comprehensive Income	$17,553	$17,792	$41,070	$34,475

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended
	June 29, 2013	June 23, 2012
Operating activities:
Net earnings	$44,058	$34,580
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	21,298	19,332
Amortization of intangibles and deferred costs	3,577	3,572
Share-based compensation	1,458	919
Deferred income taxes	(167)	(122)
Other	(118)	(155)
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(16,104)	(8,207)
Increase in inventories	(5,462)	(9,785)
(Increase) decrease in prepaid expenses	(1,248)	969
Increase in accounts payable and accrued liabilities	6,408	11,388
Net cash provided by operating activities	53,700	52,491
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(7,900)
Purchases of property, plant and equipment	(26,954)	(30,077)
Purchases of marketable securities	(113,352)	(68,450)
Proceeds from redemption of marketable securities	23,958	81,023
Proceeds from disposal of property and equipment	782	645
Other	(19)	(962)
Net cash used in investing activities	(115,585)	(25,721)
Financing activities:
Payments to repurchase common stock	(7,198)	-
Proceeds from issuance of stock	2,899	2,568
Payments on capital leases	(267)	(210)
Payment of cash dividend	(8,457)	(7,092)
Net cash used in financing activities	(13,023)	(4,734)
Effect of exchange rate on cash and cash equivalents	(22)	(34)
Net (decrease) increase in cash and cash equivalents	(74,930)	22,002
Cash and cash equivalents at beginning of period	154,198	87,479
Cash and cash equivalents at end of period	$79,268	$109,481

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

The results of operations for the three months and nine months ended June 29, 2013 and June 23, 2012 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Note 2            We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $853,000 and $685,000 at June 29, 2013 and September 29, 2012, respectively.

Note 3            Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $7,434,000 and $6,620,000 for the three months ended June 29, 2013 and June 23, 2012, respectively, and for the nine months ended June 29, 2013 and June 23, 2012 was $21,298,000 and $19,332,000, respectively

Note 4            Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three Months Ended June 29, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$21,172	18,807	$1.13

Effect of Dilutive Securities
Options	-	106	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$21,172	18,913	$1.12

	Nine Months Ended June 29, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$44,058	18,804	$2.34

Effect of Dilutive Securities
Options	-	86	(.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$44,058	18,890	$2.33

	Three Months Ended June 23, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$18,672	18,886	$0.99

Effect of Dilutive Securities
Options	-	61	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$18,672	18,947	$0.99

	Nine Months Ended June 23, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$34,580	18,850	$1.83

Effect of Dilutive Securities
Options	-	67	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$34,580	18,917	$1.83

Note 5            At June 29, 2013, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
	(in thousands, except per share amounts)

Stock Options	$206	$191	$596	$484
Stock purchase plan	179	112	316	214
Stock issued to outside directors	11	-	35	-
Restricted stock issued to an employee	4	-	13	-
	$400	$303	$960	$698

Per diluted share	$0.02	$0.02	$0.05	$0.04

The above compensation is net of tax benefits	$142	$47	$498	$221

The Company anticipates that share-based compensation will not exceed $1.4 million net of tax benefits, or approximately $.07 per share for the fiscal year ending September 28, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2013 first nine months: expected volatility of 26%; risk-free interest rate of .81%; dividend rate of .9% and expected lives of 5 years.

During the 2013 nine month period, the Company granted 1,600 stock options. The weighted-average grant date fair value of these options was $13.76. During the 2012 nine month period, the Company granted 2,000 stock options. The weighted-average grant date fair value of these options was $11.97.

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

The total amount of gross unrecognized tax benefits is $425,000 and $541,000 on June 29, 2013 and September 29, 2012, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of June 29, 2013 and September 29, 2012, respectively, the Company has $271,000 and $284,000 of accrued interest and penalties.

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

Note 8            Inventories consist of the following:

	June 29, 2013	September 29, 2012
	(unaudited)
	(in thousands)

Finished goods	$36,534	$32,439
Raw Materials	15,154	14,584
Packaging materials	6,233	5,985
Equipment parts & other	17,392	16,753
	$75,313	$69,761

The above inventories are net of reserves	$4,815	$3,883

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

	Three months ended		Nine months ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
	(unaudited)
		(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$36,136	$29,579	$104,067	$82,592
Frozen juices and ices	16,468	19,680	34,117	39,106
Churros	14,774	12,330	42,648	34,263
Handhelds	6,806	7,249	20,058	21,242
Bakery	68,099	66,754	203,488	191,938
Other	2,939	2,872	6,424	6,716
	$145,222	$138,464	$410,802	$375,857

Retail Supermarket
Soft pretzels	$8,576	$7,635	$27,200	$24,242
Frozen juices and ices	18,226	17,629	33,694	34,204
Handhelds	4,995	5,193	16,425	16,861
Coupon redemption	(954)	(857)	(2,497)	(2,183)
Other	237	255	514	999
	$31,080	$29,855	$75,336	$74,123

Frozen Beverages
Beverages	$40,996	$41,238	$91,476	$91,616
Repair and maintenance service	13,833	12,386	38,385	35,875
Machines sales	5,035	3,711	12,028	9,646
Other	870	681	1,743	1,458
	$60,734	$58,016	$143,632	$138,595

Consolidated Sales	$237,036	$226,335	$629,770	$588,575

Depreciation and Amortization:
Food Service	$4,943	$4,342	$14,169	$12,746
Retail Supermarket	9	5	24	15
Frozen Beverages	3,671	3,452	10,682	10,143
	$8,623	$7,799	$24,875	$22,904

Operating Income:
Food Service	$18,822	$15,203	$46,782	$35,205
Retail Supermarket	2,883	4,115	6,857	7,597
Frozen Beverages	10,679	10,573	12,965	11,825
	$32,384	$29,891	$66,604	$54,627

Capital Expenditures:
Food Service	$4,798	$6,315	$14,740	$19,207
Retail Supermarket	-	-	-	-
Frozen Beverages	6,599	2,691	12,214	10,870
	$11,397	$9,006	$26,954	$30,077

Assets:
Food Service	$478,203	$441,785	$478,203	$441,785
Retail Supermarket	6,074	4,285	6,074	4,285
Frozen Beverages	155,360	147,389	155,360	147,389
	$639,637	$593,459	$639,637	$593,459

Note 10           Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 29, 2013 and September 29, 2012 are as follows:

	June 29, 2013		September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	545	472	545	456
Customer relationships	40,187	25,286	40,187	22,582
License and rights	3,606	2,590	3,606	2,519
	$57,218	$28,348	$57,218	$25,557

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$4,006	$-	$4,006	$-

Amortized Intangible Assets
Customer relationships	279	55	279	31
	$4,285	$55	$4,285	$31

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	4,676	6,478	4,201
Licenses and rights	1,601	696	1,601	644
	$17,592	$5,570	$17,592	$5,043

CONSOLIDATED	$79,095	$33,973	$79,095	$30,631

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. No intangible assets were acquired in the nine months ended June 29, 2013. Aggregate amortization expense of intangible assets for the three months ended June 29, 2013 and June 23, 2012 was $1,110,000 and $1,109,000, respectively and for the nine months ended June 29, 2013 and June 23, 2012 was $3,342,000 and $3,355,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2013, $4,400,000 in 2014 and 2015 and $4,200,000 in 2016 and $1,700,000 in 2017. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)

Balance at June 29, 2013	$39,115	$1,844	$35,940	$76,899

There were no changes in the carrying amounts of goodwill for the three and nine months ended June 29, 2013.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 29, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
		(in thousands)
Guaranteed Investment Certificate	$3,243	$-	$-	$3,243
US Government Agency Debt	2,000	-	36	1,964
Certificates of Deposit	255	-	-	255
	$5,498	$-	$36	$5,462

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 29, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
		(in thousands)

Mutual Funds	$110,000	$70	$2,558	$107,512

	$110,000	$70	$2,558	$107,512

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 29, 2013 and September 29, 2012 are summarized as follows:

	June 29, 2013		September 29, 2012
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
		(in thousands)
Due in one year or less	$3,498	$3,498	$1,214	$1,214
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	1,964	24,998	25,124
Total held to maturity securities	$5,498	$5,462	$26,212	$26,338
Less current portion	3,498	3,498	1,214	1,214
Long term held to maturity securities	$2,000	$1,964	$24,998	$25,124

Proceeds from the redemption and sale of marketable securities were $480,000 and $23,958,000 in the three months and nine months ended June 29, 2013, respectively; and $21,000,000 and $81,023,000 in the three months and nine months ended June 23, 2012, respectively, with no gain or loss recorded. We use the specific identification method to determine the cost of securities sold.

Note 12           In June 2012, we acquired the assets of Kim & Scott’s Gourmet Pretzels, Inc., a manufacturer and seller of a premium brand soft pretzel. This business had sales of approximately $8 million over the prior twelve months to food service and retail supermarket customers and had sales of approximately $1.8 million in our 2012 fiscal year from the acquisition date.

This acquisition was and will be accounted for under the purchase method of accounting, and its operations are and will be included in the consolidated financial statements from the acquisition date.

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

The goodwill and intangible assets acquired in the business combination are recorded at fair value. To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input).

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.16 per share of its common stock payable on July 3, 2013, to shareholders of record as of the close of business on June 13, 2013.

In our fiscal year ended September 29, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125. All of the shares were purchased in the fourth quarter. Subsequent to September 29, 2012 and through October 31, 2012, we purchased and retired 48,255 shares of our common stock at a cost of $2,762,602. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock. In the quarter ended June 29, 2013, we purchased and retired 58,840 shares of our common stock at a cost of $4,435,078.

In the three months ended June 29, 2013 and June 23, 2012, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $947,000 in accumulated other comprehensive loss in the 2013 third quarter and an increase of $880,000 in accumulated other comprehensive loss in the 2012 third quarter. In the nine month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $500,000 in accumulated other comprehensive loss in the 2013 nine month period and an increase of $105,000 in accumulated other comprehensive loss in the 2012 nine month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 29, 2013.

Results of Operations

Net sales increased $10,701,000 or 5% for the three months to $237,036,000 and $41,195,000 or 7% to $629,770,000 for the nine months ended June 29, 2013 compared to the three and nine months ended June 23, 2012.

Excluding sales resulting from the acquisition of Kim & Scott’s Gourmet Pretzels in June 2012, sales increased approximately 4% for the three months and 6% for the nine months.

FOOD SERVICE

Sales to food service customers increased $6,758,000 or 5% in the third quarter to $145,222,000 and increased $34,945,000 or 9% for the nine months. Excluding Kim & Scott’s sales, food service sales increased approximately 4% for the third quarter and increased 8% for the nine months. Soft pretzel sales to the food service market increased 22% to $36,136,000 in the third quarter and increased 26% to $104,067,000 in the nine months due to increased sales to restaurant chains, warehouse club stores and throughout our customer base. Increased sales to two customers accounted for approximately 50% of the increase in pretzel sales in the quarter and increased sales to three customers accounted for approximately 40% of the increase in the nine months. Without Kim & Scott’s, pretzel sales increased about 19% for the three months and 22% for the nine months. Frozen juices and ices sales decreased 16% to $16,468,000 in the three months and 13% to $34,117,000 in the nine months resulting from lower sales to school food service accounts in both periods and from lower sales to warehouse club stores in the three months. Churro sales to food service customers increased 20% to $14,774,000 in the third quarter and were up 24% to $42,648,000 in the nine months with sales to one restaurant chain accounting for virtually the entire increase in both periods.

Sales of bakery products increased $1,345,000 or 2% in the third quarter to $68,099,000 and increased $11,550,000 or 6% for the nine months as sales increases and decreases were spread throughout our customer base.

Sales of new products in the first twelve months since their introduction were approximately $1.0 million in this quarter and $8.7 million in the nine months. Price increases accounted for approximately $2.5 million of sales in the quarter and $9.0 million in the nine months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of Kim & Scott’s, accounted for approximately $4.3 million of sales in the quarter and $26.0 million of sales in the nine months.

Operating income in our Food Service segment increased from $15,203,000 to $18,822,000 in the quarter and increased from $35,205,000 to $46,782,000 for the nine months. Operating income for the quarter and nine months benefited from increased sales volume, price increases and lower ingredients and packaging costs.  Operating income in the third quarter was impacted by a product write down of $500,000 and by a $1.2 million increase in liability insurance expense from last year’s quarter. For the nine months, liability insurance expense was approximately $1.8 million higher than last year. The increase in insurance expense during the three and nine month periods is due to an increase in insurance company estimates for actual claims incurred but not yet paid.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,225,000 or 4% to $31,080,000 in the third quarter and were up 2% to $75,336,000 in the nine months. Excluding Kim & Scott’s sales, sales increased 3% for the third quarter and 1% for the nine months. Soft pretzel sales for the third quarter were up 12% to $8,576,000 and were up 12% to $27,200,000 for the nine months on a unit volume increase of 6% for the quarter and 10% for the nine months. Excluding Kim & Scott’s sales, soft pretzel sales increased about 9% for this quarter and 9% for the nine months. Soft pretzel sales benefited from increased distribution of our sweet cinnamon and pretzel dog varieties and perhaps from additional advertising. Sales of frozen juices and ices increased $597,000 or 3% to $18,226,000 in the third quarter and were down 1% to $33,694,000 in the nine months on a unit volume increase of 4% in this quarter and a decrease of 5% for the nine months. Frozen juices and ices sales were impacted by unseasonably cold weather in this quarter and nine months. Coupon redemption costs, a reduction of sales, increased 11% or about $97,000 for the quarter and 14% to $2,497,000 for the nine months. Handheld sales to retail supermarket customers decreased 4% to $4,995,000 in the quarter and 3% to $16,425,000 for the nine months due primarily to lower sales to one customer.

Sales of new products in the first twelve months since their introduction were less than $100,000 in the third quarter and $1.3 million in the nine months. Price increases accounted for approximately $1.1 million of sales in the quarter and $2.0 million in the nine months and net volume increases and decreases, including new product sales as defined above and Kim & Scott’s sales and net of increased coupon costs and trade spending, increased sales by approximately $100,000 in this quarter and reduced sales by $800,000 in the nine months. Operating income in our Retail Supermarkets segment decreased from $4,115,000 to $2,883,000 in the quarter and from $7,597,000 to $6,857,000 in the nine months primarily because of increased trade spending and advertising in the quarter and nine months.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 5% to $60,734,000 in the third quarter and increased $5,037,000 or 4% to $143,632,000 in the nine month period. Beverage related sales alone decreased less than 1% to $40,996,000 in the third quarter and were essentially unchanged at $91,476,000 in the nine months.   Gallon sales were down 3% for the three months and 3% for the nine months with two customers accounting for virtually the entire drop in the three months and 90% in the nine months. Service revenue increased 12% to $13,833,000 in the third quarter and 7% to $38,385,000 for the nine months with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $1,324,000 or 36% higher in the three month period and $2,382,000 higher in the nine months. The approximate number of company owned frozen beverage dispensers was 43,600 and 42,500 at June 29, 2013 and September 29, 2012, respectively. Operating income in our Frozen Beverage segment increased $106,000 to $10,679,000 in the third quarter and increased to $12,965,000 from $11,825,000 in the nine months. For the nine month period, the increase in operating income was primarily from a reduction in operating expenses.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 31.78% in the three month period from 32.04% last year and increased to 29.79% in the nine month period from 29.38% a year ago. Higher volume in our food service segment was the primary reason for the improved gross profit margin in the nine month period and the margin also benefitted by lower ingredient and packaging costs of approximately $700,000 in the three month period and $1.5 million in the nine months. Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward.  The third quarter gross profit margin was down because of a $500,000 product write down and $1.2 million of higher liability insurance expense in the quarter compared to last year’s quarter in our food service segment.

Total operating expenses increased $322,000 in the third quarter but as a percentage of sales decreased .72 percentage points from 19% percent to 18%. For the nine months, operating expenses increased $2,731,000, but as a percentage of sales decreased .88 percentage points from 20% to 19%. The drop in percentages was generally because of increased sales in our food service segment and lower expenses in our frozen beverage segment for the nine months and the overall reduction of $800,000 in expense because of the management and sales meeting we had in last year’s first quarter. Marketing expenses decreased about 1/2 of a percentage point from 9% to 8% of sales in the quarter and decreased from 9% to 8% of sales in the nine months also because of higher sales and reduction of expenses. Distribution expenses were 7% of sales in both years’ quarters and were 8% of sales in in both years’ nine months. Administrative expenses were 3% of sales in all periods.

Operating income increased $2,493,000 or 8% to $32,384,000 in the third quarter and increased $11,977,000 or 22% to $66,604,000 in the nine months as a result of the aforementioned items.

Investment income increased by $507,000 and $1,444,000 in the third quarter and nine months, respectively, due primarily to increased investments of marketable securities. We invested $80 million in the first quarter and $30 million in the third quarter in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. We estimate yield from these funds to approximate 3.5 – 3.75%. US Government Agency debt of $23.0 million held at September 29, 2012 which was yielding 2.0% has been called in the nine months ending June 29, 2013.

The effective income tax rate has been estimated at 36% and 38% for the quarter this year and last year, respectively and 36% and 38% for the nine months this year and last year, respectively. We are estimating an effective income tax rate of between 36% and 36 1/2% for the year.  The nine months benefitted from a reduction of tax expense because of changes in estimates related to a prior year as well as by a lower underlying rate.

Net earnings increased $2,500,000 or 13% in the current three month period to $21,172,000 and increased 27% to $44,058,000 for the nine months this year from $34,580,000 last year as a result of the aforementioned items.

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

Item 4.     Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 29, 2013, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.     Exhibits

Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language):
	(i)	Consolidated Balance Sheets,
	(ii)	Consolidated Statements of Earnings,
	(iii)	Consolidated Statements of Comprehensive Income,
	(iv)	Consolidated Statements of Cash Flows and
	(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 29, 2013	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 29, 2013		/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)