Form 10-K
period 2013-09-28
J&J SNACK FOODS CORP
filed 2013-11-26
CIK 785956

Fanatic
Exciting
Delicious
Convenient
Family Time
Fan Food
Game time snacks
Teamwork
Cheer
Ready, set, go!
Score!
Winner
Home Run of Snacks
Diverse
Sweet
Appealing
Crispy
Family
Fun
Cooking Together
Heart
Tasty
Fruity
Smiles
Touchdown!
After School Snack
Memories
Yummy
Warm
Share
Go Team!
Colorful
Lunch boxes
Appetizing
Love
Home
Ready in Seconds
Creative
Tasty
Comfort
Fun
Snack
Crunchy
Fruity
Healthy
Portion controlled
Better for You
Refreshing
After School Snack
Breakfast
Artisan Pretzels
Balanced Meals
Family Friendly
Fruit Juice Equivalents
Great Grains
Whole Grains
Great for Dipping
Crunchy
Social
Treat
Fun Twist on Sandwiches
Bavarian
Nutritious
Satisfying
Bread Baskets
Energy for Learning
We're on a roll!
Good for you
Healthy Alternatives
Sweet Treats
Sharable
Sandwich
ICEE
SUPERPRETZEL
BeneFIT Bars
Lunch
Appetizing

J&J Snack Foods Corp.

2013 Annual Report

ICEE

SUPERPRETZEL

JUNGLE CRACKERS
Bars

Live Tastefully.

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

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our three business groups are Food Service, Frozen Beverages and Retail Supermarket. Each contributed to our 42nd consecutive year of record sales in fiscal 2013.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Net Sales	$ 867,683	$ 830,796	$ 744,071	$ 696,703	$ 653,047	$ 629,359	$ 568,901	$ 514,831	$ 457,112	$ 416,588
Net Earnings	$ 64,381	$ 54,118	$ 55,063	$ 48,409	$ 41,312	$ 27,908	$ 32,112	$ 29,450	$ 26,043	$ 22,710
Total Assets	$ 645,661	$ 603,044	$ 550,816	$ 483,994	$ 439,827	$ 408,408	$ 380,288	$ 340,808	$ 305,924	$ 277,424
Long-Term Debt	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___
Capital Leases	$ 347	$ 687	$ 801	$ 863	$ 381	$ 474	$ 565	$ ___	$ ___	$ ___
Stockholders' Equity	$ 516,565	$ 475,487	$ 432,388	$ 380,575	$ 342,844	$ 316,778	$ 295,582	$ 263,656	$ 234,762	$ 210,096
Common Share Data										
EPS-Diluted	$ 3.41	$ 2.86	$ 2.93	$ 2.59	$ 2.21	$ 1.47	$ 1.69	$ 1.57	$ 1.40	$ 1.24
Book Value/Share	$ 27.66	$ 25.32	$ 23.09	$ 20.58	$ 18.51	$ 16.90	$ 15.80	$ 14.28	$ 12.85	$ 11.67
Shares Outstanding	$ 18,677	$ 18,780	18,727	18,491	18,526	18,748	18,702	18,468	18,272	18,012
Dividends/Share	$ 0.64	$ 0.52	$ .47	$ .43	$ .39	$ .37	$ .34	$ .30	$ .25	$ ___

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

NET SALES
(In Thousands)

$416,588
$457,112
$514,831
$568,901
$629,359
$653,047
$696,703
$744,071
$830,796
$ 867,683
'04
'05
'06
'07
'08
'09
'10
'11
'12
'13

NET EARNINGS
(In Thousands)

$22,710
$26,043
$29,450
$32,112
$27,908
$41,312
$48,409
$55,063
$54,118
$64,381
'04
'05
'06
'07
'08
'09
'10
'11
'12
'13

STOCKHOLDERS' EQUITY
(In Thousands)

$210,096
$234,762
$263,656
$295,582
$316,778
$342,844
$380,575
$432,388
$475,487
$516,565
'04
'05
'06
'07
'08
'09
'10
'11
'12
'13

PRESIDENT'S LETTER

To our Shareholders and Friends:

Live tastefully and have a good and healthy year. Sounds like a toast right? Well right!! We had another good and healthy year in 2013 with record setting sales and record setting profits. All while expanding our products into new channels and reaching a growing number of consumers.

2013 Financial Results in Brief...

- Sales increased 4.4% to $867.7 million (*52 weeks versus 53 weeks)
- Net Earnings increased 19% to $64.4 million
- Earnings per share (EPS) were $3.41
- Operating income climbed 15% to $97.4 million from $85.0 million last year

ICEE
SUPERPRETZEL
SOFT PRETZELS
Minute Maid
FROZEN LEMONADE
CHURROS
WholeFruit
Live Tastefully

Living Tastefully with Innovation and Fun...

Our core products, soft pretzels, under the SUPERPRETZEL and BAVARIAN BAKERY brands, Churros and ICEE Frozen Beverages are found in tens of thousands of food service locations throughout the USA, Mexico and now internationally too.

Consumers can choose from a growing variety of healthy soft pretzel creations including rolls, sticks, braids and buns. Now available at favorite restaurant chains as appetizers or served as an accompaniment or as the base of their favorite sandwich. And now more recently our whole grain pretzels are being accepted by school food service menus under the revised USDA guidelines for school nutrition.

We Are on a ROLL – Literally!!

Coberg rolls, soft pretzel sticks, braids, pretzel hamburger and hot dog rolls and slider rolls all in traditional formula or whole grains are all new products that contributed to our pretzel category growing 23% this past year in food service. Will this growth and momentum continue? It's hard to say, but we are expanding our plants with specialty lines for additional capacity so that we may handle this growth with efficiency.

What's a Churro??

Not too many years ago when we began marketing Churros, we were invariably asked "What's a Churro?" Now with Churros being sold to an expanding arena of food service locations and restaurant chains as both a snack and dessert offering, the questions have been answered and replaced with "Where can I get a Churro?"

Churro sales to food service customers grew a healthy 22% the past year and we are excited about growing our TIO PEPE'S and CALIFORNIA CHURROS brands.

ICEE and Frozen Beverages

ICEE had another good year led by solid results in Mexico. This was complimented by continued growth in our managed service business offsetting a drop in gallon sales which was attributed to a cool summer season. We now have over 44,000 beverage machines in the field that we handle with distribution service and/or maintenance.

SUPERPRETZEL

ICEE

LUIGI'S

CHURROS

WholeFruit

Minute Maid

Retail Supermarkets – Not on a Roll!!

We are disappointed with our results in our retail grocery business. Sales fell 7% and we were particularly hard hit with lower sales of frozen juice bars and ices. Although of little solace and comfort, we believe the impact of cold weather on frozen novelty sales was wide spread among manufacturers. Our leading brands of novelties LUIGI'S Italian Ices, WHOLE FRUIT sorbets & fruit bars and MINUTE MAID frozen novelties suffered declines in sales and profitability as a result.

Continuing the ROLL for the Future...

Vince Melchiorre was added to our Board of Directors in August 2013. Vince is currently Senior Vice President at Bimbo Bakeries, USA and was previously a Senior Vice President in charge of Sales and Marketing with J&J Snack Foods.

Dr. Len Lodish has resigned from the Board of Directors. Len has been a Director since 1992. We thank him for his past service and wish him well.

2013 was our 42nd consecutive year of sales growth and our 42nd consecutive year of profitability. More so, we continue to add to our strength and efficiencies in our manufacturing, marketing and supply chain strengths. Our company continues to operate with conservative discipline. Our Management team is both energized and seasoned.

The future remains bright!

We are on a ROLL!!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes___    No  X

As of November 15, 2013, the latest practicable date, 18,678,012 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $1,142,800,154 based on the last sale price on March 29, 2013 of $76.89 per share. March 29, 2013 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 18, 2014 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2013 FORM 10-K ANNUAL REPORT

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

Part I

Item 1.     Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand name SUPERPRETZEL, frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE and MINUTE MAID* brand names, churros marketed primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S AND DADDY RAY’S brand names as well as for private label and contract packing. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include funnel cake and dough enrobed handheld products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen uncarbonated beverage.

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

The Company has made acquisitions as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto.

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

*Minute Maid is a registered trademark of the Coca-Cola Company

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

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, TEXAS TWIST, KIM & SCOTT’S GOURMET PRETZELS and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 21% of the Company’s revenue in fiscal year 2013, 18% in 2012 and 18% in 2011.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 11% of the Company’s revenue in 2013, 13% of the Company’s revenue in 2012 and 14% of the Company’s revenue in 2011.

The Company’s school food service MINUTE MAID and WHOLE FRUIT frozen juice bars and cups are manufactured from an apple and pineapple juice concentrate to which water, sweeteners, coloring (in some cases) and flavorings are added.  The juice bars and cups contain three to four ounces of apple or pineapple juice and 100% of the daily US FDA value of vitamin C.  The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

The balance of the Company’s frozen juice treats and desserts products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks, pints and tubs. Several of the products contain ice cream and WHOLE FRUIT contains pieces of fruit.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 7% of the Company’s sales in fiscal year 2013, 6% of the Company’s sales in the fiscal year 2012 and 6% in fiscal year 2011. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, HAND FULLS, HOLLY RIDGE BAKERY, VILLA TALIANO, TOP PICKS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 6% of the Company’s sales in 2013, 6% in 2012 and 2% in 2011.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and JANA’S brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 32% of the Company’s sales in fiscal year 2013, 32% in fiscal year 2012 and 32% in 2011.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 15% of revenue in fiscal year 2013, 16% in 2012 and 18% in 2011.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment, revenue from which amounted to 8% of sales in 2013 and 7% of sales in 2012 and 2011 fiscal years. The Company sells frozen uncarbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 93,000 Company-owned and customer-owned dispensers.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 41% and 43% of our sales during fiscal years 2013, 2012 and 2011, respectively, with our largest customer accounting for 8% of our sales in 2013, 8% of our sales in 2012 and 8% in 2011. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

The Food Service and the Frozen Beverages segments sell primarily to food service channels. The Retail Supermarkets segment sells to the retail supermarket channel.

The Company’s customers in the food service segment include snack bars and food stands in chain, department and mass merchandising stores, malls and shopping centers, fast food outlets, casual dining restaurants, stadiums and sports arenas, leisure and theme parks, convenience stores, movie theatres, warehouse club stores, schools, colleges and other institutions, and independent retailers. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company’s products are purchased by the consumer primarily for consumption at the point-of-sale.

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

The Company’s products are sold through a network of about 100 food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola, Florida; Solon, Ohio; Weston, Oregon; and Holly Ridge, North Carolina. Frozen beverages are distributed from 141 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $23,161,000, $19,491,000 and $18,025,000 in fiscal years 2013, 2012 and 2011, respectively. At September 28, 2013, the total assets of our foreign operations were approximately $24 million or 3.7% of total assets. At September 29, 2012, the total assets of our foreign operations were approximately $16.3 million or 2.7% of total assets.

Employees

The Company has about 3,400 full and part time employees as of September 28, 2013.  About 900 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

Environmental Risks

The disposal of solid and liquid waste material resulting from the preparation and processing of foods is subject to various federal, state and local laws and regulations relating to the protection of the environment. Such laws and regulations have an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of upgraded or new waste treatment facilities.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 41% and 43% of our sales during fiscal years 2013, 2012 and 2011, respectively, with our largest customer accounting for 8% of our sales in 2013, 8% of our sales in 2012 and 8% in 2011. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $23,161,000, $19,491,000 and $18,025,000 in fiscal years 2013, 2012 and 2011, respectively. At September 28, 2013, the total assets of our foreign operations were approximately $24 million or 3.7% of total assets. At September 29, 2012, the total assets of our foreign operations were approximately $16.3 million or 2.7% of total assets.

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

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 50% of capacity. The Company owns a 128,000 square foot building adjacent to this manufacturing facility which contains a large freezer for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company leases, through January 2022, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant and owns a 43,000 square foot office and warehouse building in the same complex.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. The facility is used by the Company to manufacture some of its products including funnel cake, pretzels and churros. The facility operates at about 65% of capacity.

The Company’s primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes. The facility is leased through November 2030. The Company leases an additional 80,000 square feet of office and warehouse space, adjacent to its manufacturing facility, through November 2030. The manufacturing facility operates at approximately 45% of capacity.

The Company leases through June 2015 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 60% of capacity.

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

The Company leases a 48,000 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2019. The facility operates at approximately full capacity. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2016.

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2016. The facility operates at approximately 30% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. The buildings are leased through December 2015. The manufacturing facility operates at approximately 55% of capacity.

The Company owns a 165,000 square foot fig and fruit bar manufacturing facility located on 9-1/2 acres in Moscow Mills (St. Louis), Missouri. The facility operates at about 55% of capacity.

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings. The building is approximately 14,000 square feet and the lease runs through December 2017. The manufacturing facility operates at approximately 75% of capacity.

The Company owns an 84,000 square foot handheld products manufacturing facility in Holly Ridge, North Carolina, which operates at about 40% of capacity.

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon, which operates at about 45% of capacity. The facility is leased through May 13, 2021.

The Company also leases approximately 141 warehouse and distribution facilities in 44 states, Mexico and Canada.

Item 3.      Legal Proceedings

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4.       Mine Safety Disclosures

Not Applicable

PART II

Item 5.       Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 29, 2012 and September 28, 2013.

	Common Stock Market Price
	High	Low	Dividend Declared

Fiscal 2012
First quarter	$54.53	$45.12	$0.1300
Second quarter	54.17	46.73	0.1300
Third quarter	58.15	48.57	0.1300
Fourth quarter	59.80	51.91	0.1300

Fiscal 2013
First quarter	$65.60	$55.96	$0.1600
Second quarter	77.33	61.52	0.1600
Third quarter	80.85	72.80	0.1600
Fourth quarter	84.48	74.63	0.1600

As of October 23, 2013, we had 7,550 beneficial shareholders.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215. In our first quarter, we purchased and retired 48,255 shares at a cost of $2,762,622. In our third quarter, we purchased and retired 58,840 shares at a cost of $4,435,078. In our fourth quarter, we purchased and retired 97,302 shares at a cost of $7,302,515.

In our fiscal year ended September 29, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125.

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock.

On November 8, 2012 the Company’s Board of directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 343,858 shares remain to be purchased under that authorization.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among J & J Snack Foods Corp., the NASDAQ Composite Index,
and the S&P Packaged Foods & Meats Index

$300
$250
$200
$150
$100
$50
$0
9/08
9/09
9/10
9/11
9/12
9/13
J & J Snack Foods Corp.
NASDAQ Composite
S&P Packaged Foods & Meats

*$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.     Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2011, 2012 and 2013.

	Fiscal year ended in September
	(In thousands except per share data)

	2013	2012	2011	2010	2009

Net Sales	$867,683	$830,796	$744,071	$696,703	$653,047
Net Earnings	$64,381	$54,118	$55,063	$48,409	$41,312
Total Assets	$645,661	$603,044	$550,816	$483,994	$439,827
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$347	$687	$801	$863	$381
Stockholders' Equity	$516,565	$475,487	$432,388	$380,575	$342,844
Common Share Data
Earnings Per Diluted Share	$3.41	$2.86	$2.93	$2.59	$2.21
Earnings Per Basic Share	$3.43	$2.87	$2.95	$2.61	$2.23
Book Value Per Share	$27.66	$25.32	$23.09	$20.58	$18.51
Common Shares Outstanding At Year End	18,677	18,780	18,727	18,491	18,526
Cash Dividends Declared Per Common Share	$0.64	$0.52	$0.47	$0.43	$0.39

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

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment. We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $10 million at September 28, 2013 and $12 million at September 29, 2012, respectively.

Accounts Receivable - We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We usually have approximately 15 customers with accounts receivable balances of between $1 million to $10 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed, could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $276,000 and $423,000 for the fiscal years 2012 and 2011, respectively. We had a credit to expense of $70,000 in fiscal year 2013. At September 28, 2013 and September 29, 2012, our accounts receivables were $87,545,000 and $76,414,000 net of an allowance for doubtful accounts of $854,000 and $987,000.

Asset Impairment – We have three reporting units with goodwill totaling $76,899,000 as of September 28, 2013. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 28, 2013 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,400 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 28, 2013 and September 29, 2012 was $1,516,000 and $1,332,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2013 and 2012 was $3,200,000 and $1,800,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $8,500,000 and $6,200,000 at September 28, 2013 and September 29, 2012, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At each of September 28, 2013 and September 29, 2012, we had outstanding letters of credit totaling $8,175,000.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2013 (52 weeks) Compared to Fiscal 2012 (53 weeks)

Net sales increased $36,887,000, or 4%, to $867,683,000 in fiscal 2013 from $830,796,000 in fiscal 2012. Excluding sales from the extra week in 2012, sales increased approximately 6 1/2% from 2012 to 2013.

Excluding sales from the acquisition of Kim & Scott’s Gourmet Pretzels in June 2012 in the twelve months post acquisition and the extra week in 2012, sales increased approximately 6% for the year.

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

FOOD SERVICE

Sales to food service customers increased $39,497,000 or 8%, to $560,759,000 in fiscal 2013. Excluding sales from the extra week in 2012, sales increased approximately 10% from 2012 to 2013. Excluding Kim & Scott’s sales in the twelve months post acquisition and the extra week in 2012, sales increased approximately 9% for the year. Soft pretzel sales to the food service market increased 23% to $145,026,000 for the year aided by increased sales to restaurant chains, warehouse club stores and throughout our customer base. Increased sales to two customers accounted for approximately 1/3 of the pretzel sales increase. Excluding Kim & Scott’s sales, food service soft pretzel sales increased 20% for the year. Frozen juice bar and ices sales decreased $4,982,000 or 9%, to $48,831,000 for the year primarily as the result of lower sales to warehouse club stores due we believe to weather and school food service accounts due to changes in USDA school food programs. We believe the impact of the changes in the USDA school food programs on our frozen juice and ices sales has bottomed out. Churro sales to food service customers increased 22% to $56,099,000 in 2013 with sales to one restaurant chain accounting for all of the sales increase. Sales of bakery products increased $8,591,000, or 3%, for the year as sales increases and decreases were spread throughout our customer base. Handheld sales to food service customers were down 5% to $26,488,000 in 2013 as two customers accounted for all of the decrease in sales. Sales of new products in the first twelve months since their introduction were approximately $11.2 million for the year. Price increases accounted for approximately $11.6 million of sales for the year and net volume increases, including new product sales as defined above and sales resulting from the acquisition of Kim & Scott’s, accounted for approximately $27.9 million of sales for the year. Operating income in our Food Service segment increased from $49,770,000 in 2012 to $65,907,000 in 2013. Operating income benefited from increased sales volume, price increases and lower ingredient and packaging costs of approximately $2 million. Operating income was impacted by a product write down of $500,000 and by a $2.1 million increase in liability insurance expense from last year. The increase in insurance expense is due to an increase in claims and estimates for claims incurred but not yet paid.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $7,529,000 or 7% to $102,339,000 in fiscal year 2013. Excluding sales from the extra week in 2012, sales decreased approximately 5% from 2012 to 2013. Excluding Kim & Scott’s sales in the twelve months post acquisition and the extra week in 2012, sales decreased approximately 5% for the year. Soft pretzel sales to retail supermarkets were $34,597,000 compared to $33,842,000 in 2012 on a unit volume increase of 2%. Sales of frozen juices and ices decreased $5,596,000 or 10% to $48,077,000 on a volume decrease of about 9%. Frozen juices and ices sales were impacted by cold weather throughout the second half of the year. Coupon redemption costs, a reduction of sales, increased 14% or about $459,000 for the year. Handheld sales to retail supermarket customers decreased 8% to $22,528,000 in 2013 as two customers accounted for all of the decrease in sales. Sales of products in the first twelve months since their introduction were approximately $1.4 million in fiscal year 2013. Price increases accounted for approximately $2.9 million of sales for the year and net volume decreases, including new product sales as defined above and Kim & Scott’s sales and net of increased coupon costs, reduced sales by approximately $10.4 million for the year. Operating income in our Retail Supermarkets segment decreased from $13,316,000 in 2012 to $8,594,000 in 2013 with 84% of the decrease, or $3,982,000, coming in the fourth quarter. The fourth quarter was impacted by sharply lower sales of frozen juices and ices, which were down 26%, and by increased trade spending needed to generate those sales. We believe that the impact of cold weather on frozen novelties’ sales was widespread among manufacturers.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 2% to $204,585,000 in fiscal 2013. Excluding sales from the extra week in 2012, sales increased approximately 4% from 2012 to 2013. Beverage sales alone decreased 2% to $132,274,000 for the year with increases and decreases throughout our customer base. Gallon sales were down 4% in our base ICEE business. Service revenue increased 8% to $52,813,000 for the year with increases and decreases spread across our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, increased from $13,136,000 in 2012 to $17,376,000 in 2013. The estimated number of Company owned frozen beverage dispensers was 44,700 and 42,500 at September 28, 2013 and September 29, 2012, respectively. Operating income in our Frozen Beverage segment increased from $21,881,000 in 2012 to $22,903,000 in 2013 as a result of increased service revenue and machine sales as discussed above and controlled expenses.

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

Gross profit as a percentage of sales increased to 30.35% in 2013 from 30.11% in 2012 primarily due to higher volume in our food service segment, and the margin also benefitted by lower ingredient and packaging costs of about $2.3 million. Gross profit was impacted by about $2.1 million of increased liability insurance expense compared to last year and a product write down of $500,000 related to a new product that was not successful. Ingredient and packaging costs can be extremely volatile and may be significantly different from what we are presently expecting and therefore we cannot project the impact of ingredient and packaging costs on our business going forward.

Total operating expenses increased $680,000 to $165,898,000 in fiscal 2013 but as a percentage of sales decreased .77 percentage points to 19% of sales. Marketing expenses decreased .65 percentage points and remained at 9% of sales as a result of higher sales and lower expenses of which about $800,000 resulted from a management and sales meeting held in 2012 which did not reoccur in 2013. Distribution expenses as a percent of sales were 7.49% in both years. Administrative expenses were 3.16% and 3.15% of sales in 2013 and 2012, respectively. Other general income of $651,000 this year compared to other general expense of $458,000 in 2012. Included in other general income in 2013 is $805,000 of settlement income related to prior acquisitions. Included in other general expense in 2012 is $404,000 of acquisition costs and costs of relocating Kim & Scott’s operations.

Operating income increased $12,437,000 or 15% to $97,404,000 in fiscal year 2013 as a result of the aforementioned items.

Investment income increased by $2,100,000 to $3,492,000 due to increased investments in marketable securities. We invested $80 million in the first quarter and $30 million in the third quarter in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. We estimate the annual yield from these funds to approximate 3.5 – 3.75%. US Government Agency debt of $23.0 million held at September 29, 2012 which was yielding 2.0% was called in the year ended September 28, 2013.

The effective income tax rate decreased to 36% from 37% last year because actual liability for last year’s taxes was less than estimated and the estimate for this year’s taxes has been lowered accordingly.

Net earnings increased $10,263,000 or 19%, in fiscal 2013 to $64,381,000, or $3.41 per diluted share as a result of the aforementioned items.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $571,000 in accumulated other comprehensive loss in 2013, a decrease of $782,000 in accumulated other comprehensive loss in 2012 and an increase of $1,060,000 in 2011. In 2013, sales of the two subsidiaries were $23,161,000 as compared to $19,491,000 in 2012 and $18,025,000 in 2011.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215. In our first quarter, we purchased and retired 48,255 shares at a cost of $2,762,622. In our third quarter, we purchased and retired 58,840 shares at a cost of $4,435,078. In our fourth quarter, we purchased and retired 97,302 shares at a cost of $7,302,515.

In our fiscal year ended September 29, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125.

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock.

In November 2011, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 28, 2013 or at September 29, 2012. The significant financial covenants are:

.	Tangible net worth must initially be more than $294 million.

.	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 28, 2013.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2013 and 2012 was $3,200,000 and $1,800,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At each of September 28, 2013 and September 29, 2012, we had outstanding letters of credit totaling $8,175,000.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt, including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	347	211	100	36	-
Purchase commitments	40,000	40,000	-	-	-
Operating leases	45,420	8,556	13,365	7,877	15,622
Total	$85,767	$48,767	$13,465	$7,913	$15,622

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2013 Compared to Fiscal 2012

Cash and cash equivalents and marketable securities held to maturity and available for sale increased $26,855,000, or 15%, to $207,265,000 from a year ago for reasons described below.

Accounts receivables, net increased $11,131,000, or 15%, to $87,545,000 in 2013. On a days’ outstanding basis, the balance a year ago was at an unusually low level; the increase this year is partly due to a bounceback and partly due to the composition of the receivables. Inventories increased $2,024,000 or 3% to $71,785,000 in 2013 primarily due to higher unit costs of inventory.

Prepaid expenses and other increased to $3,284,000 from $2,220,000 last year because of requirements for prepayments by various vendors.

Net property, plant and equipment increased $5,620,000 to $147,164,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets. Included in purchases of property, plant and equipment in 2013 is approximately $5.4 million for equipment additions at our manufacturing facility in Moscow Mills, MO which essentially completes the multi-year expansion of that facility.

Goodwill remained the same at $76,899,000.

Other intangible assets, less accumulated amortization decreased $4,452,000 to $44,012,000 due entirely to amortization expense of $4,452,000.

Marketable securities available for sale and held to maturity increased by $83,708,000 to $109,920,000 as we invested $110 million into mutual funds designed to generate current income while maintaining a low volatility and overall moderate duration.

Accrued insurance liability increased $2,130,000 due to increases in insurance company estimates for incurred but not yet paid claims under our insurance liability programs for prior years and higher claims levels during 2013.

Accrued compensation expense increased 4% to $13,671,000 due to an increase in our employee base and a general increase in the level of pay rates.

Deferred income tax liabilities increased by $309,000 to $45,183,000 which related primarily to amortization of goodwill and other intangible assets.

Other long-term liabilities at September 28, 2013 include $438,000 of gross unrecognized tax benefits which decreased from $541,000 a year ago due to reductions for tax positions of prior years.

Common stock decreased $8,495,000 to $34,516,000 in 2013 because repurchases of our common stock of $14,500,000 exceeded increases totaling $6,005,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities decreased $2,877,000 to $86,548,000 in 2013 primarily because of an increase of accounts receivables in 2013 of $11,148,000 compared to an increase of $605,000 in 2012 and an increase in accounts payable and accrued liabilities of $578,000 in 2013 compared to an increase of $5,248,000 in 2012 which more than offset increased net earnings of $10,263,000 and other positive factors.

Net cash used in investing activities increased $111,519,000 to $120,837,000 in 2013 from $9,318,000 in 2012 primarily because net purchases of marketable securities of $85,934,000 in 2013 compared to net proceeds from marketable securities of $41,294,000 in 2012.

Net cash used in financing activities of $22,360,000 in 2013 compared to net cash used by financing activities of $13,800,000 in 2012. The increase was caused primarily by increased payments of $6,333,000 to repurchase common stock and increased dividend payments of $1,919,000.

In 2013, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, increase in accounts receivable, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt and purchases of companies. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 28, 2013, we may borrow in the future depending on our needs.

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

Prepaid expenses and other decreased to $2,220,000 from $4,196,000 last year because of higher estimated federal income tax payments made in 2011 prior to the enactment of the law extending bonus depreciation which resulted in prepaid income taxes of $1,814,000 at September 2011.

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

In 2012, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, purchases of property, plant and equipment, purchases of companies, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 29, 2012, we may borrow in the future depending on our needs.

Item 7A.    Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 28, 2013, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 28, 2013, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 28, 2013, because it does not believe its foreign exchange exposure is significant.

Item 8.     Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 28, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and board of directors;

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 28, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment, our management believes that, as of September 28, 2013, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 28, 2013.  Their report, dated November 26, 2013, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.     Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 18, 2014 (“2013 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2013 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 18, 2014 is incorporated herein by reference.

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

Item 11.     Executive Compensation

Information concerning executive compensation appearing in the Company’s 2013 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 18, 2014 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	71	Chairman of the Board, President, Chief Executive Officer and Director

Dennis G. Moore	57	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director

Robert M. Radano	64	Senior Vice President, Sales and Chief Operating Officer

Dan Fachner	53	President of The ICEE Company Subsidiary

Gerard G. Law	39	Senior Vice President and Assistant to the President

Robert J. Pape	56	Senior Vice President Sales

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

Item 12.     Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 28, 2013.

	( a )	( b )	( c )
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstandng options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )

Equity compensation plans approved by security holders	499,023	$48.46	1,161,000

Equity compensation plans not approved by security holders	-	-	-

Total	499,023	$48.46	1,161,000

Item 13.     Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2013 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2013 Proxy Statement is incorporated herein by reference.

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

   (b)        Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990 (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990).

3.2**	Revised Bylaws adopted November 19, 2013.

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

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**	The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows,
(v)	Consolidated Statement of Changes in Stockholders' Equity and
(vi)	The Notes to the Consolidated Financial Statements

_____________

*Compensatory Plan

**Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

November 26, 2013	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 26, 2013	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

November 26, 2013	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

November 26, 2013	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 26, 2013	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 26, 2013	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and Subsidiaries as of September 28, 2013 and September 29, 2012, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 28, 2013 (52 weeks, 53 weeks, and 52 weeks, respectively).  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule, listed in the index appearing under Item 15. We have also audited J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  J&J Snack Foods Corp. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J&J Snack Foods Corp. and Subsidiaries as of September 28, 2013 and September 29, 2012, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended September 28, 2013 (52 weeks, 53 weeks, and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. In our opinion, J&J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

/s/  Grant Thornton  LLP

Philadelphia,  Pennsylvania

November  26,  2013

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 28, 2013	September 29, 2012
Assets
Current assets
Cash and cash equivalents	$97,345	$154,198
Marketable securities held to maturity	256	1,214
Accounts receivable, net	87,545	76,414
Inventories, net	71,785	69,761
Prepaid expenses and other	3,284	2,220
Deferred income taxes	4,502	4,261
Total current assets	264,717	308,068

Property, plant and equipment, at cost	510,442	483,873
Less accumulated depreciation and amortization	363,278	342,329
	147,164	141,544

Other assets
Goodwill	76,899	76,899
Other intangible assets, net	44,012	48,464
Marketable securities held to maturity	2,000	24,998
Marketable securities available for sale	107,664	-
Other	3,205	3,071
	233,780	153,432
	$645,661	$603,044

Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$211	$340
Accounts payable	50,906	52,755
Accrued insurance liability	9,954	7,824
Accrued income taxes	1,740	962
Accrued liabilities	3,769	4,027
Accrued compensation expense	13,671	13,151
Dividends payable	2,988	2,446
Total current liabilities	83,239	81,505

Long-term obligations under capital leases	136	347
Deferred income taxes	45,183	44,874
Other long-term liabilities	538	831

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,677,000 and 18,780,000 respectively	34,516	43,011
Accumulated other comprehensive loss	(5,930)	(3,132)
Retained Earnings	487,979	435,608
	516,565	475,487
	$645,661	$603,044

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

 (in thousands, except per share information)

	Fiscal Year Ended

	September 28, 2013 (52 weeks)	September 29, 2012 (53 weeks)	September 24, 2011 (52 weeks)

Net Sales	$867,683	$830,796	$744,071
Cost of goods sold (1)	604,381	580,611	514,297
Gross Profit	263,302	250,185	229,774

Operating expenses
Marketing (2)	74,076	76,318	70,637
Distribution (3)	65,025	62,250	57,462
Administrative (4)	27,448	26,192	24,568
Other general (income) expense	(651)	458	524
	165,898	165,218	153,191
Operating Income	97,404	84,967	76,583

Other income (expenses)
Gain on bargain purchase of a business	-	-	6,580
Investment income	3,492	1,392	1,041
Interest expense & other	(106)	(73)	(138)

Earnings before income taxes	100,790	86,286	84,066

Income taxes	36,409	32,168	29,003

NET EARNINGS	$64,381	$54,118	$55,063

Earnings per diluted share	$3.41	$2.86	$2.93

Weighted average number of diluted shares	18,878	18,917	18,789

Earnings per basic share	$3.43	$2.87	$2.95

Weighted average number of basic shares	18,785	18,854	18,672

(1)	Includes share-based compensation expense of $463 for the year ended September 28, 2013, $270 for the year ended September 29, 2012 and $157 for the year ended September 24, 2011.
(2)	Includes share-based compensation expense of $635 for the year ended September 28, 2013, $403 for the year ended September 29, 2012 and $347 for the year ended September 24, 2011.
(3)	Includes share-based compensation expense of $30 for the year ended September 28, 2013, $27 for the year ended September 29, 2012 and $18 for the year ended September 24, 2011.
(4)	Includes share-based compensation expense of $742 for the year ended September 28, 2013, $546 for the year ended September 29, 2012 and $396 for the year ended September 24, 2011.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (in thousands)

	September 28, 2013 (52 weeks)	Sepember 29, 2012 (53 weeks)	September 24, 2011 (52 weeks)

Net Earnings	$64,381	$54,118	$55,063

Foreign currency translation adjustments	(571)	782	(1,060)
Unrealized holding loss on marketable securities	(2,227)	-	-

Total Other Comprehensive (Loss) Income, net of tax	(2,798)	782	(1,060)

Comprehensive Income	$61,583	$54,900	$54,003

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

 (in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 25, 2010	18,491	$38,453	$(2,854)	$344,976	$380,575
Issuance of common stock upon exercise of stock options	214	4,608	-	-	4,608
Issuance of common stock for employee stock purchase plan	20	769	-	-	769
Foreign currency translation adjustment	-	-	(1,060)	-	(1,060)
Issuance of common stock to directors	2	75	-	-	75
Dividends declared	-	-	-	(8,754)	(8,754)
Share-based compensation	-	1,112	-	-	1,112
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	55,063	55,063

Balance at September 24, 2011	18,727	$45,017	$(3,914)	$391,285	$432,388
Issuance of common stock upon exercise of stock options	105	3,332	-	-	3,332
Issuance of common stock for employee stock purchase plan	20	896	-	-	896
Foreign currency translation adjustment	-	-	782	-	782
Issuance of common stock under deferred stock plan	70	687	-	-	687
Dividends declared	-	-	-	(9,795)	(9,795)
Share-based compensation	-	1,246	-	-	1,246
Repurchase of common stock	(142)	(8,167)	-	-	(8,167)
Net earnings	-	-	-	54,118	54,118

Balance at September 29, 2012	18,780	$43,011	$(3,132)	$435,608	$475,487
Issuance of common stock upon exercise of stock options	80	2,905	-	-	2,905
Issuance of common stock for employee stock purchase plan	20	1,043	-	-	1,043
Foreign currency translation adjustment	-	-	(571)	-	(571)
Unrealized holding loss on marketable securities	-	-	(2,227)	-	(2,227)
Issuance of common stock under deferred stock plan	1	103	-	-	103
Dividends declared	-	-	-	(12,010)	(12,010)
Share-based compensation	-	1,954	-	-	1,954
Repurchase of common stock	(204)	(14,500)	-	-	(14,500)
Net earnings	-	-	-	64,381	64,381

Balance at September 28, 2013	18,677	$34,516	$(5,930)	$487,979	$516,565

The accompanying notes are an integral part of this statement

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended

	September 28, 2013 (52 weeks)	September 29, 2012 (53 weeks)	September 24, 2011 (52 weeks)

Operating activities:
Net earnings	$64,381	$54,118	$55,063
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	28,801	26,175	25,046
Amortization of intangibles and deferred costs	4,751	4,762	5,188
Losses (gains) from disposals and impairment of property & equipment	126	(146)	52
Share-based compensation	1,870	1,246	918
Gain on bargain purchase of a business	-	-	(6,580)
Deferred income taxes	74	3,108	6,108
Changes in assets and liabilities, net of effects from purchase of companies:
Increase in accounts receivable, net	(11,148)	(605)	(5,231)
Increase in inventories	(1,819)	(6,463)	(6,262)
(Increase) decrease in prepaid expenses and other	(1,067)	1,982	1,870
Increase in accounts payable and accrued liabilities	579	5,248	4,284
Net cash provided by operating activities	86,548	89,425	80,456
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(7,900)	(8,806)
Purchases of property, plant and equipment	(35,821)	(42,800)	(29,124)
Purchases of marketable securities	(111,241)	(68,450)	(63,293)
Proceeds from redemption and sales of marketable securities	25,307	109,744	37,568
Proceeds from disposal of property and equipment	1,199	1,038	394
Other	(281)	(950)	(644)
Net cash used in investing activities	(120,837)	(9,318)	(63,905)
Financing activities:
Payments to repurchase common stock	(14,500)	(8,167)	-
Proceeds from issuance of common stock	3,948	4,228	5,377
Payments on capitalized lease obligations	(340)	(312)	(244)
Payment of cash dividend	(11,468)	(9,549)	(8,540)
Net cash used in financing activities	(22,360)	(13,800)	(3,407)
Effect of exchange rates on cash and cash equivalents	(204)	412	(330)
Net (decrease) increase in cash and cash equivalents	(56,853)	66,719	12,814
Cash and cash equivalents at beginning of year	154,198	87,479	74,665
Cash and cash equivalents at end of year	$97,345	$154,198	$87,479

The accompanying notes are an integral part of these statements.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.    Revenue Recognition

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $10 million at September 28, 2013 and $12 million at September 29, 2012.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $65,025,000, $62,250,000 and $57,462,000 for the fiscal years ended 2013, 2012 and 2011, respectively.

During the years ended September 28, 2013, September 29, 2012 and September 24, 2011, we sold $22,836,000, $20,324,000 and $18,711,000, respectively, of repair and maintenance service contracts in our frozen beverage business. At September 28, 2013 and September 29, 2012, deferred income on repair and maintenance service contracts was $1,454,000 and $1,398,000, respectively, of which $45,000 and $6,000 is included in other long-term liabilities as of September 28, 2013 and September 29, 2012, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Repair and maintenance service contract income of $22,780,000, $20,309,000 and $18,744,000 was recognized for the fiscal years ended 2013, 2012 and 2011, respectively.

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

5.   Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

6.   Concentrations of Credit Risk and Accounts Receivable

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totalling approximately $55 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have approximately 15 customers with accounts receivable balances of between $1 million and $10 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 41% and 43% of our sales during fiscal years 2013, 2012 and 2011, respectively, with our largest customer accounting for 8% of our sales in 2013, 8% of our sales in 2012 and 8% in 2011. Three of the ten customers are food distributors who sell our product to many end users.

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 28, 2013 and September 29, 2012, our accounts receivables were $87,545,000 and $76,414,000 net of an allowance for doubtful accounts of $854,000 and $987,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

7.   Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out or weighted-average method) or market.  We recognize abnormal amounts of idle facilities, freight, handling costs, and spoilage as charges of the current period.  Additionally, we allocate fixed production overhead to inventories based on the normal capacity of our production facilities.  We calculate normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. This requires us to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high).  In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production is not increased.  However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost.

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used. At September 28, 2013 and September 29, 2012, our reserve for inventory was $4,449,000 and $3,883,000, respectively.

8.   Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 28, 2013, consists of investments classified as held to maturity and available for sale. The mutual funds in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

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

As of September 28, 2013 and September 29, 2012, the total amount of gross unrecognized tax benefits is $438,000 and $541,000, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  The Company had $224,000 and $284,000 of accrued interest and penalties as of September 28, 2013 and September 29, 2012, respectively. We recognized $11,000, $10,000 and $8,000 of penalties and interest in the years ended September 28, 2013, September 29, 2012 and September 24, 2011 respectively.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 29, 2012	$541
Additions based on tax positions related to the current year	42
Reductions for tax positions of prior years	(88)
Settlements	(57)
Balance at September 28, 2013	$438

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 28, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$64,381	18,785	$3.43

Effect of Dilutive Securities
Options	-	93	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$64,381	18,878	$3.41

No anti-dilutive shares have been excluded in the computation of 2013 diluted EPS.

	Fiscal Year Ended September 29, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$54,118	18,854	$2.87

Effect of Dilutive Securities
Options	-	63	(0.01)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$54,118	18,917	$2.86

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

162,142 anti-dilutive shares have been excluded in the computation of 2012 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

	Fiscal Year Ended September 24, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$55,063	18,672	$2.95

Effect of Dilutive Securities
Options	-	117	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$55,063	18,789	$2.93

143,515 anti-dilutive shares have been excluded in the computation of 2011 diluted EPS because the options' exercise price is greater than the average market price of the common stock.

13.     Accounting for Stock-Based Compensation

At September 28, 2013, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands, except per share amounts)

Stock options	$795	$684	$288
Stock purchase plan	363	256	203
Deferred stock issued to outside directors	47	-	46
Restricted stock issued to an employee	18	1	-
	$1,223	$941	$537

Per diluted share	$0.06	$0.05	$0.03

The above compensation is net of tax benefits	$647	$305	$381

At September 28, 2013, the Company has unrecognized compensation expense of approximately $2.4 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2013, 2012 and 2011: expected volatility of 25.7% for fiscal year 2013, 28.3% for fiscal year 2012 and 28.6% for fiscal year 2011: weighted average risk-free interest rates of 2.64%, .81% and 1.56%; dividend rate of .8%, .9% and .9% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 20% was used for 2013, 18% was used for 2012 and 13% was used for fiscal year 2011.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

Expected volatility is based on the historical volatility of the price of our common shares over the past 52 to 55 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

14.     Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $3,069,000, $2,571,000 and $1,919,000 for the fiscal years 2013, 2012 and 2011, respectively.

15.     Commodity Price Risk Management

                Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 28, 2013, we have approximately $40 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.     Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $478,000, $501,000 and $941,000 for the fiscal years 2013, 2012 and 2011, respectively.

17.     Recent Accounting Pronouncements

In June 2011, the FASB issued guidance which gives us the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, we are required to present each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued an update deferring the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income.  This guidance was effective for our fiscal year 2013, and its adoption did not have a material impact on our financial statements.

In July 2012, the FASB issued guidance which allows us the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we are not required to take further action.  We also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  We would be able to resume performing the qualitative assessment in any subsequent period.  The amendments are effective for annual and interim impairment tests performed for our 2013 fiscal year.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if our financial statements for the most recent annual or interim period had not yet been issued.  We adopted this guidance in our fiscal year 2013.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (continued)

In February 2013, the FASB issued guidance which requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, we are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This guidance is effective for our fiscal year 2014.  We do not believe that the adoption of this guidance will have a significant effect on our consolidated financial statements.

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

NOTE C – INVESTMENT SECURITIES- (continued)

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our marketable securities held to maturity and available for sale values are derived solely from level 1 inputs.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 28, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
US Government Agency Debt	$2,000	$-	$50	$1,950
Certificates of Deposit	256	-	-	256
	$2,256	$-	$50	$2,206

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 28, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

Mutual Funds	$109,891	$254	$2,481	$107,664

	$109,891	$254	$2,481	$107,664

The mutual funds are primarily fixed income funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. The funds do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 29, 2012 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
US Government Agency Debt	$24,998	$126	$-	$25,124
Certificates of Deposit	1,214	-	-	1,214
	$26,212	$126	$-	$26,338

All of the certificates of deposit are within the FDIC limits for insurance coverage

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES- (continued)

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 28, 2013 and September 29, 2012 are summarized as follows:

	September 28, 2013		September 29, 2012

	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$256	$256	$1,214	$1,214
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	1,950	24,998	25,124
Total held to maturity securities	$2,256	$2,206	$26,212	$26,338
Less current portion	256	256	1,214	1,214
Long term held to maturity securities	$2,000	$1,950	$24,998	$25,124

Proceeds from the sale and redemption of marketable securities were $25,307,000, $109,744,000 and $37,568,000 in the years ended September 28, 2013, September 29, 2012 and September 24, 2011, respectively; with a loss of $108,000 recorded in 2013 and no gain or loss recorded in 2012 and 2011. We use the specific identification method to determine the cost of securities sold.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 28, 2013	September 29, 2012
	(in thousands)
Finished goods	$33,013	$32,439
Raw materials	14,489	14,584
Packaging materials	5,937	5,985
Equipment parts and other	18,346	16,753
	$71,785	$69,761

Inventory is presented net of an allowance for obsolescence of $4,449,000 and $3,883,000 as of fiscal year ends 2013 and 2012, respectively.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 28, 2013	September 29, 2012	Estimated Useful Lives (in years)
	(in thousands)

Land	$2,496	$2,496		-
Buildings	26,741	26,741	15	-	39.5
Plant machinery and equipment	179,331	172,529	5	-	20
Marketing equipment	244,770	233,612	5	-	7
Transportation equipment	5,953	4,879		5
Office equipment	16,282	14,987	3	-	5
Improvements	24,917	22,889	5	-	20
Construction in Progress	9,952	5,740		-
	$510,442	$483,873

Depreciation expense was $28,801,000, $26,175,000 and $25,046,000 for fiscal years 2013, 2012 and 2011, respectively.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 28, 2013		September 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$12,880	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	545	478	545	456
Customer relationships	40,187	26,187	40,187	22,582
License and rights	3,606	2,614	3,606	2,519
	$57,218	$29,279	$57,218	$25,557

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$4,006	$-	$4,006	$-

Amortized Intangible Assets
Customer relationships	279	62	279	31
	$4,285	$62	$4,285	$31

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	4,830	6,478	4,201
Licenses and rights	1,601	714	1,601	644
	$17,592	$5,742	$17,592	$5,043

CONSOLIDATED	$79,095	$35,083	$79,095	$30,631

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

NOTE F – GOODWILL AND INTANGIBLE ASSETS- (continued)

Licenses and rights, customer relationships and non compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Intangible assets of $198,000 and $238,000 were acquired in the food service and retail supermarket segments, respectively, in the Kim and Scott’s acquisition in fiscal year 2012.

Separately, an intangible asset of $500,000 was purchased in the retail supermarket segment in fiscal year 2012.

There were no intangible assets acquired in fiscal year 2013.

Aggregate amortization expense of intangible assets for the fiscal years 2013, 2012 and 2011 was $4,452,000, $4,477,000 and $4,811,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,400,000 in 2014 and 2015, $4,200,000 in 2016, $1,700,000 in 2017 and $900,000 in 2018. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food Service	Retail Supermarkets	Frozen Beverages	Total

Balance at September 28, 2013	$39,115	$1,844	$35,940	$76,899
Balance at September 29, 2012	$39,115	$1,844	$35,940	$76,899

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually by management for impairment.  Our impairment analysis for 2013 and 2012 was based on a combination of the income approach, which estimates the fair value of discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon our stock market multiples. Our impairment analysis for 2011 was a qualitative assessment in which we have considered historical net cash provided by operating activities and purchases of property, plant and equipment, their relationship to the carrying value of goodwill, recent fair value calculations of our reporting units and our assessment of the likelihood, based on an assessment of what we know about our Company’s products and markets, costs and general economic conditions, that the relationship of cash flow to the carrying value of goodwill will change significantly in the foreseeable future.   There were no impairment charges in 2013, 2012 or 2011.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS- (continued)

Goodwill of $6,829,000 was acquired in the Kim and Scott’s acquisition in fiscal year 2012 which was allocated $4,985,000 to the food service segment and $1,844,000 to the retail supermarkets segment. No goodwill was acquired in fiscal year 2013.

NOTE G – LONG-TERM DEBT

In November 2011, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 28, 2013 and September 29, 2012, there were no outstanding balances under the facility.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 28, 2013	September 29, 2012
	(in thousands)
Capital lease obligations, with interest at 6.25%, payable in monthly installments of $6,030, through March 2015	$103	$167

Capital lease obligations, with interest at 7.6%, payable in monthly installments of $3,162, through November 2017	130	157

Capital lease obligations, with interest at 5.8%, payable in monthly installments of $14,625, through May 2014	114	277

Capital lease obligations, with interest at 2.6%, payable in monthly installments of $8,700, through August 2013	-	86
	347	687
Less current portion	211	340
	$136	$347

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands)
Current
U.S. Federal	$26,492	$21,573	$17,065
Foreign	2,289	1,408	950
State	7,560	5,416	4,871
	36,341	28,397	22,886

Deferred
U.S. Federal	$64	$3,124	$3,988
Foreign	(10)	(14)	409
State	14	661	1,720
	68	3,771	6,117
	$36,409	$32,168	$29,003

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands)

Income taxes at statutory rates	$35,277	$30,200	$29,423
Increase (decrease)in taxes resulting from:
State income taxes, net of federal income tax benefit	4,346	3,777	3,279
Domestic production activities deduction	(1,540)	(1,553)	(1,500)
Gain on bargain purchase	-	-	(2,303)
Reduction of gross unrecognized tax benefits	(346)	(307)	(310)
Other, net	(1,328)	51	414
	$36,409	$32,168	$29,003

Deferred tax assets and liabilities consist of the following:

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES- (continued)

	September 28, 2013	September 29, 2012
	(in thousands)
Deferred tax assets
Vacation accrual	$1,445	$1,422
Insurance accrual	3,306	2,722
Deferred income	32	13
Allowances	2,348	2,130
Inventory capitalization	709	709
Share-based compensation	1,023	794
Other, net	-	11
	8,863	7,801
Deferred tax liabilities
Amortization of goodwill and other intangible assets	20,283	19,030
Depreciation of property and equipment	29,261	29,360
Other, net	-	24
	49,544	48,414
	$40,681	$40,613

NOTE J - COMMITMENTS

1.     Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 28, 2013:

	Plants and Offices	Equipment	Total
	(in thousands)
2014	$5,194	$3,362	$8,556
2015	4,943	2,602	7,545
2016	3,564	2,256	5,820
2017	3,013	1,792	4,805
2018	2,428	644	3,072
2019 and thereafter	15,573	49	15,622
	$34,715	$10,705	$45,420

Total rent expense was $13,575,000, $13,215,000 and $14,076,000 for fiscal years 2013, 2012 and 2011, respectively.

2.    Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $8,500,000 and $6,200,000 at September 28, 2013 and September 29, 2012, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At each of September 28, 2013 and September 29, 2012, we had outstanding letters of credit totaling $8,175,000.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J - COMMITMENTS- (continued)

We have a self-insured medical plan which covers approximately 1,400 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 28, 2013 and September 29, 2012 was $1,516,000 and $1,332,000, respectively.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215. In our first quarter, we purchased and retired 48,255 shares at a cost of $2,762,622. In our third quarter, we purchased and retired 58,840 shares at a cost of $4,435,078. In our fourth quarter, we purchased and retired 97,302 shares at a cost of $7,302,515.

In our fiscal year ended September 29, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125.

In our fiscal year ended September 24, 2011, we did not purchase and retire any shares of our common stock.

NOTE L – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 800,000 shares reserved under the Plan; options for 620,000 shares remain unissued as of September 28, 2013. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2013, 2012 and 2011 employees purchased 19,804, 20,318 and 19,708 shares at average purchase prices of $52.61, $44.11 and $39.04, respectively. ESPP expense of $363,000, $256,000 and $203,000 was recognized for fiscal years 2013, 2012 and 2011, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS- (continued)

A summary of the status of our stock option plans as of fiscal years 2013, 2012 and 2011 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
	Stock Options Outstanding	Weighted- Average Exercise Price	Stock Options Outstanding	Weighted- Average Exercise Price

Balance, September 26, 2010	418,009	$30.86	244,000	$23.38
Granted	101,200	50.93	45,315	49.57
Exercised	(186,039)	23.52	(62,000)	10.30
Canceled	(10,050)	36.77	-	-

Balance, September 24, 2011	323,120	41.18	227,315	32.17
Granted	118,210	57.87	45,932	57.70
Exercised	(71,350)	39.03	(62,000)	19.77
Canceled	(14,300)	41.13	-	-

Balance, September 29, 2012	355,680	47.16	211,247	41.36
Granted	1,600	63.13	20,000	80.79
Exercised	(84,628)	34.58	-	-
Canceled	(12,800)	51.01	-	-

Balance, September 28, 2013	259,852	$51.17	231,247	$44.77
Exercisable Options September 28, 2013	51,892		120,000

The weighted-average fair value of incentive options granted during fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011 was $13.76, $13.43 and $12.52, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011 was $28.30, $16.32 and $14.95, respectively. The total intrinsic value of stock options exercised was $2.7 million, $3.2 million and $7.0 million in fiscal years 2013, 2012 and 2011, respectively.

The total cash received from these option exercises was $2.6 million, $2.4 million and $3.4 million in fiscal years 2013, 2012 and 2011, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $666,000, $1.0 million and $1.4 million in fiscal years 2013, 2012 and 2011, respectively.

The following table summarizes information about incentive stock options outstanding at September 28, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at September 28, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at September 28, 2013	Weighted- Average Exercise Price
$36.71	-	$51.14	147,542	2.2	$45.86	51,892	$36.73
$57.15	-	$76.27	112,310	3.9	$58.06	-	$-
			259,852			51,892

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS- (continued)

The following table summarizes information about nonqualified stock options outstanding at September 28, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding at September 28, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable at September 28, 2013	Weighted- Average Exercise Price
$20.43	-	$29.78	40,000	1.6	$25.10	40,000	$25.10
$31.10	-	$41.75	80,000	4.7	$35.46	80,000	$35.46
$47.59	-	$57.99	91,247	5.6	$53.67	-	$-
$80.79	-	$80.79	20,000	10.0	$80.79	-	$-
			231,247			120,000

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,624,000, $1,662,000 and $1,480,000 were made in fiscal years 2013, 2012 and 2011, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands)
Cash paid for:
Interest	$50	$70	$36
Income taxes	35,496	23,864	19,594

Non cash items:
Capital leases	$-	$198	$182

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

NOTE O – SEGMENT REPORTING- (continued)

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING- (continued)

	Fiscal year ended

	September 28, 2013	September 29, 2012	September 24, 2011
		(in thousands)

Sales to External Customers:
Food Service
Soft pretzels	$145,026	$118,014	$103,943
Frozen juices and ices	48,831	53,813	49,740
Churros	56,099	45,974	41,583
Handhelds	26,488	27,818	8,865
Bakery	274,783	266,192	241,288
Other	9,532	9,451	18,143
	$560,759	$521,262	$463,562

Retail Supermarket
Soft pretzels	$34,597	$33,842	$32,044
Frozen juices and ices	48,077	53,673	51,940
Handhelds	22,528	24,358	9,424
Coupon redemption	(3,681)	(3,222)	(3,857)
Other	818	1,217	1,548
	$102,339	$109,868	$91,099

Frozen Beverages
Beverages	$132,274	$135,436	$133,372
Repair and maintenance service	52,813	49,115	42,608
Machines sales	17,376	13,136	11,362
Other	2,122	1,979	2,068
	$204,585	$199,666	$189,410

Consolidated Sales	$867,683	$830,796	$744,071

Depreciation and Amortization:
Food Service	$18,999	$17,287	$16,986
Retail Supermarket	31	23	8
Frozen Beverages	14,522	13,627	13,240
	$33,552	$30,937	$30,234

Operating Income:
Food Service	$65,907	$49,770	$46,171
Retail Supermarket	8,594	13,316	11,830
Frozen Beverages	22,903	21,881	18,582
	$97,404	$84,967	$76,583

Capital Expenditures:
Food Service	$19,097	$28,504	$14,905
Retail Supermarket	-	-	-
Frozen Beverages	16,724	14,296	14,219
	$35,821	$42,800	$29,124

Assets:
Food Service	$486,015	$453,509	$405,927
Retail Supermarket	6,067	6,098	3,579
Frozen Beverages	153,579	143,437	141,310
	$645,661	$603,044	$550,816

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 28, 2013

	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)

1st Quarter	$191,408	$54,135	$10,226	$0.54
2nd Quarter	201,326	58,151	12,660	0.67
3rd Quarter	237,036	75,322	21,172	1.12
4th Quarter	237,913	75,694	20,323	1.08
Total	$867,683	$263,302	$64,381	$3.41

	Fiscal Year Ended September 29, 2012

	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)

1st Quarter	$172,686	$46,406	$5,485	$0.29
2nd Quarter	189,554	53,987	10,423	0.55
3rd Quarter	226,335	72,507	18,672	0.99
4th Quarter	242,221	77,285	19,538	1.03
Total	$830,796	$250,185	$54,118	$2.86

(1)   Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

NOTE Q – SUBSEQUENT EVENT

On October 14, 2013, we acquired certain assets and assumed certain liabilities of New York Pretzel, a manufacturer and distributor of soft pretzels selling primarily in the northeast to food service and retail locations. The acquisition is not material to our financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charged to Expense	Deductions		Closing Balance

2013	Allowance for doubtful accounts	$987,000	$(70,000)	$63,000	(1)	$854,000

2012	Allowance for doubtful accounts	$955,000	$276,000	$244,000	(1)	$987,000

2011	Allowance for doubtful accounts	$893,000	$423,000	$361,000	(1)	$955,000

2013	Inventory Reserve	$3,883,000	$2,768,000	$2,202,000	(2)	$4,449,000

2012	Inventory Reserve	$4,615,000	$1,291,000	$2,023,000	(2)	$3,883,000

2011	Inventory Reserve	$4,189,000	$1,931,000	$1,505,000	(2)	$4,615,000

(1) Write-offs of uncollectible accounts receivable.

(2) Disposals of obsolete inventory.

 S-1

CORPORATE INFORMATION

OFFICERS

Gerard Law
Senior Vice President,
Assistant to the President

Robert J. Pape
Senior Vice President, Sales

Robert M. Radano
Senior Vice President and
Chief Operating Officer

Harry Fronjian
Vice President, Human Resources

John Griffith
Vice President, Information Systems

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Vice Chairman of the Board
Emerging Growth Equities, Ltd.

Vincent A. Melchiorre (1)(2)(3)
Senior Vice President, Bimbo Bakeries USA

OFFICERS OF SUBSIDIARY COMPANIES

J&J SNACK FOODS SALES CORP.

Thomas Weber
Senior Vice President, Operations

William Dougherty
Vice President, Finance
Country Home Bakers, LLC

Mimi Ford
Vice President, Educational Channel

Tom Hunter
Vice President, General Manager
Uptown Bakeries

---

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

Paul Kennedy
Vice President, Safety

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Robyn Shreiber
Vice President, National Account Sales

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales-Food Service

MIA PRODUCTS

T.J. Couzens
Vice President/General Manager

Ernest Fogle
Vice President, Research & Development

THE ICEE COMPANY

Dan Fachner
President

Scott Carter
Vice President, Operations

Steve Every
Vice President/General Manager
Eastern Zone

Kent Galloway
Vice President and Chief Financial Officer

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O'Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Greg Lowery
President

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2013	**HIGH**	**LOW**
1st Quarter	$65.60	$55.96
2nd Quarter	77.33	61.52
3rd Quarter	80.85	72.80
4th Quarter	84.48	74.63

FISCAL 2012	**HIGH**	**LOW**
1st Quarter	$54.53	$45.12
2nd Quarter	54.17	46.73
3rd Quarter	58.15	48.57
4th Quarter	59.80	51.91

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, LLP
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

Tuesday, February 18, 2014
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
Tio Pepe's Churros
Gourmet Twists topped soft pretzels

Kim & Scott's Gourmet Pretzels Handmade Soft Pretzels
Patio
Supreme Stuffers Savory Filled Pockets
Sweet Stuffers Sweet Filled Pies
Pretzel Fillers Stuffed soft pretzels

Daddy Ray's
Mary B's Biscuits
Bakers Best
Readi-Bake

Arctic Blast
Slush Puppie
New York Pretzel
Texas Twist
Uptown Bakeries

www.jjsnack.com