Form 10-Q
period 2013-12-28
J&J SNACK FOODS CORP
filed 2014-01-27
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 28, 2013

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

As of January 20, 2014, there were 18,690,646 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number

Part I.	Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – December 28, 2013 (unaudited) and September 28, 2013		3

Consolidated Statements of Earnings (unaudited) - Three Months Ended December 28, 2013 and December 29, 2012		4

Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended December 28, 2013 and December 29, 2012		5

Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 28, 2013 and December 29, 2012		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 6.	Exhibits	24

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 28, 2013	September 28, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$105,749	$97,345
Marketable securities held to maturity	-	256
Accounts receivable, net	74,620	87,545
Inventories, net	76,766	71,785
Prepaid expenses and other	3,644	3,284
Deferred income taxes	4,569	4,502
Total current assets	265,348	264,717

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	183,867	179,331
Marketing equipment	246,542	244,770
Transportation equipment	6,688	5,953
Office equipment	17,496	16,282
Improvements	25,561	24,917
Construction in progress	6,202	9,952
	515,593	510,442
Less accumulated depreciation and amortization	363,508	363,278
	152,085	147,164

Other assets
Goodwill	84,615	76,899
Other intangible assets, net	43,718	44,012
Marketable securities held to maturity	2,000	2,000
Marketable securities available for sale	107,876	107,664
Other	3,495	3,205
	241,704	233,780
	$659,137	$645,661

Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$265	$211
Accounts payable	51,011	50,906
Accrued insurance liability	9,844	9,954
Accrued income taxes	7,768	1,740
Accrued liabilities	3,995	3,769
Accrued compensation expense	10,057	13,671
Dividends payable	5,978	2,988
Total current liabilities	88,918	83,239

Long-term obligations under capital leases	458	136
Deferred income taxes	45,193	45,183
Other long-term liabilities	535	538

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,681,000 and 18,677,000 respectively	35,166	34,516
Accumulated other comprehensive loss	(5,561)	(5,930)
Retained Earnings	494,428	487,979
	524,033	516,565
	$659,137	$645,661

The accompanying notes are an integral part of these statements.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended
	December 28, 2013	December 29, 2012

Net Sales	$203,523	$191,408

Cost of goods sold(1)	143,617	137,273
Gross Profit	59,906	54,135

Operating expenses
Marketing (2)	18,032	17,136
Distribution (3)	16,120	15,400
Administrative (4)	6,984	6,599
Other general expense (income)	799	(61)
	41,935	39,074

Operating Income	17,971	15,061

Other income (expense)
Investment income	1,138	776
Interest expense & other	(36)	(25)

Earnings before income taxes	19,073	15,812

Income taxes	6,647	5,586

NET EARNINGS	$12,426	$10,226

Earnings per diluted share	$0.66	$0.54

Weighted average number of diluted shares	18,793	18,870

Earnings per basic share	$0.67	$0.54

Weighted average number of basic shares	18,679	18,807

(1)	Includes share-based compensation expense of $118 and $125 for the three months ended December 28, 2013 and December 29, 2012, respectively.
(2)	Includes share-based compensation expense of $170 and $173 for the three months ended December 28, 2013 and December 29, 2012, respectively.
(3)	Includes share-based compensation expense of $10 and $8 for the three months ended December 28, 2013 and December 29, 2012, respectively.
(4)	Includes share-based compensation expense of $226 and $201 for the three months ended December 28, 2013 and December 29, 2012, respectively.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended
	December 28, 2013	December 29, 2012

Net Earnings	$12,426	$10,226

Foreign currency translation adjustments	(104)	(123)
Unrealized holding gain on marketable securities	212	18

Total Other Comprehensive Income(Loss), net of tax	108	(105)

Comprehensive Income	$12,534	$10,121

All amounts are net of tax.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Three months ended
	December 28, 2013	December 29, 2012
Operating activities:
Net earnings	$12,426	$10,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	7,688	6,790
Amortization of intangibles and deferred costs	1,252	1,197
Share-based compensation	524	507
Deferred income taxes	(59)	15
Loss on sale of marketable securities	260	-
Other	(93)	(2)
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	12,906	9,787
Increase in inventories	(5,140)	(6,994)
Increase in prepaid expenses	(358)	(483)
Increase (decrease) in accounts payable and accrued liabilities	1,872	(3,781)
Net cash provided by operating activities	31,278	17,262
Investing activities:
Payment for purchases of of companies, net of cash acquired	(11,000)	-
Purchases of property, plant and equipment	(9,317)	(7,481)
Purchases of marketable securities	(5,240)	(80,002)
Proceeds from redemption and sales of marketable securities	5,495	240
Proceeds from disposal of property and equipment	360	261
Other	(109)	(37)
Net cash used in investing activities	(19,811)	(87,019)
Financing activities:
Payments to repurchase common stock	-	(2,763)
Proceeds from issuance of stock	120	1,700
Payments on capitalized lease obligations	(124)	(88)
Payment of cash dividend	(2,988)	(3,004)
Net cash used in financing activities	(2,992)	(4,155)
Effect of exchange rate on cash and cash equivalents	(71)	(70)
Net increase (decrease) in cash and cash equivalents	8,404	(73,982)
Cash and cash equivalents at beginning of period	97,345	154,198
Cash and cash equivalents at end of period	$105,749	$80,216

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

The results of operations for the three months ended December 28, 2013 and December 29, 2012 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Note 2            We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $854,000 and $854,000 at December 28, 2013 and September 28, 2013, respectively.

Note 3            Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $7,688,000 and $6,790,000 for the three months ended December 28, 2013 and December 29, 2012, respectively.

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

	Three Months Ended December 28, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$12,426	18,679	$0.67

Effect of Dilutive Securities
Options	-	114	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$12,426	18,793	$0.66

	Three Months Ended December 29, 2012
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$10,226	18,807	$0.54

Effect of Dilutive Securities
Options	-	63	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$10,226	18,870	$0.54

Note 5            At December 28, 2013, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended
	December 28, 2013	December 29, 2012
	(in thousands, except per share amounts)

Stock Options	$312	$175
Stock purchase plan	129	92
Stock issued to outside directors	-	12
Restricted stock issued to an employee	4	4
	$445	$283

Per diluted share	$0.02	$0.01

The above compensation is net of tax benefits	$79	$224

The Company anticipates that share-based compensation will not exceed $1.7 million net of tax benefits, or approximately $.09 per share for the fiscal year ending September 27, 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2014 first three months: expected volatility of 20.6%; risk-free interest rate of 1.4%; dividend rate of .8% and expected lives of 5 years.

During the 2014 three month period, the Company granted 97,975 stock options. The weighted-average grant date fair value of these options was $15.21. During the 2013 three month period, the Company granted 1,100 stock options. The weighted-average grant date fair value of these options was $12.24.

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

The total amount of gross unrecognized tax benefits is $429,000 and $438,000 on December 28, 2013 and September 28, 2013, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of December 28, 2013 and September 28, 2013, respectively, the Company has $223,000 and $224,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 7            In February 2013, the FASB issued guidance which requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance was effective for our fiscal year 2014 first quarter and its adoption did not have a material impact on our financial statements.

Note 8            Inventories consist of the following:

	December 28, 2013	September 28, 2013
	(unaudited)
	(in thousands)

Finished goods	$37,075	$33,013
Raw Materials	14,589	14,489
Packaging materials	6,311	5,937
Equipment parts & other	18,791	18,346
	$76,766	$71,785

The above inventories are net of reserves	$4,652	$4,449

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

Frozen Beverages

We sell frozen beverages and related products to the food service industry primarily under the names ICEE, ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

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

	Three months ended
	December 28, 2013	December 29, 2012
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$39,308	$32,594
Frozen juices and ices	8,229	7,527
Churros	13,951	13,807
Handhelds	6,404	6,314
Bakery	69,076	68,305
Other	1,812	1,640
	$138,780	$130,187

Retail Supermarket
Soft pretzels	$8,915	$8,578
Frozen juices and ices	6,423	6,470
Handhelds	5,287	6,313
Coupon redemption	(680)	(789)
Other	219	131
	$20,164	$20,703

Frozen Beverages
Beverages	$25,189	$25,297
Repair and maintenance service	13,609	11,842
Machines sales	5,523	3,048
Other	258	331
	$44,579	$40,518

Consolidated Sales	$203,523	$191,408

Depreciation and Amortization:
Food Service	$5,139	$4,509
Retail Supermarket	8	8
Frozen Beverages	3,793	3,470
	$8,940	$7,987

Operating Income :
Food Service	$15,151	$12,597
Retail Supermarket	1,964	1,570
Frozen Beverages	856	894
	$17,971	$15,061

Capital Expenditures:
Food Service	$5,848	$5,260
Retail Supermarket	-	-
Frozen Beverages	3,469	2,221
	$9,317	$7,481

Assets:
Food Service	$502,756	$460,524
Retail Supermarket	6,059	6,090
Frozen Beverages	150,322	139,624
	$659,137	$606,238

Note 10          Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 28, 2013 and September 28, 2013 are as follows:

	December 28, 2013		September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	592	486	545	478
Customer relationships	40,797	27,119	40,187	26,187
License and rights	3,606	2,637	3,606	2,614
	$58,067	$30,242	$57,218	$29,279

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$4,006	$-	$4,006	$-

Amortized Intangible Assets
Customer relationships	279	70	279	62
	$4,285	$70	$4,285	$62

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	4,984	6,478	4,830
Licenses and rights	1,601	732	1,601	714
	$17,592	$5,914	$17,592	$5,742

CONSOLIDATED	$79,944	$36,226	$79,095	$35,083

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $849,000 were acquired in the food service segment in the New York Pretzel acquisition in the three months ended December 28, 2013. Aggregate amortization expense of intangible assets for the three months ended December 28, 2013 and December 29, 2012 was $1,143,000 and $1,119,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,500,000 in 2014 and 2015 and $4,200,000 in 2016, $1,800,000 in 2017 and $1,000,000 in 2018. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at December 28, 2013	$46,831	$1,844	$35,940	$84,615

Goodwill of $7,716,000 was acquired in the New York Pretzel acquisition in the three months ended December 28, 2013, all of which was allocated to the food service segment.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 28, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
		(in thousands)

US Government Agency Debt	$2,000	-	$71	$1,929
	$2,000	$0	$71	$1,929

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 28, 2013 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

Mutual Funds	$109,630	$447	$2,201	$107,876

	$109,630	$447	$2,201	$107,876

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The funds do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The unrealized losses of $2,201,000 are spread over 21 funds with total fair market value of $71.4 million.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 28, 2013 and September 28, 2013 are summarized as follows:

	December 28, 2013		September 28, 2013
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
		(in thousands)
Due in one year or less	$-	$-	$256	$256
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	1,929	2,000	1,950
Total held to maturity securities	$2,000	$1,929	$2,256	$2,206
Less current portion	-	-	256	256
Long term held to maturity securities	$2,000	$1,929	$2,000	$1,950

Proceeds from the redemption and sale of marketable securities were $5,495,000 and $240,000 in the three months ended December 28, 2013 and December 29, 2012, respectively, with a loss of $260,000 recorded in the three months ended December 28, 2013 and none last year. We use the specific identification method to determine the cost of securities sold.

Note 12          In June 2012, we acquired the assets of Kim & Scott’s Gourmet Pretzels, Inc., a manufacturer and seller of a premium brand soft pretzel. This business had sales of approximately $8 million over the prior twelve months to food service and retail supermarket customers and had sales of approximately $1.8 million in our 2012 fiscal year from the acquisition date.

In October 2013, we acquired the assets of New York Pretzel, a manufacturer and distributor of soft pretzels selling primarily in the northeast to foodservice and retail locations.  Of the purchase price of $11.8 million, $849,000 was allocated to intangible assets, $7,716,000 was allocated to goodwill and $3,049,000 was allocated to property, plant and equipment.

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

Note 13 Changes to the components of other comprehensive loss are as follows:

Three Months ended December 28, 2013

(unaudited)

(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(3,703)	$(2,227)	$(5,930)

Other comprehensive(loss)income before reclassifications	(104)	212	108

Amounts reclassified from accumulated other comprehensive income	-	261	261

Ending Balance	$(3,807)	$(1,754)	$(5,561)

All amounts are net of tax.

Three Months ended December 29, 2012

(unaudited)

(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(3,132)	$-	$(3,132)

Other comprehensive(loss)income before reclassifications	(123)	18	(105)

Amounts reclassified from accumulated other comprehensive income	-	-	-

Ending Balance	$(3,255)	$18	$(3,237)

All amounts are net of tax.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.32 per share of its common stock payable on January 7, 2014, to shareholders of record as of the close of business on December 20, 2013.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215. We did not purchase any shares in the quarter ended December 28, 2013. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 343,858 shares remain to be purchased under this authorization.

In the three months ended December 28, 2013 and December 29, 2012 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $104,000 in accumulated other comprehensive loss in the 2014 first quarter and an increase of $123,000 in accumulated other comprehensive loss in the 2013 first quarter.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 28, 2013.

Results of Operations

Net sales increased $12,115,000 or 6% to $203,523,000 for the three months ended December 28, 2013 compared to the three months ended December 29, 2012.

FOOD SERVICE

Sales to food service customers increased $8,593,000 or 7% in the first quarter to $138,780,000. Excluding sales resulting from the acquisition of New York Pretzel in October 2013, food service sales increased approximately 6% for the quarter. Soft pretzel sales to the food service market increased 21% to $39,308,000 in the first quarter due to increased sales to restaurant chains, warehouse club stores, school food service and throughout our customer base. Increased sales to one customer accounted for approximately 1/3 of the increase in pretzel sales in the quarter. Without New York Pretzel, pretzel sales increased about 19%. Frozen juices and ices sales increased 9% to $8,229,000 in the three months resulting from sales increases throughout our customer base. Churro sales to food service customers increased 1% to $13,951,000 in the first quarter which was net of a decline in sales of $764,000 to one restaurant chain which rolled out a churros product in the year ago period.

Sales of bakery products increased $771,000 or 1% in the first quarter to $69,076,000 as sales increases were spread throughout our customer base.

Sales of new products in the first twelve months since their introduction were approximately $2.5 million in this quarter. Price increases accounted for approximately $900,000 of sales in the quarter and net volume increases, including new product sales as defined above and sales resulting from the acquisition of New York Pretzel, accounted for approximately $7.7 million of sales in the quarter.

Operating income in our Food Service segment increased from $12,597,000 to $15,151,000 in the quarter. Operating income for the quarter benefited from increased sales volume, price increases and lower ingredient costs.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $539,000 or 3% to $20,164,000 the first quarter. Soft pretzel sales for the first quarter were up 4% to $8,915,000 on a unit volume increase of 2-1/2% for the quarter. Sales of frozen juices and ices decreased $47,000 or less than 1% to $6,423,000 in the first quarter on a unit volume decrease of 4% in this quarter. Coupon redemption costs, a reduction of sales, decreased 14% or about $109,000 for the quarter. Handheld sales to retail supermarket customers decreased 16% to $5,287,000 in the quarter with sales increases and decreases throughout our customer base and with sales to one customer down $1.1 million who began buying product in the year ago period which has been unsuccessful.

Price increases accounted for approximately $700,000 of sales in the quarter and net volume decreases, net of decreased coupon costs, accounted for approximately $1.2 million of the sales decrease in this quarter. Operating income in our Retail Supermarkets segment increased from $1,570,000 to $1,964,000 in the quarter primarily because of lower coupon and advertising expenses.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 10% to $44,579,000 in the first quarter. Beverage related sales alone were down less than 1% in the first quarter.   Gallon sales were down 3% for the three months. Service revenue increased 15% to $13,609,000 in the first quarter with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $2,475,000 or 81% higher in the three month period. The approximate number of company owned frozen beverage dispensers was 45,100 and 44,700 at December 28, 2013 and September 28, 2013, respectively. Operating income in our Frozen Beverage segment was $856,000 in this year’s quarter compared to $894,000 last year as higher operating expenses in this seasonally low period offset the benefits of increased sales.

CONSOLIDATED

Gross profit as a percentage of sales increased to 29.43% in the three month period from 28.28% last year. Higher volume in our food service segment was the primary reason for the improved gross profit margin.

Total operating expenses increased $2,861,000 in this quarter and as a percentage of sales increased from 20.4% percent to 20.6%. The increase in percentage was because of $800,000 of other general expenses this year for shutdown costs of our Norwalk, CA manufacturing facility. Marketing expenses were 9% of sales in both years’ quarter. Distribution expenses were 8% of sales in both years’ quarter. Administrative expenses were 3.43% of sales this year compared to 3.45% of sales last year.

Operating income increased $2,910,000 or 19% to $17,971,000 in the first quarter as a result of the aforementioned items.

Investment income increased by $362,000 in the quarter due primarily to increased investments of marketable securities. We have invested $107.8 million in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. We estimate the annual yield from these funds to approximate 3.5 – 3.75%.

The effective income tax rate has been estimated at 35% for both years’ quarter. We are estimating an effective income tax rate of approximately 36% for the year.  The first quarter benefitted from a reduction of tax expense because of changes in estimates related to a prior year.

Net earnings increased $2,200,000 or 22% in the current three month period to $12,246,000 as a result of the aforementioned items.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2013 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 28, 2013, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 31.2	&	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 99.6	&	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language):
		(i)	Consolidated Balance Sheets,
		(ii)	Consolidated Statements of Earnings,
		(iii)	Consolidated Statements of Comprehensive Income,
		(iv)	Consolidated Statements of Cash Flows and
		(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 27, 2014	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 27, 2014	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)