Form 10-Q
period 2014-03-29
J&J SNACK FOODS CORP
filed 2014-04-28
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 29, 2014

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

As April 21, 2014 there were 18,701,116 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets March 29, 2014 (unaudited) and September 28, 2013	3

Consolidated Statements of Earnings (unaudited) – Three and Six Months Ended March 29, 2014 and March 30, 2013	4

Consolidated Statements of Comprehensive Income (unaudited) – Three and Six Months Ended March 29, 2014 and March 30, 2013	5

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 29, 2014 and March 30, 2013	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information

Item 6. Exhibits	24

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 29, 2014 (unaudited)	September 28, 2013
Assets
Current assets
Cash and cash equivalents	$77,301	$97,345
Marketable securities held to maturity	-	256
Accounts receivable, net	86,870	87,545
Inventories, net	76,752	71,785
Prepaid expenses and other	3,918	3,284
Deferred income taxes	4,638	4,502
Total current assets	249,479	264,717

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	188,172	179,331
Marketing equipment	252,260	244,770
Transportation equipment	6,730	5,953
Office equipment	17,847	16,282
Improvements	26,231	24,917
Construction in progress	4,600	9,952
	525,077	510,442
Less accumulated depreciation and amortization	369,822	363,278
	155,255	147,164

Other assets
Goodwill	84,615	76,899
Other intangible assets, net	42,575	44,012
Marketable securities held to maturity	2,000	2,000
Marketable securities available for sale	128,740	107,664
Other	3,330	3,205
	261,260	233,780
	$665,994	$645,661

Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$212	$211
Accounts payable	54,226	50,906
Accrued insurance liability	10,044	9,954
Accrued income taxes	465	1,740
Accrued liabilities	4,913	3,769
Accrued compensation expense	10,153	13,671
Dividends payable	5,983	2,988
Total current liabilities	85,996	83,239

Long-term obligations under capital leases	430	136
Deferred income taxes	45,132	45,183
Other long-term liabilities	536	538

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,701,000 and 18,677,000 respectively	36,712	34,516
Accumulated other comprehensive loss	(4,777)	(5,930)
Retained Earnings	501,965	487,979
	533,900	516,565
	$665,994	$645,661

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net Sales	$205,321	$201,326	$408,844	$392,734

Cost of goods sold(1)	144,208	143,175	287,825	280,448
Gross Profit	61,113	58,151	121,019	112,286

Operating expenses
Marketing (2)	17,519	16,809	35,551	33,945
Distribution (3)	16,382	15,713	32,502	31,113
Administrative (4)	6,781	6,460	13,765	13,059
Other general expense (income)	99	10	898	(51)
	40,781	38,992	82,716	78,066

Operating Income	20,332	19,159	38,303	34,220

Other income (expense)
Investment income	976	896	2,114	1,672
Interest expense & other	(27)	(28)	(63)	(53)

Earnings before income taxes	21,281	20,027	40,354	35,839

Income taxes	7,760	7,367	14,407	12,953

NET EARNINGS	$13,521	$12,660	$25,947	$22,886

Earnings per diluted share	$0.72	$0.67	$1.38	$1.21

Weighted average number of diluted shares	18,819	18,886	18,806	18,878

Earnings per basic share	$0.72	$0.67	$1.39	$1.22

Weighted average number of basic shares	18,693	18,800	18,686	18,803

(1)

Includes share-based compensation expense of $117 and $235 for the three months and six months ended March 29, 2014, respectively and $102 and $227 for the three months and six months ended March 30, 2013.

(2)

Includes share-based compensation expense of $170 and $340 for the three months and six months ended March 29,2014, respectively and $137 and $310 for the three months and six months ended March 30, 2013.

(3)	Includes share-based compensation expense of $11 and $21 for the three months and six months ended March 29, 2014, respectively and $7 and $15 for the three months and six months ended March 30, 2013.
(4)

Includes share-based compensation expense of $227 and $453 for the three months and six months ended March 29, 2014, respectively and $163 and $364 for the three months and six months ended March 30, 2013.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013

Net Earnings	$13,521	$12,660	$25,947	$22,886

Foreign currency translation adjustments	(172)	570	(276)	447
Unrealized holding gain on marketable securities	956	166	1,429	184

Total Other Comprehensive Income, net of tax	784	736	1,153	631

Comprehensive Income	$14,305	$13,396	$27,100	$23,517

All amounts are net of tax.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)     (in thousands)

	Six months ended
	March 29, 2014	March 30, 2013
Operating activities:
Net earnings	$25,947	$22,886
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	15,591	13,864
Amortization of intangibles and deferred costs	2,511	2,388
Share-based compensation	1,049	916
Deferred income taxes	(189)	(86)
Loss on sale of marketable securities	296	-
Other	(126)	(63)
Changes in assets and liabilities net of effects from purchase of companies
Decrease(increase)in accounts receivable	636	(2,797)
Increase in inventories	(5,106)	(5,090)
Increase in prepaid expenses	(633)	(920)
Decrease in accounts payable and accrued liabilities	(889)	(2,543)
Net cash provided by operating activities	39,087	28,555
Investing activities:
Payment for purchases of of companies, net of cash acquired	(11,000)	-
Purchases of property, plant and equipment	(20,825)	(15,557)
Purchases of marketable securities	(25,747)	(83,342)
Proceeds from redemption and sales of marketable securities	6,060	23,478
Proceeds from disposal of property and equipment	815	493
Other	(92)	(36)
Net cash used in investing activities	(50,789)	(74,964)
Financing activities:
Payments to repurchase common stock	-	(2,763)
Proceeds from issuance of stock	1,023	2,576
Payments on capitalized lease obligations	(204)	(177)
Payment of cash dividend	(8,966)	(5,449)
Net cash used in financing activities	(8,147)	(5,813)
Effect of exchange rate on cash and cash equivalents	(195)	362
Net decrease in cash and cash equivalents	(20,044)	(51,860)
Cash and cash equivalents at beginning of period	97,345	154,198
Cash and cash equivalents at end of period	$77,301	$102,338

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

The results of operations for the three and six months ended March 29, 2014 and March 30, 2013 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in our third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $820,000 and $854,000 at March 29, 2014 and September 28, 2013, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $7,903,000 and $7,074,000 for the three months ended March 29, 2014 and March 30, 2013, respectively, and for the six months ended March 29, 2014 and March 30, 2013 was $15,591,000 and $13,864,000 respectively.

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

	Three Months Ended March 29, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$13,521	18,693	$0.72

Effect of Dilutive Securities
Options	-	126	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$13,521	18,819	$0.72

	Six Months Ended March 29, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$25,947	18,686	$1.39

Effect of Dilutive Securities
Options	-	120	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$25,947	18,806	$1.38

	Three Months Ended March 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$12,660	18,800	$0.67

Effect of Dilutive Securities
Options	-	86	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$12,660	18,886	$0.67

	Six Months Ended March 30, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$22,886	18,803	$1.22

Effect of Dilutive Securities
Options	-	75	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$22,886	18,878	$1.21

Note 5	At March 29, 2014, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands, except per share amounts)

Stock Options	$388	$215	$700	$390
Stock purchase plan	48	45	177	137
Stock issued to outside directors	-	12	-	24
Restricted stock issued to an employee	4	5	8	9
	$440	$277	$885	$560

Per diluted share	$0.02	$0.01	$0.05	$0.03

The above compensation is net of tax benefits	$85	$132	$164	$356

The Company anticipates that share-based compensation will not exceed $1.7 million net of tax benefits, or approximately $.09 per share for the fiscal year ending September 27, 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2014 first six months: expected volatility of 20.6%; risk-free interest rate of 1.4%; dividend rate of .8% and expected lives of 5 years.

During the 2014 six month period, the Company granted 98,975 stock options. The weighted-average grant date fair value of these options was $15.21. During the 2013 six month period, the Company granted 1,100 stock options. The weighted-average grant date fair value of these options was $12.24.

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

The total amount of gross unrecognized tax benefits is $420,000 and $438,000 on March 29, 2014 and September 28, 2013, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of March 29, 2014 and September 28, 2013, respectively, the Company has $222,000 and $224,000 of accrued interest and penalties.

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

Note 8	Inventories consist of the following:

	March 29, 2014	September 28, 2013
	(unaudited)
	(in thousands)

Finished goods	$36,296	$33,013
Raw Materials	14,530	14,489
Packaging materials	6,428	5,937
Equipment parts & other	19,498	18,346
	$76,752	$71,785

The above inventories are net of reserves	$4,544	$4,449

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

	Three months ended		Six months ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$38,815	$35,337	$78,123	$67,931
Frozen juices and ices	11,857	10,122	20,086	17,649
Churros	13,430	14,067	27,381	27,874
Handhelds	5,712	6,938	12,116	13,252
Bakery	66,169	67,084	135,245	135,389
Other	2,346	1,845	4,158	3,485
	$138,329	$135,393	$277,109	$265,580

Retail Supermarket
Soft pretzels	$10,309	$10,046	$19,224	$18,624
Frozen juices and ices	8,402	8,998	14,825	15,468
Handhelds	4,815	5,117	10,102	11,430
Coupon redemption	(689)	(754)	(1,369)	(1,543)
Other	213	146	432	277
	$23,050	$23,553	$43,214	$44,256

Frozen Beverages
Beverages	$26,713	$25,183	$51,902	$50,480
Repair and maintenance service	13,135	12,710	26,744	24,552
Machines sales	3,759	3,945	9,282	6,993
Other	335	542	593	873
	$43,942	$42,380	$88,521	$82,898

Consolidated Sales	$205,321	$201,326	$408,844	$392,734

Depreciation and Amortization:
Food Service	$5,233	$4,717	$10,372	$9,226
Retail Supermarket	8	7	16	15
Frozen Beverages	3,921	3,541	7,714	7,011
	$9,162	$8,265	$18,102	$16,252

Operating Income:
Food Service	$17,562	$15,363	$32,713	$27,960
Retail Supermarket	2,602	2,404	4,566	3,974
Frozen Beverages	168	1,392	1,024	2,286
	$20,332	$19,159	$38,303	$34,220

Capital Expenditures:
Food Service	$4,991	$4,682	$10,839	$9,942
Retail Supermarket	-	-	-	-
Frozen Beverages	6,517	3,394	9,986	5,615
	$11,508	$8,076	$20,825	$15,557

Assets:
Food Service	$505,745	$471,807	$505,745	$471,807
Retail Supermarket	6,051	6,082	6,051	6,082
Frozen Beverages	154,198	141,944	154,198	141,944
	$665,994	$619,833	$665,994	$619,833

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 29, 2014 and September 29, 2013 are as follows:

	March 29, 2014		September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	592	493	545	478
Customer relationships	40,797	28,051	40,187	26,187
License and rights	3,606	2,661	3,606	2,614
	$58,067	$31,205	$57,218	$29,279

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$4,006	$-	$4,006	$-

Amortized Intangible Assets
Customer relationships	279	78	279	62
	$4,285	$78	$4,285	$62

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	5,139	6,478	4,830
Licenses and rights	1,601	749	1,601	714
	$17,592	$6,086	$17,592	$5,742

CONSOLIDATED	$79,944	$37,369	$79,095	$35,083

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $849,000 were acquired in the food service segment in the New York Pretzel acquisition in the three months ended December 28, 2013. Aggregate amortization expense of intangible assets for the three months ended March 29, 2014 and March 30, 2013 was $1,143,000 and $1,113,000, respectively and for the six months ended March 29,2014 and March 30, 2013 was $2,286,000 and $2,232,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,600,000 in 2014, $4,500,000 in 2015 and $4,300,000 in 2016, $1,800,000 in 2017 and $1,000,000 in 2018. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at March 29, 2014	$46,831	$1,844	$35,940	$84,615

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 29, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

US Government Agency Debt	$2,000	-	$32	$1,968
	$2,000	$-	$32	$1,968

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 29, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

Mutual Funds	$129,538	$779	$1,577	$128,740

	$129,538	$779	$1,577	$128,740

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The funds do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The unrealized losses of $1,577,000 are spread over 22 funds with total fair market value of $82.2 million.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 29, 2014 and September 28, 2013 are summarized as follows:

	March 29, 2014		September 28, 2013

	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$-	$-	$256	$256
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	1,968	2,000	1,950
Total held to maturity securities	$2,000	$1,968	$2,256	$2,206
Less current portion	-	-	256	256
Long term held to maturity securities	$2,000	$1,968	$2,000	$1,950

Proceeds from the redemption and sale of marketable securities were $565,000 and $6,060,000 in the three and six months ended March 29, 2014 respectively, and $23,238,000 and $23,478,000 in the three and six months ended March 30, 2013, respectively. Losses of $36,000 and $296,000 were recorded in the three and six months ended March 29, 2014, respectively, and none were recorded last year. We use the specific identification method to determine the cost of securities sold.

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

Note 13 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended March 29, 2014			Six Months Ended March 29, 2014
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(3,807)	$(1,754)	$(5,561)	$(3,703)	$(2,227)	$(5,930)

Other comprehensive income (loss) before reclassifications	(172)	914	742	(276)	1,126	850

Amounts reclassified from accumulated other comprehensive income	-	42	42	-	303	303

Ending Balance	$(3,979)	$(798)	$(4,777)	$(3,979)	$(798)	$(4,777)

All amounts are net of tax.

	Three Months Ended March 30, 2013			Six Months Ended March 30, 2013
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(3,255)	$18	$(3,237)	$(3,132)	$-	$(3,132)

Other comprehensive income (loss) before reclassifications	570	166	736	447	184	631

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-	-

Ending Balance	$(2,685)	$184	$(2,501)	$(2,685)	$184	$(2,501)

All amounts are net of tax.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.32 per share of its common stock payable on April 3, 2014, to shareholders of record as of the close of business on March 14, 2014.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215. We did not purchase any shares in the six months ended March 29, 2014. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 343,858 shares remain to be purchased under this authorization.

In the three months ended March 29, 2014 and March 30, 2013 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $172,000 in accumulated other comprehensive loss in the 2014 second quarter and an decrease of $570,000 in accumulated other comprehensive loss in the 2013 second quarter. In the six month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $276,000 in accumulated other comprehensive loss in the 2014 six month period and a decrease of $447,000 in accumulated other comprehensive loss in the 2013 six month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 29, 2014.

Results of Operations

Net sales increased $3,995,000 or 2% to $205,321,000 for the three months and $16,110,000 or 4% to $408,844,000 for the six months ended March 29, 2014 compared to the three and six months ended March 30, 2013.

We believe our sales, and to a lesser extent, our costs, were impacted by the severe weather which occurred in many parts of the country during the current three month period; although we are unable to quantify the impact on our operating income.  Most of our product sales are to consumers at snack bar and food stand locations, restaurants and schools so to the extent that traffic was reduced at these locations because of weather, our sales were affected.

FOOD SERVICE

Sales to food service customers increased $2,936,000 or 2% in the second quarter to $138,329,000 and increased $11,529,000 or 4% for the six months. Excluding sales resulting from the acquisition of New York Pretzel in October 2013, food service sales increased approximately 1.5% for the second quarter and increased 4% for the six months. Soft pretzel sales to the food service market increased 10% to $38,815,000 in the second quarter and increased 15% to $78,123,000 in the six months due to increased sales to restaurant chains, warehouse club stores, school food service and throughout our customer base. Increased sales to one customer accounted for approximately 1/2 of the increase in pretzel sales in the quarter and 40% in the six months. Without New York Pretzel, pretzel sales increased about 7% for the second quarter and 13% for the six months. Frozen juices and ices sales increased 17% to $11,857,000 in the three months and 14% to $20,086,000 in the six months resulting from sales increases primarily to warehouse club stores. Churro sales to food service customers decreased 5% to $13,430,000 in the second quarter and were down 2% to $27,381,000 for the six months which was net of a decline in sales of $465,000 in the quarter and $1,229,000 in the six months to one restaurant chain which rolled out a churros product in the year ago period.

Sales of bakery products decreased $915,000 or 1% in the second quarter to $66,169,000 and were essentially unchanged at $135,245,000 for the six months as sales increases and decreases were spread throughout our customer base.

Sales of new products in the first twelve months since their introduction were approximately $2.1 million in this quarter and $4.6 million in the six months. Price increases accounted for approximately $1.3 million of sales in the quarter and $2.2 million in the six months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of New York Pretzel, accounted for approximately $1.6 million of sales in the quarter and $9.3 million in the six months.

Operating income in our Food Service segment increased from $15,363,000 to $17,562,000 in the quarter and increased from $27,960,000 to $32,713,000 in the six months. Operating income for the quarter and six months benefited from increased sales volume, price increases and lower ingredient costs.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $503,000 or 2% to $23,050,000 in the second quarter and decreased $1,042,000 or 2% to $43,214,000 in the six months. Soft pretzel sales for the second quarter were up 3% to $10,309,000 and were up 3% to $19,224,000 for the six months on a unit volume increase of 2% for the quarter and 2% for the six months. Sales of frozen juices and ices decreased $596,000 or 7% to $8,402,000 in the second quarter and were down 4% to $14,825,000 for the six months on a unit volume decrease of 8% in the quarter and 7% in the six months. Lower sales to one customer accounted for all of the sales decrease in both periods. Coupon redemption costs, a reduction of sales, decreased 9% or about $65,000 for the quarter and decreased 11% to $1,369,000 for the six months. Handheld sales to retail supermarket customers decreased 6% to $4,815,000 in the quarter and decreased 12% to $10,102,000 for the six months with sales increases and decreases throughout our customer base; however, sales to one customer were down over $700,000 for the second quarter and sales to two customers were down about $1.7 million for the six months as products introduced in the year ago period have not been successful.

Price increases accounted for approximately $300,000 of sales in the quarter and $1.0 million in the six months and net volume decreases, net of decreased coupon costs, accounted for approximately $800,000 of the sales decrease in this quarter and $2.0 million in the six months. Operating income in our Retail Supermarkets segment increased from $2,404,000 to $2,602,000 in the quarter and from $3,974,000 to $4,566,000 in the six months primarily because of higher gross margins because of product mix and lower coupon expense.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 4% to $43,942,000 in the second quarter and increased 7% to $88,521,000 in the six month period. Beverage related sales alone were up 6% to $26,713,000 in the second quarter and were up 3% to $51,902,000 in the six month period.    Gallon sales were up 5% for the three months and were up 2% for the six month period. Service revenue increased 3% to $13,135,000 in the second quarter and increased 9% to $26,744,000 for the six month period with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $186,000 or 5% lower in the second quarter and were $2,289,000 or 33% higher in the six month period. The approximate number of company owned frozen beverage dispensers was 46,500 and 44,700 at March 29, 2014 and September 28, 2013, respectively. Operating income in our Frozen Beverage segment was $168,000 in this quarter and $1,024,000 for the six months compared to $1,392,000 and $2,286,000; respectively, last year as higher operating expenses in these seasonally low periods offset the benefits of increased sales. Group health insurance and liability insurance costs were higher by about $900,000 in the quarter and $800,000 in the six months compared to last year due primarily to an unusually high level of medical claims under our self-insured group health insurance program.

CONSOLIDATED

Gross profit as a percentage of sales increased to 29.76% in the three month period from 28.88% last year and increased to 29.60% in the six month period from 28.59% a year ago. Higher volume in our food service segment was the primary reason for the improved gross profit margin in the six month period while lower ingredients costs benefitted both the three and six month periods.

Total operating expenses increased $1,789,000 in the second quarter and as a percentage of sales increased from 19.37% percent to 19.86%. About 1/3 of the increase in total operating expenses were higher group health insurance costs due primarily to an unusually high level of medical claims under our self-insured group health insurance program. For the first half, operating expenses increased $4,650,000, and as a percentage of sales increased from 19.88% to 20.23%. Operating expenses in the six months this year include $800,000 of other general expenses for shutdown costs of our Norwalk, CA manufacturing facility as well as about $500,000 of higher group health insurance costs. Marketing expenses increased from 8.3% to 8.5% of sales in the quarter and increased from 8.6% to 8.7% of sales in the six months. Distribution expenses were 8.0% of sales in this year’s quarter and were 7.8% of sales in last year’s quarter, and were 7.9% of sales in both years’ six month period. Administrative expenses were 3.3% of sales this quarter and 3.4% for the six month period as compared to 3.2% of sales last year in the second quarter and 3.3% for the six months.

Operating income increased $1,173,000 or 6% to $20,332,000 in the second quarter and increased $4,083,000 or 12% to $38,303,000 in the first half as a result of the aforementioned items.

Investment income increased by $80,000 and $442,000 in the second quarter and six months, respectively, due primarily to increased investments of marketable securities. We have investments of $128.7 million in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. We estimate the annual yield from these funds to approximate 3.5 – 3.75%.

The effective income tax rate has been estimated at 36.5% and 36.8% for the quarter this year and last year, respectively and 35.7% and 36.1% for the six months this year and last year, respectively. We are estimating an effective income tax rate of approximately 36% for the year.

Net earnings increased $861,000 or 7% in the current three month period to $13,521,000 and increased 13% to $25,947,000 for the six months this year from $22,886,000 as a result of the aforementioned items.

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

The Chief Executive Officer and the Chief Financial

Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 29, 2014, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, formatted in XBRL (extensible Business Reporting Language):
(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows and
(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 28, 2014	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 28, 2014	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)