Form 10-Q
period 2014-06-28
J&J SNACK FOODS CORP
filed 2014-07-28
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 28, 2014

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

As July 22, 2014 there were 18,644,778 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – June 28, 2014 (unaudited) and September 28, 2013	3

Consolidated Statements of Earnings (unaudited) – Three and Nine Months Ended June 28, 2014 and June 29, 2013	4

Consolidated Statements of Comprehensive Income (unaudited) – Three and Nine Months Ended June 28, 2014 and June 29, 2013	5

Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 28, 2014 and June 29, 2013	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 6. Exhibits	26

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 28, 2014	September 28, 2013
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$67,754	$97,345
Marketable securities held to maturity	-	256
Accounts receivable, net	108,685	87,545
Inventories, net	80,161	71,785
Prepaid expenses and other	4,273	3,284
Deferred income taxes	4,713	4,502
Total current assets	265,586	264,717

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	191,043	179,331
Marketing equipment	256,324	244,770
Transportation equipment	6,890	5,953
Office equipment	18,123	16,282
Improvements	26,450	24,917
Construction in progress	6,531	9,952
	534,598	510,442
Less accumulated depreciation and amortization	375,925	363,278
	158,673	147,164

Other assets
Goodwill	86,265	76,899
Other intangible assets, net	52,345	44,012
Marketable securities held to maturity	2,000	2,000
Marketable securities available for sale	129,640	107,664
Other	3,726	3,205
	273,976	233,780
	$698,235	$645,661

Liability and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$171	$211
Accounts payable	66,753	50,906
Accrued insurance liability	10,852	9,954
Accrued income taxes	1,562	1,740
Accrued liabilities	5,578	3,769
Accrued compensation expense	12,991	13,671
Dividends payable	5,975	2,988
Total current liabilities	103,882	83,239

Long-term obligations under capital leases	402	136
Deferred income taxes	45,807	45,183
Other long-term liabilities	525	538

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,639,000 and 18,677,000 respectively	31,499	34,516
Accumulated other comprehensive loss	(3,550)	(5,930)
Retained Earnings	519,670	487,979
	547,619	516,565
	$698,235	$645,661

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net Sales	$257,113	$237,036	$665,957	$629,770

Cost of goods sold(1)	172,745	161,714	460,570	442,162
Gross Profit	84,368	75,322	205,387	187,608

Operating expenses
Marketing (2)	21,274	19,554	56,825	53,499
Distribution (3)	19,314	16,750	51,816	47,863
Administrative (4)	7,883	7,063	21,648	20,122
Other general expense (income)	234	(429)	1,132	(480)
	48,705	42,938	131,421	121,004

Operating Income	35,663	32,384	73,966	66,604

Other income (expense)
Investment income	1,159	904	3,273	2,576
Interest expense & other	(26)	(29)	(89)	(82)

Earnings before income taxes	36,796	33,259	77,150	69,098

Income taxes	13,118	12,087	27,525	25,040

NET EARNINGS	$23,678	$21,172	$49,625	$44,058

Earnings per diluted share	$1.26	$1.12	$2.64	$2.33

Weighted average number of diluted shares	18,832	18,913	18,814	18,890

Earnings per basic share	$1.27	$1.13	$2.66	$2.34

Weighted average number of basic shares	18,686	18,807	18,686	18,804

(1)

Includes share-based compensation expense of $136 and $371 for the three months and nine months ended June 28, 2014, respectively and $134 and $361 for the three months and nine months ended June 29, 2013.

(2)

Includes share-based compensation expense of $190 and $530 for the three months and nine months ended June 28,2014, respectively and $186 and $496 for the three months and nine months ended June 29, 2013.

(3)	Includes share-based compensation expense of $12 and $33 for the three months and nine months ended June 28, 2014, respectively and $8 and $23 for the three months and nine months ended June 29, 2013.
(4)

Includes share-based compensation expense of $251 and $704 for the three months and nine months ended June 28, 2014, respectively and $214 and $578 for the three months and nine months ended June 29, 2013.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net Earnings	$23,678	$21,172	$49,625	$44,058

Foreign currency translation adjustments	262	(947)	(14)	(500)
Unrealized holding gain (loss) on marketable securities	965	(2,672)	2,394	(2,488)

Total Other Comprehensive Income (loss), net of tax	1,227	(3,619)	2,380	(2,988)

Comprehensive Income	$24,905	$17,553	$52,005	$41,070

All amounts are net of tax.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Nine months ended
	June 28, 2014	June 29, 2013
Operating activities:
Net earnings	$49,625	$44,058
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	23,599	21,298
Amortization of intangibles and deferred costs	3,929	3,577
Share-based compensation	1,638	1,458
Deferred income taxes	(257)	(167)
Loss on sale of marketable securities	361	-
Other	(205)	(118)
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(17,390)	(16,104)
Increase in inventories	(6,320)	(5,462)
Increase in prepaid expenses	(262)	(1,248)
Increase in accounts payable and accrued liabilities	14,417	6,408
Net cash provided by operating activities	69,135	53,700
Investing activities:
Payment for purchases of companies, net of cash acquired	(28,528)	-
Purchases of property, plant and equipment	(31,346)	(26,954)
Purchases of marketable securities	(26,932)	(113,352)
Proceeds from redemption and sales of marketable securities	7,245	23,958
Proceeds from disposal of property and equipment	1,241	782
Other	(408)	(19)
Net cash used in investing activities	(78,728)	(115,585)
Financing activities:
Payments to repurchase common stock	(5,903)	(7,198)
Proceeds from issuance of stock	1,107	2,899
Payments on capitalized lease obligations	(273)	(267)
Payment of cash dividend	(14,949)	(8,457)
Net cash used in financing activities	(20,018)	(13,023)
Effect of exchange rate on cash and cash equivalents	20	(22)
Net decrease in cash and cash equivalents	(29,591)	(74,930)
Cash and cash equivalents at beginning of period	97,345	154,198
Cash and cash equivalents at end of period	$67,754	$79,268

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

The results of operations for the three and nine months ended June 28, 2014 and June 29, 2013 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in our third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $370,000 and $854,000 at June 28, 2014 and September 28, 2013, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $8,008,000 and $7,434,000 for the three months ended June 28, 2014 and June 29, 2013, respectively, and for the nine months ended June 28, 2014 and June 29, 2013 was $23,599,000 and $21,298,000 respectively.

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

	Three Months Ended June 28, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$23,678	18,686	$1.27

Effect of Dilutive Securities
Options	-	146	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$23,678	18,832	$1.26

	Nine Months Ended June 28, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$49,625	18,686	$2.66

Effect of Dilutive Securities
Options	-	128	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$49,625	18,814	$2.64

	Three Months Ended June 29, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$21,172	18,807	$1.13

Effect of Dilutive Securities
Options	-	106	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$21,172	18,913	$1.12

	Nine Months Ended June 29, 2013
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$44,058	18,804	$2.34

Effect of Dilutive Securities
Options	-	86	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$44,058	18,890	$2.33

Note 5	At June 28, 2014, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except per share amounts)

Stock Options	$404	$206	$1,104	$596
Stock purchase plan	102	179	279	316
Stock issued to outside directors	-	11	-	35
Stock issued to employees	8	4	16	13
	$514	$400	$1,399	$960

Per diluted share	$0.03	$0.02	$0.07	$0.05

The above compensation is net of tax benefits	$75	$142	$239	$498

The Company anticipates that share-based compensation will not exceed $1.8 million net of tax benefits, or approximately $.10 per share for the fiscal year ending September 27, 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2014 first nine months: expected volatility of 20.6%; risk-free interest rate of 1.4%; dividend rate of .8% and expected lives of 5 years.

During the 2014 nine month period, the Company granted 101,572 stock options. The weighted-average grant date fair value of these options was $15.24. During the 2013 nine month period, the Company granted 1,600 stock options. The weighted-average grant date fair value of these options was $13.76.

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

The total amount of gross unrecognized tax benefits is $411,000 and $438,000 on June 28, 2014 and September 28, 2013, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of June 28, 2014 and September 28, 2013, respectively, the Company has $221,000 and $224,000 of accrued interest and penalties.

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

Note 8	Inventories consist of the following:

	June 28, 2014	September 28, 2013
	(unaudited)
	(in thousands)

Finished goods	$37,980	$33,013
Raw Materials	15,780	14,489
Packaging materials	6,346	5,937
Equipment parts & other	20,055	18,346
	$80,161	$71,785

The above inventories are net of reserves	$4,427	$4,449

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

Retail Supermarkets

The primary products sold by the retail supermarket segment are soft pretzel products – including SUPERPRETZEL; frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, ICEE Squeeze-Up Tubes, PHILLY SWIRL stix and cups; dough enrobed handheld products and TIO PEPE’S Churros. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Three months ended		Nine months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$41,337	$36,136	$119,460	$104,067
Frozen juices and ices	18,215	16,468	38,301	34,117
Churros	15,622	14,774	43,003	42,648
Handhelds	6,221	6,806	18,337	20,058
Bakery	72,459	68,099	207,704	203,488
Other	4,019	2,939	8,177	6,424
	$157,873	$145,222	$434,982	$410,802

Retail Supermarket
Soft pretzels	$7,090	$8,576	$26,314	$27,200
Frozen juices and ices	24,187	18,226	39,012	33,694
Handhelds	4,661	4,995	14,763	16,425
Coupon redemption	(1,350)	(954)	(2,719)	(2,497)
Other	244	237	676	514
	$34,832	$31,080	$78,046	$75,336

Frozen Beverages
Beverages	$41,762	$40,996	$93,664	$91,476
Repair and maintenance service	16,610	13,833	43,354	38,385
Machines sales	5,492	5,035	14,774	12,028
Other	544	870	1,137	1,743
	$64,408	$60,734	$152,929	$143,632

Consolidated Sales	$257,113	$237,036	$665,957	$629,770

Depreciation and Amortization:
Food Service	$5,330	$4,943	$15,702	$14,169
Retail Supermarket	134	9	150	24
Frozen Beverages	3,962	3,671	11,676	10,682
	$9,426	$8,623	$27,528	$24,875

Operating Income:
Food Service	$21,245	$18,822	$53,958	$46,782
Retail Supermarket	3,489	2,883	8,055	6,857
Frozen Beverages	10,929	10,679	11,953	12,965
	$35,663	$32,384	$73,966	$66,604

Capital Expenditures:
Food Service	$5,500	$4,798	$16,339	$14,740
Retail Supermarket	-	-	-	-
Frozen Beverages	5,021	6,599	15,007	12,214
	$10,521	$11,397	$31,346	$26,954

Assets:
Food Service	$511,405	$478,203	$511,405	$478,203
Retail Supermarket	18,627	6,074	18,627	6,074
Frozen Beverages	168,203	155,360	168,203	155,360
	$698,235	$639,637	$698,235	$639,637

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 28, 2014 and September 29, 2013 are as follows:

	June 28, 2014		September 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	592	501	545	478
Customer relationships	40,797	29,004	40,187	26,187
License and rights	3,606	2,684	3,606	2,614
	$58,067	$32,189	$57,218	$29,279

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$4,006	$-

Amortized Intangible Assets
Non compete agreements	160	14	-	-
Customer relationships	7,979	198	279	62
	$15,345	$212	$4,285	$62

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	5,294	6,478	4,830
Licenses and rights	1,601	766	1,601	714
	$17,592	$6,258	$17,592	$5,742

CONSOLIDATED	$91,004	$38,659	$79,095	$35,083

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $849,000 were acquired in the food service segment in the New York Pretzel acquisition in the three months ended December 28, 2013. Intangible assets of $11,060,000 were acquired in the retail supermarket segment in the PHILLY SWIRL acquisition in the three months ended June 28, 2014. Aggregate amortization expense of intangible assets for the three months ended June 28, 2014 and June 29, 2013 was $1,290,000 and $1,110,000, respectively and for the nine months ended June 28,2014 and June 29, 2013 was $3,576,000 and $3,342,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4,900,000 in 2014, $5,400,000 in 2015 and $5,100,000 in 2016, $2,600,000 in 2017 and $1,800,000 in 2018. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at June 28, 2014	$46,831	$3,494	$35,940	$86,265

Goodwill of $7,716,000 was acquired in the New York Pretzel acquisition in the three months ended December 28, 2013, all of which was allocated to the food service segment. Goodwill of $1,650,000 was acquired in the PHILLY SWIRL acquisition in the three months ended June 28, 2014, all of which was allocated to the retail supermarket segment.

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

Marketable securities held to maturity and available for sale fair values are derived solely from level 1 inputs.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 28, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

US Government Agency Debt	$2,000	-	$1	$1,999
	$2,000	$0	$1	$1,999

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 28, 2014 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

Mutual Funds	$129,473	$1,123	$956	$129,640

	$129,473	$1,123	$956	$129,640

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The funds do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The unrealized losses of $956,000 are spread over 20 funds with a total fair market value of $79.8 million.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 28, 2014 and September 28, 2013 are summarized as follows:

	June 28, 2014		September 28, 2013
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$-	$-	$256	$256
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	1,999	2,000	1,950
Total held to maturity securities	$2,000	$1,999	$2,256	$2,206
Less current portion	-	-	256	256
Long term held to maturity securities	$2,000	$1,999	$2,000	$1,950

Proceeds from the redemption and sale of marketable securities were $1,185,000 and $7,245,000 in the three and nine months ended June 28, 2014 respectively, and $480,000 and $23,958,000 in the three and nine months ended June 29, 2013, respectively. Losses of $65,000 and $361,000 were recorded in the three and nine months ended June 28, 2014, respectively, and none were recorded last year. We use the specific identification method to determine the cost of securities sold.

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

In May 2014, we acquired the stock of Philly’s Famous Water Ice, Inc. (PHILLY SWIRL). PHILLY SWIRL, located in Tampa, FL, produces frozen novelty products sold primarily to retail supermarket locations throughout the United States and to Canada with annual sales approximating $25 million.  The preliminary allocation of the purchase price of $17.4 million is $4.0 million to working capital, $1.2 million to property, plant and equipment, $11.1 million to intangible assets, $1.6 million to goodwill, and $95,000 to other assets and $666,000 to deferred tax liabilities. Sales of PHILLY SWIRL from the acquisition date to June 28, 2014 were $6.3 million and are included in the retail supermarket segment.

The goodwill and intangible assets acquired in the business combinations are recorded at fair value.  To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input).

Acquisition expense of $184,000 and $257,000 was recorded in other expense in the three and nine months ended June 28, 2014, respectively.

Note 13	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 28, 2014			Nine Months Ended June 28, 2014
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(3,979)	$(798)	$(4,777)	$(3,703)	$(2,227)	$(5,930)

Other comprehensive income (loss) before reclassifications	262	902	1,164	(14)	2,028	2,014

Amounts reclassified from accumulated other comprehensive income	-	63	63	-	366	366

Ending Balance	$(3,717)	$167	$(3,550)	$(3,717)	$167	$(3,550)

All amounts are net of tax.

	Three Months Ended June 29, 2013			Nine Months Ended June 29, 2013
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(2,685)	$184	$(2,501)	$(3,132)	$-	$(3,132)

Other comprehensive income (loss) before reclassifications	(947)	(2,672)	(3,619)	(500)	(2,488)	(2,988)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-	-

Ending Balance	$(3,632)	$(2,488)	$(6,120)	$(3,632)	$(2,488)	$(6,120)

All amounts are net of tax.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.32 per share of its common stock payable on July 2, 2014, to shareholders of record as of the close of business on June 13, 2014.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215. In the three and nine months ended June 28, 2014, we purchased and retired 64,041 shares at a cost of $5,903,157. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 279,817 shares remain to be purchased under this authorization.

In the three months ended June 28, 2014 and June 29, 2013 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an decrease of $262,000 in accumulated other comprehensive loss in the 2014 third quarter and an increase of $947,000 in accumulated other comprehensive loss in the 2013 third quarter. In the nine month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $14,000 in accumulated other comprehensive loss in the 2014 nine month period and an increase of $500,000 in accumulated other comprehensive loss in the 2013 nine month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 28, 2014.

Results of Operations

Net sales increased $20,077,000 or 8% to $257,113,000 for the three months and $36,187,000 or 6% to $665,957,000 for the nine months ended June 28, 2014 compared to the three and nine months ended June 29, 2013. Without sales from the acquisition of PHILLY SWIRL on May 1, 2014 and New York Pretzel in October 2013, sales increased 5% for the three months and 4% for the nine months.

FOOD SERVICE

Sales to food service customers increased $12,651,000 or 9% in the third quarter to $157,873,000 and increased $24,180,000 or 6% for the nine months. Excluding sales resulting from the acquisition of New York Pretzel in October 2013, food service sales increased approximately 8% for the third quarter and increased 5% for the nine months. Soft pretzel sales to the food service market increased 14% to $41,337,000 in the third quarter and increased 15% to $119,460,000 in the nine months due to increased sales to restaurant chains, warehouse club stores, school food service and throughout our customer base. Increased sales to one customer accounted for approximately 1/3 of the increase in pretzel sales in the quarter and in the nine months. Without New York Pretzel, pretzel sales increased about 11% for the third quarter and 12% for the nine months. Frozen juices and ices sales increased 11% to $18,215,000 in the three months with sales increases and decreases spread across our customer base and 12% to $38,301,000 in the nine months with about ½ of the sales increases for the nine months being to warehouse club stores. Churro sales to food service customers increased 6% to $15,622,000 in the third quarter and were up 1% to $43,003,000 for the nine months which was net of a decline in sales of $969,000 in the quarter and $2,239,000 in the nine months to one restaurant chain which rolled out a churros product in the first quarter of 2013. We believe that churro sales to this restaurant chain, which were $1,645,000 in the third quarter, will end during our fourth quarter.

Sales of bakery products increased $4,360,000 or 6% in the third quarter to $72,459,000 and increased 2% to $207,704,000 for the nine months as sales increases and decreases were spread throughout our customer base, but with one customer accounting for about 75% of the increase in both periods.

Sales of new products in the first twelve months since their introduction were approximately $3.2 million in this quarter and $7.8 million in the nine months. Price increases accounted for approximately $2.6 million of sales in the quarter and $4.9 million in the nine months and net volume increases, including new product sales as defined above and sales resulting from the acquisition of New York Pretzel, accounted for approximately $10.0 million of sales in the quarter and $19.3 million in the nine months.

Operating income in our Food Service segment increased from $18,822,000 to $21,245,000 in the quarter and increased from $46,782,000 to $53,958,000 in the nine months. Liability insurance costs were about $1.1 million lower in this year’s quarter and $1.6 million lower in this year’s nine months compared to last year; last year’s costs were higher than usual because of increases in insurance company estimates for actual claims incurred but not paid. Additionally, operating income for the quarter and nine months benefited from increased sales volume, price increases and lower ingredient costs. Last year’s third quarter was impacted by a $500,000 product write down.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $3,752,000 or 12% to $34,832,000 in the third quarter and increased $2,710,000 or 4% to $78,046,000 in the nine months. Without the sales of PHILLY SWIRL, sales were down $2,537,000 or 8% in the quarter and were down $3,579,000 or 5% for the nine months. Soft pretzel sales for the third quarter were down 17% to $7,090,000 and were down 3% to $26,314,000 for the nine months. Lower sales of sweet cinnamon pretzels and PRETZELDOGS accounted for about 60% of the lower soft pretzel sales and various other factors including general category weakness was responsible for the balance of the drop. Sales of frozen juices and ices increased $5,961,000 or 33% to $24,187,000 in the third quarter and were up 16% to $39,012,000 for the nine months. Without the sales of PHILLY SWIRL, sales of frozen juices and ices were down $943,000 or 5% in the quarter and were down $1,586,000 or 5% for the nine months with sales increases and decreases spread across our customer base. Coupon redemption costs, a reduction of sales, increased 42% or about $396,000 for the quarter and increased 9% to $2,719,000 for the nine months. Excluding PHILLY SWIRL, coupon redemption costs were down 23% in the quarter and 16% for the nine months. Handheld sales to retail supermarket customers decreased 7% to $4,661,000 in the quarter and decreased 10% to $14,763,000 for the nine months with sales increases and decreases throughout our customer base; however, lower sales to one customer accounted for 1/2 of the sales decrease in the nine month period.

Price increases accounted for less than $100,000 of sales in the quarter and $1.1 million in the nine months and net volume increases, net of increased coupon costs and including sales resulting from the acquisition of PHILLY SWIRL, accounted for approximately $3.7 million of the sales increase in this quarter and $1.6 million in the nine months.

Operating income in our Retail Supermarkets segment increased from $2,883,000 to $3,489,000 in the quarter and from $ 6,857,000 to $8,055,000 in the nine months primarily because of higher gross margins because of manufacturing cost savings and lower coupon expense excluding PHILLY SWIRL and because of operating income of about $350,000 generated by PHILLY SWIRL.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 6% to $64,408,000 in the third quarter and increased 6% to $152,929,000 in the nine month period. Beverage related sales alone were up 2% to $41,762,000 in the third quarter and were up 2% to $93,664,000 in the nine month periods.    Gallon sales were up less than 1% for the three months and nine months. Service revenue increased 20% to $16,610,000 in the third quarter and increased 13% to $43,354,000 for the nine month period with sales increases and decreases spread throughout our customer base, but with one customer accounting for about 75% of the sales increase in the third quarter and 65% for the year.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $457,000 or 9% higher in the third quarter and were $2,746,000 or 23% higher in the nine month period. The approximate number of company owned frozen beverage dispensers was 47,500 and 44,700 at June 28, 2014 and September 28, 2013, respectively. Operating income in our Frozen Beverage segment increased from $10,679,000 to $10,929,000 in the quarter and for the nine months decreased from $12,965,000 to $11,953,000. Group health insurance and liability insurance costs were higher by about $1,000,000 in the nine months compared to last year due primarily to an unusually high level of medical claims under our self-insured group health insurance program.

CONSOLIDATED

Gross profit as a percentage of sales increased to 32.81% in the three month period from 31.78% last year and increased to 30.84% in the nine month period from 29.79% a year ago. This year’s gross profit benefitted from lower liability insurance costs of about $1.1 million for the quarter and $1.6 million for the nine months as last year’s costs were unusually high. Additionally, higher volume in our food service segment and lower ingredients costs were reasons for the improved gross profit margin in both periods as well as a $500,000 product write down in last year’s quarter.

Total operating expenses increased $5,767,000 in the third quarter and as a percentage of sales increased from 18.11% percent to 18.94%. About 1/3 of the increase in total operating expenses were PHILLY SWIRL. For the nine months, operating expenses increased $10,417,000, and as a percentage of sales increased from 19.21% to 19.73%. About 20% of the increase in total operating expenses were PHILLY SWIRL. Operating expenses in the nine months this year include $880,000 of other general expenses for shutdown costs of our Norwalk, CA manufacturing facility. Marketing expenses were about 8.25% in both years’ quarter and 8.5% in both years’ nine months. Distribution expenses were 7.5% of sales in this year’s quarter and were 7.1% of sales in last year’s quarter, and were 7.8% of sales in this years’ nine month period up from 7.6% last year. Administrative expenses were 3.1% of sales this quarter and 3.3% for the nine month period as compared to 3.0% of sales last year in the third quarter and 3.2% for the nine months.

Operating income increased $ 3,279,000 or 10% to $35,663,000 in the third quarter and increased $7,362,000 or 11% to $66,604,000 in the nine months as a result of the aforementioned items.

Investment income increased by $255,000 and $697,000 in the third quarter and nine months, respectively, due primarily to increased investments of marketable securities. We have investments of $129.6 million in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. We estimate the annual yield from these funds to approximate 3.5 – 3.75%.

The effective income tax rate has been estimated at 36% for both years’ quarter and nine months. We are estimating an effective income tax rate of approximately 36% for the year.

Net earnings increased $2,506,000 or 12% in the current three month period to $23,678,000 and increased 13% to $49,625,000 for the nine months this year from $44,058,000 as a result of the aforementioned items.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 28, 2014, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of
31.2		the Sarbanes-Oxley Act of 2002

99.5	&	Certification Pursuant to the 18 U.S.C. Section 1350,
99.6		as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		The following financial information from J&J
Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, formatted in XBRL (extensible Business Reporting Language):
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

J & J SNACK FOODS CORP.

Dated: July 28, 2014	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 28, 2014	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)