Form 10-K
period 2014-09-27
J&J SNACK FOODS CORP
filed 2014-11-25
CIK 785956

Eat Like Share Everywhere!

facebook
Gloria Jackson
Snack time with my brother at the festival! Didja hear about the new mashup? OREO #Churros!
Joe McCarthy
#ICEE is the best! I get one with my lunch a couple times a
Instagram
official_icee_co, sglong77, hilrules
caseybpierce Date night with my babygirl #icee #spoiledrotten
Instagram
45 likes
kayteebrown Yummy pretzels at the Cubs Nationals game! #softpretzel
Manny Lopez
Want to thank all the folks at #Luigi's! I just enjoyed some cherry ice, and it really is a bit of happiness in a cup!
Gina
Gave dogsters ice cream to my Yorkie for the 1st time... She fell in love and so did we.
Charlene Gibson
@cgibson
Addicted to #WholeFruit Health and fun at the same time
crazy delicious! Love raspberry & Greek yogurt.
37 RETWEETS 10 FAVORITES
facebook
Nicole Miller-Wilkins
No other brand compares to #Superpretzel! I will be a loyal customer for years to come!
11 people like this.
Sandra Woods The restaurant we went to served pretzel sticks with soup! MMmm!

J&J SNACK FOODS CORP.

Annual Report 2014

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

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our three business groups are Food Service, Frozen Beverages and Retail Supermarket. Each contributed to our 43rd consecutive year of record sales in fiscal 2014.

As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Net Sales	$ 919,451	$ 867,683	$ 830,796	$ 744,071	$ 696,703	$ 653,047	$ 629,359	$ 568,901	$ 514,831	$ 457,112
Net Earnings	$ 71,814	$ 64,381	$ 54,118	$ 55,063	$ 48,409	$ 41,312	$ 27,908	$ 32,112	$ 29,450	$ 26,043
Total Assets	$ 704,773	$ 645,661	$ 603,044	$ 550,816	$ 483,994	$ 439,827	$ 408,408	$ 380,288	$ 340,808	$ 305,924
Long-Term Debt	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Capital Leases	$ 520	$ 347	$ 687	$ 801	$ 863	$ 381	$ 474	$ 565	$ —	$ —
Stockholders' Equity	$ 562,518	$ 516,565	$ 475,487	$ 432,388	$ 380,575	$ 342,844	$ 316,778	$ 295,582	$ 263,656	$ 234,762
Common Share Data										
EPS-Diluted	$ 3.82	$ 3.41	$ 2.86	$ 2.93	$ 2.59	$ 2.21	$ 1.47	$ 1.69	$ 1.57	$ 1.40
Book Value/Share	$ 30.14	$ 27.66	$ 25.32	$ 23.09	$ 20.58	$ 18.51	$ 16.90	$ 15.80	$ 14.28	$ 12.85
Shares Outstanding	$ 18,663	$ 18,677	$ 18,780	18,727	18,491	18,526	18,748	18,702	18,468	18,272
Dividends/Share	$ 1.28	$ 0.64	$ 0.52	$ .47	$ .43	$ .39	$ .37	$ .34	$ .30	$ .25

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

NET SALES
(In Thousands)

$457,112
$514,831
$568,901
$629,359
$653,047
$696,703
$744,071
$830,796
$ 867,683
$ 919,451
'05
'06
'07
'08
'09
'10
'11
'12
'13
'14

NET EARNINGS
(In Thousands)

$26,043
$29,450
$32,112
$27,908
$41,312
$48,409
$55,063
$54,118
$64,381
$71,814
'05
'06
'07
'08
'09
'10
'11
'12
'13
'14

STOCKHOLDERS' EQUITY
(In Thousands)

$234,762
$263,656
$295,582
$316,778
$342,844
$380,575
$432,388
$475,487
$516,565
$562,518
'05
'06
'07
'08
'09
'10
'11
'12
'13
'14

President's Letter

To our Shareholders and Friends:

I am proud to say fiscal 2014 was yet another milestone year for us. We achieved record sales, remained debt free and increased net income & shareholder equity. For the 43rd year in a row, since inception, we grew.

SUPERPRETZEL
SOFT PRETZELS

Fiscal Year 2014 RESULTS IN BRIEF...

- Sales increased 6% for the year to $919 million
- Net income climbed 12%
- Earnings per share also rose 12%
- Operating income increased 10%

Key Highlights from 2014

In our earnings release I commented..."Once again I am proud to say that all of our business groups contributed to our record quarter and year! We had continued sales growth in the overall soft pretzel category led by newer products such as pretzel rolls and sticks and improved profitability in our retail supermarket business. Our ICEE business continues to grow its managed service revenue posting another double digit sales gain."

Our food service group had an outstanding year growing our soft pretzel product lines with double digit sales increases led by new soft pretzel products to casual dining restaurants and club stores. New products developed for our school and education channel have been successfully formulated and, at least from early results, are being well received and accepted by both school foodservice directors and students. Churro sales were impacted by the discontinuance of churros on the menu at a major customer, however we are energized and hopeful with the introduction of our new OREO Churros. Our supermarket business had a healthy sales increase and profit increases. We introduced several new soft pretzel products, under our SUPERPRETZEL BAVARIAN brand, to the retail frozen bread category.

Minute Maid

Our ICEE group continues to be prosperous. Service by ICEE, which provides maintenance and service to tens of thousands of customers nationwide, increased 13% for the year.

ICEE

LUIGI'S

OREO
Churros

Bavarian

Eat Like Share

Everywhere!

Friends

We have made so many new friends this year, nearly 3 million to be exact! Through social media sites we have not only been able to share news about our brands, but have been able to hear & see what our new friends are sharing with us. Whether while cooling off with an ICEE on a hot day or sharing a SUPERPRETZEL at the ballpark, we are connected to our new friends everywhere, every day. Social media and new forms of communication have helped us not only stay in touch with our consumers but leverage a new form of advertising for increased awareness and sales.

Acquisitions

We acquired two new brands in 2014; NEW YORK PRETZEL and PHILLY SWIRL. Both are attractive niche brands in their respective categories and both are expected to be bright spots in our future.

If this sounds redundant...well I guess it is. It's what we do. We grow our business every year, with execution in the short term and vision for the long term. Niche products, low cost producer and key marketing and distribution channels; it's what we do.

We are and will remain conservative with our discipline and liberal with our way of thinking.

We are healthy, strong and well positioned for tomorrow.

Chuck Gonzalez
@gonzalezishungry
I don't care how cold it is outside. An #ICEE is alwa
best thing in the world!
4 FAVORITES
facebook
Natasha Miller
Gave my pack #Dogsters for the first time! They LOVE it!
11 people like this.
Lori D'Angelo My dog also loves a cold Dogste

Instagram
1971 likes
GBS We grow our business every year, it's what we do!

Sincerely,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 2014

(     ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

Commission File No. 0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6000 Central Highway	08109
Pennsauken, New Jersey	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   X    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ___  No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer (X)                Accelerated filer (  )

Non-accelerated filer (  )         Smaller reporting company (  )

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___  No  X

As of November 4, 2014, the latest practicable date, 18,666,865 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $1,406,222,825 based on the last sale price on March 28, 2014 of $94.64 per share. March 28, 2014 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 17, 2015 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2014 FORM 10-K ANNUAL REPORT

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

Part I

Item 1.     Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL and BAVARIAN BAKERY, frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE, PHILLY SWIRL and MINUTE MAID* brand names, churros marketed primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S AND DADDY RAY’S brand names as well as for private label and contract packing. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and dough enrobed handheld products sold under the PATIO brand and other smaller brands as well. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non- carbonated beverage.

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

*Minute Maid is a registered trademark of the Coca-Cola Company

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes and dough enrobed handheld products including PATIO burritos. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, TEXAS TWIST,BAVARIAN BAKERY,SUPERPRETZEL BAVARIAN, NEW YORK PRETZEL, KIM & SCOTT’S GOURMET PRETZELS and SERIOUSLY TWISTED!; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 22% of the Company’s revenue in fiscal year 2014, 21% in 2013 and 18% in 2012.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 12% of the Company’s revenue in fiscal year 2014, 11% in 2013 and 13% in 2012.

The Company’s school food service MINUTE MAID and WHOLE FRUIT frozen juice bars and cups contain three to four ounces of 100% apple or pineapple juice with no added sugar and 100% of the daily US FDA value of vitamin C.  The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

     The balance of the Company’s frozen juice treats and desserts products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks and pints. Several of the products contain ice cream and WHOLE FRUIT contains pieces of fruit.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2014, 7% in fiscal year 2013 and 6% in the fiscal year 2012. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, SUPREME STUFFERS, SWEET STUFFERS, and TOP PICKS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 5% of the Company’s sales in fiscal year 2014 and 6% in 2013 and 2012.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and JANA’S brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 31% of the Company’s sales in fiscal year 2014, 32% in fiscal year 2013 and 32% in fiscal year 2012.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 14% of revenue in fiscal year 2014, 15% in 2013 and 16% in 2012.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment, revenue from which amounted to 9% of sales in 2014, 8% in 2013 and 7% in 2012.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 98,000 Company-owned and customer-owned dispensers.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 41%, 43% and 41% of our sales during fiscal years 2014, 2013 and 2012, respectively, with our largest customer accounting for 8% of our sales in 2014, 8% of our sales in 2013 and 8% in 2012. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

The Food Service and the Frozen Beverages segments sell primarily to food service channels. The Retail Supermarkets segment sells primarily to the retail supermarket channel.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, ICEE Squeeze-Up Tubes, PATIO burritos and TIO PEPE’S Churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 100 food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Brooklyn, New York; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; and Holly Ridge, North Carolina. Frozen beverages are distributed from 141 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, TEXAS TWIST, NEW YORK PRETZEL, BAVARIAN BAKERY, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS and PRETZELFILS for its pretzel products; SHAPE-UPS, WHOLE FRUIT, PHILLY SWIRL and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, PATIO for its handheld burritos and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, JANA’S and DADDY RAY’S for its bakery products.

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

Supplies

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s soft pretzel twisting equipment, churros and funnel cake production equipment, which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased primarily from The Coca-Cola Company, Dr Pepper/Seven Up, Inc., the Pepsi Cola Company, and Jogue, Inc. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc. and FBD Partnership.

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

The Company competes with large soft drink manufacturers for counter and floor space for its frozen beverage dispensing machines at retail locations and with products which are more widely known than the ICEE, SLUSH PUPPIE and PARROT ICE frozen beverages.

The Company competes with a number of other companies in the frozen juice treat and dessert and bakery products markets.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $23,633,000, $23,161,000 and $19,491,000 in fiscal years 2014, 2013 and 2012, respectively. At September 27, 2014, the total assets of our foreign operations were approximately $28 million or 3.9% of total assets. At September 28, 2013, the total assets of our foreign operations were approximately $24 million or 3.7% of total assets.

Employees

The Company has about 3,400 full and part time employees as of September 27, 2014.  About 900 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 41%, 43% and 41% of our sales during fiscal years 2014, 2013 and 2012, respectively, with our largest customer accounting for 8% of our sales in 2014, 8% of our sales in 2013 and 8% in 2012. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Associated with Foreign Operations

     Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $23,633,000, $23,161,000 and $19,491,000 in fiscal years 2014, 2013 and 2012, respectively. At September 27, 2014, the total assets of our foreign operations were approximately $28 million or 3.9% of total assets. At September 28, 2013, the total assets of our foreign operations were approximately $24 million or 3.7% of total assets.

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

Item 2.      Properties

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. This facility operates at approximately 55% of capacity. The Company owns a 128,000 square foot building adjacent to this manufacturing facility which contains a large freezer for warehousing and distribution purposes. The warehouse has a utilization rate of 80-90% depending on product demand. The Company leases, through January 2022, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant and owns a 43,000 square foot office and warehouse building in the same complex.

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

The Company leases a 22,000 square foot soft pretzel manufacturing facility located in Brooklyn, New York. The lease runs through September 2016. The facility operates at about 60% of capacity.

The Company leases through June 2015 a 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 55% of capacity.

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

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2017. The facility operates at approximately 80% of capacity.

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

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. The buildings are leased through December 2015. The manufacturing facility operates at approximately 70% of capacity.

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

The Company owns an 84,000 square foot handheld products manufacturing facility in Holly Ridge, North Carolina which operates at about 40% of capacity.

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon which operates at about 75% of capacity. The facility is leased through May 13, 2021.

The Company leases a 39,000 square foot frozen juice treat and dessert manufacturing facility in Tampa, Florida which operates at about 70% of capacity. The facility is leased through August 2016.

The Company also leases approximately 140 warehouse and distribution facilities in 44 states, Mexico and Canada.

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

Item 4.      Mine Safety Disclosures

Not Applicable

PART II

Item 5.      Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 28, 2013 and September 27, 2014.

Common Stock Market Price

			Dividend
	High	Low	Declared

Fiscal 2013
First quarter	$65.60	$55.96	$0.1600
Second quarter	77.33	61.52	0.1600
Third quarter	80.85	72.80	0.1600
Fourth quarter	84.48	74.63	0.1600

Fiscal 2014
First quarter	$90.79	$78.13	$0.3200
Second quarter	97.80	84.30	0.3200
Third quarter	100.00	90.25	0.3200
Fourth quarter	97.50	88.95	0.3200

As of September 27, 2014, we had approximately 12,000 beneficial shareholders.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729. In our third quarter, we purchased and retired 64,041 shares at a cost of $5,903,157. In our fourth quarter, we purchased and retired 17,644 shares at a cost of $1,601,572.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215.

In our fiscal year ended September 28, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125.

On November 8, 2012 the Company’s Board of directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 262,173 shares remain to be purchased under that authorization.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

Item 6.     Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2012, 2013 and 2014.

	Fiscal year ended in September
	(In thousands except per share data)

	2014	2013	2012	2011	2010

Net Sales	$919,451	$867,683	$830,796	$744,071	$696,703
Net Earnings	$71,814	$64,381	$54,118	$55,063	$48,409
Total Assets	$704,773	$645,661	$603,044	$550,816	$483,994
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$520	$347	$687	$801	$863
Stockholders' Equity	$562,518	$516,565	$475,487	$432,388	$380,575
Common Share Data
Earnings Per Diluted Share	$3.82	$3.41	$2.86	$2.93	$2.59
Earnings Per Basic Share	$3.85	$3.43	$2.87	$2.95	$2.61
Book Value Per Share	$30.14	$27.66	$25.32	$23.09	$20.58
Common Shares Outstanding At Year End	18,663	18,677	18,780	18,727	18,491
Cash Dividends Declared Per Common Share	$1.28	$0.64	$0.52	$0.47	$0.43

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

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment. We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $11.5 million at September 27, 2014 and $10 million at September 28, 2013.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $161,000 and $276, 000 for the fiscal years 2014 and 2012, respectively. We had a credit to expense of $70,000 in fiscal year 2013. At September 27, 2014 and September 28, 2013, our accounts receivables were $99,972,000 and $87,545,000 net of an allowance for doubtful accounts of $450,000 and $854,000.

Asset Impairment – We have three reporting units with goodwill totaling $86,442,000 as of September 27, 2014. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 27, 2014 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,400 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 27, 2014 and September 28, 2013 was $1,853,000 and $1,516,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2014 and 2013 was $2,700,000 and $3,200,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $8,100,000 and $8,500,000 at September 27, 2014 and September 28, 2013, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 27, 2014 and September 28, 2013, we had outstanding letters of credit totaling $9,075,000 and $8,175,000, respectively.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS

Fiscal 2014 (52 weeks) Compared to Fiscal 2013 (52 weeks)

Net sales increased $51,768,000, or 6%, to $919,451,000 in fiscal 2014 from $867,683,000 in fiscal 2013.

Excluding sales from the acquisition of New York Pretzel in October 2013 and PHILLY SWIRL in May 2014, sales increased approximately 4% for the year.

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

FOOD SERVICE

Sales to food service customers increased $31,139,000 or 6%, to $591,898,000 in fiscal 2014. Excluding New York Pretzel sales, sales increased approximately 5% for the year. Soft pretzel sales to the food service market increased 14% to $164,680,000 for the year aided by increased sales to restaurant chains, warehouse club stores, school food service and throughout our customer base. Increased sales to one customer accounted for approximately 1/4 of the pretzel sales increase. Excluding New York Pretzel sales, food service soft pretzel sales increased 11% for the year. Frozen juice bar and ices sales increased $5,057,000 or 10%, to $53,888,000 for the year primarily as the result of higher sales to warehouse club stores, school food service accounts and throughout our customer base. Increased sales to one customer accounted for approximately 50% of the frozen juice bar and ices sales increase. Churro sales to food service customers were essentially unchanged at $55,929,000 for the year with sales to one restaurant chain down $4,063,000 for the year. Excluding the decrease in sales to that restaurant chain, which were $6.8 million for the year and to which we expect no sales in 2015, sales were up $3.9 million, or 9%. Sales of bakery products increased $6,773,000, or 2%, for the year as sales increases and decreases were spread throughout our customer base. Handheld sales to food service customers were down 8% to $24,248,000 in 2014 as two customers accounted for all of the decrease in sales. Sales of new products in the first twelve months since their introduction were approximately $10 million for the year. Price increases accounted for approximately $7 million of sales for the year and net volume increases, including new product sales as defined above and sales resulting from the acquisition of New York Pretzel, accounted for approximately $24 million of sales for the year. Operating income in our Food Service segment increased from $65,907,000 in 2013 to $73,731,000 in 2014. Operating income benefited from increased sales volume, price increases and lower ingredient and packaging costs. Additionally, liability insurance costs were about $1.5 million lower this year; last year’s costs were higher than usual because of increases in insurance company estimates for actual claims incurred but not paid. Operating income was impacted in 2014 by $913,000 of shutdown costs of our Norwalk, CA manufacturing facility.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $10,305,000 or 10% to $112,644,000 in fiscal year 2014.    Excluding PHILLY SWIRL sales, sales decreased approximately 2% for the year. Soft pretzel sales to retail supermarkets were $34,830,000 compared to $34,597,000 in 2013 on a unit volume increase of 1%. Sales of frozen juices and ices increased $11,327,000 or 24% to $59,404,000. Without PHILLY SWIRL sales, sales of frozen juices and ices were down $1,967,000, or 4%, on flat volume with sales increases and decreases spread across our customer base. Coupon redemption costs, a reduction of sales, increased 3% or about $126,000 for the year. Handheld sales to retail supermarket customers decreased 5% to $21,354,000 in 2014 as two customers accounted for all of the decrease in sales. Sales of products in the first twelve months since their introduction were approximately $700,000 in fiscal year 2014. Price increases accounted for approximately $1.2 million of sales for the year and net volume increases, including new product sales as defined above and PHILLY SWIRL’s sales and net of increased coupon costs, accounted for approximately $9 million in sales for the year. Operating income in our Retail Supermarkets segment increased from $8,594,000 in 2013 to $11,201,000 in 2014 due primarily to lower trade spending, manufacturing cost savings and lower coupon expense excluding PHILLY SWIRL.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 5% to $214,909,000 in fiscal 2014. Beverage sales alone increased 1% to $133,283,000 for the year with increases and decreases throughout our customer base. Gallon sales were down 1% in our base ICEE business, but excluding significant decreases at three customers, gallon sales were up 3%. Service revenue increased 13% to $59,805,000 for the year with two customers accounting for the entire increase. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, increased from $17,376,000 in 2013 to $20,224,000 in 2014. The estimated number of Company owned frozen beverage dispensers was 48,000 and 44,700 at September 27, 2014 and September 28, 2013, respectively. Operating income in our Frozen Beverage segment decreased from $22,903,000 in 2013 to $21,916,000 in 2014 as a result of decreased gallon sales and higher than usual group medical and insurance liability costs of about $670,000.

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

Gross profit as a percentage of sales increased to 31.28% in 2014 from 30.35% in 2013 primarily due to higher volume in our food service segment, lower trade spending and manufacturing cost savings in our retail supermarkets segment and lower ingredients costs. Additionally, this year benefited from lower liability insurance costs of about $1.5 million compared to last year.

Total operating expenses increased $14,831,000 to $180,729,000 in fiscal 2014 and as a percentage of sales increased .54 percentage points to 19.66% of sales. Marketing expenses were 8.55% and 8.54% of sales in 2014 and 2013, respectively. Distribution expenses as a percent of sales increased to 7.74% from 7.49% in 2013. Administrative expenses were 3.24% and 3.16% of sales in 2014 and 2013, respectively. Other general expense of $1,154,000 this year compared to other general income of $651,000 in 2013. Included in other general income in 2013 is $805,000 of settlement income related to prior acquisitions. Included in other general expense in 2014 is $973,000 of shutdown costs of our Norwalk, CA manufacturing facility.

Operating income increased $9,444,000 or 10% to $106,848,000 in fiscal year 2014 as a result of the aforementioned items.

Investment income increased by $981,000 to $4,473,000 due to increased investments in marketable securities. We invested an additional $20 million in the second quarter in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. At September 27, 2014, we had $128 million invested in these funds. We estimate the annual yield from these funds to approximate 3.5 – 3.75%.

The effective income tax rate decreased to 35.4% from 36.1% last year because actual liability for last year’s taxes was less than estimated due to lower effective state tax rates and higher domestic production activities deduction and the estimate for this year’s taxes was lowered accordingly. We expect the effective income tax rate for 2015 to be between 36% and 36.5%.

Net earnings increased $7,433,000 or 12%, in fiscal 2014 to $71,814,000, or $3.82 per diluted share as a result of the aforementioned items.

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

In October 2013, we acquired the assets of New York Pretzel, a manufacturer and distributor of soft pretzels selling primarily in the northeast to foodservice and retail locations.  Of the purchase price of $11.8 million, $849,000 was allocated to intangible assets, $7,716,000 was allocated to goodwill and $3,049,000 was allocated to property, plant and equipment. This business had sales of about $4.3 million in our 2014 fiscal year included in the food service segment.

In May 2014, we acquired the stock of Philly’s Famous Water Ice, Inc. (PHILLY SWIRL). PHILLY SWIRL, located in Tampa, FL, produces frozen novelty products sold primarily to retail supermarket locations throughout the United States and to Canada with annual sales approximating $25 million.  The allocation of the purchase price of $17.4 million is $4.0 million to working capital, $1.2 million to property, plant and equipment, $11.1 million to intangible assets, $1.8 million to goodwill, $4.0 million to deferred tax assets and $95,000 to other assets and $4.8 million to deferred tax liabilities. Sales of PHILLY SWIRL from the acquisition date to September 27, 2014 were $12.6 million and are included in the retail supermarket segment.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $929,000 in accumulated other comprehensive loss in 2014, an increase of $571,000 in accumulated other comprehensive loss in 2013 and a decrease of $782,000 in accumulated other comprehensive loss in 2012. In 2014, sales of the two subsidiaries were $23,633,000 as compared to $23,161,000 in 2013 and $19,491,000 in 2012.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729. In our third quarter, we purchased and retired 64,041 shares at a cost of $5,903,157. In our fourth quarter, we purchased and retired 17,644 shares at a cost of $1,601,572.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215.

In our fiscal year ended September 28, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125.

In November 2011, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 27, 2014 or at September 28, 2013. The significant financial covenants are:

.	Tangible net worth must initially be more than $294 million.

.	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 27, 2014.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2014 and 2013 was $2,700,000 and $3,200,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 27, 2014 and September 28, 2013, we had outstanding letters of credit totaling $9,075,000 and $8,175,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)

		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt,including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	521	146	238	135	2
Purchase commitments	60,000	55,000	5,000	$-	$-
Operating leases	51,185	10,647	16,817	10,049	13,672
Total	$111,706	$65,793	$22,055	$10,184	$13,674

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2014 Compared to Fiscal 2013

Cash and cash equivalents and marketable securities held to maturity and available for sale increased $14,612,000, or 7%, to $221,877,000 from a year ago for reasons described below.

Accounts receivables, net increased $12,427,000, or 14%, to $99,972,000 in 2014. The increase this year is primarily due to higher sales in the last month of our year. Inventories increased $4,298,000 or 6% to $76,083,000 in 2014 due to higher unit costs of inventory and an increase in parts inventory to support our growing repair and maintenance service in our frozen beverages segment.

Prepaid expenses and other increased to $3,695,000 from $3,284,000 last year because of prepaid income taxes of $451,000 this year compared to none last year.

Net property, plant and equipment increased $10,365,000 to $157,529,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets and we acquired $4.3 million of property, plant and equipment in the New York Pretzel and PHILLY SWIRL acquisitions.

Goodwill increased to $86,442,000 from $76,899,000 because of goodwill acquired in the New York Pretzel and PHILLY SWIRL acquisitions.

Other intangible assets, less accumulated amortization increased $6,977,000 to $50,989,000 due to intangible assets of $11,909,000 acquired in the New York Pretzel and PHILLY SWIRL acquisitions offset by amortization of $4,932,000 during the year.

Marketable securities available for sale and held to maturity increased by $20,453,000 to $130,117,000 as we invested an additional $20 million into mutual funds designed to generate current income while maintaining a low volatility and overall moderate duration.

Accounts Payables increased $9,062,000 to $59,968,000 due to increased levels of business in September and October 2014 and timing of payments.

Accrued insurance liability increased $624,000 to $10,578,000 due to increases in estimates for incurred but not yet paid claims under our group insurance and insurance liability programs.

Accrued compensation expense increased 4% to $14,286,000 due to an increase in our employee base and a general increase in the level of pay rates.

Dividends payable doubled to $5,972,000 as our quarterly dividend payment increased to $.32/share from $.16/share.

Deferred income tax liabilities was essentially unchanged at $44,785,000.

Other long-term liabilities at September 27, 2014 include $315,000 of gross unrecognized tax benefits which decreased from $438,000 a year ago due to reductions for tax positions of prior years. Other long-term liabilities in total increased $601,000 from a year ago primarily because of deferred income due to a customer.

Common stock decreased $1,895,000 to $32,621,000 in 2014 because repurchases of our common stock of $7,505,000 exceeded increases totaling $5,610,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities increased $19,994,000 to $106,542,000 in 2014 primarily because of an increase of accounts receivables in 2014 of $8,913,000 compared to an increase of $11,148,000 in 2013, an increase in accounts payable and accrued liabilities of $6,831,000 in 2014 compared to an increase of $579,000 in 2013 and an increase in prepaid expenses and other of $182,000 in 2014 compared to an increase of $1,067,000 in 2013, higher net earnings of $7,433,000 and higher depreciation and amortization of $3,541,000.

Net cash used in investing activities decreased $34,725,000 to $86,112,000 in 2014 from $120,837,000 in 2013 primarily because net purchases of marketable securities decreased by $66,247,000 which was offset by payments for purchases of companies of $28,360,000.

Net cash used in financing activities of $22,360,000 in 2013 increased to $25,435,000 in 2014 primarily because of increased dividend payments of $9,456,000 offset by lower payments to purchase common stock of $7,000,000.

In 2014, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, increase in accounts receivable and accounts payable, purchases of companies, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 27, 2014, we may borrow in the future depending on our needs.

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

Other long-term liabilities at September 27, 2014 include $438,000 of gross unrecognized tax benefits which decreased from $541,000 a year ago due to reductions for tax positions of prior years.

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

In 2013, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, increase in accounts receivable, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt and purchases of companies. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 27, 2014, we may borrow in the future depending on our needs.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 27, 2014, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 27, 2014, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 27, 2014, because it does not believe its foreign exchange exposure is significant.

Item 8.     Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 27, 2014. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 27, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment, our management believes that, as of September 27, 2014, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 27, 2014.  Their report, dated November 25, 2014, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.     Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 17, 2015 (“2013 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2014 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 17, 2015 is incorporated herein by reference.

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

Item 11.     Executive Compensation

Information concerning executive compensation appearing in the Company’s 2014 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 17, 2015 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	72	Chairman of the Board,
		President, Chief Executive
		Officer and Director
Dennis G. Moore	58	Senior Vice President, Chief
		Financial Officer, Secretary,
		Treasurer and Director
Robert M. Radano	65	Senior Vice President,
		Sales and Chief Operating
		Officer
Dan Fachner	54	President of The ICEE Company
		Subsidiary
Gerard G. Law	40	Senior Vice President and
		Assistant to the President
Robert J. Pape	57	Senior Vice President Sales

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

Item 12.     Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 27, 2014.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a) )

Equity compensation plans approved by security holders	552,000	$57.71	1,030,000

Equity compensation plans not approved by security holders	-	-	-

Total	552,000	$57.71	1,030,000

Item 13.  Certain Relationships And Related Transactions, and Director Independence

  Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2014 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2014 Proxy Statement is incorporated herein by reference.

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

3.2      Revised Bylaws adopted November 19, 2013 (Incorporated by reference from the Company’s Form 10-K dated November 26, 2013).

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

31.1** Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2** Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2** Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101** The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 25, 2014	By	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 25, 2014		/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

November 25, 2014		/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

November 25, 2014		/s/ Sidney R. Brown
Sidney R. Brown, Director

/s/ Peter G. Stanley
Peter G. Stanley, Director

November 25, 2014		/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and Subsidiaries as of September 27, 2014 and September 28, 2013, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 27, 2014 (52 weeks, 52 weeks, and 53 weeks, respectively). Our audits of the basic consolidated financial statements included the consolidated financial statement schedule, listed in the index appearing under Item 15. We have also audited J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J&J Snack Foods Corp. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J&J Snack Foods Corp. and Subsidiaries as of September 27, 2014 and September 28, 2013, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended September 27, 2014 (52 weeks, 52 weeks, and 53 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. In our opinion, J&J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control Integrated Framework (1992) issued by COSO.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

November 25, 2014

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 27,	September 28,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$91,760	$97,345
Marketable securities held to maturity	-	256
Accounts receivable, net	99,972	87,545
Inventories, net	76,083	71,785
Prepaid expenses and other	3,695	3,284
Deferred income taxes	4,096	4,502
Total current assets	275,606	264,717

Property, plant and equipment, at cost	538,081	510,442
Less accumulated depreciation and amortization	380,552	363,278
Property, plant and equipment, net	157,529	147,164

Other assets
Goodwill	86,442	76,899
Other intangible assets, net	50,989	44,012
Marketable securities held to maturity	2,000	2,000
Marketable securities available for sale	128,117	107,664
Other	4,090	3,205
Total other assets	271,638	233,780
Total Assets	$704,773	$645,661

Liabilities and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$146	$211
Accounts payable	59,968	50,906
Accrued insurance liability	10,578	9,954
Accrued income taxes	-	1,740
Accrued liabilities	5,007	3,769
Accrued compensation expense	14,286	13,671
Dividends payable	5,972	2,988
Total current liabilities	95,957	83,239

Long-term obligations under capital leases	374	136
Deferred income taxes	44,785	45,183
Other long-term liabilities	1,139	538

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,663,000 and 18,677,000 respectively	32,621	34,516
Accumulated other comprehensive loss	(5,988)	(5,930)
Retained Earnings	535,885	487,979
Total stockholders' equity	562,518	516,565
Total Liabilities and Stockholder's Equity	$704,773	$645,661

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)

Net Sales	$919,451	$867,683	$830,796
Cost of goods sold (1)	631,874	604,381	580,611
Gross Profit	287,577	263,302	250,185

Operating expenses
Marketing (2)	78,632	74,076	76,318
Distribution (3)	71,159	65,025	62,250
Administrative (4)	29,784	27,448	26,192
Other general expense (income)	1,154	(651)	458
Total operating expenses	180,729	165,898	165,218
Operating Income	106,848	97,404	84,967

Other income (expenses)
Investment income	4,473	3,492	1,392
Interest expense & other	(115)	(106)	(73)

Earnings before income taxes	111,206	100,790	86,286

Income taxes	39,392	36,409	32,168

NET EARNINGS	$71,814	$64,381	$54,118

Earnings per diluted share	$3.82	$3.41	$2.86

Weighted average number of diluted shares	18,807	18,878	18,917

Earnings per basic share	$3.85	$3.43	$2.87

Weighted average number of basic shares	18,677	18,785	18,854

(1)	Includes share-based compensation expense of $466 for the year ended September 27, 2014, $463 for the year ended September 28, 2013 and $270 for the year ended September 29, 2012.
(2)	Includes share-based compensation expense of $673 for the year ended September 27, 2014, $635 for the year ended September 28, 2013 and $403 for the year ended September 29, 2012.
(3)	Includes share-based compensation expense of $42 for the year ended September 27, 2014, $30 for the year ended September 28, 2013 and $27 for the year ended September 29, 2012.
(4)	Includes share-based compensation expense of $895 for the year ended September 27, 2014, $742 for the year ended September 28, 2013 and $546 for the year ended September 29, 2012.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended
	September 27,	September 28,	Sepember 29,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)

Net Earnings	$71,814	$64,381	$54,118

Foreign currency translation adjustments	(929)	(571)	782
Unrealized holding gain (loss) on marketable securities	505	(2,227)	-
Amount reclassified from accumulated other comprehensive income	366	-	-
Total Other Comprehensive (Loss) Income, net of tax	(58)	(2,798)	782

Comprehensive Income	$71,756	$61,583	$54,900

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 25, 2011	18,727	$45,017	$(3,914)	$391,285	$432,388
Issuance of common stock upon exercise of stock options	105	3,332	-	-	3,332
Issuance of common stock for employee stock purchase plan	20	896	-	-	896
Foreign currency translation adjustment	-	-	782	-	782
Issuance of common stock under deferred stock plan	70	687	-	-	687
Dividends declared	-	-	-	(9,795)	(9,795)
Share-based compensation	-	1,246	-	-	1,246
Repurchase of common stock	(142)	(8,167)	-	-	(8,167)
Net earnings	-	-	-	54,118	54,118

Balance at September 29, 2012	18,780	$43,011	$(3,132)	$435,608	$475,487
Issuance of common stock upon exercise of stock options	80	2,905	-	-	2,905
Issuance of common stock for employee stock purchase plan	20	1,043	-	-	1,043
Foreign currency translation adjustment	-	-	(571)	-	(571)
Unrealized holding loss on marketable securities	-	-	(2,227)	-	(2,227)
Issuance of common stock under deferred stock plan	1	103	-	-	103
Dividends declared	-	-	-	(12,010)	(12,010)
Share-based compensation	-	1,954	-	-	1,954
Repurchase of common stock	(204)	(14,500)	-	-	(14,500)
Net earnings	-	-	-	64,381	64,381

Balance at September 28, 2013	18,677	$34,516	$(5,930)	$487,979	$516,565
Issuance of common stock upon exercise of stock options	52	2,227	-	-	2,227
Issuance of common stock for employee stock purchase plan	16	1,102	-	-	1,102
Foreign currency translation adjustment	-	-	(929)	-	(929)
Unrealized holding gain on marketable securities	-	-	871	-	871
Issuance of common stock under deferred stock plan	-	34	-	-	34
Dividends declared	-	-	-	(23,908)	(23,908)
Share-based compensation	-	2,247	-	-	2,247
Repurchase of common stock	(82)	(7,505)	-	-	(7,505)
Net earnings	-	-	-	71,814	71,814

Balance at September 27, 2014	18,663	$32,621	$(5,988)	$535,885	$562,518

The accompanying notes are an integral part of this statement

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended

	September 27,	September 28,	September 29,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)

Operating activities:
Net earnings	$71,814	$64,381	$54,118
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	31,660	28,801	26,175
Amortization of intangibles and deferred costs	5,433	4,751	4,762
(Gains)losses from disposals and impairment of property & equipment	(119)	126	(146)
Share-based compensation	2,076	1,870	1,246
Deferred income taxes	(8)	74	3,108
Loss on sale of marketable securities	361	-	-
Changes in assets and liabilities, net of effects from purchase of companies:
Increase in accounts receivable, net	(8,913)	(11,148)	(605)
Increase in inventories	(2,411)	(1,819)	(6,463)
(Increase) decrease in prepaid expenses and other	(182)	(1,067)	1,982
Increase in accounts payable and accrued liabilities	6,831	579	5,248
Net cash provided by operating activities	106,542	86,548	89,425
Investing activities:
Payments for purchases of companies, net of cash acquired	(28,360)	-	(7,900)
Purchases of property, plant and equipment	(38,831)	(35,821)	(42,800)
Purchases of marketable securities	(26,932)	(111,241)	(68,450)
Proceeds from redemption and sales of marketable securities	7,245	25,307	109,744
Proceeds from disposal of property and equipment	1,572	1,199	1,038
Other	(806)	(281)	(950)
Net cash used in investing activities	(86,112)	(120,837)	(9,318)
Financing activities:
Payments to repurchase common stock	(7,505)	(14,500)	(8,167)
Proceeds from issuance of common stock	3,320	3,948	4,228
Payments on capitalized lease obligations	(326)	(340)	(312)
Payment of cash dividend	(20,924)	(11,468)	(9,549)
Net cash used in financing activities	(25,435)	(22,360)	(13,800)
Effect of exchange rates on cash and cash equivalents	(580)	(204)	412
Net (decrease) increase in cash and cash equivalents	(5,585)	(56,853)	66,719
Cash and cash equivalents at beginning of year	97,345	154,198	87,479
Cash and cash equivalents at end of year	$91,760	$97,345	$154,198

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

2.    Revenue Recognition

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $11.5 million at September 27, 2014 and $10 million at September 28, 2013.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $71,159,000, $65,025,000 and $62,250,000 for the fiscal years ended 2014, 2013 and 2012, respectively.

During the years ended September 27, 2014, September 28, 2013 and September 29, 2012, we sold $22,826,000, $22,836,000 and $20,324,000, respectively, of repair and maintenance service contracts in our frozen beverage business. At September 27, 2014 and September 28, 2013, deferred income on repair and maintenance service contracts was $1,577,000 and $1,454,000, respectively, of which $67,000 and $45,000 is included in other long-term liabilities as of September 27, 2014 and September 28, 2013, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Repair and maintenance service contract income of $22,748,000, $22,780,000 and $20,309,000 was recognized for the fiscal years ended 2014, 2013 and 2012, respectively.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.    Cash, Accounts Receivable, Customers, Vendors and Employees Covered by Collective Bargaining Agreements Concentration

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totalling approximately $67 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have approximately 15 customers with accounts receivable balances of between $1 million and $10 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 41%, 43% and 41% of our sales during fiscal years 2014, 2013 and 2012, respectively, with our largest customer accounting for 8% of our sales in 2014, 8% of our sales in 2013 and 8% in 2012. Three of the ten customers are food distributors who sell our product to many end users.

About 25% of our employees are covered by collective bargaining agreements with one agreement covering about 5% of our employees expiring in 2015.

None of our vendors supplied more than 10% of our ingredients and packaging in 2014, 2013 or 2012.

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 27, 2014 and September 28, 2013, our accounts receivables were $99,972,000 and $87,545,000 net of an allowance for doubtful accounts of $450,000 and $854,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used. At September 27, 2014 and September 28, 2013, our reserve for inventory was $3,982,000 and $4,449,000, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.    Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 27, 2014, consists of investments classified as held to maturity and available for sale. The mutual funds in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

9.    Depreciation and Amortization

     Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. We review our equipment and buildings to ensure that they provide economic benefit and are not impaired.

     Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non compete agreements are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 27, 2014 and September 28, 2013, the total amount of gross unrecognized tax benefits is $315,000 and $438,000, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  The Company had $180,000 and $224,000 of accrued interest and penalties as of September 27, 2014 and September 28, 2013, respectively. We recognized $11,000 and $10,000 of penalties and interest in the years ended September 28, 2013 and September 29, 2012, respectively, and none in the year ended September 27, 2014.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 28, 2013	$438
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	(123)
Settlements	-
Balance at September 27, 2014	$315

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 27, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$71,814	18,677	$3.85

Effect of Dilutive Securities
Options	-	130	(0.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$71,814	18,807	$3.82

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No anti-dilutive shares have been excluded in the computation of 2014 diluted EPS.

	Fiscal Year Ended September 28, 2013
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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13.    Accounting for Stock-Based Compensation

At September 27, 2014, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 27,	September 28,	September 29,
	2014	2013	2012
	(in thousands, except per share amounts)

Stock options	$1,262	$795	$684
Stock purchase plan	329	363	256
Stock issued to outside directors	-	47	-
Stock issued to employees	17	18	1
Total share-based compensation	$1,608	$1,223	$941

Per diluted share	$0.09	$0.06	$0.05

The above compensation is net of tax benefits	$468	$647	$305

At September 27, 2014, the Company has unrecognized compensation expense of approximately $1.7 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2014, 2013 and 2012: expected volatility of 20.6% for fiscal year 2014, 25.7% for fiscal year 2013 and 28.3% for fiscal year 2012: weighted average risk-free interest rates of 1.6%, 2.5 % and .8%; dividend rate of .9%, .8% and .9% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 20% was used for 2014, 20% was used for 2013 and 18% was used for fiscal year 2012.

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

14.     Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $3,487,000, $3,069,000 and $2,571,000 for the fiscal years 2014, 2013 and 2012, respectively.

15.    Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 27, 2014, we have approximately $60 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16.     Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $499,000, $478,000 and $501,000 for the fiscal years 2014, 2013 and 2012, respectively.

17.     Recent Accounting Pronouncements

In February 2013, the FASB issued guidance which requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, we are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts not required under U.S. GAAP to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This guidance was effective for our fiscal year 2014, and its adoption did not have a significant effect on our consolidated financial statements.

In May 2014, the FASB issued guidance on revenue recognition which says that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.  This guidance is effective for our fiscal year ending September 2018.  Early application is not permitted.  We will assess the impact this guidance will have on our consolidated financial statements.

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

In October 2013, we acquired the assets of New York Pretzel, a manufacturer and distributor of soft pretzels selling primarily in the northeast to foodservice and retail locations.  Of the purchase price of $11.8 million, $849,000 was allocated to intangible assets, $7,716,000 was allocated to goodwill and $3,049,000 was allocated to property, plant and equipment. This business had sales of about $4.3 million in our 2014 fiscal year included in the food service segment.

In May 2014, we acquired the stock of Philly’s Famous Water Ice, Inc. (PHILLY SWIRL). PHILLY SWIRL, located in Tampa, FL, produces frozen novelty products sold primarily to retail supermarket locations throughout the United States and to Canada with annual sales approximating $25 million.  The allocation of the purchase price of $17.4 million is $4.0 million to working capital, $1.2 million to property, plant and equipment, $11.1 million to intangible assets, $1.8 million to goodwill, $4.0 million to deferred tax assets and $95,000 to other assets and $4.8 million to deferred tax liabilities. Sales of PHILLY SWIRL from the acquisition date to September 27, 2014 were $12.6 million and are included in the retail supermarket segment.

     Acquisition costs of $269,000 for the New York Pretzel and PHILLY SWIRL acquisitions are included in other general expense in the consolidated statements of earnings for the year ended September 27, 2014.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 27, 2014 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
US Government Agency Debt	$2,000	$-	$13	$1,987

Total investment securities held to maturity	$2,000	$-	$13	$1,987

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 27, 2014 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$129,473	$760	$2,116	$128,117

Total investment securities available for sale	$129,473	$760	$2,116	$128,117

The mutual funds are primarily fixed income funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. The funds do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The unrealized losses of $2,116,000 are spread over 29 funds with a total fair market value of $107,861,000. Of the funds with unrealized losses at September 27, 2014, 20 funds with a total fair market value of $71,806,000 and unrealized losses of $1,685,000 also had unrealized losses at September 27, 2013.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 28, 2013 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
US Government Agency Debt	$2,000	$-	$50	$1,950
Certificates of Deposit	256	-	-	256
Total investment securities held to maturity	$2,256	$-	$50	$2,206

All of the certificates of deposit are within the FDIC limits for insurance coverage.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 28, 2013 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Mutual Funds	$109,891	$254	$2,481	$107,664
Total investment securities available for sale	$109,891	$254	$2,481	$107,664

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 27, 2014 and September 28, 2013 are summarized as follows:

	September 27, 2014		September 28, 2013

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$-	$-	$256	$256
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	1,987	2,000	1,950
Total held to maturity securities	$2,000	$1,987	$2,256	$2,206
Less current portion	-	-	256	256
Long term held to maturity securities	$2,000	$1,987	$2,000	$1,950

Proceeds from the sale and redemption of marketable securities were $7,245,000, $25,307,000 and $109,744,000 in the years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively; with losses of $361,000 and $108,000 recorded in 2014 and 2013 and no gain or loss recorded in 2012. We use the specific identification method to determine the cost of securities sold.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 27,	September 28,
	2014	2013
	(in thousands)
Finished goods	$33,189	$33,013
Raw materials	15,632	14,489
Packaging materials	6,107	5,937
Equipment parts and other	21,155	18,346
Total Inventories	$76,083	$71,785

Inventory is presented net of an allowance for obsolescence of $3,982,000 and $4,449,000 as of fiscal year ends 2014 and 2013, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 27,	September 28,	Estimated
	2014	2013	Useful Lives
	(in thousands)		(in years)

Land	$2,496	$2,496	-
Buildings	26,741	26,741	15-39.5
Plant machinery and equipment	195,566	179,331	5-20
Marketing equipment	256,389	244,770	5-7
Transportation equipment	6,913	5,953	5
Office equipment	18,556	16,282	3-5
Improvements	26,635	24,917	5-20
Construction in Progress	4,785	9,952	-
Total property, plant and equipment	$538,081	$510,442

Depreciation expense was $31,660,000, $28,801,000 and $26,175,000 for fiscal years 2014, 2013 and 2012, respectively.

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 27, 2014		September 28, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$13,072	$-	$12,880	$-

Amortized intangible assets
Non compete agreements	592	509	545	478
Customer relationships	40,797	29,914	40,187	26,187
License and rights	3,606	2,708	3,606	2,614
TOTAL FOOD SERVICE	$58,067	$33,131	$57,218	$29,279

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$4,006	$-

Amortized Intangible Assets
Non compete agreements	160	34	-	-
Customer relationships	7,979	420	279	62
TOTAL RETAIL SUPERMARKETS	$15,345	$454	$4,285	$62

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	5,448	6,478	4,830
Licenses and rights	1,601	784	1,601	714
TOTAL FROZEN BEVERAGES	$17,592	$6,430	$17,592	$5,742

CONSOLIDATED	$91,004	$40,015	$79,095	$35,083

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

Licenses and rights, customer relationships and non compete agreements are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences. There were no impairments of intangible assets in 2014, 2013 or 2012.

There were no intangible assets acquired in fiscal year 2013.

                Intangible assets of $849,000 were acquired in the food service segment in the New York Pretzel acquisition in the three months ended December 28, 2013 and intangible assets of $11,060,000 were acquired in the retail supermarket segment in the PHILLY SWIRL acquisition in the three months ended June 28, 2014.

Aggregate amortization expense of intangible assets for the fiscal years 2014, 2013 and 2012 was $4,932,000, $4,452,000 and $4,477,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,400,000 in 2015, $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018 and $1,600,000 in 2019. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total
	(in thousands)

Balance at September 27, 2014	$46,832	$3,670	$35,940	$86,442
Balance at September 28, 2013	$39,115	$1,844	$35,940	$76,899

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually by management for impairment.  Our impairment analysis for 2014, 2013 and 2012 was based on a combination of the income approach, which estimates the fair value of discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples.  There were no impairment charges in 2014, 2013 or 2012.

No goodwill was acquired in fiscal year 2013.

Goodwill of $7,716,000 was acquired in the New York Pretzel acquisition in the three months ended December 28, 2013, all of which was allocated to the food service segment. Goodwill of $1,826,000 was acquired in the PHILLY SWIRL acquisition in the three months ended June 28,2014, all of which was allocated to the retail supermarket segment.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G – LONG-TERM DEBT

In November 2011, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016, with the availability of repayments without penalty. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. As of September 27, 2014 and September 28, 2013, there were no outstanding balances under the facility. We were in compliance with the restrictive covenants at September 27, 2014.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

Obligations under capital leases consist of the following:

	September 27,	September 28,
	2014	2013
	(in thousands)
Capital lease obligations, with interest at 6.25%, payable in monthly installments of $6,030, through March 2015	$36	$103

Capital lease obligations, with interest at 4.46%, payable in monthly installments of $1,598, through December 2018	74	-

Capital lease obligations, with interest at 4.88%, payable in monthly installments of $1,544, through October 2019	83	-

Capital lease obligations, with interest at 5.86%, payable in monthly installments of $1,544, through September 2019	80	-

Capital lease obligations, with interest at 2.30%, payable in monthly installments of $1,555, through October 2018	73	-

Capital lease obligations, with interest at 2.30%, payable in monthly installments of $1,555, through November 2018	74	-

Capital lease obligations, with interest at 7.6%, payable in monthly installments of $3,162, through November 2017	100	130

Capital lease obligations, with interest at 5.8%, payable in monthly installments of $14,625, through May 2014	-	114

Total capital lease obligations	521	347
Less current portion	146	211
Long term portion of capital lease obligations	$374	$136

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 27,	September 28,	September 29,
	2014	2013	2012
	(in thousands)
Current
U.S. Federal	$31,506	$26,492	$21,573
Foreign	2,008	2,289	1,408
State	6,693	7,560	5,416
Total current expense	40,207	36,341	28,397

Deferred
U.S. Federal	$(217)	$64	$3,124
Foreign	(58)	(10)	(14)
State	(540)	14	661
Total deferred (benefit) expense	(815)	68	3,771
Total expense	$39,392	$36,409	$32,168

The 2014 deferred tax benefit does not equal the change in net deferred tax liabilities as a result of deferred taxes recorded in connection with the PHILLY SWIRL acquisition described more fully in Note B.

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 27,	September 28,	September 29,
	2014	2013	2012
	(in thousands)

Income taxes at federal statutory rates	$38,922	$35,277	$30,200
Increase (decrease)in taxes resulting from:
State income taxes, net of federal income tax benefit	4,281	4,346	3,777
Domestic production activities deduction	(2,100)	(1,540)	(1,553)
Reduction of gross unrecognized tax benefits	(161)	(346)	(307)
Other, net	(1,550)	(1,328)	51
Income tax expense	$39,392	$36,409	$32,168

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

Deferred tax assets and liabilities consist of the following:

	September 27,	September 28,
	2014	2013
	(in thousands)
Deferred tax assets
Vacation accrual	$1,456	$1,445
Insurance accrual	3,383	3,306
Deferred income	53	32
Allowances	1,895	2,348
Inventory capitalization	745	709
Share-based compensation	1,216	1,023
Net Operating Loss	1,956	-
Total deferred tax assets	10,704	8,863

Deferred tax liabilities
Amortization of goodwill and other intangible assets	24,528	20,283
Depreciation of property and equipment	26,865	29,261
Total deferred tax liabilities	51,393	49,544
Total deferred tax liabilities, net	$40,689	$40,681

As of September 27, 2014, we have federal net operating loss carry forwards of approximately $5 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $378,000 and will expire in 2033. We have determined there are no limitations to the total use of this asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

We have undistributed earnings of our Mexican and Canadian subsidiaries  that are considered to be indefinitely reinvested and accordingly no provision for US federal and state income taxes has been provided thereon.

NOTE J - COMMITMENTS

1.     Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 27, 2014:

	Plants and
	Offices	Equipment	Total
	(in thousands)
2015	$5,462	$5,185	$10,647
2016	4,253	4,809	9,062
2017	3,546	4,209	7,755
2018	3,020	2,874	5,894
2019	2,463	1,692	4,155
2020 and thereafter	13,495	177	13,672
Total minimal rental commitments	$32,239	$18,946	$51,185

Total rent expense was $15,163,000, $13,575,000 and $13,215,000 for fiscal years 2014, 2013 and 2012, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J - COMMITMENTS (continued)

2.     Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $8,100,000 and $8,500,000 at September 27, 2014 and September 28, 2013, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 27, 2014 and September 28, 2013, we had outstanding letters of credit totaling $9,075,000 and $8,175,000, respectively.

We have a self-insured medical plan which covers approximately 1,400 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 27, 2014 and September 28, 2013 was $1,853,000 and $1,516,000, respectively.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729. In our third quarter, we purchased and retired 64,041 shares at a cost of $5,903,157. In our fourth quarter, we purchased and retired 17,644 shares at a cost of $1,601,572.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215.

In our fiscal year ended September 28, 2012, we purchased and retired 142,038 shares of our common stock at a cost of $8,167,125.

NOTE L – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 800,000 shares reserved under the Plan; options for 504,000 shares remain unissued as of September 27, 2014. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2014, 2013 and 2012 employees purchased 15,650, 19,804 and 20,318 shares at average purchase prices of $70.40, $52.61 and $44.11, respectively. ESPP expense of $329,000, $363,000 and $256,000 was recognized for fiscal years 2014, 2013 and 2012, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

A summary of the status of our stock option plans as of fiscal years 2014, 2013 and 2012 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 25, 2011	323,120	$41.18	227,315	$32.17
Granted	118,210	57.87	45,932	57.70
Exercised	(71,350)	39.03	(62,000)	19.77
Canceled	(14,300)	41.13	-	-

Balance, September 29, 2012	355,680	47.16	211,247	41.36
Granted	1,600	63.13	20,000	80.79
Exercised	(84,628)	34.58	-	-
Canceled	(12,800)	51.01	-	-

Balance, September 28, 2013	259,852	51.17	231,247	44.77
Granted	83,440	82.07	38,132	88.26
Exercised	(39,097)	42.42	(20,000)	20.43
Canceled	(8,550)	58.68	-	-

Balance, September 27, 2014	295,645	$60.83	249,379	$53.38
Exercisable Options September 27, 2014	105,145	$47.22	145,315	$39.08

The weighted-average fair value of incentive options granted during fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 was $15.24, $13.76 and $13.43, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 was $17.34, $28.30 and $16.32, respectively. The total intrinsic value of stock options exercised was $3.4 million, $2.7 million and $3.2 million in fiscal years 2014, 2013 and 2012, respectively.

The total cash received from these option exercises was $1.5 million, $2.6 million and $2.4 million in fiscal years 2014, 2013 and 2012, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.0 million, $666,000 and $1.0 million in fiscal years 2014, 2013 and 2012, respectively.

The following table summarizes information about incentive stock options outstanding at September 27, 2014:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 27,	Contractual	Exercise	September 27,	Exercise
Exercise Prices			2014	Life (in years)	Price	2014	Price
$36.71	-	$51.14	105,145	1.4	$47.22	105,145	$47.22
$57.15	-	$82.74	186,903	3.4	$67.90	-	-
$89.37	-	$93.17	3,597	4.5	$91.48	-	-
Total options			295,645			105,145

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

The following table summarizes information about nonqualified stock options outstanding at September 27, 2014:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 27,	Contractual	Exercise	September 27,	Exercise
Exercise Prices			2014	Life (in years)	Price	2014	Price
$29.78	-	$41.75	100,000	3.2	$34.32	100,000	$34.32
$47.59	-	$57.99	91,247	4.6	$53.67	45,315	49.57
$80.79	-	$94.24	58,132	7.8	$85.69	-	-
Total options			249,379			145,315

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,686,000, $1,624,000 and $1,662,000 were made in fiscal years 2014, 2013 and 2012, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 27,	September 28,	September 29,
	2014	2013	2012
	(in thousands)
Cash paid for:
Interest	$41	$50	$70
Income taxes	41,318	35,496	23,864

Non cash items:
Capital leases	$499	$-	$198

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes and dough enrobed handheld products including PATIO burritos. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

	Fiscal year ended
	September 27,	September 28,	September 29,
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$164,680	$145,026	$118,014
Frozen juices and ices	53,888	48,831	53,813
Churros	55,929	56,099	45,974
Handhelds	24,248	26,488	27,818
Bakery	281,556	274,783	266,192
Other	11,597	9,532	9,451
Total Food Service	$591,898	$560,759	$521,262

Retail Supermarket
Soft pretzels	$34,830	$34,597	$33,842
Frozen juices and ices	59,404	48,077	53,673
Handhelds	21,354	22,528	24,358
Coupon redemption	(3,807)	(3,681)	(3,222)
Other	863	818	1,217
Total Retail Supermarket	$112,644	$102,339	$109,868

Frozen Beverages
Beverages	$133,283	$132,274	$135,436
Repair and maintenance service	59,805	52,813	49,115
Machines sales	20,224	17,376	13,136
Other	1,597	2,122	1,979
Total Frozen Beverages	$214,909	$204,585	$199,666

Consolidated Sales	$919,451	$867,683	$830,796

Depreciation and Amortization:
Food Service	$20,983	$18,999	$17,287
Retail Supermarket	391	31	23
Frozen Beverages	15,719	14,522	13,627
Total Depreciation and Amortization	$37,093	$33,552	$30,937

Operating Income:
Food Service	$73,731	$65,907	$49,770
Retail Supermarket	11,201	8,594	13,316
Frozen Beverages	21,916	22,903	21,881
Total Operating Income	$106,848	$97,404	$84,967

Capital Expenditures:
Food Service	$21,620	$19,097	$28,504
Retail Supermarket	-	-	-
Frozen Beverages	17,211	16,724	14,296
Total Capital Expenditures	$38,831	$35,821	$42,800

Assets:
Food Service	$524,272	$486,015	$453,509
Retail Supermarket	18,561	6,067	6,098
Frozen Beverages	161,940	153,579	143,437
Total Assets	$704,773	$645,661	$603,044

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - ACCUMULATED OTHER COMPREHENSIVE LOSS:

     Changes to the components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended September 27, 2014
	(in thousands)

		Unrealized
	Foreign Currency	Holding Loss on
	Translation	Marketable
	Adjustments	Securities	Total

Beginning Balance	$(3,703)	$(2,227)	$(5,930)

Other comprehensive (loss) income before reclassifications	(929)	505	(424)

Amounts reclassified from accumulated other comprehensive income	-	366	366

Ending Balance	$(4,632)	$(1,356)	$(5,988)

	Fiscal Year Ended September 28, 2013
	(in thousands)

		Unrealized
	Foreign Currency	Holding Loss on
	Translation	Marketable
	Adjustments	Securities	Total

Beginning Balance	$(3,132)	$-	$(3,132)

Other comprehensive loss before reclassifications	(571)	(2,227)	(2,798)

Amounts reclassified from accumulated other comprehensive income	-	-	-

Ending Balance	$(3,703)	$(2,227)	$(5,930)

All amounts are net of tax.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 27, 2014

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$203,523	$59,906	$12,426	$0.66
2nd Quarter	205,321	61,113	13,521	0.72
3rd Quarter	257,113	84,368	23,678	1.26
4th Quarter	253,494	82,190	22,189	1.18
Total	$919,451	$287,577	$71,814	$3.82

	Fiscal Year Ended September 28, 2013

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$191,408	$54,135	$10,226	$0.54
2nd Quarter	201,326	58,151	12,660	0.67
3rd Quarter	237,036	75,322	21,172	1.12
4th Quarter	237,913	75,694	20,323	1.08
Total	$867,683	$263,302	$64,381	$3.41

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2014	Allowance for doubtful accounts	$854,000	$161,000	$565,000	(1)	$450,000

2013	Allowance for doubtful accounts	$987,000	$(70,000)	$63,000	(1)	$854,000

2012	Allowance for doubtful accounts	$955,000	$276,000	$244,000	(1)	$987,000

2014	Inventory Reserve	$4,449,000	$2,626,000	$3,093,000	(2)	$3,982,000

2013	Inventory Reserve	$3,883,000	$2,768,000	$2,202,000	(2)	$4,449,000

2012	Inventory Reserve	$4,615,000	$1,291,000	$2,023,000	(2)	$3,883,000

(1)	Write-offs of uncollectible accounts receivable.

(2)	Disposals of obsolete inventory.

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

Jerry J. Katz
Vice President, Quality Assurance /
Quality Control

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
Vice President/General Manager
Eastern Zone

Kent Galloway
Vice President and Chief Financial Officer

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O'Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V.

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Greg Lowery
President

(1) Audit Committee Member (2) Compensation Committee Member (3) Nominating Committee Member

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2014	**HIGH**	**LOW**
1st Quarter	$90.79	$78.13
2nd Quarter	97.80	84.30
3rd Quarter	100.00	90.25
4th Quarter	97.50	88.95

FISCAL 2013	**HIGH**	**LOW**
1st Quarter	$65.60	$55.96
2nd Quarter	77.33	61.52
3rd Quarter	80.85	72.80
4th Quarter	84.48	74.63

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, PC
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

Tuesday, February 17, 2015
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

J&J SNACK FOODS CORP.

SUPERPRETZEL Soft Pretzels

ICEE

LUIGI'S

WholeFruit

Minute Maid JUICE BARS

The Funnel Cake Factory

Mrs. GoodCookie

SuperPretzel Bavarian

Bavarian Bakery

Kim & Scott's Gourmet Pretzels — Handmade Soft Pretzels

Country Home Bakers

PATIO

Pretzel Fillers Stuffed soft pretzels

Gourmet Twists topped soft pretzels

Bakers Best

Daddy Ray's

Dogsters

Readi-Bake

Mary B's Biscuits

PhillySwirl

Texas Twist

Arctic Blast

New York Pretzel

Uptown Bakeries

Slush Puppie

Tio Pepe's Churros

OREO Churros

California Churros

"Minite Maid" is a registered trademark of the Coca Cola Company.
OREO is a registered trademark of Mondelēz International group.

www.jjsnack.com