Form 10-Q
period 2014-12-27
J&J SNACK FOODS CORP
filed 2015-01-26
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 27, 2014

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

As of January 21, 2015, there were 18,688,487 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – December 27, 2014 (unaudited) and September 27, 2014	3

Consolidated Statements of Earnings (unaudited) – Three Months Ended December 27, 2014 and December 28, 2013	4

Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended December 27, 2014 and December 28, 2013	5

Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 27, 2014 and December 28, 2013	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II. Other Information

Item 6. Exhibits	23

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 27,	September 27,
	2014	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$98,075	$91,760
Accounts receivable, net	83,777	99,972
Inventories, net	85,531	76,083
Prepaid expenses and other	3,790	3,695
Deferred income taxes	4,163	4,096
Total current assets	275,336	275,606

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	196,771	195,566
Marketing equipment	260,009	256,389
Transportation equipment	6,809	6,913
Office equipment	19,299	18,556
Improvements	26,701	26,635
Construction in progress	8,242	4,785
Total Property, plant and equipment, at cost	547,068	538,081
Less accumulated depreciation and amortization	387,177	380,552
Property, plant and equipment, net	159,891	157,529

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	49,634	50,989
Marketable securities held to maturity	2,000	2,000
Marketable securities available for sale	125,723	128,117
Other	3,838	4,090
Total other assets	267,637	271,638
Total Assets	$702,864	$704,773

Liabilities and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$133	$146
Accounts payable	54,881	59,968
Accrued insurance liability	10,817	10,578
Accrued income taxes	5,486	-
Accrued liabilities	5,190	5,007
Accrued compensation expense	10,251	14,286
Dividends payable	6,724	5,972
Total current liabilities	93,482	95,957

Long-term obligations under capital leases	348	374
Deferred income taxes	44,626	44,785
Other long-term liabilities	1,091	1,139

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,678,000 and 18,663,000 respectively	32,765	32,621
Accumulated other comprehensive loss	(9,865)	(5,988)
Retained Earnings	540,417	535,885
Total stockholders' equity	563,317	562,518
Total Liabilities and Stockholder's Equity	$702,864	$704,773

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended
	December 27,	December 28,
	2014	2013

Net Sales	$212,752	$203,523

Cost of goods sold(1)	151,651	143,617
Gross Profit	61,101	59,906

Operating expenses
Marketing (2)	19,487	18,032
Distribution (3)	17,521	16,120
Administrative (4)	7,525	6,984
Other general(income)expense	(42)	799
Total Operating Expenses	44,491	41,935

Operating Income	16,610	17,971

Other income (expense)
Investment income	1,354	1,138
Interest expense & other	(24)	(36)

Earnings before income taxes	17,940	19,073

Income taxes	6,684	6,647

NET EARNINGS	$11,256	$12,426

Earnings per diluted share	$0.60	$0.66

Weighted average number of diluted shares	18,801	18,793

Earnings per basic share	$0.60	$0.67

Weighted average number of basic shares	18,669	18,679

(1)	Includes share-based compensation expense of $112 and $118 for the three months ended December 27, 2014 and December 28, 2013, respectively.
(2)	Includes share-based compensation expense of $172 and $170 for the three months ended December 27, 2014 and December 28, 2013, respectively.
(3)	Includes share-based compensation expense of $11 and $10 for the three months ended December 27, 2014 and December 28, 2013, respectively.
(4)	Includes share-based compensation expense of $229 and $226 for the three months ended December 27, 2014 and December 28, 2013, respectively.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended
	December 27,	December 28,
	2014	2013

Net Earnings	$11,256	$12,426

Foreign currency translation adjustments	(1,955)	(104)
Unrealized holding(loss)gain on marketable securities	(1,922)	212

Total Other Comprehensive(Loss)Income, net of tax	(3,877)	108

Comprehensive Income	$7,379	$12,534

All amounts are net of tax.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)             (in thousands)

	Three months ended
	December 27,	December 28,
	2014	2013
Operating activities:
Net earnings	$11,256	$12,426
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	7,981	7,688
Amortization of intangibles and deferred costs	1,434	1,252
Share-based compensation	526	524
Deferred income taxes	(208)	(59)
Loss on sale of marketable securities	509	260
Other	(58)	(93)
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	16,023	12,906
Increase in inventories	(9,341)	(5,140)
Increase in prepaid expenses	(115)	(358)
(Decrease)increase in accounts payable and accrued liabilities	(2,895)	1,872
Net cash provided by operating activities	25,112	31,278
Investing activities:
Payment for purchases of of companies, net of cash acquired	-	(11,000)
Purchases of property, plant and equipment	(10,855)	(9,317)
Purchases of marketable securities	(11,639)	(5,240)
Proceeds from redemption and sales of marketable securities	11,601	5,495
Proceeds from disposal of property and equipment	197	360
Other	(47)	(109)
Net cash used in investing activities	(10,743)	(19,811)
Financing activities:
Payments to repurchase common stock	(1,670)	-
Proceeds from issuance of stock	1,098	120
Payments on capitalized lease obligations	(39)	(124)
Payment of cash dividend	(5,972)	(2,988)
Net cash used in financing activities	(6,583)	(2,992)
Effect of exchange rate on cash and cash equivalents	(1,471)	(71)
Net increase in cash and cash equivalents	6,315	8,404
Cash and cash equivalents at beginning of period	91,760	97,345
Cash and cash equivalents at end of period	$98,075	$105,749

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

The results of operations for the three months ended December 27, 2014 and December 28, 2013 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $464,000 and $450,000 at December 27, 2014 and September 27, 2014, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $7,981,000 and $7,688,000 for the three months ended December 27, 2014 and December 28, 2013, respectively.

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

	Three Months Ended December 27, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$11,256	18,669	$0.60

Effect of Dilutive Securities
Options	-	132	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$11,256	18,801	$0.60

	Three Months Ended December 28, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$12,426	18,679	$0.67

Effect of Dilutive Securities
Options	-	114	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$12,426	18,793	$0.66

Note 5	At December 27, 2014, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended
	December 27,	December 28,
	2014	2013
	(in thousands, except per share amounts)

Stock Options	$284	$312
Stock purchase plan	147	129
Restricted stock issued to an employee	1	4
Total share-based compensation	$432	$445

Per diluted share	$0.02	$0.02

The above compensation is net of tax benefits	$92	$79

The Company anticipates that share-based compensation will not exceed $2.1 million net of tax benefits, or approximately $.11 per share for the fiscal year ending September 26, 2015.

The Company did not grant any stock options during the 2015 three month period. During the 2014 three month period, the Company granted 97,975 stock options. The weighted-average grant date fair value of these options was $15.21.

Expected volatility is based on the historical volatility of the price of our common shares over the past 49 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The total amount of gross unrecognized tax benefits is $315,000 and $315,000 on December 27, 2014 and September 27, 2014, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of December 27, 2014 and September 27, 2014, respectively, the Company has $180,000 and $180,000 of accrued interest and penalties.

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

Note 8	Inventories consist of the following:

	December 27,	September 27,
	2014	2014
	(unaudited)
	(in thousands)

Finished goods	$38,259	$33,189
Raw materials	17,979	15,632
Packaging materials	6,962	6,107
Equipment parts and other	22,331	21,155
Total Inventories	$85,531	$76,083

The above inventories are net of reserves	$1,838	$3,982

Approximately $2.2 million of inventory at September 27, 2014 has been written off in the December quarter.

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

	Three months ended
	December 27,	December 28,
	2014	2013
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$40,718	$39,308
Frozen juices and ices	8,201	8,229
Churros	12,967	13,951
Handhelds	5,158	6,404
Bakery	74,431	69,076
Other	2,086	1,812
Total Food Service	$143,561	$138,780

Retail Supermarket
Soft pretzels	$9,200	$8,915
Frozen juices and ices	9,155	6,423
Handhelds	4,879	5,287
Coupon redemption	(1,073)	(680)
Other	226	219
Total Retail Supermarket	$22,387	$20,164

Frozen Beverages
Beverages	$25,510	$25,189
Repair and maintenance service	15,310	13,609
Machines sales	5,747	5,523
Other	237	258
Total Frozen Beverages	$46,804	$44,579

Consolidated Sales	$212,752	$203,523

Depreciation and Amortization:
Food Service	$5,253	$5,139
Retail Supermarket	253	8
Frozen Beverages	3,909	3,793
Total Depreciation and Amortization	$9,415	$8,940

Operating Income :
Food Service	$15,493	$15,151
Retail Supermarket	666	1,964
Frozen Beverages	451	856
Total Operating Income	$16,610	$17,971

Capital Expenditures:
Food Service	$6,156	$5,848
Retail Supermarket	-	-
Frozen Beverages	4,699	3,469
Total Capital Expenditures	$10,855	$9,317

Assets:
Food Service	$529,640	$502,756
Retail Supermarket	14,672	6,059
Frozen Beverages	158,552	150,322
Total Assets	$702,864	$659,137

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 27, 2014 and September 27, 2014 are as follows:

	December 27, 2014		September 27, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$13,072	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	517	592	509
Customer relationships	40,797	30,846	40,797	29,914
License and rights	3,606	2,732	3,606	2,708
TOTAL FOOD SERVICE	$58,067	$34,095	$58,067	$33,131

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	54	160	34
Customer relationships	7,979	619	7,979	420
TOTAL RETAIL SUPERMARKETS	$15,345	$673	$15,345	$454

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	5,602	6,478	5,448
Licenses and rights	1,601	802	1,601	784
TOTAL FROZEN BEVERAGES	$17,592	$6,602	$17,592	$6,430

CONSOLIDATED	$91,004	$41,370	$91,004	$40,015

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no intangible assets acquired in the three months ended December 27, 2014. Aggregate amortization expense of intangible assets for the three months ended December 27, 2014 and December 28, 2013 was $1,355,000 and $1,143,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,400,000 in 2015 and $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018 and $1,600,000 in 2019. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)

Balance at December 27, 2014	$46,832	$3,670	$35,940	$86,442

Balance at September 27, 2014	$46,832	$3,670	$35,940	$86,442

There was no goodwill acquired in the three months ended December 27, 2014.

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

Marketable securities held to maturity and available for sale consist primarily of investments in mutual funds and preferred stock.  The fair values of mutual funds are based on quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy.  The fair value of preferred stock is based on quoted prices for identical or similar instruments in markets that are not active.  As a result, preferred stock is classified within Level 2 of the fair value hierarchy.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 27, 2014 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

US Government Agency Debt	$2,000	$2	$0	$2,002
	$2,000	$2	$0	$2,002

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 27, 2014 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$117,376	$318	$3,699	$113,995
Preferred Stock	$11,625	$108	$5	$11,728

	$129,001	$426	$3,704	$125,723

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $3.7 million are spread over 28 funds with total fair market value of $94.3 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018 and 2019 and then income is based on a spread above LIBOR if the securities are not called. These investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 27, 2014 and September 27, 2014 are summarized as follows:

	December 27, 2014		September 27, 2014

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(in thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	-	-
Due after five years through ten years	2,000	2,002	2,000	1,987
Total held to maturity securities	$2,000	$2,002	$2,000	$1,987
Less current portion	-	-	-	-
Long term held to maturity securities	$2,000	$2,002	$2,000	$1,987

Proceeds from the redemption and sale of marketable securities were $11,601,000 and $5,495,000 in the three months ended December 27, 2014 and December 28, 2013, respectively, with a loss of $509,000 recorded in the three months ended December 27, 2014 and $260,000 recorded in the three months ended December 28, 2013. We use the specific identification method to determine the cost of securities sold.

Note 12

In October 2013, we acquired the assets of New York Pretzel, a manufacturer and distributor of soft pretzels selling primarily in the northeast to foodservice and retail locations.  Of the purchase price of $11.8 million, $849,000 was allocated to intangible assets, $7,716,000 was allocated to goodwill and $3,049,000 was allocated to property, plant and equipment. The business had sales of about $4.3 million in our 2014 fiscal year included in the food service segment.

In May 2014, we acquired the stock of Philly’s Famous Water Ice, Inc. (PHILLY SWIRL). PHILLY SWIRL, located in Tampa, FL, produces frozen novelty products sold primarily to retail supermarket locations throughout the United States and to Canada with annual sales approximating $25 million.  The allocation of the purchase price of $17.4 million is $4.0 million to working capital, $1.2 million to property, plant and equipment, $11.1 million to intangible assets, $1.8 million to goodwill, $4.0 million to deferred tax assets, $95,000 to other assets and $4.8 million to deferred tax liabilities. Sales of PHILLY SWIRL from the acquisition date to September 27, 2014 were $12.6 million and are included in the retail supermarket segment.

These acquisitions were and will be accounted for under the purchase method of accounting, and their operations are and will be included in the consolidated financial statements from their respective acquisition dates.

The goodwill and intangible assets acquired in the business combinations are recorded at fair value. To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 inputs).

Note 13	Changes to the components of other accumulated comprehensive loss are as follows:

	Three Months ended December 27, 2014
	(unaudited)
	(in thousands)

		Unrealized Holding
	Foreign Currency	Loss on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(4,632)	$(1,356)	$(5,988)

Other comprehensive loss before reclassifications	(1,955)	(2,138)	(4,093)

Amounts reclassified from accumulated other comprehensive income	-	216	216

Ending Balance	$(6,587)	$(3,278)	$(9,865)

All amounts are net of tax.

	Three Months ended December 28, 2013
	(unaudited)
	(in thousands)

		Unrealized Holding
	Foreign Currency	Loss on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(3,703)	$(2,227)	$(5,930)

Other comprehensive(loss)income before reclassifications	(104)	212	108

Amounts reclassified from accumulated other comprehensive income	-	261	261

Ending Balance	$(3,807)	$(1,754)	$(5,561)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.36 per share of its common stock payable on January 8, 2015, to shareholders of record as of the close of business on December 23, 2014.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729. In the quarter ended December 27, 2014, we purchased and retired 16,164 shares of our common stock at a cost of $1,669,741. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 246,009 shares remain to be purchased under this authorization.

In the three months ended December 27, 2014 and December 28, 2013 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,955,000 in accumulated other comprehensive loss in the 2015 first quarter and an increase of $104,000 in accumulated other comprehensive loss in the 2014 first quarter.

 Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 27, 2014.

Results of Operations

Net sales increased $9,229,000 or 5% to $212,752,000 for the three months ended December 27, 2014 compared to the three months ended December 28, 2013. Excluding sales of PHILLY SWIRL, which was acquired in the third quarter of fiscal year 2014, sales increased $6,865,000 or a little less than 3 1/2%.

FOOD SERVICE

Sales to food service customers increased $4,781,000 or 3% in the first quarter to $143,561,000. Soft pretzel sales to the food service market increased 4% to $40,718,000 in the first quarter due to increased sales to school food service and throughout our customer base; however, soft pretzel sales to restaurant chains this quarter were approximately the same as a year ago. Increased sales to one customer accounted for approximately 1/2 of the increase in pretzel sales in the quarter. Frozen juices and ices sales for the quarter were essentially unchanged at $8,201,000 with increased sales to school food service offset by decreased sales throughout our customer base. Churro sales to food service customers decreased 7% to $12,967,000 in the first quarter which was net of a decline in sales of $2,098,000 to one restaurant chain which discontinued carrying the product in August 2014. Churro sales to other customers increased 9% in the quarter with increases throughout our customer base.

Sales of bakery products increased $5,355,000 or 8% in the first quarter to $74,431,000 as sales increases to two customers and school food service accounted for all of the sales increase.

Sales of new products in the first twelve months since their introduction were approximately $3.8 million in this quarter. Price increases accounted for approximately $2.8 million of sales in the quarter and net volume increases, including new product sales as defined above, accounted for approximately $2.0 million of sales in the quarter.

Operating income in our Food Service segment increased from $15,151,000 to $15,493,000 in the quarter because last year’s quarter included $800,000 of other general expenses for shutdown costs of our Norwalk, CA manufacturing facility. Operating income for the quarter was impacted by low volume growth and higher manufacturing expenses.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $2,223,000 or 11% to $22,387,000 in the first quarter. Excluding sales of PHILLY SWIRL, sales were down less than 1%. Soft pretzel sales for the first quarter were up 3% to $9,200,000 due to sales of the newly introduced SUPERPRETZEL BAVARIAN Soft Pretzel Bread. Sales of frozen juices and ices increased $2,732,000 or 43% to $9,155,000 in the first quarter. Without PHILLY SWIRL, sales increased 6%. Coupon redemption costs, a reduction of sales, increased 58% or about $393,000 for the quarter. Handheld sales to retail supermarket customers decreased 8% to $4,879,000 in the quarter with a sales decrease to one customer accounting for over 85% of the decrease.

Sales of new products in the first twelve months since their introduction were approximately $430,000 in the quarter. Price increases accounted for approximately $200,000 of sales in the quarter and net volume increases, including new product sales as defined above and PHILLY SWIRL sales and net of increased coupon costs, accounted for approximately $2.0 million of the sales increase in this quarter. Operating income in our Retail Supermarkets segment decreased from $1,964,000 to $666,000 in the quarter primarily because of higher coupon expense, advertising expenses to introduce our SUPERPRETZEL BAVARIAN Soft Pretzel Bread and an operating loss of $951,000 by PHILLY SWIRL due to seasonality.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 5% to $46,804,000 in the first quarter. Beverage related sales alone were up 1% in the quarter.   Gallon sales were up 2% for the quarter. Service revenue increased 12% to $15,310,000 in the first quarter with increased sales to two customers accounting for all of the sales increase.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $5,747,000 or 4% higher in the three month period. The approximate number of company owned frozen beverage dispensers was 49,300 and 49,100 at December 27, 2014 and September 27, 2014, respectively. Operating income in our Frozen Beverage segment was $451,000 in this year’s quarter compared to $856,000 last year as higher operating expenses in this seasonally low period offset the benefits of increased sales.

CONSOLIDATED

Gross profit as a percentage of sales decreased to 28.72% in the three month period from 29.43% last year. PHILLY SWIRL accounted for approximately 1/3 of the percentage decrease with the balance resulting from higher manufacturing expenses and relatively low volume increases in our food service segment.

Total operating expenses increased $2,556,000 in this quarter and as a percentage of sales increased from 20.6% percent to 20.9%. Last year’s operating expenses included $800,000 of other general expenses for shutdown costs of our Norwalk, CA manufacturing facility. Without this $800,000, total operating expenses last year were 20.2% of sales.  About 43% of the increase in percent of sales from 20.2% to 20.9% was due to the expenses of PHILLY SWIRL in this seasonally low quarter, about 23% was related to increased advertising spending for the introduction of SUPERPRETZEL BAVARIAN Soft Pretzel Bread in our retail supermarket segment and the balance was primarily higher expenses in our frozen beverage segment in its seasonally low quarter.  For these reasons, marketing expenses increased to 9.16% of sales from 8.86%, distribution expenses increased to 8.24% of sales from 7.92% and administrative expenses increased to 3.54% of sales from 3.43%.

Operating income decreased $1,361,000 or 8% to $16,610,000 in the first quarter as a result of the aforementioned items.

Investment income increased by $216,000 in the quarter due primarily to increased investments of marketable securities. We have invested $114 million in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. We estimate the annual yield from these funds to approximate 3.5%. The mutual funds have unrealized losses of $3.7 million which may eventually be realized.

We invested $11.6 million during the quarter in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2018 and 2019 and then income is based on a spread above LIBOR if the securities are not called.  We estimate the annual yield from these investments to approximate 5.0%. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions.

The effective income tax rate has been estimated at 37% for this year’s quarter and 35% for last year’s quarter. We are estimating an effective income tax rate of approximately 36 1/2% for the year.  Last year’s first quarter benefitted from a reduction of tax expense because of changes in estimates related to a prior year while this year’s quarter was impacted by a low tax benefit on share based compensation.

Net earnings decreased $1,170,000 or 9% in the current three month period to $11,256,000 as a result of the aforementioned items.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2014 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 27, 2014, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 27, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 & Certification Pursuant to Section 302 of
31.2 the Sarbanes-Oxley Act of 2002

99.5 & Certification Pursuant to the 18 U.S.C.
99.6 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows and
(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 26, 2015	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 26, 2015	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)