Form 10-Q
period 2015-03-28
J&J SNACK FOODS CORP
filed 2015-04-27
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 28, 2015

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

As April 20, 2015 there were 18,691,274 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number
Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – March 28, 2015 (unaudited) and September 27, 2014	3

Consolidated Statements of Earnings (unaudited) – Three and Six Months Ended March 28, 2015 and March 29, 2014	4

Consolidated Statements of Comprehensive Income (unaudited) – Three and Six Months Ended March 28, 2015 and March 29, 2014	5

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 28, 2015 and March 29, 2014	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 6. Exhibits	26

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 28,	September 27,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$88,615	$91,760
Accounts receivable, net	95,826	99,972
Inventories, net	87,043	76,083
Prepaid expenses and other	5,588	3,695
Deferred income taxes	4,236	4,096
Total current assets	281,308	275,606

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	201,801	195,566
Marketing equipment	261,437	256,389
Transportation equipment	6,875	6,913
Office equipment	19,564	18,556
Improvements	28,083	26,635
Construction in progress	5,640	4,785
Total Property, plant and equipment, at cost	552,637	538,081
Less accumulated depreciation and amortization	390,419	380,552
Property, plant and equipment, net	162,218	157,529

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	48,282	50,989
Marketable securities held to maturity	-	2,000
Marketable securities available for sale	127,754	128,117
Other	3,309	4,090
Total other assets	265,787	271,638
Total Assets	$709,313	$704,773

Liabilities and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$273	$146
Accounts payable	55,216	59,968
Accrued insurance liability	11,318	10,578
Accrued income taxes	-	-
Accrued liabilities	5,471	5,007
Accrued compensation expense	11,164	14,286
Dividends payable	6,729	5,972
Total current liabilities	90,171	95,957

Long-term obligations under capital leases	1,334	374
Deferred income taxes	44,915	44,785
Other long-term liabilities	1,037	1,139

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,689,000 and 18,663,000 respectively	33,777	32,621
Accumulated other comprehensive loss	(10,246)	(5,988)
Retained Earnings	548,325	535,885
Total stockholders' equity	571,856	562,518
Total Liabilities and Stockholder's Equity	$709,313	$704,773

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014

Net Sales	$225,008	$205,321	$437,760	$408,844

Cost of goods sold(1)	158,058	144,208	309,709	287,825
Gross Profit	66,950	61,113	128,051	121,019

Operating expenses
Marketing (2)	19,986	17,519	39,473	35,551
Distribution (3)	17,633	16,382	35,154	32,502
Administrative (4)	7,462	6,781	14,987	13,765
Other general expense	64	99	22	898
	45,145	40,781	89,636	82,716

Operating Income	21,805	20,332	38,415	38,303

Other income (expense)
Investment income	1,278	976	2,632	2,114
Interest expense & other	(30)	(27)	(54)	(63)

Earnings before income taxes	23,053	21,281	40,993	40,354

Income taxes	8,416	7,760	15,100	14,407

NET EARNINGS	$14,637	$13,521	$25,893	$25,947

Earnings per diluted share	$0.78	$0.72	$1.38	$1.38

Weighted average number of diluted shares	18,821	18,819	18,811	18,806

Earnings per basic share	$0.78	$0.72	$1.39	$1.39

Weighted average number of basic shares	18,689	18,693	18,679	18,686

(1)

Includes share-based compensation expense of $108 and $220 for the three months and six months ended March 28, 2015, respectively and $117 and $235 for the three months and six months ended March 29, 2014.

(2)

Includes share-based compensation expense of $158 and $330 for the three months and six months ended March 28,2015, respectively and $170 and $340 for the three months and six months ended March 29, 2014.

(3)

Includes share-based compensation expense of $10 and $21 for the three months and six months ended March 28, 2015, respectively and $11 and $21 for the three months and six months ended March 29, 2014.

(4)

Includes share-based compensation expense of $209 and $438 for the three months and six months ended March 28, 2015, respectively and $227 and $453 for the three months and six months ended March 29, 2014.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014

Net Earnings	$14,637	$13,521	$25,893	$25,947

Foreign currency translation adjustments	(914)	(172)	(2,869)	(276)
Unrealized holding gain(loss)on marketable securities	533	956	(1,389)	1,429

Total Other Comprehensive Income, net of tax	(381)	784	(4,258)	1,153

Comprehensive Income	$14,256	$14,305	$21,635	$27,100

All amounts are net of tax.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six months ended
	March 28,	March 29,
	2015	2014
Operating activities:
Net earnings	$25,893	$25,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	15,987	15,591
Amortization of intangibles and deferred costs	2,869	2,511
Share-based compensation	1,009	1,049
Deferred income taxes	14	(189)
Loss on sale of marketable securities	509	296
Other	(199)	(126)
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	3,885	636
Increase in inventories	(10,448)	(5,106)
Increase in prepaid expenses	(1,918)	(633)
Decrease in accounts payable and accrued liabilities	(6,373)	(889)
Net cash provided by operating activities	31,228	39,087
Investing activities:
Payment for purchases of companies, net of cash acquired	-	(11,000)
Purchases of property, plant and equipment	(20,643)	(20,825)
Purchases of marketable securities	(13,136)	(25,747)
Proceeds from redemption and sales of marketable securities	13,601	6,060
Proceeds from disposal of property and equipment	862	815
Other	(56)	(92)
Net cash used in investing activities	(19,372)	(50,789)
Financing activities:
Payments to repurchase common stock	(2,114)	-
Proceeds from issuance of stock	2,070	1,023
Payments on capitalized lease obligations	(105)	(204)
Payment of cash dividend	(12,696)	(8,966)
Net cash used in financing activities	(12,845)	(8,147)
Effect of exchange rate on cash and cash equivalents	(2,156)	(195)
Net decrease in cash and cash equivalents	(3,145)	(20,044)
Cash and cash equivalents at beginning of period	91,760	97,345
Cash and cash equivalents at end of period	$88,615	$77,301

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

The results of operations for the three and six months ended March 28, 2015 and March 29, 2014 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in our third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $284,000 and $450,000 at March 28, 2015 and September 27, 2014, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $8,006,000 and $7,903,000 for the three months ended March 28, 2015 and March 29, 2014, respectively, and for the six months ended March 28, 2015 and March 29, 2014 was $15,987,000 and $15,591,000 respectively.

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

	Three Months Ended March 28,2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$14,637	18,689	$0.78

Effect of Dilutive Securities
Options	-	132	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$14,637	18,821	$0.78

	Six Months Ended March 28, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$25,893	18,679	$1.39

Effect of Dilutive Securities
Options	-	132	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$25,893	18,811	$1.38

	Three Months Ended March 29, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$13,521	18,693	$0.72

Effect of Dilutive Securities
Options	-	126	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$13,521	18,819	$0.72

	Six Months Ended March 29, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$25,947	18,686	$1.39

Effect of Dilutive Securities
Options	-	120	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$25,947	18,806	$1.38

Note 5	At March 28, 2015, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Stock Options	$264	$388	$548	$700
Stock purchase plan	50	48	197	177
Restricted stock issued to an employee	2	4	3	8
	$316	$440	$748	$885

Per diluted share	$0.02	$0.02	$0.04	$0.05

The above compensation is net of tax benefits	$169	$85	$261	$164

The Company anticipates that share-based compensation will not exceed $1.9 million net of tax benefits, or approximately $.10 per share for the fiscal year ending September 26, 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2015 first six months: expected volatility of 17.8%; risk-free interest rate of 1.6%; dividend rate of 1.4% and expected lives of 5 years.

During the 2015 six month period, the Company granted 148,840 stock options. The weighted-average grant date fair value of these options was $15.23. During the 2014 six month period, the Company granted 98,975 stock options. The weighted-average grant date fair value of these options was $15.21.

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

The total amount of gross unrecognized tax benefits is $315,000 and $315,000 on March 28, 2015 and September 27, 2014, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of March 28, 2015 and September 27, 2014, respectively, the Company has $180,000 and $180,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 7

In May 2014, the FASB issued guidance on revenue recognition which says that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.  This guidance is effective for our fiscal year ending September 2019.  Early application is not permitted.  We will assess the impact this guidance will have on our consolidated financial statements.

Note 8	Inventories consist of the following:

	March 28,	September 27,
	2015	2014
	(unaudited)
	(in thousands)

Finished goods	$38,926	$33,189
Raw Materials	18,085	15,632
Packaging materials	6,720	6,107
Equipment parts & other	23,312	21,155
	$87,043	$76,083

The above inventories are net of reserves	$2,621	$3,982

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

Our three reportable segments are Food Service, Retail Supermarkets and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income (loss). These segments are described below

Food Service

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

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$41,099	$38,815	$81,817	$78,123
Frozen juices and ices	11,072	11,857	19,273	20,086
Churros	14,622	13,430	27,589	27,381
Handhelds	5,044	5,712	10,202	12,116
Bakery	70,791	66,169	145,222	135,245
Other	2,634	2,346	4,720	4,158
	$145,262	$138,329	$288,823	$277,109

Retail Supermarket
Soft pretzels	$10,829	$10,309	$20,029	$19,224
Frozen juices and ices	13,722	8,402	22,877	14,825
Handhelds	4,569	4,815	9,448	10,102
Coupon redemption	(927)	(689)	(2,000)	(1,369)
Other	340	213	566	432
	$28,533	$23,050	$50,920	$43,214

Frozen Beverages
Beverages	$28,778	$26,713	$54,288	$51,902
Repair and maintenance service	15,723	13,135	31,033	26,744
Machines sales	6,328	3,759	12,075	9,282
Other	384	335	621	593
	$51,213	$43,942	$98,017	$88,521

Consolidated Sales	$225,008	$205,321	$437,760	$408,844

Depreciation and Amortization:
Food Service	$5,388	$5,233	$10,641	$10,372
Retail Supermarket	187	8	440	16
Frozen Beverages	3,866	3,921	7,775	7,714
	$9,441	$9,162	$18,856	$18,102

Operating Income:
Food Service	$15,649	$17,562	$31,142	$32,713
Retail Supermarket	2,535	2,602	3,201	4,566
Frozen Beverages	3,621	168	4,072	1,024
	$21,805	$20,332	$38,415	$38,303

Capital Expenditures:
Food Service	$4,656	$4,991	$10,812	$10,839
Retail Supermarket	-	-	-	-
Frozen Beverages	5,132	6,517	9,831	9,986
	$9,788	$11,508	$20,643	$20,825

Assets:
Food Service	$532,773	$505,745	$532,773	$505,745
Retail Supermarket	14,452	6,051	14,452	6,051
Frozen Beverages	162,088	154,198	162,088	154,198
	$709,313	$665,994	$709,313	$665,994

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 28, 2015 and September 27, 2014 are as follows:

	March 28, 2015		September 27, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	525	592	509
Customer relationships	40,797	31,775	40,797	29,914
License and rights	3,606	2,755	3,606	2,708
TOTAL FOOD SERVICE	$58,067	$35,055	$58,067	$33,131

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	73	160	34
Customer relationships	7,979	820	7,979	420
TOTAL RETAIL SUPERMARKETS	$15,345	$893	$15,345	$454

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,478	5,757	6,478	5,448
Licenses and rights	1,601	819	1,601	784
TOTAL FROZEN BEVERAGES	$17,592	$6,774	$17,592	$6,430

CONSOLIDATED	$91,004	$42,722	$91,004	$40,015

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no intangible assets acquired in the three and six months ended March 28, 2015. Aggregate amortization expense of intangible assets for the three months ended March 28, 2015 and March 29, 2014 was $1,352,000 and $1,143,000, respectively and for the six months ended March 28, 2015 and March 29, 2014 was $2,707,000 and $2,286,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,400,000 in 2015 and $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018 and $1,600,000 in 2019. The weighted average amortization period of the intangible assets is 10.1 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at March 28, 2015	$46,832	$3,670	$35,940	$86,442

Balance at September 27, 2014	$46,832	$3,670	$35,940	$86,442

There was no goodwill acquired in the three and six months ended March 28, 2015.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 28, 2015 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$117,366	$298	$3,130	$114,534
Preferred Stock	13,133	105	18	13,220

	$130,499	$403	$3,148	$127,754

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $3.1 million are spread over 28 funds with total fair market value of $98.7 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. These investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 28, 2015 and September 27, 2014 are summarized as follows:

	March 28, 2015		September 27, 2014

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(in thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	2,000	1,987
Total held to maturity securities	$-	$-	$2,000	$1,987
Less current portion	-	-	-	-
Long term held to maturity securities	$-	$-	$2,000	$1,987

Proceeds from the redemption and sale of marketable securities were $2,000,000 and $13,601,000 in the three and six months ended March 28, 2015, respectively, and $565,000 and $6,060,000 in the three and six months ended March 29, 2014, respectively. Losses of $0 and $509,000 were recorded in the three and six months ended March 28, 2015, respectively, and $36,000 and $296,000 were recorded in the three and six months ended March 29, 2014, respectively. We use the specific identification method to determine the cost of securities sold.

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

Note 13 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended March 28, 2015			Six Months Ended March 28, 2015
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Loss on		Foreign Currency	Holding Loss on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(6,587)	$(3,278)	$(9,865)	$(4,632)	$(1,356)	$(5,988)

Other comprehensive income (loss) before reclassifications	(914)	533	(381)	(2,869)	(1,605)	(4,474)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	216	216

Ending Balance	$(7,501)	$(2,745)	$(10,246)	$(7,501)	$(2,745)	$(10,246)

All amounts are net of tax.

	Three Months Ended March 29, 2014			Six Months Ended March 29, 2014
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Loss on		Foreign Currency	Holding Loss on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(3,807)	$(1,754)	$(5,561)	$(3,703)	$(2,227)	$(5,930)

Other comprehensive income (loss) before reclassifications	(172)	914	742	(276)	1,126	850

Amounts reclassified from accumulated other comprehensive income	-	42	42	-	303	303

Ending Balance	$(3,979)	$(798)	$(4,777)	$(3,979)	$(798)	$(4,777)

All amounts are net of tax.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.36 per share of its common stock payable on April 2, 2015, to shareholders of record as of the close of business on March 13, 2015.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729. In the three months ended March 28, 2015 we purchased 4,380 shares at a cost of $443,839 and in the six months ended March 28, 2015, we purchased 20,544 shares at a cost of $2,113,580. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 241,629 shares remain to be purchased under this authorization.

In the three months ended March 28, 2015 and March 29, 2014 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $914,000 in accumulated other comprehensive loss in the 2015 second quarter and an increase of $172,000 accumulated other comprehensive loss in the 2014 second quarter. In the six month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $2,869,000 in accumulated other comprehensive loss in the 2015 six month period and an increase of $276,000 in accumulated other comprehensive loss in the 2014 six month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 28, 2015.

Results of Operations

Net sales increased $19,687,000 or 9.6% to $225,008,000 for the three months and $28,916,000 or 7.1% to $437,760,000 for the six months ended March 28, 2015 compared to the three and six months ended March 29, 2014. Excluding sales of PHILLY SWIRL, which was acquired in the third quarter of fiscal year 2014, sales increased $15,110,000 or 7.3% for the three months and $21,974,000 or 5.4% for the six months.

FOOD SERVICE

Sales to food service customers increased $6,933,000 or 5% in the second quarter to $145,262,000 and increased $11,714,000 or 4% for the six months. Soft pretzel sales to the food service market increased 6% to $41,099,000 in the second quarter and increased 5% to $81,817,000 in the six months due to increased sales to school food service and convenience stores and throughout our customer base. Increased sales to two customers accounted for approximately 1/3 of the increase in pretzel sales in the quarter and 50% in the six months. As in the first quarter, soft pretzel sales to restaurant chains this quarter were approximately the same as a year ago. Frozen juices and ices sales decreased 7% to $11,072,000 in the three months and 4% to $19,273,000 in the six months resulting primarily from lower sales to schools in the quarter and to warehouse club stores in the six months. Churro sales to food service customers increased 9% to $14,622,000 in the second quarter and were up less than 1% to $27,589,000 for the six months which was net of a decline in sales of $1,994,000 in the quarter and $4,092,000 in the six months to one restaurant chain which discontinued carrying the product in August 2014. Churro sales to other customers increased 28% in the quarter and 19% in the six months with four customers accounting for 84% and 44% of the increases in the quarter and six months, respectively.

Sales of bakery products increased $4,622,000 or 7% in the second quarter to $70,791,000 and $9,977,000 or 7% for the six months as sales increases to two customers and school food service accounted for all of the sales increases both periods.

Sales of new products in the first twelve months since their introduction were approximately $5.1 million in this quarter and $8.9 million in the six months. Price increases accounted for approximately $1.2 million of sales in the quarter and $4.0 million in the six months and net volume increases, including new product sales as defined above, accounted for approximately $5.7 million of sales in the quarter and $7.7 million in the six months.

Operating income in our Food Service segment decreased from $17,562,000 to $15,649,000 in the quarter and decreased from $32,713,000 to $31,142,000 in the six months. Continuing declines in sales of handhelds resulting in a loss this quarter, sales shift toward lower margin sales to schools and generally higher manufacturing and operating expenses relative to sales were primary reasons for the lower operating income in food service.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $5,483,000 or 24% to $28,533,000 in the second quarter and increased $7,706,000 or 18% to $50,920,000 in the six months. Excluding sales of PHILLY SWIRL, sales were up 4% for the second quarter and 2% for the six months. Soft pretzel sales for the second quarter were up 5% to $10,829,000 and were up 4% to $20,029,000 for the six months due primarily to the newly introduced SUPERPRETZEL BAVARIAN Soft Pretzel Bread. Sales of frozen juices and ices increased $5,320,000 or 63% to $13,722,000 in the second quarter and were up 54% to $22,877,000 for the six months. Without PHILLY SWIRL, sales increased 9% for the second quarter and 7% for the six months primarily making up last year’s drop in sales. Coupon redemption costs, a reduction of sales, increased 35% or about $238,000 for the quarter and increased 46% to $2,000,000 for the six months. Handheld sales to retail supermarket customers decreased 5% to $4,569,000 in the quarter and decreased 6% to $9,448,000 for the six months with sales decreases to two customers accounting for all of the decrease.

Sales of new products in the second quarter were approximately $580,000 and were $1.0 million for the six months Price increases accounted for approximately $350,000 of sales in the quarter and $550,000 in the six months and net volume increases including new product sales as defined above and PHILLY SWIRL sales and net of increased coupon costs, accounted for approximately $5.1 million of the sales increase in this quarter and $7.2 million in the six months. Operating income in our Retail Supermarkets segment decreased from $2,602,000 to $2,535,000 in the quarter and from $4,566,000 to $3,201,000 in the six months primarily because of an operating loss of $714,000 by PHILLY SWIRL in the six months due to seasonality, higher coupon expense and advertising expenses to support our SUPERPRETZEL soft pretzel products.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 17% to $51,213,000 in the second quarter and increased 11% to $98,017,000 in the six month period. Beverage related sales alone were up 8% to $28,778,000 in the second quarter and were up 5% to $54,288,000 in the six month period.    Gallon sales were up 10% for the three months and were up 6% for the six month period. Higher sales to movie theaters accounted for about half of the gallons’ increase in both periods. Service revenue increased 20% to $15,723,000 in the second quarter and increased 16% to $31,033,000 for the six month period with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $2,569,000 or 68% higher in the second quarter and were $2,793,000 or 30% higher in the six month period. The approximate number of company owned frozen beverage dispensers was 51,000 and 49,100 at March 28, 2015 and September 27, 2014, respectively. Operating income in our Frozen Beverage segment was $3,621,000 in this quarter and $4,072,000 for the six months compared to $168,000 and $1,024,000 in last years’ periods, respectively, due primarily to higher sales in all areas of the business. Group health insurance costs were lower by about $450,000 in the quarter and $100,000 in the six months compared to last year due primarily to an unusually high level of medical claims under our self-insured group health insurance program in last year’s second quarter.

CONSOLIDATED

Gross profit as a percentage of sales was 29.75% in the three month period this year and 29.76% last year. For the six month period, gross profit as a percentage of sales decreased to 29.25% from 29.60% a year ago. For the quarter and six months, gross profit margins benefited from the improved performance of our frozen beverages business and to a lesser extent slightly higher gross profit margins in our retail supermarkets business. Gross profit margins were lower in our food service segment because of increased lower margin school food service sales, a sharp decline in sales and gross margins in our handhelds business and higher labor cost and manufacturing expenses relative to sales.

Total operating expenses increased $4,364,000 in the second quarter and as a percentage of sales increased from 19.86% percent to 20.06%. For the first half, operating expenses increased $6,920,000, and as a percentage of sales increased from 20.2% to 20.5%. Marketing expenses increased from 8.5% to 8.9% of sales in the quarter and increased from 8.7% to 9.0% of sales in the six months. Roughly 1/2 of the percentage increase in marketing expenses was from increased advertising efforts to support our retail SUPERPRETZEL products. Distribution expenses were 7.8% of sales in this year’s quarter and were 8.0% of sales in last year’s quarter, and were 8.0% in this year’s six month period and 7.9% of sales last years’ six month period. Administrative expenses were 3.3% of sales this quarter and 3.4% for the six month period as compared to 3.3% of sales last year in the second quarter and 3.4% for the six months.

Operating income increased $1,473,000 or 7% to $21,805,000 in the second quarter and increased $112,000 to $38,415,000 in the first half as a result of the aforementioned items.

Investment income increased by $302,000 and $418,000 in the second quarter and six months, respectively, due primarily to increased investments of marketable securities. We have investments of $114.5 million in mutual funds that seek current income with an emphasis on maintaining low volatility and overall moderate duration. We estimate the annual yield from these funds to approximate 3.5%. The mutual funds have unrealized losses of $3.1 million which may be realized if sold in the future.

We invested $13.1 million during the first six months in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called.  We estimate the annual yield from these investments to approximate 5.0%. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions.

The effective income tax rate has been estimated at 36.5% and 36.5% for the quarter this year and last year, respectively and 36.8% and 35.7% for the six months this year and last year, respectively. We are estimating an effective income tax rate of approximately 36.5% for the year. Last year’s six months benefited from a tax reduction because of changes in estimates related to a prior year.

Net earnings increased $1,116,000 or 8% in the current three month period to $14,637,000 and was $25,893,000 for the six months this year compared to $25,947,000 for the six month period last year.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 28, 2015, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of
31.2		the Sarbanes-Oxley Act of 2002

99.5	&	Certification Pursuant to the 18 U.S.C.
99.6		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, formatted in XBRL (extensible Business Reporting Language):
		(i)	Consolidated Balance Sheets,
		(ii)	Consolidated Statements of Earnings,
		(iii)	Consolidated Statements of Comprehensive Income,
		(iv)	Consolidated Statements of Cash Flows and
		(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 27, 2015	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 27, 2015	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)