Form 10-Q
period 2015-06-27
J&J SNACK FOODS CORP
filed 2015-07-27
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 2015.

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

As July 20, 2015 there were 18,698,666 shares of the Registrant’s Common Stock outstanding.

INDEX

Page
Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – June 27, 2015 (unaudited) and September 27, 2014	3

Consolidated Statements of Earnings (unaudited) - Three and Nine Months Ended June 27, 2015 and June 28, 2014	4

Consolidated Statements of Comprehensive Income (unaudited) – Three and Nine Months Ended June 27, 2015 and June 28, 2014	5

Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 27, 2015 and June 28, 2014	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

Part II.Other Information

Item 6. Exhibits	25

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 27,	September 27,
	2015	2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$126,548	$91,760
Accounts receivable, net	115,508	99,972
Inventories, net	83,120	76,083
Prepaid expenses and other	4,212	3,695
Deferred income taxes	4,320	4,096
Total current assets	333,708	275,606

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	206,036	195,566
Marketing equipment	265,272	256,389
Transportation equipment	6,899	6,913
Office equipment	20,059	18,556
Improvements	28,121	26,635
Construction in progress	8,697	4,785
Total Property, plant and equipment, at cost	564,321	538,081
Less accumulated depreciation and amortization	395,045	380,552
Property, plant and equipment, net	169,276	157,529

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	47,150	50,989
Marketable securities held to maturity	-	2,000
Marketable securities available for sale	103,352	128,117
Other	2,998	4,090
Total other assets	239,942	271,638
Total Assets	$742,926	$704,773

Liabilities and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$270	$146
Accounts payable	67,140	59,968
Accrued insurance liability	10,284	10,578
Accrued income taxes	1,091	-
Accrued liabilities	5,946	5,007
Accrued compensation expense	14,109	14,286
Dividends payable	6,729	5,972
Total current liabilities	105,569	95,957

Long-term obligations under capital leases	1,265	374
Deferred income taxes	44,848	44,785
Other long-term liabilities	971	1,139

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,692,000 and 18,663,000 respectively	34,508	32,621
Accumulated other comprehensive loss	(10,295)	(5,988)
Retained Earnings	566,060	535,885
Total stockholders' equity	590,273	562,518
Total Liabilities and Stockholder's Equity	$742,926	$704,773

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net Sales	$278,724	$257,113	$716,484	$665,957

Cost of goods sold(1)	188,328	172,745	498,037	460,570
Gross Profit	90,396	84,368	218,447	205,387

Operating expenses
Marketing (2)	23,201	21,274	62,674	56,825
Distribution (3)	20,429	19,314	55,583	51,816
Administrative (4)	7,910	7,883	22,897	21,648
Other general expense	45	234	67	1,132
	51,585	48,705	141,221	131,421

Operating Income	38,811	35,663	77,226	73,966

Other income (expense)
Investment (loss) income	(53)	1,159	2,579	3,273
Interest expense & other	(34)	(26)	(88)	(89)

Earnings before income taxes	38,724	36,796	79,717	77,150

Income taxes	14,262	13,118	29,362	27,525

NET EARNINGS	$24,462	$23,678	$50,355	$49,625

Earnings per diluted share	$1.30	$1.26	$2.68	$2.64

Weighted average number of diluted shares	18,823	18,832	18,815	18,814

Earnings per basic share	$1.31	$1.27	$2.70	$2.66

Weighted average number of basic shares	18,691	18,686	18,683	18,686

(1)	Includes share-based compensation expense of $134 and $354 for the three months and nine months ended June 27, 2015, respectively and $136 and $371 for the three months and nine months ended June 28, 2014.
(2)	Includes share-based compensation expense of $201 and $531 for the three months and nine months ended June 27,2015, respectively and $190 and $530 for the three months and nine months ended June 28, 2014.
(3)	Includes share-based compensation expense of $12 and $33 for the three months and nine months ended June 27, 2015, respectively and $12 and $33 for the three months and nine months ended June 28, 2014.
(4)	Includes share-based compensation expense of $269 and $707 for the three months and nine months ended June 27, 2015, respectively and $251 and $704 for the three months and nine months ended June 28, 2014.

See accompanying notes to the consolidated financial statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net Earnings	$24,462	$23,678	$50,355	$49,625

Foreign currency translation adjustments	(420)	262	(3,289)	(14)
Unrealized holding gain (loss) on marketable securities	371	965	(1,018)	2,394

Total Other Comprehensive (Loss) income, net of tax	(49)	1,227	(4,307)	2,380

Comprehensive Income	$24,413	$24,905	$46,048	$52,005

 All amounts are net of tax.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)           (in thousands)

	Nine months ended
	June 27,	June 28,
	2015	2014
Operating activities:
Net earnings	$50,355	$49,625
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	24,013	23,599
Amortization of intangibles and deferred costs	4,445	3,929
Share-based compensation	1,625	1,638
Deferred income taxes	(131)	(257)
Loss on sale of marketable securities	1,904	361
Other	(255)	(205)
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(15,821)	(17,390)
Increase in inventories	(5,998)	(6,320)
Increase in prepaid expenses	(511)	(262)
Increase in accounts payable and accrued liabilities	8,980	14,417
Net cash provided by operating activities	68,606	69,135
Investing activities:
Payment for purchases of companies, net of cash acquired	(615)	(28,528)
Purchases of property, plant and equipment	(36,234)	(31,346)
Purchases of marketable securities	(16,126)	(26,932)
Proceeds from redemption and sales of marketable securities	39,968	7,245
Proceeds from disposal of property and equipment	1,322	1,241
Other	(167)	(408)
Net cash used in investing activities	(11,852)	(78,728)
Financing activities:
Payments to repurchase common stock	(2,114)	(5,903)
Proceeds from issuance of stock	2,174	1,107
Payments on capitalized lease obligations	(176)	(273)
Payment of cash dividend	(19,425)	(14,949)
Net cash used in financing activities	(19,541)	(20,018)
Effect of exchange rate on cash and cash equivalents	(2,425)	20
Net increase (decrease) in cash and cash equivalents	34,788	(29,591)
Cash and cash equivalents at beginning of period	91,760	97,345
Cash and cash equivalents at end of period	$126,548	$67,754

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

The results of operations for the three and nine months ended June 27, 2015 and June 28, 2014 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in our third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $314,000 and $450,000 at June 27, 2015 and September 27, 2014, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $8,026,000 and $8,008,000 for the three months ended June 27, 2015 and June 28, 2014, respectively, and for the nine months ended June 27, 2015 and June 28, 2014 was $24,013,000 and $23,599,000, respectively.

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

	Three Months Ended June 27, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$24,462	18,691	$1.31

Effect of Dilutive Securities
Options	-	132	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$24,462	18,823	$1.30

	Nine Months Ended June 27, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$50,355	18,683	$2.70

Effect of Dilutive Securities
Options	-	132	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$50,355	18,815	$2.68

	Three Months Ended June 28, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$23,678	18,686	$1.27

Effect of Dilutive Securities
Options	-	146	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$23,678	18,832	$1.26

	Nine Months Ended June 28, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$49,625	18,686	$2.66

Effect of Dilutive Securities
Options	-	128	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$49,625	18,814	$2.64

Note 5	At June 27, 2015, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Stock Options	$439	$404	$987	$1,104
Stock purchase plan	77	102	274	279
Restricted stock issued to an employee	1	8	4	16
	$517	$514	$1,265	$1,399

Per diluted share	$0.03	$0.03	$0.07	$0.07

The above compensation is net of tax benefits	$99	$75	$360	$239

The Company anticipates that share-based compensation will not exceed $1.8 million net of tax benefits, or approximately $.10 per share for the fiscal year ending September 26, 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2015 first nine months: expected volatility of 17.8%; risk-free interest rate of 1.6%; dividend rate of 1.4% and expected lives of 5 years.

During the 2015 nine month period, the Company granted 148,140 stock options. The weighted-average grant date fair value of these options was $15.23. During the 2014 nine month period, the Company granted 101,572 stock options. The weighted-average grant date fair value of these options was $15.24.

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

The total amount of gross unrecognized tax benefits is $315,000 and $315,000 on June 27, 2015 and September 27, 2014, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of June 27, 2015 and September 27, 2014, respectively, the Company has $180,000 and $180,000 of accrued interest and penalties.

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

Note 8	Inventories consist of the following:

	June 27,	September 27,
	2015	2014
	(unaudited)
	(in thousands)

Finished goods	$33,541	$33,189
Raw Materials	18,280	15,632
Packaging materials	6,737	6,107
Equipment parts & other	24,562	21,155
	$83,120	$76,083

The above inventories are net of reserves	$2,533	$3,982

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
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$42,920	$41,337	$124,737	$119,460
Frozen juices and ices	19,331	18,215	38,604	38,301
Churros	14,979	15,622	42,568	43,003
Handhelds	5,853	6,221	16,055	18,337
Bakery	79,643	72,459	224,865	207,704
Other	4,522	4,019	9,242	8,177
	$167,248	$157,873	$456,071	$434,982

Retail Supermarket
Soft pretzels	$7,431	$7,090	$27,460	$26,314
Frozen juices and ices	29,421	23,723	52,298	38,548
Handhelds	4,667	4,661	14,115	14,763
Coupon redemption	(811)	(886)	(2,811)	(2,255)
Other	420	244	986	676
	$41,128	$34,832	$92,048	$78,046

Frozen Beverages
Beverages	$44,990	$41,762	$99,278	$93,664
Repair and maintenance service	17,270	16,610	48,303	43,354
Machines sales	7,696	5,492	19,771	14,774
Other	392	544	1,013	1,137
	$70,348	$64,408	$168,365	$152,929

Consolidated Sales	$278,724	$257,113	$716,484	$665,957

Depreciation and Amortization:
Food Service	$5,330	$5,330	$15,971	$15,702
Retail Supermarket	220	134	660	150
Frozen Beverages	4,052	3,962	11,827	11,676
	$9,602	$9,426	$28,458	$27,528

Operating Income:
Food Service	$20,479	$21,245	$51,621	$53,958
Retail Supermarket	6,406	3,489	9,607	8,055
Frozen Beverages	11,926	10,929	15,998	11,953
	$38,811	$35,663	$77,226	$73,966

Capital Expenditures:
Food Service	$9,315	$5,500	$20,127	$16,339
Retail Supermarket	-	-	-	-
Frozen Beverages	6,276	5,021	16,107	15,007
	$15,591	$10,521	$36,234	$31,346

Assets:
Food Service	$550,124	$511,229	$550,124	$511,229
Retail Supermarket	17,901	18,803	17,901	18,803
Frozen Beverages	174,901	168,203	174,901	168,203
	$742,926	$698,235	$742,926	$698,235

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 27, 2015 and September 27, 2014 are as follows:

	June 27, 2015		September 27, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	532	592	509
Customer relationships	40,797	32,679	40,797	29,914
License and rights	3,606	2,779	3,606	2,708
TOTAL FOOD SERVICE	$58,067	$35,990	$58,067	$33,131

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	94	160	34
Customer relationships	7,979	1,020	7,979	420
TOTAL RETAIL SUPERMARKETS	$15,345	$1,114	$15,345	$454

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,678	5,915	6,478	5,448
Licenses and rights	1,601	837	1,601	784
TOTAL FROZEN BEVERAGES	$17,792	$6,950	$17,592	$6,430

CONSOLIDATED	$91,204	$44,054	$91,004	$40,015

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $200,000 were acquired in the three and nine months ended June 27, 2015 in the Frozen Beverages segment. Aggregate amortization expense of intangible assets for the three months ended June 27, 2015 and June 28, 2014 was $1,332,000 and $1,290,000, respectively and for the nine months ended June 27, 2015 and June 28, 2014 was $4,039,000 and $3,576,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,400,000 in 2015 and $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018 and $1,700,000 in 2019. The weighted average amortization period of the intangible assets is 10.0 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at June 27, 2015	$46,832	$3,670	$35,940	$86,442

Balance at September 27, 2014	$46,832	$3,670	$35,940	$86,442

There was no goodwill acquired in the three and nine months ended June 27, 2015.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 27, 2015 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$92,605	$241	$2,530	$90,316
Preferred Stock	13,122	32	118	13,036

	$105,727	$273	$2,648	$103,352

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $2.5 million are spread over 28 funds with total fair market value of $71.6 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. These investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have reduced our investments in mutual funds over the first nine months of the year to $90 million at June 2015 from $128 million at September 2014 and to approximately $67 million in the fourth quarter as of the date of this filing. Additionally, during the fourth quarter, as of the date of this filing, we have increased our investments in the Fixed-to-Floating Perpetual Preferred Stock to approximately $20 million and have invested approximately $24 million in corporate bonds with maturity dates in 2019 and 2020.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 27, 2015 and September 27, 2014 are summarized as follows:

	June 27, 2015		September 27, 2014

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(in thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	2,000	1,987
Total held to maturity securities	$-	$-	$2,000	$1,987
Less current portion	-	-	-	-
Long term held to maturity securities	$-	$-	$2,000	$1,987

Proceeds from the redemption and sale of marketable securities were $26,367,000 and $39,968,000 in the three and nine months ended June 27, 2015, respectively, and $1,185,000 and $7,245,000 in the three and nine months ended June 28, 2014, respectively. Losses of $1,395,000 and $1,904,000 were recorded in the three and nine months ended June 27, 2015, respectively, and $65,000 and $361,000 were recorded in the three and nine months ended June 28, 2014, respectively. We use the specific identification method to determine the cost of securities sold.

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

Note 13	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 27, 2015			Nine Months Ended June 27, 2015
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign	Unrealized		Foreign	Unrealized
	Currency	Holding Loss on		Currency	Holding Loss on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(7,501)	$(2,745)	$(10,246)	$(4,632)	$(1,356)	$(5,988)

Other comprehensive income (loss) before reclassifications	(420)	(728)	(1,148)	(3,289)	(2,333)	(5,622)

Amounts reclassified from accumulated other comprehensive income	-	1,099	1,099	-	1,315	1,315

Ending Balance	$(7,921)	$(2,374)	$(10,295)	$(7,921)	$(2,374)	$(10,295)

All amounts are net of tax.

	Three Months Ended June 28, 2014			Nine Months Ended June 28, 2014
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign	Unrealized		Foreign	Unrealized
	Currency	Holding Loss on		Currency	Holding Loss on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(3,979)	$(798)	$(4,777)	$(3,703)	$(2,227)	$(5,930)

Other comprehensive income (loss) before reclassifications	262	902	1,164	(14)	2,028	2,014

Amounts reclassified from accumulated other comprehensive income	-	63	63	-	366	366

Ending Balance	$(3,717)	$167	$(3,550)	$(3,717)	$167	$(3,550)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.36 per share of its common stock payable on July 2, 2015, to shareholders of record as of the close of business on June 15, 2015.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729. In the three months ended June 27, 2015 we did not purchase any of our shares but in the nine months ended June 27, 2015, we purchased 20,544 shares at a cost of $2,113,580. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 241,629 shares remain to be purchased under this authorization.

In the three months ended June 27, 2015 and June 28, 2014 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $420,000 in accumulated other comprehensive loss in the 2015 third quarter and a decrease of $262,000 accumulated other comprehensive loss in the 2014 third quarter. In the nine month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $3,289,000 in accumulated other comprehensive loss in the 2015 nine month period and an increase of $14,000 in accumulated other comprehensive loss in the 2014 nine month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 27, 2015.

Results of Operations

Net sales increased $21,611,000 or 8% to $278,724,000 for the three months and $50,527,000 or 8% to $716,484,000 for the nine months ended June 27, 2015 compared to the three and nine months ended June 28, 2014. Excluding sales of PHILLY SWIRL, which was acquired in the third quarter of fiscal year 2014, through April of this year, sales increased $19,452,000 or 8% for the three months and $44,426,000 or 6% for the nine months.

FOOD SERVICE

Sales to food service customers increased $9,375,000 or 6% in the third quarter to $167,248,000 and increased $21,089,000 or 5% for the nine months. Soft pretzel sales to the food service market increased 4% to $42,920,000 in the third quarter and increased 4% to $124,737,000 in the nine months due to increased sales to school food service and convenience stores and throughout our customer base. Increased sales to one customer accounted for approximately half of the increase in pretzel sales in the quarter and in the nine months. As in the first six months, soft pretzel sales to restaurant chains this quarter were approximately the same as a year ago. Frozen juices and ices sales increased 6% to $19,331,000 in the three months and 1% to $38,604,000 in the nine months due entirely to increased sales of WHOLE FRUIT Frozen Organic Juice Tubes to one customer. Churro sales to food service customers decreased 4% to $14,979,000 in the third quarter and were down 1% to $42,568,000 for the nine months which include a decline in sales of $1,683,000 in the quarter and $5,775,000 in the nine months to one restaurant chain which discontinued carrying the product in August 2014. Churro sales to other customers increased 8% in the quarter and 14% in the nine months with three customers accounting for about half of the increases in the quarter and nine months, respectively.

Sales of bakery products increased $7,184,000 or 10% in the third quarter to $79,643,000 and $17,161,000 or 8% for the nine months as sales increases to four customers and school food service accounted for all of the sales increases both periods.

Sales of new products in the first twelve months since their introduction were approximately $5.1 million in this quarter and $14.0 million in the nine months. Price increases accounted for approximately $1.0 million of sales in the quarter and $5.0 million in the nine months and net volume increases, including new product sales as defined above, accounted for approximately $8.4 million of sales in the quarter and $16.1 million in the nine months.

Operating income in our Food Service segment decreased from $21,245,000 to $20,479,000 in the quarter and decreased from $53,958,000 to $51,621,000 in the nine months. Operating income during the quarter was impacted by higher manufacturing costs in part due to start up inefficiencies as we expand manufacturing capabilities and bring on new products and in part due to higher workers compensation insurance costs and higher costs of egg raw materials.  For the nine months, in addition to the items which impacted the third quarter, continuing decreases in handheld sales and sales shift toward lower margin sales to schools contributed to the lower operating income. Because of the Avian Flu epidemic, our costs of eggs and egg byproducts were higher by about $900,000 in June 2015 than in April 2015.  We expect our cost of eggs and egg byproducts to be approximately $800,000 to $1 million per month higher than the prior year for the balance of our fiscal year and well into our next fiscal year.  We have increased our selling prices intending to recover at least half of the increased cost although gross margin and operating income in the quarter just ended was impacted by about $800,000 as the selling price increases did not begin to take effect until the latter part of June.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $6,296,000 or 18% to $41,128,000 in the third quarter and increased $14,002,000 or 18% to $92,048,000 in the nine months. Excluding sales of PHILLY SWIRL through April of this year, sales were up 12% for the third quarter and 6% for the nine months. Soft pretzel sales for the third quarter were up 5% to $7,431,000 and were up 4% to $27,460,000 for the nine months due primarily to the newly introduced SUPERPRETZEL BAVARIAN Soft Pretzel Bread. Sales of frozen juices and ices increased $5,698,000 or 24% to $29,421,000 in the third quarter and were up 36% to $52,298,000 for the nine months. Without PHILLY SWIRL sales through April of this year, sales increased 15% for the third quarter and 12% for the nine months. Coupon redemption costs, a reduction of sales, decreased 8% or about $75,000 for the quarter and increased 25% to $2,811,000 for the nine months. Handheld sales to retail supermarket customers were unchanged in the quarter and decreased 4% to $14,115,000 for the nine months with sales decreases to two customers accounting for all of the decrease.

Sales of new products in the third quarter were approximately $300,000 and were $1.3 million for the nine months. Price increases accounted for approximately $1.3 million of sales in the quarter and $1.8 million in the nine months and net volume increases including new product sales as defined above and PHILLY SWIRL sales and net of the change in coupon costs, accounted for approximately $5.0 million of the sales increase in this quarter and $12.2 million in the nine months. Operating income in our Retail Supermarkets segment increased from $3,489,000 to $6,406,000 in the quarter and from $8,055,000 to $9,607,000 in the nine months primarily because of strong sales increases of frozen juices and ices, with and without the benefit of PHILLY SWIRL, and because we owned PHILLY SWIRL for the full third quarter this year and only April last year. The third quarter is PHILLY SWIRL’s strongest quarter for sales and earnings. The first six months of the year were impacted by higher coupon expense and advertising expenses to support our SUPERPRETZEL Soft Pretzel products as well as by the seasonal loss of PHILLY SWIRL.

FROZEN BEVERAGES.

Frozen beverage and related product sales increased 9% to $70,348,000 in the third quarter and increased 10% to $168,365,000 in the nine month period. Beverage related sales alone were up 8% to $44,990,000 in the third quarter and were up 6% to $99,278,000 in the nine month period.    Gallon sales were up 7% for the three months and were up 6% for the nine month period. Higher sales to movie theaters accounted for about half of the gallons’ increase in both periods. Service revenue increased 4% to $17,270,000 in the third quarter and increased 11% to $48,303,000 for the nine month period with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $2,204,000 or 40% higher in the third quarter and were $4,997,000 or 34% higher in the nine month period. The approximate number of company owned frozen beverage dispensers was 52,100 and 49,100 at June 27, 2015 and September 27, 2014, respectively. Operating income in our Frozen Beverage segment was $11,926,000 in this quarter and $15,998,000 for the nine months compared to $10,929,000 and $11,953,000 in last years’ periods, respectively, due primarily to higher sales in all areas of the business.

CONSOLIDATED

Gross profit as a percentage of sales was 32.43% in the three month period this year and 32.81% last year. For the nine month period, gross profit as a percentage of sales decreased to 30.49% from 30.84% a year ago. For the quarter and nine months, gross profit margins benefited from the improved performance of our frozen beverages business and from higher gross profit margins in our retail supermarkets business. Gross profit margins in our food service segment were impacted by increased lower margin school food service sales, continuing decline in sales of our handhelds business, higher manufacturing costs and in the third quarter by higher workers compensation insurance expense and higher egg raw material costs.

Total operating expenses increased $2,880,000 in the third quarter and as a percentage of sales decreased from 18.94% percent to 18.51%. For the nine months, operating expenses increased $9,800,000, and as a percentage of sales decreased from 19.73% to 19.71%. Marketing expenses were 8.3% of sales in both years’ quarter and increased to 8.7% from 8.5% for the nine months. For the nine months, the percentage increase in marketing expenses was from increased advertising efforts to support our retail SUPERPRETZEL products. Distribution expenses were 7.3% of sales in this year’s quarter and were 7.5% of sales in last year’s quarter, and were 7.8% in both years’ nine month period. Administrative expenses were 2.8% of sales this quarter and 3.2% for the nine month period as compared to 3.1% of sales last year in the third quarter and 3.3% for the nine months.

Operating income increased $3,148,000 or 9% to $38,811,000 in the third quarter and increased $3,260,000 to $77,226,000 in the nine months as a result of the aforementioned items.

Our investments generated a loss of $53,000 this quarter compared to income of $1,159,000 in last year’s quarter as sales of mutual fund investments generated a realized loss of $1.4 million in this year’s quarter. For the nine months, we had investment income of $2,579,000 this year compared to $3,273,000 last year.   At June 27, 2015, we had investments of $90 million in mutual funds with unrealized losses of $2.5 million.  The funds seek current income with an emphasis on maintaining low volatility and overall moderate duration.   We estimate the annual yield from the funds to be about 3.5%.  We have sold additional mutual funds in our fourth quarter, and as of the date of this filing, fourth quarter sales have resulted in realized losses of approximately $800,000. As of the date of this filing, we own approximately $67 million of mutual funds with unrealized losses of about $1.5 million. Although we have had to recognize losses as we decrease our investments in mutual funds, our overall return on the mutual funds has been positive since we first made the investments in October 2012.

We invested $13 million during the first nine months this year in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called.  We have invested an additional $7 million in this type of Preferred Stock in the fourth quarter, as of the date of this filing. We estimate the annual yield from these investments to approximate 5.0%, of which 70% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions.

Additionally, during the fourth quarter, as of the date of this filing, we have invested approximately $24 million in corporate bonds with maturity dates in 2019 and 2020.

The effective income tax rate has been estimated at 37% and 36% for the quarter this year and last year, respectively and 37% and 36% for the nine months this year and last year, respectively. We are estimating an effective income tax rate of approximately 36.5% for the year. Last year’s nine months benefited from a tax reduction because of changes in estimates related to a prior year.

Net earnings increased $784,000 or 3% in the current three month period to $24,462,000 and was $50,355,000 for the nine months this year compared to $49,625,000 for the nine month period last year.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 27, 2015, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

	31.1	&	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

	99.5	&	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.6

	101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, formatted in XBRL (extensible Business Reporting Language):
			(i)	Consolidated Balance Sheets,
			(ii)	Consolidated Statements of Earnings,
			(iii)	Consolidated Statements of Comprehensive Income,
			(iv)	Consolidated Statements of Cash Flows and
			(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: July 27, 2015	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 27, 2015	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)