Form 10-K
period 2015-09-26
J&J SNACK FOODS CORP
filed 2015-11-23
CIK 785956

2015 ANNUAL REPORT

A Twist of Fate

THE STORY OF J&J SNACK FOODS

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

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our three business groups are Food Service, Frozen Beverages and Retail Supermarket. Each contributed to our 44th consecutive year of record sales in fiscal 2015. As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Net Sales	$ 976,256	$ 919,451	$ 867,683	$ 830,796	$ 744,071	$ 696,703	$ 653,047	$ 629,359	$ 568,901	$ 514,831
Net Earnings	$ 70,183	$ 71,814	$ 64,381	$ 54,118	$ 55,063	$ 48,409	$ 41,312	$ 27,908	$ 32,112	$ 29,450
Total Assets	$ 742,935	$ 704,773	$ 645,661	$ 603,044	$ 550,816	$ 483,994	$ 439,827	$ 408,408	$ 380,288	$ 340,808
Long-Term Debt	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Capital Leases	$ 1,469	$ 520	$ 347	$ 687	$ 801	$ 863	$ 381	$ 474	$ 565	$ —
Stockholders' Equity	$ 599,919	$ 562,518	$ 516,565	$ 475,487	$ 432,388	$ 380,575	$ 342,844	$ 316,778	$ 295,582	$ 263,656
Common Share Data										
EPS-Diluted	$ 3.73	$ 3.82	$ 3.41	$ 2.86	$ 2.93	$ 2.59	$ 2.21	$ 1.47	$ 1.69	$ 1.57
Book Value/Share	$ 32.12	$ 30.14	$ 27.66	$ 25.32	$ 23.09	$ 20.58	$ 18.51	$ 16.90	$ 15.80	$ 14.28
Shares Outstanding	$ 18,676	$ 18,663	$ 18,677	18,780	18,727	18,491	18,526	18,748	18,702	18,468
Dividends/Share	$ 1.44	$ 1.28	$ 0.64	$ 0.52	$ .47	$ .43	$ .39	$ .37	$ .34	$ .30

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

NET SALES (In Thousands)

$514,831
$568,901
$629,359
$653,047
$696,703
$744,071
$830,796
$ 867,683
$ 919,451
$ 976,256
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15

NET EARNINGS (In Thousands)

$29,450
$32,112
$27,908
$41,312
$48,409
$55,063
$54,118
$64,381
$71,814
$ 70,183
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15

STOCKHOLDERS' EQUITY (In Thousands)

$263,656
$295,582
$316,778
$342,844
$380,575
$432,388
$475,487
$516,565
$562,518
$599,919
'06
'07
'08
'09
'10
'11
'12
'13
'14
'15

California
CHURROS
ICEE
SUPERPRETZEL
SOFT PRETZELS
Minute Maid
SOFT
FROZEN
LEMONADE
LUIGI'S
ITALIAN ICE
Snacking in America!

PRESIDENT'S LETTER

TO OUR SHAREHOLDERS AND FRIENDS:

2015 was a disappointing year despite our sales growth, earnings were down.

FISCAL YEAR 2015 RESULTS IN BRIEF

- Sales grew 6% for the year to $976 million
- Net income decreased 2% to $70.2 million
- Earnings per share (eps) fell to $3.73
- Operating income was up 4% to $110.9 million

Last year in closing my President's Letter, I stated "It's what we do. We grow our business every year with execution in the short term and vision for the long term." Well, this past year, although our sales were up for the 44th straight year and our operating income was up 4%, earnings were down due to losses on our investment securities.

As I thought about this year's disappointing results, I was reminded that over the course of our 44 year journey we have seen many twists and turns. But most importantly, those twists and turns have all served to make us stronger.

In fact, the story of J&J Snack Foods began with a **TWIST OF FATE.**

TOO YOUNG TO BE YOUNG - 1960

Married and a father at 18, I needed a job and was fortunate to gain employment as a machine shop apprentice with a small but growing company in the semi-conductor field where I was given both opportunity and mentored. I developed skills that to this day I believe were blessed on me from parental DNA. ***Work hard...be thrifty and...think of tomorrow.*** This ultimately led me to my own metalworking business and after a few years of competitive but stubborn growth, I sold the business to others.

SUDDENLY IT IS 1971

Suddenly it's 1971 and "too young to be young" (me) had a family with 3 children and 2 dogs and I was unemployed. But my 11 year old daughter wanted a waterbed (remember them) and I casually stopped into a small retail store to look at one. I struck up a conversation with an elderly gentleman who turned out to be the owner of the store. Our conversation drifted to his investment loss in a soft pretzel company called J&J Soft Pretzel.

TWIST OF FATE...

The elderly gentleman quickly explained that the company was bankrupt, a District Court had scheduled a bankruptcy auction...etc., etc., and there was not much time.

ANOTHER TWIST OF FATE??

On September 27, 1971, in bankruptcy auction in the District Court in Camden, NJ, I was the successful bidder with a bid of $72,100 and I was awarded the assets.

And so our journey began, with 8 employees, $400,000 in sales and some old, tired – very tired baking equipment. J&J Snack Foods Corp was "Born of Ashes – Dusted by Destiny" and forged by simple criteria. Criteria which today have become strengths; niche products, being the low cost producer and effective marketing and distribution.

Today, 44 years and many twists later, with the successful implementation of those strategies, key acquisitions and organic product development, we have grown into a leading snack food and beverage company that has been described as "the consummate niche snack food and beverage company in the industry".

TWIST OF FATE ALONG THE WAY...

Churros – In 1981 a canceled supply agreement with Whimsy Stores (selling what were churros) led to our acquisition of some product inventory. This later became our Churro foundation which today includes the TIO PEPE and CALIFORNIA CHURRO Brands.

AND...

ICEE – In 1986 a chance meeting at a funeral for a respected chain executive led to my interest and ultimate acquisition of ICEE, currently our largest subsidiary company which includes brands like ICEE, ARCTIC BLAST and SLUSH PUPPIE.

SUPERPRETZEL, TIO PEPE and CALIFORNIA CHURROS, ICEE frozen carbonated beverages, all leading brands, are complimented by FUNNEL CAKE FACTORY FUNNEL CAKES, LUIGI'S REAL ITALIAN ICE, DADDY RAY'S fruit bars and PHILLY SWIRL frozen novelties to name a few.

Our business continues to grow, driven by an outstanding and dedicated team of employees who share this unique culture. A culture driven by a great product portfolio that features leading core products and exciting new creations. And it all started with a TWIST OF FATE...

It's what we do, we grow our business every year with execution in the short term and vision for the long term.

We are and will remain conservative with our discipline and liberal with our way of thinking.

We are healthy, strong and well positioned for tomorrow's twists.

Sincerely,

New!
Mary B's
Biscuit Melts
SAUSAGE, EGG & CHEESE
BACON, EGG & CHEESE
Ready in Minutes!
PRETZEL MELTS
OREO
Churros
Bavarian

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2015

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Central Highway	08109
Pennsauken, New Jersey	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No  X

As of November 5, 2015, the latest practicable date, 18,686,025 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $1,624,968,709 based on the last sale price on March 27, 2015 of $109.04 per share. March 27, 2015 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 16, 2016 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2015 FORM 10-K ANNUAL REPORT

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

Part I

Item 1.     Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures nutritional snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL and BAVARIAN BAKERY, frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE, PHILLY SWIRL and MINUTE MAID* brand names, churros marketed primarily under the TIO PEPE’S, CALIFORNIA CHURROS and OREO** brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S AND DADDY RAY’S brand names as well as for private label and contract packing. J & J believes it is the largest manufacturer of soft pretzels in the United States, Mexico and Canada. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and dough enrobed handheld products sold under the PATIO brand and other smaller brands as well. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non- carbonated beverage.

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

*Minute Maid is a registered trademark of the Coca-Cola Company

**OREO is a registered trademark of Mondelez International, Inc.

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

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 21% of the Company’s revenue in fiscal year 2015, 22% in 2014 and 21% in 2013.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 13% of the Company’s revenue in fiscal year 2015, 12% in 2014 and 11% in 2013.

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

Churros

The Company’s churros are sold primarily under the TIO PEPE’S, CALIFORNIA CHURROS and OREO brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2015, 6% in 2014 and 7% in 2013. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 4% of the Company’s sales in fiscal year 2015, 5% in 2014 and 6% in 2013.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S and DADDY RAY’S brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 31% of the Company’s sales in fiscal year 2015, 31% in 2014 and 32% in 2013.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 15% of revenue in fiscal year 2015, 14% in 2014 and 15% in 2013.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment, revenue from which amounted to 9% of sales in 2015, 9% in 2014 and 8% in 2013.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 111,000 Company-owned and customer-owned dispensers.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2015, 2014 and 2013, respectively, with our largest customer accounting for 8% of our sales in 2015, 8% of our sales in 2014 and 8% of our sales in 2013. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company’s products are sold through a network of about 100 food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Brooklyn, New York; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; and Holly Ridge, North Carolina. Frozen beverages are distributed from 161 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $25,313,000, $23,633,000 and $23,161,000 in fiscal years 2015, 2014 and 2013, respectively. At September 26, 2015, the total assets of our foreign operations were approximately $28 million or 3.8% of total assets. At September 27, 2014, the total assets of our foreign operations were approximately $28 million or 3.9% of total assets.

Employees

The Company has about 3,400 full and part time employees and approximately 1,500 workers employed by staffing agencies as of September 26, 2015.  About 900 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2015, 2014 and 2013, respectively, with our largest customer accounting for 8% of our sales in 2015, 8% of our sales in 2014 and 8% of our sales in 2013. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risk Related to Increases in our Health Insurance Costs and Costs of Compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010

The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions.  Additionally, we may incur additional costs because of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”).  Provisions of these laws have become and will become effective over the past several years and at various dates over the next several years.  Because of the breadth and complexity of these laws and the phased-in nature of the new regulations, as well as other health care reform legislation considered by Congress and state legislatures, we cannot predict with certainty the future effect of these laws on us.  A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws or the enforcement of the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislations could have a negative impact on our financial position and results of operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $25,313,000, $23,633,000 and $23,161,000 in fiscal years 2015, 2014 and 2013, respectively. At September 26, 2015, the total assets of our foreign operations were approximately $28 million or 3.8% of total assets. At September 27, 2014, the total assets of our foreign operations were approximately $28 million or 3.9% of total assets.

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

The Company’s primary west coast manufacturing facility is located in Vernon (Los Angeles), California. It consists of a 137,000 square foot facility in which soft pretzels, churros and various lines of baked goods are produced and warehoused. Included in the 137,000 square foot facility is a 30,000 square foot freezer used for warehousing and distribution purposes. The facility is leased through November 2030. The Company leases an additional 80,000 square feet of office and warehouse space, adjacent to its manufacturing facility, through November 2030. The manufacturing facility operates at approximately 70% of capacity.

The Company leases a 22,000 square foot soft pretzel manufacturing facility located in Brooklyn, New York. The lease runs through September 2016. The facility operates at about 60% of capacity.

The Company leases through June 2030 a 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 55% of capacity.

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

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2016. The facility operates at approximately 35% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. The buildings are leased through December 2015. A lease extension is presently being negotiated. The manufacturing facility operates at approximately 70% of capacity.

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

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon which operates at about 30% of capacity. The facility is leased through May 13, 2021.

The Company leases a 39,000 square foot frozen juice treat and dessert manufacturing facility in Tampa, Florida which operates at about 70% of capacity. The facility is leased through August 2016.

The Company also leases approximately 160 warehouse and distribution facilities in 44 states, Mexico and Canada.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 27, 2014 and September 26, 2015.

	Common Stock Market Price

	High	Low	Dividend Declared

Fiscal 2014
First quarter	$90.79	$78.13	$0.3200
Second quarter	97.80	84.30	0.3200
Third quarter	100.00	90.25	0.3200
Fourth quarter	97.50	88.95	0.3200

Fiscal 2015
First quarter	$112.74	$90.71	$0.3600
Second quarter	115.63	96.53	0.3600
Third quarter	113.94	102.11	0.3600
Fourth quarter	119.99	104.63	0.3600

As of September 26, 2015, we had approximately 14,000 beneficial shareholders.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118. In our first quarter, we purchased and retired 16,164 shares at a cost of $1,669,741. In our second quarter, we purchased and retired 4,380 shares at a cost of $443,839. In our fourth quarter, we purchased and retired 52,154 shares at a cost of $5,897,538.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215.

On November 8, 2012 the Company’s Board of directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 189,475 shares remain to be purchased under that authorization.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

Item 6.     Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2013, 2014 and 2015.

	Fiscal year ended in September
	(In thousands except per share data)

	2015	2014	2013	2012	2011

Net Sales	$976,256	$919,451	$867,683	$830,796	$744,071
Net Earnings	$70,183	$71,814	$64,381	$54,118	$55,063
Total Assets	$742,935	$704,773	$645,661	$603,044	$550,816
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$1,469	$520	$347	$687	$801
Stockholders' Equity	$599,919	$562,518	$516,565	$475,487	$432,388
Common Share Data
Earnings Per Diluted Share	$3.73	$3.82	$3.41	$2.86	$2.93
Earnings Per Basic Share	$3.76	$3.85	$3.43	$2.87	$2.95
Book Value Per Share	$32.12	$30.14	$27.66	$25.32	$23.09
Common Shares Outstanding At Year End	18,676	18,663	18,677	18,780	18,727
Cash Dividends Declared Per Common Share	$1.44	$1.28	$0.64	$0.52	$0.47

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

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are based primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment. We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $11.7 million at September 26, 2015 and $11.5 million at September 27, 2014.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $310,000 and $161,000 for the fiscal years 2015 and 2014, respectively. We had a credit to expense of $70,000 in fiscal year 2013. At September 26, 2015 and September 27, 2014, our accounts receivables were $102,649,000 and $99,972,000 net of an allowance for doubtful accounts of $304,000 and $450,000.

Asset Impairment – We have three reporting units with goodwill totaling $86,442,000 as of September 26, 2015. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 26, 2015 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Licenses and rights, customer relationships and non- compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.  Long-lived assets, including fixed assets and amortizing intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

Useful Lives of Intangible Assets - Most of our trade names which have carrying value have been assigned an indefinite life and are not amortized because we plan to receive the benefit from them indefinitely. If we decide to curtail or eliminate the use of any of the trade names or if sales that are generated from any particular trade name do not support the carrying value of the trade name, then we would record impairment or assign an estimated useful life and amortize over the remaining useful life. Rights such as prepaid licenses and non-compete agreements are amortized over contractual periods. The useful lives of customer relationships are based on the discounted cash flows expected to be received from sales to the customers adjusted for an attrition rate. The loss of a major customer or declining sales in general could create an impairment charge.

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,500 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 26, 2015 and September 27, 2014 was $1,659,000 and $1,853,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2015 and 2014 was $2,800,000 and $2,700,000 respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $8,200,000 and $8,100,000 at September 26, 2015 and September 27, 2014, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 26, 2015 and September 27, 2014, we had outstanding letters of credit totaling $9,075,000 and $9,075,000, respectively.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS:

Fiscal 2015 (52 weeks) Compared to Fiscal Year 2014 (52 weeks)

Net sales increased $56,805,000, or 6%, to $976,256,000 in fiscal 2015 from $919,451,000 in fiscal 2014.

Excluding sales of PHILLY SWIRL, which was acquired in the third quarter of fiscal 2014,through April of this year, sales increased approximately 5% for the year.

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

FOOD SERVICE

Sales to food service customers increased $24,737,000 or 4%, to $616,635,000 in fiscal 2015. Soft pretzel sales to the food service market increased 3% to $168,970,000 for the year aided primarily by increased sales to school food service and convenience stores. Increased sales to one customer accounted for approximately 3/4 of the pretzel sales increase. Soft pretzel sales to restaurant chains were down about 4% this year to about $40 million. Frozen juice bar and ices sales increased $566,000, or 1%, to $54,454,000 for the year due entirely to increased sales of WHOLEFRUIT Frozen Organic Juice Tubes to one customer; excluding these sales, frozen juices and ices sales were down 3%. Churro sales to food service customers were up 1% to $56,602,000 for the year which include a decline in sales of $6,469,000 to one restaurant chain that discontinued carrying churros in August 2014. Churro sales to other customers were up 15% for the year with sales to four customers accounting for about 1/2 of the increase. Sales of bakery products increased $19,579,000, or 7%, for the year as sales increases were concentrated in eight customers and to school food service. Handheld sales to food service customers were down 10% to $21,817,000 in 2015 as sales declines were spread throughout our customer base. Sales of new products in the first twelve months since their introduction were approximately $18 million for the year. Price increases accounted for approximately $9 million of sales for the year and net volume increases, including new product sales as defined above, accounted for approximately $16 million of sales for the year. Operating income in our Food Service segment increased from $73,731,000 in 2014 to $75,286,000 in 2015. Operating income benefited from lower distribution costs and improved performance at some of our smaller manufacturing facilities and was negatively impacted by continuing declines in sales of our handhelds business, higher manufacturing costs and higher costs of egg raw material. Additionally, operating income was impacted in 2014 by $973,000 of shutdown costs of our Norwalk, California, manufacturing facility.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $10,733,000 or 10% to $123,377,000 in fiscal year 2015. Excluding sales of PHILLY SWIRL through April of this year, sales increased approximately 1% for the year, although sales in our fourth quarter were down 9% due to lower sales of handhelds and higher trade spending. Soft pretzel sales to retail supermarkets were $35,727,000 compared to $34,830,000 in 2014, an increase of 3%. Sales of frozen juices and ices increased $12,770,000 or 21% to $72,174,000. Without PHILLY SWIRL sales, sales of frozen juices and ices were up $3,669,000, or 6%, with sales increases and decreases spread across our customer base. Coupon redemption costs, a reduction of sales, increased 24% or about $918,000 for the year. Handheld sales to retail supermarket customers decreased 11% to $18,957,000 in 2015 as three customers accounted for about 3/4 of the decrease in sales. Sales of products in the first twelve months since their introduction were approximately $1.5 million in fiscal year 2015. Price increases accounted for approximately $2.7 million of sales for the year and net volume increases, including new product sales as defined above and PHILLY SWIRL’s sales and net of increased coupon costs, accounted for approximately $8 million in sales for the year. Operating income in our Retail Supermarkets segment decreased from $11,201,000 in 2014 to $11,020,000 in 2015 due primarily to higher coupon expense and advertising expenses to support our SUPERPRETZEL soft pretzel products. Additionally, in 2015, we were impacted by operating losses of PHILLY SWIRL during its off season while in 2014 we acquired PHILLY SWIRL after its off season.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 10% to $236,244,000 in fiscal 2015. Beverage sales alone increased 7% to $142,705,000 for the year with increases and decreases throughout our customer base. Gallon sales were up 7% in our base ICEE business, with sales to movie theaters accounting for about half of the increase. Service revenue increased 10% to $65,765,000 for the year with sales increases and decreases spread throughout our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, increased from $20,224,000 in 2014 to $26,413,000 in 2015. The estimated number of Company owned frozen beverage dispensers was 53,000 and 49,000 at September 26, 2015 and September 27, 2014, respectively. Operating income in our Frozen Beverage segment increased from $21,916,000 in 2014 to $24,582,000 in 2015 due primarily to higher sales in all areas of the business and lower fuel costs.

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

Gross profit as a percentage of sales decreased to 30.82% in 2015 from 31.28% in 2014. Gross profit margins benefited from the improved performance of our frozen beverages business and from higher gross profit margins in our retail supermarket business. Gross profit margins in our food service segment were impacted by increased lower margin school food service sales, continuing decline in sales of our handhelds business, higher manufacturing costs, modest volume increases and higher egg raw material costs. We will continue to be impacted by higher egg raw material costs in our 2016 fiscal year resulting from the Avian Flu epidemic; however, we have increased our selling prices intending to recover a significant portion of the increased costs.

Total operating expenses increased $9,273,000 to $190,002,000 in fiscal 2015 and as a percentage of sales decreased to 19.46% of sales from 19.66% in 2014. Marketing expenses were 8.72% and 8.55% of sales in 2015 and 2014, respectively. Marketing expenses this year included additional spending to support our retail SUPERPRETZEL soft pretzel products. Distribution expenses as a percent of sales decreased to 7.60% from 7.74% in 2014 due in part to lower fuel costs. Administrative expenses were 3.16% and 3.24% of sales in 2015 and 2014, respectively. Other general income of $207,000 this year compared to other general expense of $1,154,000 in 2014. Included in other general expense in 2014 is $973,000 of shutdown costs of our Norwalk, CA manufacturing facility.

Operating income increased $4,040,000 or 4% to $110,888,000 in fiscal year 2015 as a result of the aforementioned items.

Our investments generated before tax income of $1.2 million this year, down from $4.5 million last year as sales of our mutual fund investments, net of capital gain distributions, generated a realized loss of $3.9 million this year.   Although we recognized losses as we decreased our investments in mutual funds, our overall return on the mutual funds has been positive since we first made the investments in October 2012. We have reduced our investments in mutual funds over the past year to $19 million at September 2015 from $128 million at September 2014. The remaining unrealized losses of $827,000 are spread over 4 funds with total fair market value of $19.2 million. The remaining mutual funds presently generate income of 4.8 % per year. We invested $20 million this year in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.5%, of which 70% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. In the fourth quarter we invested $67 million in corporate bonds which generate fixed income to maturity dates in 2017 through 2021, with $40 million maturing prior to the end of our fiscal year 2018. The bonds presently generate income of about 2.5% per year. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The effective income tax rate increased to 37.3% from 35.4% last year primarily because the realized losses on sales of our mutual fund investments in 2015 are not deductible as we do not have capital gains to offset the losses. We expect the effective income tax rate for 2016 to be between 36% and 36.5%.

Net investment after tax loss for the year of $516,000, or $.03 per share, compared to last year’s net investment after tax income of $2.8 million, or $.15 per share.

Net earnings decreased $1,631,000 or 2%, in fiscal 2015 to $70,183,000, or $.09 per diluted share as a result of the aforementioned items.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $5,389,000 in accumulated other comprehensive loss in 2015, an increase of $929,000 in accumulated other comprehensive loss in 2014 and an increase of $571,000 in accumulated other comprehensive loss in 2013. In 2015, sales of the two subsidiaries were $25,313,000 as compared to $23,633,000 in 2014 and $23,161,000 in 2013.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118. In our first quarter, we purchased and retired 16,164 shares at a cost of $1,669,741. In our second quarter, we purchased and retired 4,380 shares at a cost of $443,839. In our fourth quarter, we purchased and retired 52,154 shares at a cost of $5,897,538.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215.

In November 2011, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 26, 2015 or at September 27, 2014. The significant financial covenants are:

●  Tangible net worth must initially be more than $294 million.

●  Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 26, 2015.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2015 and 2014 was $2,800,000 and $2,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 26, 2015 and September 27, 2014, we had outstanding letters of credit totaling $9,075,000 and $9,075,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt,including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	1,469	273	541	400	255
Purchase commitments	68,000	65,000	3,000	-	-
Operating leases	51,673	10,928	16,828	8,714	15,203
Total	$121,142	$76,201	$20,369	$9,114	$15,458

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2015 Compared to Fiscal 2014

Cash and cash equivalents and marketable securities held to maturity and available for sale increased $18,110,000, or 8%, to $239,987,000 from a year ago for reasons described below.

Accounts receivables, net increased $2,677,000, or 3%, to $102,649,000 in 2015, generally in line with sales increases in our fourth quarter. Inventories increased $4,539,000 or 6% to $80,622,000 in 2015 due primarily to an increase in parts inventory to support our growing repair and maintenance service in our frozen beverages segment.

Prepaid expenses and other increased to $6,557,000 from $3,695,000 last year primarily because of an increase in prepaid income taxes of $2,314,000 this year compared to last year.

Net property, plant and equipment increased $16,560,000 to $174,089,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets. Purchasing of property, plant and equipment were $11,265,000 higher in 2015 than in 2014 because of significant manufacturing improvements in pretzel production and growth of our frozen beverage customer base.

Goodwill remained at $86,442,000 because there was no goodwill acquired in acquisitions.

Other intangible assets, less accumulated amortization decreased $5,170,000 to $45,819,000 due almost entirely to amortization of $5,370,000 during the year.

Marketable securities available for sale and held to maturity decreased by $23,819,000 to $106,298,000 as we reduced our holdings of mutual funds from $128.1 million to $19.2 million during the year and invested $86.4 million in corporate bonds and preferred stocks.

Accounts Payables decreased less than 1% to $59,206,000 from $59,968,000.

Accrued insurance liability decreased $347,000, or 3% to $10,231,000 due to decreases in estimates for incurred but not yet paid claims under our group insurance and insurance liability programs.

Accrued compensation expense increased 7% to $15,318,000 due to an increase in our employee base and a general increase in the level of pay rates.

Dividends payable increased to $6,723,000 as our quarterly dividend payment increased to $.36/share from $.32/share.

Deferred income tax liabilities decreased $1,031,000 to $43,789,000 from $44,785,000.

Other long-term liabilities include $334,000 of gross unrecognized tax benefits at September 26, 2015 and $315,000 at September 27, 2014.

Common stock decreased $968,000 to $31,653,000 in 2015 because repurchases of our common stock of $8,011,000 exceeded increases totaling $6,625,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities decreased $1,269,000 to $105,273,000 in 2015 primarily because of a decrease in net earnings of $1,631,000, an increase of prepaid expenses of $2,871,000 in 2015 compared to $182,000 in 2014 and an increase of accounts payable and accrued liabilities of $287,000 compared to $6,831,000 in 2014 which were mainly offset by increased loss on sale of marketable securities of $3,958,000 and a decrease in accounts receivable of $3,123,000 in 2015 compared to $8,913,000 in 2014.

Net cash used in investing activities decreased $56,269,000 to $29,843,000 in 2015 from $86,112,000 in 2014 primarily because net proceeds from marketable securities of $19,980,000 in 2015 compared to net purchases of marketable securities of $19,687,000 in 2014 and a decline in payments for purchases of companies of $27,745,000 which were offset by increased purchases of property, plant and equipment of $11,265,000.

Net cash used in financing activities of $25,435,000 in 2014 increased to $29,745,000 in 2015 primarily because of increased dividend payments $5,230,000.

In 2015, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, increase in accounts receivable and accounts payable, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are purchases of companies and proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 26, 2015, we may borrow in the future depending on our needs.

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

Net cash used in financing activities of $22,360,000 in 2013 increased to $25,435,000 in 2014 primarily because of increased dividend payments $9,456,000 offset by lower payments to purchase common stock of $7,000,000.

In 2014, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, increase in accounts receivable and accounts payable, purchases of companies, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 26, 2015, we may borrow in the future depending on our needs.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 26, 2015, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 26, 2015, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 26, 2015, because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 26, 2015. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There were no changes in these controls or procedures identified in connection with the evaluation of such controls or procedures that occurred during our last fiscal quarter, or in other factors that have materially affected, or are reasonably likely to materially affect these controls or procedures. There were no changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 26, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 26, 2015, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 26, 2015.  Their report, dated November 23, 2015, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 16, 2016 (“2015 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2015 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 16, 2016 is incorporated herein by reference.

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

Information concerning executive compensation appearing in the Company’s 2015 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 16, 2016 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	73	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	59	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Radano	66	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	55	President of The ICEE Company Subsidiary
Gerard G. Law	41	Senior Vice President and Assistant to the President
Robert J. Pape	58	Senior Vice President Sales

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2020.

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

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 26, 2015.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a) )

Equity compensation plans approved by security holders	637,000	$70.82	854,000

Equity compensation plans not approved by security holders	-	-	-

Total	637,000	$70.82	854,000

Item 13.	Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2015 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990 (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990).

3.2	Revised Bylaws adopted November 19, 2013 (Incorporated by reference from the Company’s Form 10-K dated November 26, 2013).

4.3	Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

4.4	First Amendment and Modification to Amendment and Restated Loan Agreement (Incorporated by referencefrom the Company’s Form 10-K dated December 7, 2011).

10.2*	J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 21, 2011).

10.7	Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility (Incorporated by reference from the Company’s Form 10-K dated December 21, 1995).

10.8*	J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).

10.11	Amendment No. 1 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility (Incorporated by reference from the Company’s Form 10-K dated December 18, 2002).

10.14	Leases and amendments to leases between Liberty Venture I, LP and J & J Snack Foods Corp. for the three buildings located in Bridgeport, New Jersey (Incorporated by reference from the Company’s Form 10-K dated December 8, 2009).

10.15	Amendment No. 2 to Lease dated August 29, 1995 between J & J Snack Foods Corp. and 5353 Downey Associated Ltd. for the lease of the Vernon, CA facility (Incorporated by reference from the Company's Form 10-K dated December 6, 2010).

10.16	Amendment to Lease dated January 1, 1996 between Country Home Bakers, LLC and Borck Associates Limited Partnership for the lease of the Atlanta, GA facility (Incorporated by reference from the Company's Form 10-k dated December 6, 2011).

14.1		Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1	**	Subsidiaries of J & J Snack Foods Corp.

23.1	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350,As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101	**	The following financial information from J & J Snack Foods Corp.'s Form 10-K for the year ended September 26, 2015, formatted in XBRL (eXtensible Business Reporting Language):

		(i)	Consolidated Balance Sheets,
		(ii)	Consolidated Statements of Earnings,
		(iii)	Consolidated Statements of Comprehensive Income,
		(iv)	Consolidated Statements of Cash Flows,
		(v)	Consolidated Statement of Changes in Stockholders' Equity and
		(vi)	The Notes to the Consolidated Financial Statements

*Compensatory Plan

**Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

November 23, 2015	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 23, 2015	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

November 23, 2015	/s/ Dennis G. Moore
Dennis G. Moore,
Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

November 23, 2015	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 23, 2015	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 23, 2015	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and Subsidiaries as of September 26, 2015 and September 27, 2014, and the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2015. Our audits of the basic consolidated financial statements included the consolidated financial statement schedule listed in the index appearing under Item 15. We have also audited J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting as of September 26, 2015, based on criteria established in the 2013 Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J&J Snack Foods Corp. and Subsidiaries’ management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on J&J Snack Foods Corp. and Subsidiaries’ internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J&J Snack Foods Corp. and Subsidiaries as of September 26, 2015 and September 27, 2014, and the consolidated results of their operations and their consolidated cash flows for each of the three fiscal years in the period ended September 26, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, J&J Snack Foods Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on criteria established in the 2013 Internal Control Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

November 23, 2015

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 26,	September 27,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$133,689	$91,760
Accounts receivable, net	102,649	99,972
Inventories, net	80,622	76,083
Prepaid expenses and other	6,557	3,695
Deferred income taxes	3,266	4,096
Total current assets	326,783	275,606

Property, plant and equipment, at cost	573,710	538,081
Less accumulated depreciation and amortization	399,621	380,552
Property, plant and equipment, net	174,089	157,529

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	45,819	50,989
Marketable securities held to maturity	66,660	2,000
Marketable securities available for sale	39,638	128,117
Other	3,504	4,090
Total other assets	242,063	271,638
Total Assets	$742,935	$704,773

Liabilities and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$273	$146
Accounts payable	59,206	59,968
Accrued insurance liability	10,231	10,578
Accrued income taxes	-	-
Accrued liabilities	5,365	5,007
Accrued compensation expense	15,318	14,286
Dividends payable	6,723	5,972
Total current liabilities	97,116	95,957

Long-term obligations under capital leases	1,196	374
Deferred income taxes	43,789	44,785
Other long-term liabilities	915	1,139

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,676,000 and 18,663,000 respectively	31,653	32,621
Accumulated other comprehensive loss	(10,897)	(5,988)
Retained Earnings	579,163	535,885
Total stockholders' equity	599,919	562,518
Total Liabilities and Stockholder's Equity	$742,935	$704,773

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

	Fiscal Year Ended

	September 26,	September 27,	September 28,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)

Net Sales	$976,256	$919,451	$867,683
Cost of goods sold (1)	675,366	631,874	604,381
Gross Profit	300,890	287,577	263,302

Operating expenses
Marketing (2)	85,160	78,632	74,076
Distribution (3)	74,158	71,159	65,025
Administrative (4)	30,891	29,784	27,448
Other general (income) expense	(207)	1,154	(651)
Total operating expenses	190,002	180,729	165,898
Operating Income	110,888	106,848	97,404

Other income (expense)
Investment income	1,157	4,473	3,492
Interest expense & other	(126)	(115)	(106)

Earnings before income taxes	111,919	111,206	100,790

Income taxes	41,736	39,392	36,409

NET EARNINGS	$70,183	$71,814	$64,381

Earnings per diluted share	$3.73	$3.82	$3.41

Weighted average number of diluted shares	18,819	18,807	18,878

Earnings per basic share	$3.76	$3.85	$3.43

Weighted average number of basic shares	18,685	18,677	18,785

(1)	Includes share-based compensation expense of $471 for the year ended September 26, 2015, $466 for the year ended September 27, 2014 and $463 for the year ended September 28, 2013.
(2)	Includes share-based compensation expense of $709 for the year ended September 26, 2015, $673 for the year ended September 27, 2014 and $635 for the year ended September 28, 2013.
(3)	Includes share-based compensation expense of $44 for the year ended September 26, 2015, $42 for the year ended September 27, 2014 and $30 for the year ended September 28, 2013.
(4)	Includes share-based compensation expense of $942 for the year ended September 26, 2015, $895 for the year ended September 27, 2014 and $742 for the year ended September 28, 2013.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)

Net Earnings	$70,183	$71,814	$64,381

Foreign currency translation adjustments	(5,389)	(929)	(571)
Unrealized holding (loss) gain on marketable securities	(2,607)	505	(2,227)
Amount reclassified from accumulated other comprehensive income	3,087	366	-
Total Other Comprehensive (Loss) Income, net of tax	(4,909)	(58)	(2,798)

Comprehensive Income	$65,274	$71,756	$61,583

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2012	18,780	$43,011	$(3,132)	$435,608	$475,487
Issuance of common stock upon exercise of stock options	80	2,905	-	-	2,905
Issuance of common stock for employee stock purchase plan	20	1,043	-	-	1,043
Foreign currency translation adjustment	-	-	(571)	-	(571)
Unrealized holding loss on marketable securities	-	-	(2,227)	-	(2,227)
Issuance of common stock under deferred stock plan	1	103	-	-	103
Dividends declared	-	-	-	(12,010)	(12,010)
Share-based compensation	-	1,954	-	-	1,954
Repurchase of common stock	(204)	(14,500)	-	-	(14,500)
Net earnings	-	-	-	64,381	64,381

Balance at September 28, 2013	18,677	$34,516	$(5,930)	$487,979	$516,565
Issuance of common stock upon exercise of stock options	52	2,227	-	-	2,227
Issuance of common stock for employee stock purchase plan	16	1,102	-	-	1,102
Foreign currency translation adjustment	-	-	(929)	-	(929)
Unrealized holding gain on marketable securities	-	-	871	-	871
Issuance of common stock under deferred stock plan	-	34	-	-	34
Dividends declared	-	-	-	(23,908)	(23,908)
Share-based compensation	-	2,247	-	-	2,247
Repurchase of common stock	(82)	(7,505)	-	-	(7,505)
Net earnings	-	-	-	71,814	71,814

Balance at September 27, 2014	18,663	$32,621	$(5,988)	$535,885	$562,518
Issuance of common stock upon exercise of stock options	72	3,489	-	-	3,489
Issuance of common stock for employee stock purchase plan	14	1,174	-	-	1,174
Foreign currency translation adjustment	-	-	(5,389)	-	(5,389)
Unrealized holding gain on marketable securities	-	-	480	-	480
Issuance of common stock under deferred stock plan	-	21	-	-	21
Dividends declared	-	-	-	(26,905)	(26,905)
Share-based compensation	-	2,359	-	-	2,359
Repurchase of common stock	(73)	(8,011)	-	-	(8,011)
Net earnings	-	-	-	70,183	70,183

Balance at September 26, 2015	18,676	$31,653	$(10,897)	$579,163	$599,919

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended

	September 26,	September 27,	September 28,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$70,183	$71,814	$64,381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	32,356	31,660	28,801
Amortization of intangibles and deferred costs	5,915	5,433	4,751
(Gains) losses from disposals and impairment of property & equipment	(334)	(119)	126
Share-based compensation	2,166	2,076	1,870
Deferred income taxes	(121)	(8)	74
Loss on sale of marketable securities	4,319	361	-
Changes in assets and liabilities, net of effects from purchase of companies:
Increase in accounts receivable, net	(3,123)	(8,913)	(11,148)
Increase in inventories	(3,504)	(2,411)	(1,819)
Increase in prepaid expenses and other	(2,871)	(182)	(1,067)
Increase in accounts payable and accrued liabilities	287	6,831	579
Net cash provided by operating activities	105,273	106,542	86,548
Investing activities:
Payments for purchases of companies, net of cash acquired	(615)	(28,360)	-
Purchases of property, plant and equipment	(50,096)	(38,831)	(35,821)
Purchases of marketable securities	(90,137)	(26,932)	(111,241)
Proceeds from redemption and sales of marketable securities	110,117	7,245	25,307
Proceeds from disposal of property and equipment	1,786	1,572	1,199
Other	(898)	(806)	(281)
Net cash used in investing activities	(29,843)	(86,112)	(120,837)
Financing activities:
Payments to repurchase common stock	(8,011)	(7,505)	(14,500)
Proceeds from issuance of common stock	4,663	3,320	3,948
Payments on capitalized lease obligations	(243)	(326)	(340)
Payment of cash dividend	(26,154)	(20,924)	(11,468)
Net cash used in financing activities	(29,745)	(25,435)	(22,360)
Effect of exchange rates on cash and cash equivalents	(3,756)	(580)	(204)
Net increase (decrease) in cash and cash equivalents	41,929	(5,585)	(56,853)
Cash and cash equivalents at beginning of year	91,760	97,345	154,198
Cash and cash equivalents at end of year	$133,689	$91,760	$97,345

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $11.7 million at September 26, 2015 and $11.5 million at September 27, 2014.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $74,158,000, $71,159,000 and $65,025,000 for the fiscal years ended 2015, 2014 and 2013, respectively.

During the years ended September 26, 2015, September 27, 2014 and September 28, 2013, we sold $25,536,000, $22,826,000 and $22,836,000, respectively, of repair and maintenance service contracts in our frozen beverage business. At September 26, 2015 and September 27, 2014, deferred income on repair and maintenance service contracts was $1,579,000 and $1,577,000, respectively, of which $70,000 and $67,000 is included in other long-term liabilities as of September 26, 2015 and September 27, 2014, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Repair and maintenance service contract income of $25,534,000, $22,748,000 and $22,780,000 was recognized for the fiscal years ended 2015, 2014 and 2013, respectively.

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

6.	Cash, Accounts Receivable, Customers, Vendors and Employees Covered by Collective Bargaining Agreements Concentration

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totalling approximately $84 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have approximately 15 customers with accounts receivable balances of between $1 million and $10 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2015, 2014 and 2013, respectively, with our largest customer accounting for 8% of our sales in 2015, 8% of our sales in 2014 and 8% of our sales in 2013. Three of the ten customers are food distributors who sell our product to many end users.

About 25% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2015, 2014 or 2013.

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 26, 2015 and September 27, 2014, our accounts receivables were $102,649,000 and $99,972,000 net of an allowance for doubtful accounts of $304,000 and $450,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

We review for slow moving and obsolete inventory and a reserve is established for the value of inventory that we estimate will not be used. At September 26, 2015 and September 27, 2014, our reserve for inventory was $2,627,000 and $3,982,000, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.	Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 26, 2015, consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in accumulated other comprehensive income (loss). The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

9.	Depreciation and Amortization

 Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. We review our equipment and buildings to ensure that they provide economic benefit and are not impaired.

 Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships and non-compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 26, 2015 and September 27, 2014, the total amount of gross unrecognized tax benefits is $334,000 and $315,000; respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  We had $199,000 of accrued interest and penalties as of September 26, 2015 and $180,000 as of September 27, 2014. We did not recognize any penalties and interest resulting from tax settlements in the years ended September 26, 2015 and September 27, 2014.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 27, 2014	$315
Additions based on tax positions related to the current year	19
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 26, 2015	$334

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 26, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$70,183	18,685	$3.76

Effect of Dilutive Securities
Options	-	134	(0.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$70,183	18,819	$3.73

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1500 anti-dilutive shares have been excluded in the computation of  2015 diluted EPS.

	Fiscal Year Ended September 27, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$71,814	18,677	$3.85

Effect of Dilutive Securities
Options	-	130	(0.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$71,814	18,807	$3.82

No anti-dilutive shares have been excluded in the computation of  2014 diluted EPS.

	Fiscal Year Ended September 28, 2013
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$64,381	18,785	$3.43

Effect of Dilutive Securities
Options	-	93	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$64,381	18,878	$3.41

No anti-dilutive shares have been excluded in the computation of 2013 diluted EPS

13.	Accounting for Stock-Based Compensation

At September 26, 2015, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 26,	September 27,	September 28,
	2015	2014	2013
	(in thousands, except per share amounts)

Stock options	$1,098	$1,262	$795
Stock purchase plan	328	329	363
Stock issued to outside directors	-	-	47
Stock issued to employees	6	17	18
Total share-based compensation	$1,432	$1,608	$1,223

The above compensation is net of tax benefits	$734	$468	$647

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 26, 2015, the Company has unrecognized compensation expense of approximately $3.3 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2015, 2014 and 2013: expected volatility of 18.4% for fiscal year 2015, expected volatility of 21.2% for fiscal year 2014 and 25.7% for fiscal year 2013: weighted average risk-free interest rates of 1.7%, 1.6% and 2.5%; dividend rate of 1.4%, .9% and .8% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 19% was used for 2015, 20% was used for 2014 and 20% was used for 2013.

Expected volatility is based on the historical volatility of the price of our common shares over the past 49 to 55 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

14.	Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $4,290,000, $3,487,000 and $3,069,000 for the fiscal years 2015, 2014 and 2013, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 26, 2015, we have approximately $68 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $506,000, $499,000 and $478,000 for the fiscal years 2015, 2014 and 2013, respectively.

17.	Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue recognition which says that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.  This guidance is effective for our fiscal year ending September 2019.  Early application is permitted.  We will assess the impact this guidance will have on our consolidated financial statements.

In September 2015, the FASB issued guidance on accounting for business combinations which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance eliminates the requirement to retrospectively account for these adjustments. This guidance is effective for our fiscal year ended September 2018. Early adoption is permitted. We have not assessed the impact this guidance will have on our consolidated financial results.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2015, the FASB issued guidance which requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will simplify the subsequent measurement of inventory, as current guidance requires an entity to measure inventory at the lower of cost or market. Under current guidance, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This guidance is effective for our fiscal year ended September 2018. Early adoption is permitted. We have not assessed the impact this guidance will have on our consolidated financial results.

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

Our marketable securities held to maturity and available for sale consist of investments in mutual funds, preferred stock and corporate bonds. The fair values of mutual funds are based on quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy.  The fair values of preferred stock and corporate bonds are based on quoted prices for identical or similar instruments in markets that are not active.  As a result, preferred stock and corporate bonds are classified within Level 2 of the fair value hierarchy.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 26, 2015 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$66,660	$15	$663	$66,012
Total investment securities held to maturity	$66,660	$15	$663	$66,012

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 26, 2015 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Mutual Funds	$20,041	$-	$827	$19,214
Preferred Stock	20,473	114	163	20,424
Total investment securities available for sale	$40,514	$114	$990	$39,638

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. We have reduced our investments in mutual funds over the past year to $19 million at September 2015 from $128 million at September 2014. The remaining unrealized losses at September 2015 of $827,000 are spread over 4 funds with total fair market value of $19.2 million. In 2015, sales of mutual funds generated a realized loss of $4.3 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. In the fourth quarter we invested $67 million in corporate bonds which generate fixed income to maturity dates in 2017 through 2021, with $40 million maturing prior to the end of our fiscal year 2018. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 26, 2015 and September 27, 2014 are summarized as follows:

	September 26, 2015		September 27, 2014

	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	63,522	63,010	-	-
Due after five years through ten years	3,138	3,002	2,000	1,987
Total held to maturity securities	$66,660	$66,012	$2,000	$1,987
Less current portion	-	-	-	-
Long term held to maturity securities	$66,660	$66,012	$2,000	$1,987

Proceeds from the sale and redemption of marketable securities were $110,117,000, $7,245,000 and $25,307,000 in the years ended September 26, 2015, September 27, 2014 and September 28, 2013, respectively; with losses of $4,319,000, $361,000 and $108,000 recorded in 2015, 2014 and 2013, respectively. We use the specific identification method to determine the cost of securities sold.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 26,	September 27,
	2015	2014
	(in thousands)
Finished goods	$32,223	$33,189
Raw materials	17,000	15,632
Packaging materials	5,949	6,107
Equipment parts and other	25,450	21,155
Total Inventories	$80,622	$76,083

Inventory is presented net of an allowance for obsolescence of $2,627,000 and $3,982,000 as of fiscal year ends 2015 and 2014, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 26,	September 27,	Estimated
	2015	2014	Useful Lives (in years)
	(in thousands)

Land	$2,496	$2,496			-
Buildings	26,741	26,741	15	-	39.5
Plant machinery and equipment	210,728	195,566	5	-	20
Marketing equipment	268,082	256,389	5	-	7
Transportation equipment	6,866	6,913			5
Office equipment	20,586	18,556	3	-	5
Improvements	28,725	26,635	5	-	20
Construction in Progress	9,486	4,785			-
Total property, plant and equipment	$573,710	$538,081

Depreciation expense was $32,356,000, $31,660,000 and $28,801,000 for fiscal years 2015, 2014 and 2013, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 26, 2015		September 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	538	592	509
Customer relationships	40,797	33,584	40,797	29,914
License and rights	3,606	2,802	3,606	2,708
TOTAL FOOD SERVICE	$58,067	$36,924	$58,067	$33,131

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	114	160	34
Customer relationships	7,979	1,220	7,979	420
TOTAL RETAIL SUPERMARKETS	$15,345	$1,334	$15,345	$454

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,678	6,075	6,478	5,448
Licenses and rights	1,601	854	1,601	784
TOTAL FROZEN BEVERAGES	$17,792	$7,127	$17,592	$6,430

CONSOLIDATED	$91,204	$45,385	$91,004	$40,015

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

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences. There were no impairments of intangible assets in 2015, 2014 or 2013.

There were no intangible assets acquired in fiscal year 2013.

Intangible assets of $849,000 were acquired in the food service segment in the New York Pretzel acquisition in the three months ended December 28, 2013 and intangible assets of $11,060,000 were acquired in the retail supermarket segment in the PHILLY SWIRL acquisition in the three months ended June 28, 2014. Intangible assets of $200,000 were acquired in the frozen beverages segment in fiscal year 2015.

Aggregate amortization expense of intangible assets for the fiscal years 2015, 2014 and 2013 was $5,370,000, $4,932,000 and $4,452,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018, $1,700,000 in 2019 and $1,400,000 in 2020. The weighted average amortization period of the intangible assets is 10.0 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total

		(in thousands)

Balance at September 26, 2015	$46,832	$3,670	$35,940	$86,442
Balance at September 27, 2014	$46,832	$3,670	$35,940	$86,442

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually by management for impairment.  Our impairment analysis for 2015, 2014 and 2013 was based on a combination of the income approach, which estimates the fair value of discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples.  There were no impairment charges in 2015, 2014 or 2013.

No goodwill was acquired in fiscal year 2013.

Goodwill of $7,716,000 was acquired in the New York Pretzel acquisition in the three months ended December 28, 2013, all of which was allocated to the food service segment. Goodwill of $1,826,000 was acquired in the PHILLY SWIRL acquisition in the three months ended June 28,2014, all of which was allocated to the retail supermarket segment.

No goodwill was acquired in fiscal year 2015.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G – LONG-TERM DEBT

In November 2011, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2016, with the availability of repayments without penalty. The agreement contains financial covenants and requires commitment fees in accordance with standard banking practice. As of September 26, 2015 and September 27, 2014, there were no outstanding balances under the facility. We were in compliance with the financial covenants at September 26, 2015.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule by years of future minimum lease payments under capital leases:

(in thousands)
2016	$273
2017	284
2018	257
2019	219
2020	181
2021 and thereafter	255
Total minimum capital lease payments	$1,469

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 26,	September 27,	September 28,
	2015	2014	2013
	(in thousands)
Current
U.S. Federal	$33,348	$31,506	$26,492
Foreign	2,260	2,008	2,289
State	6,294	6,693	7,560
Total current expense	$41,902	$40,207	$36,341

Deferred
U.S. Federal	$(109)	$(217)	$64
Foreign	(34)	(58)	(10)
State	(23)	(540)	14
Total deferred (benefit) expense	(166)	(815)	68
Total expense	$41,736	$39,392	$36,409

The change in deferred taxes for the year ended September 27, 2014 does not equal deferred tax expense in the amount of $823,000 as a result of purchase accounting related to the Philly Swirl acquisition.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 26,	September 27,	September 28,
	2015	2014	2013
		(in thousands)

Income taxes at federal statutory rates	$39,172	$38,922	$35,277
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	4,196	4,281	4,346
Domestic production activities deduction	(2,100)	(2,100)	(1,540)
Reduction of gross unrecognized tax benefits	-	(161)	(346)
Increase in federal valuation allowance	1,366	-	-
Other, net	(898)	(1,550)	(1,328)
Income tax expense	$41,736	$39,392	$36,409

Deferred tax assets and liabilities consist of the following:

	September 26,	September 27,
	2015	2014
	(in thousands)
Deferred tax assets
Vacation accrual	$1,600	$1,456
Increase in valuation allowance	1,434	-
Insurance accrual	3,385	3,383
Deferred income	63	53
Allowances	927	1,895
Inventory capitalization	738	745
Share-based compensation	1,480	1,216
Net Operating Loss	1,823	1,956
Total deferred tax assets	11,450	10,704
Valuation allowance	(1,434)	-

Deferred tax liabilities
Amortization of goodwill and other intangible assets	25,791	24,528
Depreciation of property and equipment	24,748	26,865
Total deferred tax liabilities	50,539	51,393
Total deferred tax liabilities, net	$40,523	$40,689

As of September 26, 2015, we have federal and state capital loss carry forwards of approximately $3.9 million from the sale of marketable securities in fiscal year 2015.  These carry forwards will expire in 2020.  As we have no foreseeable capital gains that would allow us to use this asset, we have recorded a valuation allowance for the full amount of this deferred asset.

As of September 26, 2015, we have a federal net operating loss carry forward of approximately $5 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $378,000 and will expire in 2033. We have determined there are no limitations to the total use of this asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

We have undistributed earnings of our Mexican and Canadian subsidiaries  that are considered to be indefinitely reinvested and accordingly no provision for US federal and state income taxes has been provided thereon.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J - COMMITMENTS

1. Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 26, 2015:

	Plants and
	Offices	Equipment	Total
	(in thousands)
2016	$5,313	$5,615	$10,928
2017	4,358	4,980	9,338
2018	3,833	3,657	7,490
2019	3,278	2,362	5,640
2020	2,581	493	3,074
2021 and thereafter	15,189	14	15,203
Total minimal rental commitments	$34,552	$17,121	$51,673

Total rent expense was $16,448,000, $15,163,000 and $13,575,000 for fiscal years 2015, 2014 and 2013, respectively.

2. Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $8,200,000 and $8,100,000 at September 26, 2015 and September 27, 2014, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 26, 2015 and September 27, 2014, we had outstanding letters of credit totaling $9,075,000 and $9,075,000, respectively.

We have a self-insured medical plan which covers approximately 1,500 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 26, 2015 and September 27, 2014 was $1,659,000 and $1,853,000, respectively.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118. In our first quarter, we purchased and retired 16,164 shares at a cost of $1,669,741. In our second quarter, we purchased and retired 4,380 shares at a cost of $443,839. In our fourth quarter, we purchased and retired 52,154 shares at a cost of $5,897,538.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729.

In our fiscal year ended September 28, 2013, we purchased and retired 204,397 shares of our common stock at a cost of $14,500,215.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 800,000 shares reserved under the Plan; options for 340,546 shares remain unissued as of September 26, 2015. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2015, 2014 and 2013 employees purchased 13,648, 15,650 and 19,804 shares at average purchase prices of $86.01, $70.40 and $52.61, respectively. ESPP expense of $328,000, $329,000 and $363,000 was recognized for fiscal years 2015, 2014 and 2013, respectively.

A summary of the status of our stock option plans as of fiscal years 2015, 2014 and 2013 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
	Stock Options Outstanding	Weighted- Average Exercise Price	Stock Options Outstanding	Weighted- Average Exercise Price

Balance, September 30, 2012	355,680	$47.16	211,247	$41.36
Granted	1,600	63.13	20,000	80.79
Exercised	(84,628)	34.58	-	-
Canceled	(12,800)	51.01	-	-

Balance, September 28, 2013	259,852	51.17	231,247	44.77
Granted	83,440	82.07	38,132	88.26
Exercised	(39,097)	42.42	(20,000)	20.43
Canceled	(8,550)	58.68	-	-

Balance, September 27, 2014	295,645	60.83	249,379	53.38
Granted	114,488	100.94	55,152	106.96
Exercised	(70,792)	47.30	(6,590)	51.14
Canceled	(6,989)	84.13	-	-

Balance, September 26, 2015	332,352	$77.04	297,941	$63.34
Exercisable Options
September 26, 2015	140,263	$55.34	164,657	$41.57

The weighted-average fair value of incentive options granted during fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 was $15.27, $15.24 and $13.76, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 was $21.90, $17.34 and $28.30, respectively. The total intrinsic value of stock options exercised was $4.8 million, $3.4 million and $2.7 million in fiscal years 2015, 2014 and 2013, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

The total cash received from these option exercises was $3.1 million, $1.5 million and $2.6 million in fiscal years 2015, 2014 and 2013, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $874,000, $1.0 million and $666,000 in fiscal years 2015, 2014 and 2013, respectively.

The following table summarizes information about incentive stock options outstanding as of September 26, 2015:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 26,	Contractual	Exercise	September 26,	Exercise
Exercise Prices			2015	Life	Price	2015	Price
$44.16	-	$57.99	141,363	1.5	$55.35	140,263	$55.34
$79.45	-	$117.65	190,989	3.9	$93.10	-	-

Total options			332,352			140,263

The following table summarizes information about nonqualified stock options outstanding as of September 26, 2015:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 26,	Contractual	Exercise	September 26,	Exercise
Exercise Prices			2015	Life	Price	2015	Price
$29.78	-	$41.75	100,000	2.2	$34.32	100,000	$34.32
$47.59	-	$57.99	84,657	3.8	$53.86	64,657	52.79
$80.79	-	$117.85	113,284	6.6	$96.04	-	-
Total options			297,941			164,657

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,836,000, $1,686,000 and $1,624,000 were made in fiscal years 2015, 2014 and 2013, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 26,	September 27,	September 28,
	2015	2014	2013
		(in thousands)
Cash paid for:
Interest	$53	$41	$50
Income taxes	43,867	41,318	35,496

Non cash items:
Capital leases	$1,191	$499	$-

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

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

	Fiscal year ended

	September 26,	September 27,	September 28,
	2015	2014	2013
	(52 weeks)	(52 weeks)	(52 weeks)
		(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$168,970	$164,680	$145,026
Frozen juices and ices	54,454	53,888	48,831
Churros	56,602	55,929	56,099
Handhelds	21,817	24,248	26,488
Bakery	301,135	281,556	274,783
Other	13,657	11,597	9,532
Total Food Service	$616,635	$591,898	$560,759

Retail Supermarket
Soft pretzels	$35,727	$34,830	$34,597
Frozen juices and ices	72,174	59,404	48,077
Handhelds	18,957	21,354	22,528
Coupon redemption	(4,725)	(3,807)	(3,681)
Other	1,244	863	818
Total Retail Supermarket	$123,377	$112,644	$102,339

Frozen Beverages
Beverages	$142,705	$133,283	$132,274
Repair and maintenance service	65,765	59,805	52,813
Machines sales	26,413	20,224	17,376
Other	1,361	1,597	2,122
Total Frozen Beverages	$236,244	$214,909	$204,585

Consolidated Sales	$976,256	$919,451	$867,683

Depreciation and Amortization:
Food Service	$21,289	$20,882	$18,999
Retail Supermarket	1,132	492	31
Frozen Beverages	15,850	15,719	14,522
Total Depreciation and Amortization	$38,271	$37,093	$33,552

Operating Income:
Food Service	$75,286	$73,731	$65,907
Retail Supermarket	11,020	11,201	8,594
Frozen Beverages	24,582	21,916	22,903
Total Operating Income	$110,888	$106,848	$97,404

Capital Expenditures:
Food Service	$28,228	$21,594	$19,097
Retail Supermarket	112	26	-
Frozen Beverages	21,756	17,211	16,724
Total Capital Expenditures	$50,096	$38,831	$35,821

Assets:
Food Service	$547,117	$516,916	$486,015
Retail Supermarket	24,209	25,917	6,067
Frozen Beverages	171,609	161,940	153,579
Total Assets	$742,935	$704,773	$645,661

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes to the components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended September 26, 2015
	(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(4,632)	$(1,356)	$(5,988)

Other comprehensive loss before reclassifications	(5,389)	(2,607)	(7,996)

Amounts reclassified from accumulated other comprehensive income	-	3,087	3,087

Ending Balance	$(10,021)	$(876)	$(10,897)

All amounts are net of tax.

	Fiscal Year Ended September 27, 2014
	(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(3,703)	$(2,227)	$(5,930)

Other comprehensive (loss) income before reclassifications	(929)	505	(424)

Amounts reclassified from accumulated other comprehensive income	-	366	366

Ending Balance	$(4,632)	$(1,356)	$(5,988)

All amounts are net of tax.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 26, 2015
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)

1st Quarter	$212,752	$61,101	$11,256	$0.60
2nd Quarter	225,008	66,950	14,637	0.78
3rd Quarter	278,724	90,396	24,462	1.30
4th Quarter	259,772	82,443	19,828	1.05
Total	$976,256	$300,890	$70,183	$3.73

	Fiscal Year Ended September 27, 2014
	Net Sales	Gross Profit	Net Earnings	Net Earnings Per Diluted Share(1)
	(in thousands, except per share information)

1st Quarter	$203,523	$59,906	$12,426	$0.66
2nd Quarter	205,321	61,113	13,521	0.72
3rd Quarter	257,113	84,368	23,678	1.26
4th Quarter	253,494	82,190	22,189	1.18
Total	$919,451	$287,577	$71,814	$3.82

(1) Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Year	Description	Opening Balance	Charge to Expense	Deductions		Closing Balance

2015	Allowance for doubtful accounts	$450,000	$310,000	$456,000	(1)	$304,000

2014	Allowance for doubtful accounts	$854,000	$161,000	$565,000	(1)	$450,000

2013	Allowance for doubtful accounts	$987,000	$(70,000)	$63,000	(1)	$854,000

2015	Inventory Reserve	$3,982,000	$3,771,000	$5,126,000	(2)	$2,627,000

2014	Inventory Reserve	$4,449,000	$2,626,000	$3,093,000	(2)	$3,982,000

2013	Inventory Reserve	$3,883,000	$2,768,000	$2,202,000	(2)	$4,449,000

(1) Write-offs of uncollectible accounts receivable.

(2) Disposals and write-offs of obsolete inventory.

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
Vice President/General Manager
Eastern Zone

Kent Galloway
Vice President and Chief Financial Officer

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O'Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Tony Hess
Vice President/General Manager

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2015	**HIGH**	**LOW**
1st Quarter	$112.74	$90.71
2nd Quarter	115.63	96.53
3rd Quarter	113.94	102.11
4th Quarter	119.99	104.63
FISCAL 2014	**HIGH**	**LOW**
1st Quarter	$90.79	$78.13
2nd Quarter	97.80	84.30
3rd Quarter	100.00	90.25
4th Quarter	97.50	88.95

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, PC
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

TUESDAY, FEBRUARY 16, 2016
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

(1) Audit Committee Member (2) Compensation Committee Member (3) Nominating Committee Member

J&J SNACK FOODS CORP.

SUPERPRETZEL SOFT PRETZELS

ICEE

Minute Maid JUICE BARS

LUIGI'S

WholeFruit

THE Funnel Cake FACTORY

Mrs. GoodCookie

Pretzel Fillers Stuffed soft pretzels

Gourmet Twists topped soft pretzels

SUPERPRETZEL Bavarian

KIM & SCOTT'S GOURMET PRETZELS Handmade Soft Pretzels

Country Home BAKERS

READI-BAKE

PATIO

Bavarian BAKERY

BAKERS BEST

ARCTIC BLAST

TIO PEPE'S CHURROS

DOGSTERS

California CHURROS

Mary B's Biscuits

NEW YORK PRETZEL

OREO Churros

SLUSH PUPPIE

UPTOWN BAKERIES

Daddy Ray's

PhillySwirl

www.jjsnack.com