Form 10-Q
period 2015-12-26
J&J SNACK FOODS CORP
filed 2016-01-25
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 26, 2015

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

                    Yes                         X     No

As of January 20, 2016, there were 18,686,216 shares of the Registrant’s Common Stock outstanding.

INDEX

			Page
			Number

Part I.	Financial Information

	Item l.	Consolidated Financial Statements

		Consolidated Balance Sheets – December 26, 2015 (unaudited) and September 26, 2015	3

		Consolidated Statements of Earnings (unaudited) - Three Months Ended December 26, 2015 and December 27, 2014	4

		Consolidated Statements of Comprehensive Income (unaudited)– Three Months Ended December 26, 2015 and December 27, 2014	5

		Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 26, 2015 and December 27, 2014	6

		Notes to the Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

Part II.	Other Information

	Item 6.	Exhibits	25

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 26,	September 26,
	2015	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$111,922	$133,689
Accounts receivable, net	92,180	102,649
Inventories	94,503	82,657
Prepaid expenses and other	3,409	6,557
Deferred income taxes	3,239	3,266
Total current assets	305,253	328,818

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	217,229	210,728
Marketing equipment	269,455	266,047
Transportation equipment	6,878	6,866
Office equipment	20,898	20,586
Improvements	33,637	28,725
Construction in progress	5,764	9,486
Total Property, plant and equipment, at cost	583,098	571,675
Less accumulated depreciation and amortization	406,452	399,621
Property, plant and equipment, net	176,646	172,054

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	44,490	45,819
Marketable securities held to maturity	87,772	66,660
Marketable securities available for sale	37,508	39,638
Other	3,527	3,504
Total other assets	259,739	242,063
Total Assets	$741,638	$742,935

Liabilities and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$276	$273
Accounts payable	56,875	59,206
Accrued insurance liability	10,487	10,231
Accrued income taxes	3,465	-
Accrued liabilities	4,916	5,365
Accrued compensation expense	10,908	15,318
Dividends payable	7,284	6,723
Total current liabilities	94,211	97,116

Long-term obligations under capital leases	1,126	1,196
Deferred income taxes	43,719	43,789
Other long-term liabilities	888	915

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,677,000 and 18,676,000 respectively	29,695	31,653
Accumulated other comprehensive loss	(12,359)	(10,897)
Retained Earnings	584,358	579,163
Total stockholders' equity	601,694	599,919
Total Liabilities and Stockholder's Equity	$741,638	$742,935

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 26,	December 27,
	2015	2014

Net Sales	$222,850	$212,752

Cost of goods sold(1)	159,015	151,651
Gross Profit	63,835	61,101

Operating expenses
Marketing (2)	19,629	19,487
Distribution (3)	18,256	17,521
Administrative (4)	7,690	7,525
Other general income	(100)	(42)
Total Operating Expenses	45,475	44,491

Operating Income	18,360	16,610

Other income (expense)
Investment income	1,160	1,354
Interest expense & other	(32)	(24)

Earnings before income taxes	19,488	17,940

Income taxes	7,009	6,684

NET EARNINGS	$12,479	$11,256

Earnings per diluted share	$0.66	$0.60

Weighted average number of diluted shares	18,839	18,801

Earnings per basic share	$0.67	$0.60

Weighted average number of basic shares	18,687	18,669

(1) Includes share-based compensation expense of $133 and $112 for the three months ended December 26, 2015 and December 27, 2014, respectively.
(2) Includes share-based compensation expense of $201 and $172 for the three months ended December 26, 2015 and December 27, 2014, respectively.
(3) Includes share-based compensation expense of $11 and $11 for the three months ended December 26, 2015 and December 27, 2014, respectively.
(4) Includes share-based compensation expense of $173 and $229 for the three months ended December 26, 2015 and December 27, 2014, respectively.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	December 26,	December 27,
	2015	2014

Net Earnings	$12,479	$11,256

Foreign currency translation adjustments	(640)	(1,955)
Unrealized holding loss on marketable securities	(822)	(1,922)

Total Other Comprehensive(Loss)Income, net of tax	(1,462)	(3,877)

Comprehensive Income	$11,017	$7,379

All amounts are net of tax.

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three months ended
	December 26,	December 27,
	2015	2014
Operating activities:
Net earnings	$12,479	$11,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	8,170	7,981
Amortization of intangibles and deferred costs	1,455	1,434
Share-based compensation	518	526
Deferred income taxes	(36)	(208)
Loss on sale of marketable securities	109	509
Other	89	(58)
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	10,527	16,023
Increase in inventories	(12,073)	(10,522)
Decrease(increase)in prepaid expenses	3,141	(115)
Decrease in accounts payable and accrued liabilities	(3,461)	(2,895)
Net cash provided by operating activities	20,918	23,931
Investing activities:
Purchases of property, plant and equipment	(13,304)	(9,674)
Purchases of marketable securities	(21,329)	(11,639)
Proceeds from redemption and sales of marketable securities	1,198	11,601
Proceeds from disposal of property and equipment	581	197
Other	(72)	(47)
Net cash used in investing activities	(32,926)	(9,562)
Financing activities:
Payments to repurchase common stock	(3,115)	(1,670)
Proceeds from issuance of stock	640	1,098
Payments on capitalized lease obligations	(67)	(39)
Payment of cash dividend	(6,723)	(5,972)
Net cash used in financing activities	(9,265)	(6,583)
Effect of exchange rate on cash and cash equivalents	(494)	(1,471)
Net (decrease) increase in cash and cash equivalents	(21,767)	6,315
Cash and cash equivalents at beginning of period	133,689	91,760
Cash and cash equivalents at end of period	$111,922	$98,075

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

The results of operations for the three months ended December 26, 2015 and December 27, 2014 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $324,000 and $304,000 at December 26, 2015 and September 26, 2015, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $8,170,000 and $7,981,000 for the three months ended December 26, 2015 and December 27, 2014, respectively.

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

	Three Months Ended December 26, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$12,479	18,687	$0.67

Effect of Dilutive Securities
Options	-	152	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$12,479	18,839	$0.66

	Three Months Ended December 27, 2014
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$11,256	18,669	$0.60

Effect of Dilutive Securities
Options	-	132	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$11,256	18,801	$0.60

Note 5	At December 26, 2015, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended
	December 26,	December 27,
	2015	2014
	(in thousands, except per share amounts)

Stock Options	$250	$284
Stock purchase plan	92	147
Restricted stock issued to an employee	1	1
Total share-based compensation	$343	$432

The above compensation is net of tax benefits	$175	$92

The Company anticipates that share-based compensation will not exceed $1.8 million net of tax benefits for the fiscal year ending September 24, 2016.

The Company did not grant any stock options during the 2016 and 2015 three month period.

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

The total amount of gross unrecognized tax benefits is $339,000 and $334,000 on December 26, 2015 and September 26, 2015, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of December 26, 2015 and September 26, 2015, respectively, the Company has $204,000 and $199,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 7

In May 2014, the FASB issued guidance on revenue recognition which says that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.  This guidance is effective for our fiscal year ending September 2019.  Early application is permitted.  We anticipate that the impact of this guidance on our consolidated financial statements will not be material.

In September 2015, the FASB issued guidance on accounting for business combinations which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  This guidance eliminates the requirement to retrospectively account for these adjustments.  This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted.  This guidance did not impact amounts and disclosures related to previous business combinations; therefore, the adoption of this guidance in the current quarter did not impact our consolidated financial statements.

In July 2015, the FASB issued guidance which requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  This guidance will simplify the subsequent measurement of inventory, as current guidance requires an entity to measure inventory at the lower of cost or market. Under current guidance, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.    This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted.  The adoption of this guidance in the current quarter did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted.   We anticipate that the impact of this guidance on our consolidated financial statements will not be material.

Note 8	Inventories consist of the following:

	December 26,	September 26,
	2015	2015
	(unaudited)
	(in thousands)

Finished goods	$42,338	$34,258
Raw materials	18,881	17,000
Packaging materials	7,300	5,949
Equipment parts and other	25,984	25,450
Total Inventories	$94,503	$82,657

The above inventories are net of reserves	$2,443	$2,627

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

	Three months ended
	December 26,	December 27,
	2015	2014
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$38,699	$40,718
Frozen juices and ices	8,315	8,201
Churros	13,936	12,967
Handhelds	6,146	5,158
Bakery	76,601	74,431
Other	3,055	2,086
Total Food Service	$146,752	$143,561

Retail Supermarket
Soft pretzels	$8,740	$9,200
Frozen juices and ices	9,064	9,155
Handhelds	3,875	4,879
Coupon redemption	(574)	(1,073)
Other	155	226
Total Retail Supermarket	$21,260	$22,387

Frozen Beverages
Beverages	$28,070	$25,510
Repair and maintenance service	17,763	15,310
Machines sales	8,732	5,747
Other	273	237
Total Frozen Beverages	$54,838	$46,804

Consolidated Sales	$222,850	$212,752

Depreciation and Amortization:
Food Service	$5,385	$5,190
Retail Supermarket	286	316
Frozen Beverages	3,954	3,909
Total Depreciation and Amortization	$9,625	$9,415

Operating Income :
Food Service	$15,902	$15,493
Retail Supermarket	1,090	666
Frozen Beverages	1,368	451
Total Operating Income	$18,360	$16,610

Capital Expenditures:
Food Service	$8,084	$6,133
Retail Supermarket	156	23
Frozen Beverages	5,064	3,518
Total Capital Expenditures	$13,304	$9,674

Assets:
Food Service	$546,264	$521,702
Retail Supermarket	23,099	22,610
Frozen Beverages	172,275	158,552
Total Assets	$741,638	$702,864

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 26, 2015 and September 26, 2015 are as follows:

	December 26, 2015		September 26, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	545	592	538
Customer relationships	40,797	34,487	40,797	33,584
License and rights	3,606	2,826	3,606	2,802
TOTAL FOOD SERVICE	$58,067	$37,858	$58,067	$36,924

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	132	160	114
Customer relationships	7,979	1,420	7,979	1,220
TOTAL RETAIL SUPERMARKETS	$15,345	$1,552	$15,345	$1,334

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,678	6,234	6,678	6,075
Licenses and rights	1,601	872	1,601	854
TOTAL FROZEN BEVERAGES	$17,792	$7,304	$17,792	$7,127

CONSOLIDATED	$91,204	$46,714	$91,204	$45,385

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no intangible assets acquired in the three months ended December 26, 2015. Aggregate amortization expense of intangible assets for the three months ended December 26, 2015 and December 27, 2014 was $1,329,000 and $1,355,000 respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018, $1,700,000 in 2019 and $1,400,000 in 2020. The weighted average amortization period of the intangible assets is 10.0 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

		Retail	Frozen
	Food	Service	Supermarket	Beverages
Total	(in thousands)

Balance at December 26, 2015	$46,832	$3,670	$35,940	$86,442

Balance at September 26, 2015	$46,832	$3,670	$35,940	$86,442

There was no goodwill acquired in the three months ended December 26, 2015.

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

Marketable securities held to maturity and available for sale consist primarily of investments in mutual funds, preferred stock and corporate bonds.  The fair values of mutual funds are based on quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy.  The fair values of preferred stock and corporate bonds are based on quoted prices for identical or similar instruments in markets that are not active.  As a result, preferred stock and corporate bonds are classified within Level 2 of the fair value hierarchy.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 26, 2015 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$87,772	$14	$1,534	$86,252
Total investment securities held to maturity	$87,772	$14	$1,534	$86,252

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 26, 2015 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$18,733	$-	$1,262	$17,471
Preferred Stock	20,473	17	453	20,037
Total investment securities available for sale	$39,206	$17	$1,715	$37,508

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $1.3 million are spread over 4 funds with total fair market value of $17.5 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions.

The corporate bonds generate fixed income to maturity dates in 2017 through 2021, with $65 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 26, 2015 and September 26, 2015 are summarized as follows:

	December 26, 2015		September 26, 2015

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	86,685	85,191	63,522	63,010
Due after five years through ten years	1,087	1,061	3,138	3,002
Total held to maturity securities	$87,772	$86,252	$66,660	$66,012
Less current portion	-	-	-	-
Long term held to maturity securities	$87,772	$86,252	$66,660	$66,012

Proceeds from the redemption and sale of marketable securities were $1,198,000 and $11,601,000 in the three months ended December 26, 2015 and December 27, 2014, respectively, with a loss of $109,000 recorded in the three months ended December 26, 2015 and $509,000 recorded in the three months ended December 27, 2014. We use the specific identification method to determine the cost of securities sold.

Note 12 Changes to the components of other accumulated comprehensive loss are as follows:

	Three Months ended December 26, 2015
	(unaudited)
	(in thousands)

		Unrealized Holding
	Foreign Currency	Loss on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(10,021)	$(876)	$(10,897)

Other comprehensive (loss) income before reclassifications	(640)	(892)	(1,532)

Amounts reclassified from accumulated other comprehensive income	-	70	70

Ending Balance	$(10,661)	$(1,698)	$(12,359)

All amounts are net of tax.

	Three Months ended December 27, 2014
	(unaudited)
	(in thousands)

		Unrealized Holding
	Foreign Currency	Loss on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(4,632)	$(1,356)	$(5,988)

Other comprehensive (loss) income before reclassifications	(1,955)	(2,138)	(4,093)

Amounts reclassified from accumulated other comprehensive income	-	216	216

Ending Balance	$(6,587)	$(3,278)	$(9,865)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.39 per share of its common stock payable on January 7, 2016, to shareholders of record as of the close of business on December 22, 2015.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118. In the quarter ended December 26, 2015, we purchased and retired 27,083 shares of our common stock at a cost of $3,115,439. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 162,392 shares remain to be purchased under this authorization.

In the three months ended December 26, 2015 and December 27, 2014 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $640,000 in accumulated other comprehensive loss in the 2016 first quarter and an increase of $1,955,000 in accumulated other comprehensive loss in the 2015 first quarter.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 26, 2015.

Results of Operations

Net sales increased $10,098,000 or 5% to $222,850,000 for the three months ended December 26, 2015 compared to the three months ended December 27, 2014.

FOOD SERVICE

Sales to food service customers increased $3,191,000 or 2% in the first quarter to $146,752,000.  Soft pretzel sales to the food service market decreased 5% to $38,699,000 in the first quarter due primarily to lower sales to school food service, warehouse club stores and restaurant chains.

Frozen juices and ices sales for the quarter were up 1% to $8,315,000 with sales increases and decreases throughout our customer base. Churro sales to food service customers increased 7% to $13,936,000 in the first quarter with sales increases and decreases throughout our customer base.

Sales of bakery products increased $2,170,000 or 3% in the first quarter to $76,601,000 as sales increases to two customers and school food service accounted for all of the sales increase.

     Sales of handhelds increased $988,000, or 19%, with sales to one customer accounting for all of the increase. Sales of funnel cake products increased $1,009,000, or 58%, primarily due to increased sales to school food service.

Sales of new products in the first twelve months since their introduction were approximately $2.2 million in this quarter. Price increases accounted for approximately $4.0 million of sales in the quarter and net volume decreases, including new product sales as defined above, accounted for approximately $800,000 of sales decline in the quarter.

Operating income in our Food Service segment increased from $15,493,000 to $15,902,000 in the quarter. Operating income for the quarter increased primarily because of lower marketing expenses.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $1,127,000 or 5% to $21,260,000 in the first quarter. Soft pretzel sales for the first quarter were down 5% to $8,740,000 due primarily to the discontinuance of SUPERPRETZEL BAVARIAN Soft Pretzel Bread which was introduced in the year ago quarter. Sales of frozen juices and ices decreased $91,000 or 1% to $9,064,000 in the first quarter. Coupon redemption costs, a reduction of sales, decreased 47% or about $499,000 for the quarter. Handheld sales to retail supermarket customers decreased 21% to $3,875,000 in the quarter with a sales decrease to one customer and trade spending for the introduction of new products accounting for about 2/3 of the decrease.

Sales of new products in the first twelve months since their introduction were approximately $300,000 in the quarter. Price increases accounted for approximately $650,000 of sales in the quarter and net volume decreases, including new product sales as defined above and net of decreased coupon costs, accounted for approximately $1.8 million of the sales decrease in this quarter. Operating income in our Retail Supermarkets segment increased from $666,000 to $1,090,000 in the quarter primarily because of lower coupon and advertising expenses, which were higher a year ago to introduce our SUPERPRETZEL BAVARIAN Soft Pretzel Bread.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 17% to $54,838,000 in the first quarter. Beverage related sales alone were up 10% in the quarter.   Gallon sales were up 11% for the quarter with about 2/3 of the increase coming from movie theater chains. Service revenue increased 16% to $17,763,000 in the first quarter with sales increases and decreases throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $8,732,000 or 52% higher in the three month period. The approximate number of company owned frozen beverage dispensers was 53,800 and 53,100 at December 26, 2015 and September 26, 2015, respectively. Operating income in our Frozen Beverage segment was $1,368,000 in this year’s quarter compared to $451,000 last year as higher sales in all areas of the business contributed to the improvement in operating income.

CONSOLIDATED

Gross profit as a percentage of sales was about the same at 28.64% in this year’s three month period and 28.72% last year.

Total operating expenses increased $984,000 in this quarter but as a percentage of sales decreased from 20.9% percent to 20.4%. Marketing expenses decreased to 8.81% of sales from 9.16%, distribution expenses decreased to 8.19% of sales from 8.24% and administrative expenses decreased to 3.45% of sales from 3.54%. Marketing expenses decreased as a percent of sales because of the much higher frozen beverage sales relative to marketing expenses and generally lower marketing expenses in our food service segment.

Operating income increased $1,750,000 or 11% to $18,360,000 in the first quarter as a result of the aforementioned items.

Investment income decreased by $194,000 in the quarter due primarily to lower yields on our investments as we have decreased our holdings of mutual funds and reinvested the proceeds into corporate bonds.

The effective income tax rate has been estimated at 36% for this year’s quarter and 37% for last year’s quarter. We are estimating an effective income tax rate of approximately 36% for the year. Last year’s quarter’s rate was impacted by a low tax benefit on share based compensation and by realized losses on sales of investment securities that are not deductible.

Net earnings increased $1,223,000 or 11% in the current three month period to $12,479,000 as a result of the aforementioned items.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2015 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 26, 2015, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 26, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

	31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 26, 2015, formatted in XBRL (eXtensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: January 25, 2016	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 25, 2016	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)