Form 10-Q
period 2016-03-26
J&J SNACK FOODS CORP
filed 2016-04-25
CIK 785956

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 26, 2016

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

As April 20, 2016 there were 18,619,079 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page Number

Part I. Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – March 26, 2016 (unaudited) and September 26, 2015		3

Consolidated Statements of Earnings (unaudited) -Three and Six Months Ended March 26, 2016 and March 28, 2015		4

Consolidated Statements of Comprehensive Income (unaudited) – Three and Six Months Ended March 26, 2016 and March 28, 2015		5

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 26, 2016 and March 28, 2015		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 6. Exhibits		27

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 26, 2016	September 26, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$89,337	$133,689
Accounts receivable, net	102,943	102,649
Inventories	100,649	82,657
Prepaid expenses and other	7,602	6,557
Deferred income taxes	3,297	3,266
Total current assets	303,828	328,818

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	220,979	210,728
Marketing equipment	270,966	266,047
Transportation equipment	7,473	6,866
Office equipment	21,208	20,586
Improvements	34,322	28,725
Construction in progress	6,099	9,486
Total Property, plant and equipment, at cost	590,284	571,675
Less accumulated depreciation and amortization	411,565	399,621
Property, plant and equipment, net	178,719	172,054

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	43,162	45,819
Marketable securities held to maturity	96,649	66,660
Marketable securities available for sale	33,586	39,638
Other	2,721	3,504
Total other assets	262,560	242,063
Total Assets	$745,107	$742,935

Liabilities and Stockholder's Equity
Current Liabilities
Current obligations under capital leases	$360	$273
Accounts payable	58,928	59,206
Accrued insurance liability	11,461	10,231
Accrued income taxes	-	-
Accrued liabilities	6,043	5,365
Accrued compensation expense	11,677	15,318
Dividends payable	7,260	6,723
Total current liabilities	95,729	97,116

Long-term obligations under capital leases	1,418	1,196
Deferred income taxes	43,672	43,789
Other long-term liabilities	848	915

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,617,000 and 18,676,000 respectively	22,934	31,653
Accumulated other comprehensive loss	(12,679)	(10,897)
Retained Earnings	593,185	579,163
Total stockholders' equity	603,440	599,919
Total Liabilities and Stockholder's Equity	$745,107	$742,935

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

    (Unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015

Net Sales	$229,710	$225,008	$452,560	$437,760

Cost of goods sold(1)	160,961	158,058	319,976	309,709
Gross Profit	68,749	66,950	132,584	128,051

Operating expenses
Marketing (2)	20,364	19,986	39,993	39,473
Distribution (3)	17,522	17,633	35,778	35,154
Administrative (4)	7,637	7,462	15,327	14,987
Other general expense	(53)	64	(153)	22
Total Operating Expenses	45,470	45,145	90,945	89,636

Operating Income	23,279	21,805	41,639	38,415

Other income (expense)
Investment income	977	1,278	2,137	2,632
Interest expense & other	(31)	(30)	(63)	(54)

Earnings before income taxes	24,225	23,053	43,713	40,993

Income taxes	8,637	8,416	15,147	15,100

NET EARNINGS	$15,588	$14,637	$28,566	$25,893

Earnings per diluted share	$0.83	$0.78	$1.52	$1.38

Weighted average number of diluted shares	18,752	18,821	18,796	18,811

Earnings per basic share	$0.84	$0.78	$1.53	$1.39

Weighted average number of basic shares	18,637	18,689	18,662	18,679

(1)

Includes share-based compensation expense of $138 and $271 for the three months and six months ended March 26, 2016, respectively and $108 and $220 for the three months and six months ended March 28, 2015.

(2)

Includes share-based compensation expense of $208 and $409 for the three months and six months ended March 26,2016, respectively and $158 and $330 for the three months and six months ended March 28 2015.

(3)

Includes share-based compensation expense of $11 and $22 for the three months and six months ended March 26, 2016, respectively and $10 and $21 for the three months and six months ended March 28, 2015.

(4)

Includes share-based compensation expense of $180 and $353 for the three months and six months ended March 26, 2016, respectively and $209 and $438 for the three months and six months ended March 28, 2015.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015

Net Earnings	$15,588	$14,637	$28,566	$25,893

Foreign currency translation adjustments	(40)	(914)	(680)	(2,869)
Unrealized holding gain(loss)on marketable securities	(280)	533	(1,102)	(1,389)

Total Other Comprehensive Income, net of tax	(320)	(381)	(1,782)	(4,258)

Comprehensive Income	$15,268	$14,256	$26,784	$21,635

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended

	March 26, 2016	March 28, 2015
Operating activities:
Net earnings	$28,566	$25,893
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	16,761	15,987
Amortization of intangibles and deferred costs	2,909	2,869
Share-based compensation	1,055	1,009
Deferred income taxes	(139)	14
Loss on sale of marketable securities	406	509
Other	289	(199)
Changes in assets and liabilities net of effects from purchase of companies
(Increase)decrease in accounts receivable	(285)	3,885
Increase in inventories	(18,128)	(13,158)
Increase in prepaid expenses	(1,054)	(1,918)
Decrease in accounts payable and accrued liabilities	(2,079)	(6,373)
Net cash provided by operating activities	28,301	28,518
Investing activities:
Purchases of property, plant and equipment	(23,735)	(17,933)
Purchases of marketable securities	(31,286)	(13,136)
Proceeds from redemption and sales of marketable securities	5,384	13,601
Proceeds from disposal of property and equipment	835	862
Other	582	(56)
Net cash used in investing activities	(48,220)	(16,662)
Financing activities:
Payments to repurchase common stock	(11,758)	(2,114)
Proceeds from issuance of stock	1,984	2,070
Payments on capitalized lease obligations	(176)	(105)
Payment of cash dividend	(14,006)	(12,696)
Net cash used in financing activities	(23,956)	(12,845)
Effect of exchange rate on cash and cash equivalents	(477)	(2,156)
Net decrease in cash and cash equivalents	(44,352)	(3,145)
Cash and cash equivalents at beginning of period	133,689	91,760
Cash and cash equivalents at end of period	$89,337	$88,615

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note1

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s  Annual Report on Form 10-K  for the year ended September 26, 2015.

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

The results of operations for the three months ended March 26, 2016 and March 28, 2015 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $535,000 and $304,000 at March 26, 2016 and September 26, 2015, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $8,591,000 and $8,006,000 for the three months ended March 26, 2016 and March 28, 2015, respectively, and for the six months ended March 26, 2016 and March 28, 2015 was $16,761,000 and $15,987,000, respectively.

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

	Three Months Ended March 26, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,588	18,637	$0.84

Effect of Dilutive Securities
Options	-	115	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,588	18,752	$0.83

180,670 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 26, 2016.

	Six Months Ended March 26, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$28,566	18,662	$1.53

Effect of Dilutive Securities
Options	-	134	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$28,566	18,796	$1.52

180,670 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 26, 2016.

	Three Months Ended March 28,2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$14,637	18,689	$0.78

Effect of Dilutive Securities
Options	-	132	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$14,637	18,821	$0.78

	Six Months Ended March 28, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$25,893	18,679	$1.39

Effect of Dilutive Securities
Options	-	132	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$25,893	18,811	$1.38

Note 5	At March 26, 2016, the Company has three stock-based employee compensation plans. Share-based compensation expense (benefit) was recognized as follows:

	Three months ended		Six months ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(in thousands, except per share amounts)

Stock Options	$193	$264	$(56)	$548
Stock purchase plan	$60	$50	152	197
Restricted stock issued to an employee	$1	$2	2	3
Total share-based compensation	$254	$316	$98	$748

The above compensation is net of tax benefits	$283	$169	$957	$261

Income tax benefit related to share-based compensation for the three months ended December 26, 2015 has been revised to $674,000 from $175,000 as a result of our early adoption this quarter of Accounting Standards Update NO. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this new standard, the $499,000 increase of first quarter income tax benefit was recognized via a reduction of amounts previously recorded as additional paid in capital upon exercise of stock options.   In the current fiscal quarter, we have realized a tax benefit of $89,000 upon similar exercises of stock options.

The Company anticipates that share-based compensation for 2016 will not exceed $800,000 net of tax benefits.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2016 first six months: expected volatility of 15.9%; risk-free interest rate of 1.2%; dividend rate of 1.4% and expected lives of 5 years.

During the 2016 six month period, the Company granted 159,170 stock options. The weighted-average grant date fair value of these options was $13.94. During the 2015 six month period, the Company granted 148,840 stock options. The weighted-average grant date fair value of these options was $15.23.

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

The total amount of gross unrecognized tax benefits is $344,000 and $334,000 on March 26, 2016 and September 26, 2015, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of March 26, 2016 and September 26, 2015, respectively, the Company has $209,000 and $199,000 of accrued interest and penalties.

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

In July 2015, the FASB issued guidance which requires an entity to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance will simplify the subsequent measurement of inventory, as current guidance requires an entity to measure inventory at the lower of cost or market. Under current guidance, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This guidance is effective for our fiscal year ended September 2018. Early adoption is permitted. The adoption of this guidance in the December quarter did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued guidance on accounting for business combinations which require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance eliminates the requirement to retrospectively account for these adjustments. This guidance is effective for our fiscal year ended September 2018. Early adoption is permitted. This guidance did not impact amounts and disclosures related to previous business combinations; therefore, the adoption of this guidance in the December quarter did not impact our consolidated financial statements.

In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted.   We anticipate that the impact on our financial statements will be inconsequential.

In January 2016,  the FASB issued guidance which requires an entity to measure equity investments at fair value with changes in fair value recognized in net income , to use the price that would be received by a seller  when measuring the fair value of financial instruments for disclosure purposes, and which eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under present guidance, changes in fair value of equity investments are recognized in Stockholder’s Equity.   This guidance is effective for our fiscal year ended September 2019.  Early adoption is not permitted.  We do not anticipate that the adoption of this new guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees.  This guidance is effective for our fiscal year ended September 2020.   We anticipate that the impact of this guidance on our financial statements will be material.

In March 2016, the FASB issued guidance on share based compensation which requires that an entity recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Under current guidance, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, or in the income statement.  This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted.  See Note 5 to these financial statements for a discussion of the impact the adoption of this guidance in our current quarter had on our consolidated financial statements.

Note 8	Inventories consist of the following:

	March 26, 2016	September 26, 2015
	(unaudited)
	(in thousands)

Finished goods	$46,941	$34,258
Raw Materials	20,039	17,000
Packaging materials	7,607	5,949
Equipment parts & other	26,062	25,450
Total Inventories	$100,649	$82,657

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

	Three months ended		Six months ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$42,834	$41,099	$81,533	$81,817
Frozen juices and ices	10,971	11,072	19,286	19,273
Churros	13,697	14,622	27,633	27,589
Handhelds	7,178	5,044	13,324	10,202
Bakery	70,424	70,791	147,025	145,222
Other	3,619	2,634	6,674	4,720
Total Food Service	$148,723	$145,262	$295,475	$288,823

Retail Supermarket
Soft pretzels	$9,735	$10,829	$18,475	$20,029
Frozen juices and ices	12,907	13,722	21,971	22,877
Handhelds	3,433	4,569	7,308	9,448
Coupon redemption	(511)	(927)	(1,085)	(2,000)
Other	1,136	340	1,291	566
Total Retail Supermarket	$26,700	$28,533	$47,960	$50,920

Frozen Beverages
Beverages	$30,544	$28,778	$58,614	$54,288
Repair and maintenance service	16,944	15,723	34,707	31,033
Machines sales	6,237	6,328	14,969	12,075
Other	562	384	835	621
Total Frozen Beverages	$54,287	$51,213	$109,125	$98,017

Consolidated Sales	$229,710	$225,008	$452,560	$437,760

Depreciation and Amortization:
Food Service	$5,684	$5,325	$11,069	$10,515
Retail Supermarket	288	250	574	566
Frozen Beverages	4,073	3,866	8,027	7,775
Total Depreciation and Amortization	$10,045	$9,441	$19,670	$18,856

Operating Income :
Food Service	$18,520	$15,649	$34,422	$31,142
Retail Supermarket	2,469	2,535	3,559	3,201
Frozen Beverages	2,290	3,621	3,658	4,072
Total Operating Income	$23,279	$21,805	$41,639	$38,415

Capital Expenditures:
Food Service	$5,425	$4,617	$13,509	$10,750
Retail Supermarket	43	$39	199	62
Frozen Beverages	4,963	3,603	10,027	7,121
Total Capital Expenditures	10,431	8,259	$23,735	$17,933

Assets:
Food Service	$545,344	$522,080	$545,344	$522,080
Retail Supermarket	24,432	25,145	24,432	25,145
Frozen Beverages	175,331	162,088	175,331	162,088
Total Assets	$745,107	$709,313	$745,107	$709,313

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 26, 2016 and September 26, 2015 are as follows:

	March 26, 2016		September 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	551	592	538
Customer relationships	40,797	35,392	40,797	33,584
License and rights	3,606	2,848	3,606	2,802
TOTAL FOOD SERVICE	$58,067	$38,791	$58,067	$36,924

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	150	160	114
Customer relationships	7,979	1,621	7,979	1,220
TOTAL RETAIL SUPERMARKETS	$15,345	$1,771	$15,345	$1,334

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,678	6,393	6,678	6,075
Licenses and rights	1,601	889	1,601	854
TOTAL FROZEN BEVERAGES	$17,792	$7,480	$17,792	$7,127

CONSOLIDATED	$91,204	$48,042	$91,204	$45,385

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no intangible assets acquired in the three and six months ended March 26, 2016. Aggregate amortization expense of intangible assets for the three months ended March 26, 2016 and March 28, 2015 was $1,328,000 and $1,352,000, respectively and for the six months ended March 26, 2016 and March 28, 2015 was $2,657,000 and $2,707,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018, $1,700,000 in 2019 and $1,400,000 in 2020. The weighted average amortization period of the intangible assets is 10.0 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at March 26, 2016	$46,832	$3,670	$35,940	$86,442

Balance at September 26, 2015	$46,832	$3,670	$35,940	$86,442

There was no goodwill acquired in the three and six months ended March 26, 2016.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 26, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

Corporate Bonds	$95,689	$117	$969	$94,837
Certificates of Deposit	960	8	-	968
Total investment securities held to maturity	$96,649	$125	$969	$95,805

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 26, 2016 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)

Mutual Funds	$15,091	$-	$1,240	$13,851
Preferred Stock	20,473	10	748	19,735
Total investment securities available for sale	$35,564	$10	$1,988	$33,586

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $1.2 million are spread over 4 funds with total fair market value of $13.9 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The unrealized losses of $748,000 on the Preferred Stock are spread over 16 holdings with fair market value of $19.7 million. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2017 through 2021, with $76 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 26, 2016 and September 26, 2015 are summarized as follows:

	March 26, 2016		September 26, 2015

	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(in thousands)
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	95,565	94,728	63,522	63,010
Due after five years through ten years	1,084	1,077	3,138	3,002
Total held to maturity securities	$96,649	$95,805	$66,660	$66,012
Less current portion	-	-	-	-
Long term held to maturity securities	$96,649	$95,805	$66,660	$66,012

Proceeds from the redemption and sale of marketable securities were $4,186,000 and $5,384,000 in the three and six months ended March 26, 2016 and $2,000,000 and $13,601,000 in the three and six months ended March 28, 2015, respectively. Losses of $297,000 and $406,000 were recorded in the three and six months ended March 26, 2016 and $0 and $509,000 were recorded in the three and six months ended March 28, 2015, respectively. We use the specific identification method to determine the cost of securities sold.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended March 26, 2016			Six Months Ended March 26, 2016
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(10,661)	$(1,698)	$(12,359)	$(10,021)	$(876)	$(10,897)

Other comprehensive income (loss) before reclassifications	(40)	(454)	(494)	(680)	(1,346)	(2,026)

Amounts reclassified from accumulated other comprehensive income	-	174	174	-	244	244

Ending Balance	$(10,701)	$(1,978)	$(12,679)	$(10,701)	$(1,978)	$(12,679)

	Three Months Ended March 28, 2015			Six Months Ended March 28, 2015
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(6,587)	$(3,278)	$(9,865)	$(4,632)	$(1,356)	$(5,988)

Other comprehensive income (loss) before reclassifications	(914)	533	(381)	(2,869)	(1,605)	(4,474)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	216	216

Ending Balance	$(7,501)	$(2,745)	$(10,246)	$(7,501)	$(2,745)	$(10,246)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.39 per share of its common stock payable on April 6, 2016, to shareholders of record as of the close of business on March 15, 2016.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118. In the three months ended March 26, 2016 we purchased and retired 80,565 shares at a cost of $8,642,887 and in the six months ended March 26, 2016, we purchased and retired 107,648 shares at a cost of $11,758,326. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 81,827 shares remain to be purchased under this authorization.

In the three months ended March 26, 2016 and March 28, 2015 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $40,000 in accumulated other comprehensive loss in the 2016 second quarter and an increase of $914,000 accumulated other comprehensive loss in the 2015 second quarter. In the six month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $680,000 in accumulated other comprehensive loss in the 2016 six month period and an increase of $2,869,000 in accumulated other comprehensive loss in the 2015 six month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 26, 2016.

Results of Operations

Net sales increased $4,702,000 or 2% to $229,710,000 for the three months and $14,800,000 or 3% to $452,560,000 for the six months ended March 26, 2016 compared to the three and six months ended March 28, 2015.

FOOD SERVICE

Sales to food service customers increased $3,461,000 or 2% in the second quarter to $148,723,000 and increased $6,652,000 or 2% for the six months. Soft pretzel sales to the food service market increased 4% to $42,834,000 in the second quarter and were essentially unchanged at $81,533,000 in the six months with sales increases and decreases in the second quarter spread among our customers. Soft pretzel sales to restaurant chains were marginally lower compared to last year’s quarter; for the prior two quarters, soft pretzel sales to restaurant chains were down about 10% compared to the prior year.

Frozen juices and ices sales decreased 1% to $10,971,000 in the three months and were essentially unchanged at $19,286,000 in the six months. Churro sales to food service customers decreased 6% to $13,697,000 in the second quarter with about 55% of the decline coming from lower sales to one customer and were essentially unchanged at $27,633,000 for the six months.

Sales of bakery products decreased $367,000 or about 1/2 of 1% in the second quarter to $70,424,000 and increased $1,803,000 or 1% for the six months with increases and decreases spread across our customer base.

Sales of handhelds increased $2,134,000 or 42% in the quarter and $3,122,000 or 31% for the six months with 90% of the increase coming from sales to one customer. Sales of funnel cake increased $1,087,000 or 48% in the quarter and $2,096,000 or 53% for the six months primarily due to increased sales to school food service.

Sales of new products in the first twelve months since their introduction were approximately $4.7 million in this quarter and $6.9 million in the six months. Price increases accounted for approximately $1.9 million of sales in the quarter and $5.9 million in the six months and net volume increases, including new product sales as defined above, accounted for approximately $1.6 million of sales in the quarter and $800,000 in the six months.

Operating income in our Food Service segment increased from $15,649,000 to $18,520,000 in the quarter and increased from $31,142,000 to $34,422,000 in the six months. Operating income for both periods benefitted from lower marketing expenses, lower ingredient costs, increased volume in our handhelds business, pricing and more favorable product mix.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $1,833,000 or 6% to $26,700,000 in the second quarter and decreased $2,960,000 or 6% to $47,960,000 in the six months. Soft pretzel sales for the second quarter were down 10% to $9,735,000 and were down 8% to $18,475,000 for the six months. About one quarter of the pretzel sales decline in both periods was due to the discontinuance of SUPERPRETZEL BAVARIAN Soft Pretzel Bread and lower sales to one customer accounted for roughly 90% of the balance of the decline in both periods. Sales of frozen juices and ices decreased $815,000 or 6% to $12,907,000 in the second quarter and were down 4% to $21,971,000 for the six months. Increased trade spending to introduce new PHILLY SWIRL products and general declines in sales of our existing PHILLY SWIRL products accounted for all of the sales decline in frozen juices and ices. Coupon redemption costs, a reduction of sales, which were higher a year ago supporting the introduction of the SUPERPRETZEL BAVARIAN Soft Pretzel Bread, decreased 45% or about $416,000 for the quarter and decreased 46% to $1,085,000 for the six months. Handheld sales to retail supermarket customers decreased 25% to $3,433,000 in the quarter and decreased 23% to $7,308,000 for the six months. Roughly 1/2 of the handhelds sales decline in the quarter and six months was lower sales of previously existing products and 1/2 resulted from increased trade spending to introduce PILLSBURY mini dessert pies.

Sales of new products in the second quarter were approximately $1.7 million and were $2.0 million for the six months. Price increases accounted for approximately $600,000 of sales in the quarter and $1.3 million in the six months and net volume decreases including new product sales as defined above and net of decreased coupon costs, lowered sales by approximately $1.8 million in this quarter and $4.0 million in the six months. Operating income in our Retail Supermarkets segment decreased from $2,535,000 to $2,469,000 in the quarter primarily because of approximately $1 million of added increased trade spending related to the introduction of OREO churros, PILLSBURY mini dessert pies and new PHILLY SWIRL products and increased from $3,201,000 to $3,559,000 in the six months primarily because of lower coupon expenses.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 6% to $54,287,000 in the second quarter and increased 11% to $109,125,000 in the six month period. Beverage related sales alone were up 6% to $30,544,000 in the second quarter and were up 8% to $58,614,000 in the six month period.    Gallon sales were up 6% for the three months and were up 8% for the six month period primarily due to higher sales to movie theaters. Service revenue increased 8% to $16,944,000 in the second quarter and increased 12% to $34,707,000 for the six month period with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $6,237,000, a decrease of 1% from last year’s second quarter and were $14,969,000, or 24% higher than last year, in the six month period. The approximate number of company owned frozen beverage dispensers was 54,500 and 53,100 at March 26, 2016 and September 26, 2015, respectively. Operating income in our Frozen Beverage segment decreased to $2,290,000 in this quarter and $3,658,000 for the six months compared to $3,621,000 and $4,072,000 in last years’ periods, respectively. Higher group health insurance costs of about $600,000 and a bad debt write off of $200,000 contributed to the lower operating income in both periods.

CONSOLIDATED

Gross profit as a percentage of sales was 29.93% in the three month period this year and 29.75% last year. For the six month period, gross profit as a percentage of sales was 29.30% this year and 29.25% a year ago. Gross profit percentage benefitted from lower ingredient costs, pricing, increased handhelds business and more favorable product mix in our food service business offset by higher costs in our frozen beverages business and increased trade spending related to the introduction of OREO churros, PILLSBURY mini dessert pies and new PHILLY SWIRL products in our retail supermarket business.

Total operating expenses increased $325,000 in the second quarter and as a percentage of sales decreased from 20.06% percent to 19.79%. For the first half, operating expenses increased $1,309,000, and as a percentage of sales decreased from 20.47% to 20.10%. Marketing expenses were 8.9% of sales in both year’s quarter and decreased from 9.0% to 8.8% of sales in the six months. Distribution expenses were 7.6% of sales in this year’s quarter and were 7.8% of sales in last year’s quarter, and were 7.9% in this year’s six month period and 8.0% of sales last years’ six month period. Administrative expenses were 3.3% of sales this quarter and 3.4% for the six month period as compared to 3.3% of sales last year in the second quarter and 3.4% for the six months.

Operating income increased $1,474,000 or 7% to $23,279,000 in the second quarter and increased $3,224,000 or 8% to $41,639,000 in the first half as a result of the aforementioned items.

Investment income decreased by $301,000 and $495,000 in the second quarter and six months, respectively, due primarily to lower yields on our investments and losses on sales as we have decreased our holdings of mutual funds and reinvested the proceeds into corporate bonds.

The effective income tax rate has been estimated at 35.7% and 36.5% for the quarter this year and last year, respectively and 34.7% and 36.8% for the six months this year and last year, respectively. The effective income tax rate for the three months ended December 26, 2015 has been revised to 33.4% as a result of our early adoption this quarter of Accounting Standards Update NO. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this new standard, $499,000 of first quarter income tax benefit was recognized via a reduction of amounts previously recorded as additional paid in capital upon exercise of stock options. In the current fiscal quarter, we have realized a tax benefit of $89,000 upon similar exercises of stock options. We are estimating an effective income tax rate of approximately 35 1/4-35 1/2% for the year, which includes approximately 3/4 of 1 percentage point decrease because of the above referenced change in accounting.

Net earnings increased $951,000 or 6% in the current three month period to $15,588,000 and were $28,566,000 for the six months this year compared to $25,893,000 for the six month period last year, an increase of 10%.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 26, 2016, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 26, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, formatted in XBRL (extensible Business Reporting Language):

	(i)	Consolidated Balance Sheets,
	(ii)	Consolidated Statements of Earnings,
	(iii)	Consolidated Statements of Comprehensive Income,
	(iv)	Consolidated Statements of Cash Flows and
	(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 25, 2016	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 25, 2016	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer) (Principal Accounting Officer)