Form 10-Q/A
period 2016-03-26
J&J SNACK FOODS CORP
filed 2016-04-28
CIK 785956

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Company inadvertently filed its March 26, 2016 10-Q on April 25, 2016 prior to the interim financial statements being reviewed by its independent registered public accounting firm. This amendment is being filed now that the interim review is complete. Except for changes made to Item 4. Controls and Procedures and the filing of the independent registered public accounting firm’s review report and Exhibit 15, the information contained in the filing on April 25, 2016 has not been changed or updated by this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of J&J Snack Foods, Corp. and subsidiaries (the “Company”), and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, as of March 26, 2016 and for the three-month and six-month periods ended March 26, 2016 and March 28, 2015. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 26, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated November 23, 2015. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 26, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Philadelphia, PA

April 28, 2016

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 26, 2016, that the Company’s disclosure controls and procedures were not effective, solely as a result of the matter discussed more fully in the “Explanatory Note” on page two of this filing,  to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In response to the above referenced matter, the Company has implemented an additional disclosure control which will be to obtain written acknowledgement from the Company’s Independent Registered Accountants that its interim review of the consolidated financial statements is complete prior to filing its Form 10-Q.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 26, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

15	Letter from Independent Registered Public Accounting Firm Regarding Unaudited Interim Financial Information
31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, formatted in XBRL (extensible Business Reporting Language):

	(i)	Consolidated Balance Sheets,
	(ii)	Consolidated Statements of Earnings,
	(iii)	Consolidated Statements of Comprehensive Income,
	(iv)	Consolidated Statements of Cash Flows and
	(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 28, 2016	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 28, 2016	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer) (Principal Accounting Officer)