Form 10-Q
period 2016-06-25
J&J SNACK FOODS CORP
filed 2016-07-28
CIK 785956

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 25, 2016

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

                    Yes                         X     No

As July 20, 2016 there were 18,657,757 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page Number

Part I.	Financial Information

Item l.	Consolidated Financial Statements

	Consolidated Balance Sheets – June 25, 2016 (unaudited) and September 26, 2015	3

	Consolidated Statements of Earnings (unaudited) - Three and Nine Months Ended June 25, 2016 and June 27, 2015	4

	Consolidated Statements of Comprehensive Income (unaudited) – Three and Nine Months Ended June 25, 2016 and June 27, 2015	5

	Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 25, 2016 and June 27, 2015	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Part II.	Other Information

Item 6.	Exhibits	26

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 25,	September 26,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$104,321	$133,689
Marketable securities held to maturity	9,667	-
Accounts receivable, net	114,543	102,649
Inventories	94,906	82,657
Prepaid expenses and other	5,109	6,557
Deferred income taxes	3,332	3,266
Total current assets	331,878	328,818

Property, plant and equipment, at cost
Land	2,496	2,496
Buildings	26,741	26,741
Plant machinery and equipment	225,055	210,728
Marketing equipment	274,371	266,047
Transportation equipment	7,490	6,866
Office equipment	21,739	20,586
Improvements	34,529	28,725
Construction in progress	4,919	9,486
Total Property, plant and equipment, at cost	597,340	571,675
Less accumulated depreciation and amortization	414,872	399,621
Property, plant and equipment, net	182,468	172,054

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	41,895	45,819
Marketable securities held to maturity	96,197	66,660
Marketable securities available for sale	29,440	39,638
Other	2,913	3,504
Total other assets	256,887	242,063
Total Assets	$771,233	$742,935

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$363	$273
Accounts payable	65,866	59,206
Accrued insurance liability	10,705	10,231
Accrued liabilities	5,587	5,365
Accrued compensation expense	14,608	15,318
Dividends payable	7,257	6,723
Total current liabilities	104,386	97,116

Long-term obligations under capital leases	1,327	1,196
Deferred income taxes	43,657	43,789
Other long-term liabilities	813	915

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,618,000 and 18,676,000 respectively	21,756	31,653
Accumulated other comprehensive loss	(13,426)	(10,897)
Retained Earnings	612,720	579,163
Total stockholders' equity	621,050	599,919
Total Liabilities and Stockholders' Equity	$771,233	$742,935

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015

Net Sales	$277,981	$278,724	$730,541	$716,484

Cost of goods sold(1)	185,895	188,328	505,871	498,037
Gross Profit	92,086	90,396	224,670	218,447

Operating expenses
Marketing (2)	23,721	23,201	63,714	62,674
Distribution (3)	19,006	20,429	54,784	55,583
Administrative (4)	8,530	7,910	23,857	22,897
Other general expense	392	45	239	67
Total operating expenses	51,649	51,585	142,594	141,221

Operating Income	40,437	38,811	82,076	77,226

Other income (expense)
Investment income (loss)	981	(53)	3,118	2,579
Interest expense & other	(31)	(34)	(94)	(88)

Earnings before income taxes	41,387	38,724	85,100	79,717

Income taxes	14,596	14,262	29,743	29,362

NET EARNINGS	$26,791	$24,462	$55,357	$50,355

Earnings per diluted share	$1.43	$1.30	$2.95	$2.68

Weighted average number of diluted shares	18,705	18,823	18,765	18,815

Earnings per basic share	$1.44	$1.31	$2.97	$2.70

Weighted average number of basic shares	18,615	18,691	18,646	18,683

(1) Includes share-based compensation expense of $174 and $445 for the three months and nine months ended June 25, 2016, respectively and $134 and $354 for the three months and nine months ended June 27, 2015.

(2) Includes share-based compensation expense of $264 and $673 for the three months and nine months ended June 25,2016, respectively and $201 and $531 for the three months and nine months ended June 27, 2015.

(3) Includes share-based compensation expense of $13 and $35 for the three months and nine months ended June 25, 2016, respectively and $12 and $33 for the three months and nine months ended June 27, 2015.

(4) Includes share-based compensation expense of $228 and $581 for the three months and nine months ended June 25, 2016, respectively and $269 and $707 for the three months and nine months ended June 27, 2015.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015

Net Earnings	$26,791	$24,462	$55,357	$50,355

Foreign currency translation adjustments	(1,387)	(420)	(2,067)	(3,289)
Unrealized holding gain (loss) on marketable securities	640	371	(462)	(1,018)

Total Other Comprehensive Income (loss)	(747)	(49)	(2,529)	(4,307)

Comprehensive Income	$26,044	$24,413	$52,828	$46,048

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 25,	June 27,
	2016	2015
Operating activities:
Net earnings	$55,357	$50,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	25,526	24,013
Amortization of intangibles and deferred costs	4,304	4,445
Share-based compensation	1,735	1,625
Deferred income taxes	(172)	(131)
Loss on sale of marketable securities	582	1,904
Other	493	(255)
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(11,984)	(15,821)
Increase in inventories	(12,478)	(8,052)
Decrease (increase) in prepaid expenses	1,419	(511)
Increase in accounts payable and accrued liabilities	6,566	8,980
Net cash provided by operating activities	71,348	66,552
Investing activities:
Payment for purchases of companies, net of cash acquired	-	(615)
Purchases of property, plant and equipment	(37,221)	(34,180)
Purchases of marketable securities	(41,786)	(16,126)
Proceeds from redemption and sales of marketable securities	11,008	39,968
Proceeds from disposal of property and equipment	1,578	1,322
Other	308	(167)
Net cash used in investing activities	(66,113)	(9,798)
Financing activities:
Payments to repurchase common stock	(15,265)	(2,114)
Proceeds from issuance of stock	3,634	2,174
Payments on capitalized lease obligations	(265)	(176)
Payment of cash dividend	(21,267)	(19,425)
Net cash used in financing activities	(33,163)	(19,541)
Effect of exchange rate on cash and cash equivalents	(1,440)	(2,425)
Net (decrease) increase in cash and cash equivalents	(29,368)	34,788
Cash and cash equivalents at beginning of period	133,689	91,760
Cash and cash equivalents at end of period	$104,321	$126,548

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

The results of operations for the three months ended June 25, 2016 and June 27, 2015 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $655,000 and $304,000 at June 25, 2016 and September 26, 2015, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $8,765,000 and $8,026,000 for the three months ended June 25, 2016 and June 27, 2015, respectively, and for the nine months ended June 25, 2016 and June 27, 2015 was $25,526,000 and $24,013,000, respectively.

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

	Three Months Ended June 25, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$26,791	18,615	$1.44

Effect of Dilutive Securities
Options	-	90	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$26,791	18,705	$1.43

189,170 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 25, 2016.

	Nine Months Ended June 25, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$55,357	18,646	$2.97

Effect of Dilutive Securities
Options	-	119	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$55,357	18,765	$2.95

189,670 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 25, 2016.

	Three Months Ended June 27, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS

Net Earnings available to common stockholders	$24,462	18,691	$1.31

Effect of Dilutive Securities
Options	-	132	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$24,462	18,823	$1.30

	Nine Months Ended June 27, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$50,355	18,683	$2.70

Effect of Dilutive Securities
Options	-	132	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$50,355	18,815	$2.68

Note 5	At June 25, 2016, the Company has three stock-based employee compensation plans. Share-based compensation expense (benefit) was recognized as follows:

	Three months ended		Nine months ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Stock Options	$112	$439	$56	$987
Stock purchase plan	96	77	248	274
Restricted stock issued to an employee	1	1	3	4
Total share-based compensation	$209	$517	$307	$1,265

The above compensation is net of tax benefits	$470	$99	$1,427	$360

Income tax benefit related to share-based compensation for the three months ended December 26, 2015 has been revised to $674,000 from $175,000 as a result of our early adoption as of our fiscal March 2016 quarter of Accounting Standards Update NO. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this new standard, the $499,000 increase of first quarter income tax benefit was recognized via a reduction of amounts previously recorded as additional paid in capital upon exercise of stock options. In the fiscal quarters ended in March 2016 and June 2016, we realized tax benefits of $89,000 and $163,000; respectively, upon similar exercises of stock options.

The Company anticipates that share-based compensation for 2016 will not exceed $800,000 net of tax benefits.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2016 first nine months: expected volatility of 15.9%; risk-free interest rate of 1.2%; dividend rate of 1.4% and expected lives of 5 years.

During the 2016 nine month period, the Company granted 159,170 stock options. The weighted-average grant date fair value of these options was $13.94. During the 2015 nine month period, the Company granted 148,840 stock options. The weighted-average grant date fair value of these options was $15.23.

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

The total amount of gross unrecognized tax benefits is $349,000 and $334,000 on June 25, 2016 and September 26, 2015, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of June 25, 2016 and September 26, 2015, respectively, the Company has $214,000 and $199,000 of accrued interest and penalties.

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

In March 2016, the FASB issued guidance on share based compensation which requires that an entity recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Under current guidance, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, or in the income statement.  This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted.  See Note 5 to these financial statements for a discussion of the impact the adoption of this guidance in our March 2016 quarter had on our consolidated financial statements.

Note 8	Inventories consist of the following:

	June 25,	September 26,
	2016	2015
	(unaudited)
	(in thousands)

Finished goods	$41,991	$34,258
Raw Materials	20,077	17,000
Packaging materials	6,845	5,949
Equipment parts & other	25,993	25,450
Total Inventories	$94,906	$82,657

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

	Three months ended		Nine months ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$44,410	$42,920	$125,943	$124,737
Frozen juices and ices	18,564	19,331	37,850	38,604
Churros	15,819	14,979	43,452	42,568
Handhelds	7,047	5,853	20,371	16,055
Bakery	74,475	79,643	221,500	224,865
Other	8,833	4,522	15,507	9,242
Total Food Service	$169,148	$167,248	$464,623	$456,071

Retail Supermarket
Soft pretzels	$7,136	$7,431	$25,611	$27,460
Frozen juices and ices	26,038	29,421	48,009	52,298
Handhelds	3,813	4,667	11,121	14,115
Coupon redemption	(826)	(811)	(1,911)	(2,811)
Other	852	420	2,143	986
Total Retail Supermarket	$37,013	$41,128	$84,973	$92,048

Frozen Beverages
Beverages	$44,352	$44,990	$102,966	$99,278
Repair and maintenance service	18,398	17,270	53,105	48,303
Machines sales	8,942	7,696	23,911	19,771
Other	128	392	963	1,013
Total Frozen Beverages	$71,820	$70,348	$180,945	$168,365

Consolidated Sales	$277,981	$278,724	$730,541	$716,484

Depreciation and Amortization:
Food Service	$5,777	$5,267	$16,846	$15,782
Retail Supermarket	288	283	862	849
Frozen Beverages	4,095	4,052	12,122	11,827
Total Depreciation and Amortization	$10,160	$9,602	$29,830	$28,458

Operating Income:
Food Service	$24,619	$20,479	$59,041	$51,621
Retail Supermarket	4,266	6,406	7,825	9,607
Frozen Beverages	11,552	11,926	15,210	15,998
Total Operating Income	$40,437	$38,811	$82,076	$77,226

Capital Expenditures:
Food Service	$5,961	$9,315	$19,470	$20,065
Retail Supermarket	140	-	339	62
Frozen Beverages	7,385	6,932	17,412	14,053
Total Capital Expenditures	$13,486	$16,247	$37,221	$34,180

Assets:
Food Service	$563,571	$541,314	$563,571	$541,314
Retail Supermarket	26,110	26,711	26,110	26,711
Frozen Beverages	181,552	174,901	181,552	174,901
Total Assets	$771,233	$742,926	$771,233	$742,926

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 25, 2016 and September 26, 2015 are as follows:

	June 25, 2016		September 26, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$13,072	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	557	592	538
Customer relationships	40,797	36,296	40,797	33,584
License and rights	3,606	2,869	3,606	2,802
TOTAL FOOD SERVICE	$58,067	$39,722	$58,067	$36,924

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	160	160	114
Customer relationships	7,979	1,821	7,979	1,220
TOTAL RETAIL SUPERMARKETS	$15,345	$1,981	$15,345	$1,334

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,678	6,501	6,678	6,075
Licenses and rights	1,601	907	1,601	854
TOTAL FROZEN BEVERAGES	$17,792	$7,606	$17,792	$7,127

CONSOLIDATED	$91,204	$49,309	$91,204	$45,385

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no intangible assets acquired in the three and nine months ended June 25, 2016. Aggregate amortization expense of intangible assets for the three months ended June 25, 2016 and June 27, 2015 was $1,267,000 and $1,332,000, respectively and for the nine months ended June 25, 2016 and June 27, 2015 was $3,924,000 and $4,039,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5,100,000 in 2016, $2,600,000 in 2017, $1,800,000 in 2018, $1,700,000 in 2019 and $1,400,000 in 2020. The weighted average amortization period of the intangible assets is 10.0 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at June 25, 2016	$46,832	$3,670	$35,940	$86,442

Balance at September 26, 2015	$46,832	$3,670	$35,940	$86,442

There was no goodwill acquired in the three and nine months ended June 25, 2016.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 25, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$104,904	$594	$418	$105,080
Certificates of Deposit	960	11	-	971
Total investment securities held to maturity	$105,864	$605	$418	$106,051

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 25, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,987	$-	$884	$13,103
Preferred Stock	16,791	25	479	16,337
Total investment securities available for sale	$30,778	$25	$1,363	$29,440

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $884,000 are spread over 4 funds with total fair market value of $13.1 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The unrealized losses of $479,000 on the Preferred Stock are spread over 12 holdings with fair market value of $14.8 million. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2017 through 2021, with $85 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 25, 2016 and September 26, 2015 are summarized as follows:

	June 25, 2016		September 26, 2015
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$9,667	$9,675	$-	$-
Due after one year through five years	96,197	96,376	63,522	63,010
Due after five years through ten years	-	-	3,138	3,002
Total held to maturity securities	$105,864	$106,051	$66,660	$66,012
Less current portion	9,667	9,675	-	-
Long term held to maturity securities	$96,197	$96,376	$66,660	$66,012

Proceeds from the redemption and sale of marketable securities were $5,624,000 and $11,008,000 in the three and nine months ended June 25, 2016 and $26,367,000 and $39,968,000 in the three and nine months ended June 27, 2015, respectively. Losses of $176,000 and $582,000 were recorded in the three and nine months ended June 25, 2016 and $1,395,000 and $1,904,000 were recorded in the three and nine months ended June 27, 2015, respectively.

We use the specific identification method to determine the cost of securities sold.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 25, 2016			Nine Months Ended June 25, 2016
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Loss on		Foreign Currency	Holding Loss on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(10,701)	$(1,978)	$(12,679)	$(10,021)	$(876)	$(10,897)

Other comprehensive income (loss) before reclassifications	(1,387)	534	(853)	(2,067)	(812)	(2,879)

Amounts reclassified from accumulated other comprehensive income	-	106	106	-	350	350

Ending Balance	$(12,088)	$(1,338)	$(13,426)	$(12,088)	$(1,338)	$(13,426)

	Three Months Ended June 27, 2015			Nine Months Ended June 27, 2015
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Loss on		Foreign Currency	Holding Loss on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(7,501)	$(2,745)	$(10,246)	$(4,632)	$(1,356)	$(5,988)

Other comprehensive income (loss) before reclassifications	(420)	(728)	(1,148)	(3,289)	(2,333)	(5,622)

Amounts reclassified from accumulated other comprehensive income	-	1,099	1,099	-	1,315	1,315

Ending Balance	$(7,921)	$(2,374)	$(10,295)	$(7,921)	$(2,374)	$(10,295)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.39 per share of its common stock payable on July 7, 2016, to shareholders of record as of the close of business on June 15, 2016.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118. In the three months ended June 25, 2016 we purchased and retired 34,052 shares at a cost of $3,506,693 and in the nine months ended June 25, 2016, we purchased and retired 141,700 shares at a cost of $15,265,019. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 47,775 shares remain to be purchased under this authorization.

In the three months ended June 25, 2016 and June 27, 2015 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,387,000 in accumulated other comprehensive loss in the 2016 third quarter and an increase of $420,000 accumulated other comprehensive loss in the 2015 third quarter. In the nine month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $2,067,000 in accumulated other comprehensive loss in the 2016 nine month period and an increase of $3,289,000 in accumulated other comprehensive loss in the 2015 nine month period.

Our general-purpose bank credit line which expires in December 2016 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 25, 2016.

Results of Operations

Net sales decreased $743,000 or about 1/4 of 1% to $277,981,000 for the three months and increased $14,057,000 or 2% to $730,541,000 for the nine months ended June 25, 2016 compared to the three and nine months ended June 27, 2015.

FOOD SERVICE

Sales to food service customers increased $1,900,000 or 1% in the third quarter to $169,148,000 and increased $8,552,000 or 2% for the nine months. Soft pretzel sales to the food service market increased 3% to $44,410,000 in the third quarter and increased 1% to $125,943,000 in the nine months with sales increases and decreases in the third quarter spread among our customers and with sales of $1.2 million under an already ended limited time offer program to a new restaurant chain customer. Soft pretzel sales to restaurant chains were 13% higher compared to last year’s quarter primarily due to the above mentioned sales and for the nine months, soft pretzel sales to restaurant chains were marginally higher than last year.

Frozen juices and ices sales decreased 4% to $18,564,000 in the three months and were down 2% to $37,850,000 in the nine months with lower sales to one customer accounting for the entire decrease in both periods. Churro sales to food service customers increased 6% to $15,819,000 in the third quarter and were up 2% to $43,452,000 for the nine months with sales increases and decreases spread among our customers.

Sales of bakery products decreased $5,168,000 or 6% in the third quarter to $74,475,000 and decreased $3,365,000 or 1% for the nine months. Sales to one customer were down $4.4 million in the quarter compared to last year as the customer added a secondary supplier. We expect sales to this customer to be down approximately $1 million a month through January 2017.

Sales of handhelds increased $1,194,000 or 20% in the quarter with the sales increase split among two customers and $4,317,000 or 27% for the nine months with 90% of the increase coming from sales to one customer. Sales of funnel cake increased $4,463,000 or 109% in the quarter to $8,570,000 and $6,559,000 or 81% to $14,651,000 for the nine months primarily due to increased sales to school food service and to sales of $3.8 million in the third quarter to a new restaurant chain customer. We do not expect additional funnel cake sales to this customer until the second quarter of our fiscal year 2017.

Sales of new products in the first twelve months since their introduction were approximately $14 million in this quarter and $24 million in the nine months. Price increases accounted for approximately $900,000 of sales in the quarter and $6.8 million in the nine months and net volume increases, including new product sales as defined above, accounted for approximately $1.0 million of sales in the quarter and $1.7 in the nine months.

Operating income in our Food Service segment increased from $20,479,000 to $24,619,000 in the quarter and increased from $51,621,000 to $59,041,000 in the nine months. Operating income for both periods benefitted from lower marketing expenses, lower ingredient costs, significantly increased volume of our handhelds and funnel cake products, pricing and more favorable product mix and was hurt by higher group health insurance costs and lower volume of our frozen juices and ices and bakery products.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $4,115,000 or 10% to $37,013,000 in the third quarter and decreased $7,075,000 or 8% to $84,973,000 in the nine months. Soft pretzel sales for the third quarter were down 4% to $7,136,000 with sales increases and decreases spread over our customer base and products and were down 7% to $25,611,000 for the nine months. About one third of the pretzel sales decline in the nine month period was due to the discontinuance of SUPERPRETZEL BAVARIAN Soft Pretzel Bread and lower sales to two customers accounted for roughly 90% of the balance of the decline. Sales of frozen juices and ices decreased $3,383,000 or 11% to $26,038,000 in the third quarter and were down 8% to $48,009,000 for the nine months. Increased trade spending to introduce WHOLE FRUIT Organic juice tubes and new PHILLY SWIRL products and general declines in sales of our existing PHILLY SWIRL products accounted for all of the sales decline in frozen juices and ices in the nine months and over 80% of the decline in the third quarter. PHILLY SWIRL sales were down in both periods primarily because of lower sales to a customer in Canada due to the stronger US dollar, lower sales to one warehouse club store which carried fewer SKUS this year and decreased sales to one retail supermarket customer of a product that is being discontinued. We expect a significant improvement of sales of PHILLY SWIRL products in our fourth quarter compared to last year. Coupon redemption costs, a reduction of sales, which were higher in the first six months a year ago supporting the introduction of the SUPERPRETZEL BAVARIAN Soft Pretzel Bread, were essentially unchanged for the quarter at $826,000 and decreased 32% to $1,911,000 for the nine months. Handheld sales to retail supermarket customers decreased 18% to $3,813,000 in the quarter and decreased 21% to $11,121,000 for the nine months. Roughly 25% of the handhelds sales decline in the quarter and 40% for the nine months resulted from increased trade spending to introduce PILLSBURY mini dessert pies. The balance of the sales decline was spread over our customer base. We expect significant sales in our fourth quarter of our new products, especially OREO Churros and WHOLE FRUIT Organic Juice tubes.

Sales of new products in the third quarter were approximately $2.5 million and were $4.5 million for the nine months. Price increases accounted for approximately $300,000 of sales in the quarter and $1.5 million in the nine months and net volume decreases including new product sales as defined above and net of decreased coupon costs, lowered sales by approximately $4.4 million in this quarter and $8.6 million in the nine months. Operating income in our Retail Supermarkets segment decreased from $6,406,000 to $4,266,000 in the quarter primarily because of approximately $600,000 of increased trade spending related to the introduction of WHOLE FRUIT Organic juice tubes, OREO churros, PILLSBURY mini dessert pies and other new products and sharply lower frozen juices and ices sales volume and decreased from $9,607,000 to $7,825,000 in the nine months primarily because of increased trade spending of $1.8 million for the introduction of new products as mentioned above and lower sales volume offset by $900,000 of lower coupon expenses.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 2% to $71,820,000 in the third quarter and increased 7% to $180,945,000 in the nine month period. Beverage related sales alone were down 1% to $44,352,000 in the third quarter and were up 4% to $102,966,000 in the nine month period.    Gallon sales were essentially unchanged for the three months and were up 5% for the nine month period primarily due to higher sales to movie theaters. Service revenue increased 7% to $18,398,000 in the third quarter and increased 10% to $53,105,000 for the nine month period with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $8,942,000, an increase of 16% from last year’s third quarter and were $23,911,000, or 21% higher than last year, in the nine month period. The approximate number of company owned frozen beverage dispensers was 55,500 and 53,100 at June 25, 2016 and September 26, 2015, respectively. Operating income in our Frozen Beverage segment decreased to $11,552,000 in this quarter and $15,210,000 for the nine months compared to $11,926,000 and $15,998,000 in last years’ periods, respectively. Higher group health insurance costs of about $500,000 and flat gallons volume contributed to the lower operating income for the third quarter and higher group health insurance costs of about $1.1 million and a bad debt write off of $200,000 contributed to the lower operating income in the nine months.

CONSOLIDATED

Gross profit as a percentage of sales was 33.13% in the three month period this year and 32.43% last year. For the nine month period, gross profit as a percentage of sales was 30.75% this year and 30.49% a year ago. For both periods, gross profit percentage benefitted from lower ingredient costs, pricing, increased handhelds and funnel cake business and more favorable product mix in our food service business offset by higher costs in our frozen beverages business and increased trade spending related to the introduction of WHOLE FRUIT Organic juice tubes, OREO churros, PILLSBURY mini dessert pies and new PHILLY SWIRL products in our retail supermarket business, as well as by sharply lower volume in our retail supermarket business.

Total operating expenses were essentially unchanged at $51,649,000 in the third quarter and as a percentage of sales increased from 18.51% percent to 18.58%. For the nine months, operating expenses increased $1,373,000, and as a percentage of sales decreased from 19.71% to 19.51%. Marketing expenses increased to 8.5% of sales in this year’s quarter from 8.3% last year and were 8.7% of sales in both years’ nine months. Distribution expenses were 6.8% of sales in this year’s quarter and were 7.3% of sales in last year’s quarter, and were 7.5% in this year’s nine month period and 7.8% of sales last years’ nine month period. Distribution expenses benefitted this quarter and nine months from lower fuel costs and shipping efficiencies. Administrative expenses were 3.1% of sales this quarter and 3.3% for the nine month period as compared to 2.8% of sales last year in the third quarter and 3.2% for the nine months.

Operating income increased $1,626,000 or 4% to $40,437,000 in the third quarter and increased $4,850,000 or 6% to $82,076,000 for the nine months as a result of the aforementioned items.

Investment income of $981,000 this year compared to a loss of $53,000 last year and was higher by $539,000 in the nine months. Last year’s investment income was reduced by realized losses of $1.4 million and $1.9 million in the three and nine months periods which compares to realized losses of $176,000 and $582,000 in this year’s three and nine months.

The effective income tax rate has been estimated at 35% and 37% for the quarter this year and last year, respectively and 35% and 37% for the nine months this year and last year, respectively. The effective income tax rate for the three months ended December 26, 2015 has been revised to 33.4% as a result of our early adoption in the March 2016 quarter of Accounting Standards Update NO. 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this new standard, $499,000 of first quarter income tax benefit was recognized via a reduction of amounts previously recorded as additional paid in capital upon exercise of stock options. In the March 2016 and June 2016 fiscal quarters, we have realized a tax benefit of $89,000 and $163,000; respectively, upon similar exercises of stock options. We are estimating an effective income tax rate of approximately 35 1/4-35 1/2% for the year, which includes approximately 3/4 of 1 percentage point decrease because of the above referenced change in accounting.

Net earnings increased $2,329,000 or 10% in the current three month period to $26,791,000 and were $55,357,000 for the nine months this year compared to $50,355,000 for the nine month period last year, an increase of 10%.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 25, 2016, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 25, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

99.5	&	Certification Pursuant to the 18 U.S.C.
99.6		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		The following financial information from J & J Snack Foods Corp.'s Quarterly Report on Form 10-Q forthe quarter ended June 25, 2016, formatted in XBRL
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

J & J SNACK FOODS CORP.

Dated: July 28, 2016	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 28, 2016	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)