Form 10-K
period 2016-09-24
J&J SNACK FOODS CORP
filed 2016-11-22
CIK 785956

Simple ingredients...

ICEE
SUPERPRETZEL
SOFT PRETZELS

J&J SNACK FOODS CORP.

2016 Annual Report

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

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our three business groups are Food Service, Frozen Beverages and Retail Supermarket. Each contributed to our 45th consecutive year of record sales in fiscal 2016. As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
					(In thousands except per share data)					
Net Sales	$ 992,781	$ 976,256	$ 919,451	$ 867,683	$ 830,796	$ 744,071	$ 696,703	$ 653,047	$ 629,359	$ 568,901
Net Earnings	$ 75,975	$ 70,183	$ 71,814	$ 64,381	$ 54,118	$ 55,063	$ 48,409	$ 41,312	$ 27,908	$ 32,112
Total Assets	$ 790,487	$ 742,935	$ 704,773	$ 645,661	$ 603,044	$ 550,816	$ 483,994	$ 439,827	$ 408,408	$ 380,288
Long-Term Debt	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___
Capital Leases	$ 1,600	$ 1,469	$ 520	$ 347	$ 687	$ 801	$ 863	$ 381	$ 474	$ 565
Stockholders' Equity	$ 637,974	$ 599,919	$ 562,518	$ 516,565	$ 475,487	$ 432,388	$ 380,575	$ 342,844	$ 316,778	$ 295,582
Common Share Data										
EPS-Diluted	$ 4.05	$ 3.73	$ 3.82	$ 3.41	$ 2.86	$ 2.93	$ 2.59	$ 2.21	$ 1.47	$ 1.69
Book Value/Share	$ 34.17	$ 32.12	$ 30.14	$ 27.66	$ 25.32	$ 23.09	$ 20.58	$ 18.51	$ 16.90	$ 15.80
Shares Outstanding	$ 18,668	$ 18,676	$ 18,663	$ 18,677	18,780	18,727	18,491	18,526	18,748	18,702
Dividends/Share	$ 1.56	$ 1.44	$ 1.28	$ 0.64	$ 0.52	$ .47	$ .43	$ .39	$ .37	$ .34

All share amounts reflect the 2-for-1 stock split effective January 5, 2006.

NET SALES (In Thousands)

$568,901
$629,3,59
$653,047
$696,703
$744,071
$830,796
$ 867,683
$ 919,451
$ 976,256
$ 992,781
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16

NET EARNINGS (In Thousands)

$32,112
$27,908
$41,312
$48,409
$55,063
$54,118
$64,381
$71,814
$ 70,183
$ 75,975
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16

STOCKHOLDERS' EQUITY (In Thousands)

$295,582
$316,778
$342,844
$380,575
$432,388
$475,487
$516,565
$562,518
$599,919
$637,974
'07
'08
'09
'10
'11
'12
'13
'14
'15
'16

PRESIDENT'S LETTER

TO OUR SHAREHOLDERS AND FRIENDS:

2016 was a stark reminder of our basic philosophy of niche products, low cost producer and effective distribution.

FISCAL YEAR 2016 RESULTS IN BRIEF

- Sales increased 2% overall to $992.8 million
- Earnings increased 8% to $76.0 million
- Earnings per share rose to $4.05 from $3.73 of a year ago
- Operating income increased 2% to $112.8 million

OUR CRITERIA - OUR STRENGTHS

Our basic simple business philosophy in building our business:

- Niche products sold to the masses
- Low cost producer
- Dominate the marketing and distribution channels

To this end we are reminded that **simple ingredients** can become extraordinary products. **Simple ingredients** complimented by EXACTING formula and passionate people become leading products…Leading to increased sales and profits in our business segments. The literal interpretation of simple ingredients including flour, yeast, oats, sugar, water and fruits become:

- Soft Pretzels
- Frozen carbonated beverages
- Churros
- Bakery products - including cookies

In the broader interpretation, **simple ingredients** complemented by our people and our core strategies, provide a solid base for continued growth.

KEY HIGHLIGHTS AND LOWLIGHTS FROM 2016

- ICEE sales increased 7%↑
- Our frozen carbonated beverage business led by ICEE had another outstanding year. Beverage gallon sales alone were up a healthy 6% led by strong sales to the theatre and entertainments channel.
- Service revenue to others (ICEE Service) was up by 8% as this area of our beverage business continues to grow. ICEE remains the leading brand in the frozen carbonated beverage universe and, together with our other brands ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE, today owns and services over 50,000 machines in North America.

FOOD SERVICE

Overall sales in Food Service increased only 1% in fiscal 2016. A combination of unrelated factors contributed to this lower than normal growth. Although sales of funnel cake products were up sharply, soft pretzel sales were only modestly higher.

Our sales of bakery products suffered a decline in sales primarily from one customer's decision to add a secondary supplier. In addition, product quality issues in our Country Home cookie business further impacted our performance. We are confident that the changes we made in our operations management in connection with our Country Home business have resolved these issues.

RETAIL SUPERMARKETS ↓

Sales decreased 5% in our grocery business which offset impressive sales of our recently introduced OREO Churros. An increase in trade spending and slotting costs introducing new products had a negative impact on our financial performance.

IN CLOSING

Our future remains bright with new products, new customers and new channels of distribution driven by an outstanding and dedicated team of employees who share our unique culture. Niche products, with new creations every year. Low cost producer with studied and implemented efficiencies added to our "CAN DO" list. And finally, expanded marketing and distribution channels. As stated before, we are and will remain conservative with our discipline and liberal with our thinking. We are strong, healthy and well positioned for today and the future.

Sincerely,

Gerald B. Shreiber

ICEE
OREO
Churros
BRAUHAUS
PRETZEL
Bavarian

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2016

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

Large accelerated filer (X)              Accelerated filer (  )

Non-accelerated filer (  )     Smaller reporting company (  )

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X_

As of November 8, 2016, the latest practicable date, 18,682,723 shares of the Registrant’s common stock were issued and outstanding. The aggregate market value of shares held by non-affiliates of the Registrant on such date was $1,568,251,219 based on the last sale price on March 24, 2016 of $105.48 per share. March 24, 2016 was the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 15, 2017 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2016 FORM 10-K ANNUAL REPORT

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

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 20% of the Company’s revenue in fiscal year 2016, 21% in 2015 and 22% in 2014.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 12% of the Company’s revenue in fiscal year 2016, 13% in 2015 and 12% in 2014.

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

Churros

The Company’s churros are sold primarily under the TIO PEPE’S, CALIFORNIA CHURROS and OREO brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2016, 6% in 2015 and 6% in 2014. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 4% of the Company’s sales in fiscal year 2016, 4% in 2015 and 5% in 2014.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S and DADDY RAY’S brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 30% of the Company’s sales in fiscal year 2016, 31% in 2015 and 31% in 2014.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 15% of revenue in fiscal year 2016, 15% in 2015 and 14% in 2014.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment, revenue from both totaled to 10% of sales in 2016, 9% in 2015 and 9% in 2014.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors, built new or rebuilt by the Company.

The Company provides managed service and/or products to approximately 119,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to the entire continental United States (except for portions of nine states) as well as internationally.

Other Products

Other products sold by the Company include funnel cakes sold under the FUNNEL CAKE FACTORY brand name and smaller amounts of various other food products. These products are sold in the Food Service and Frozen Beverages segments.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 43% and 43% of our sales during fiscal years 2016, 2015 and 2014, respectively, with our largest customer accounting for 8% of our sales in 2016, 8% of our sales in 2015 and 8% of our sales in 2014. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, ICEE Squeeze-Up Tubes, PATIO burritos and OREO Churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 100 food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Brooklyn, New York; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; and Holly Ridge, North Carolina. Frozen beverages and machine parts are distributed from 161 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

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

Competition

Snack food and bakery products markets are highly competitive. The Company’s principal products compete against similar and different food products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than the Company. As the soft pretzel, frozen juice treat and dessert, bakery products and related markets evolve, additional competitors and new competing products may enter the markets. Competitive factors in these markets include product quality, customer service, taste, price, identity and brand name awareness, method of distribution and sales promotions.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $27,075,000, $25,313,000 and $23,633,000 in fiscal years 2016, 2015 and 2014, respectively. At September 24, 2016, the total assets of our foreign operations were approximately $29 million or 3.7% of total assets. At September 26, 2015, the total assets of our foreign operations were approximately $28 million or 3.8% of total assets.

Employees

The Company has about 3,600 full and part time employees and approximately 1,500 workers employed by staffing agencies as of September 24, 2016.  About 1,000 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

Risks Resulting from Several Large Customers

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 43% and 43% of our sales during fiscal years 2016, 2015 and 2014, respectively, with our largest customer accounting for 8% of our sales in 2016, 8% of our sales in 2015 and 8% of our sales in 2014. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $27,075,000, $25,313,000 and $23,633,000 in fiscal years 2016, 2015 and 2014, respectively. At September 24, 2016, the total assets of our foreign operations were approximately $29 million or 3.7% of total assets. At September 26, 2015, the total assets of our foreign operations were approximately $28 million or 3.8% of total assets.

Risks associated with our information technology systems

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, manufacturing, order entry and fulfillment, and other business processes. The failure of our information technology systems (including those provided to us by third parties) to perform as we anticipate could disrupt our business and could result in billing, collecting, and ordering errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of customer, consumer or other confidential data), and viruses. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

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

The Company leases a 22,000 square foot soft pretzel manufacturing facility located in Brooklyn, New York. The lease runs through August 2023. The facility operates at about 60% of capacity.

The Company leases through June 2030 a 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 55% of capacity.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2020. The facility operates at about 60% of capacity.

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility and a 42,000 square foot dry storage warehouse located on six acres in Scranton, Pennsylvania. The manufacturing facility operates at approximately 60% of capacity.

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2017. The facility operates at approximately 50% of capacity.

The Company leases a 48,000 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2019. The facility operates at approximately full capacity. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2021.

The Company leases an 18,000 square foot soft pretzel manufacturing facility located in Chambersburg, Pennsylvania. The lease runs through September 2019. The facility operates at approximately 35% of capacity.

The Company’s fresh bakery products manufacturing facility and offices are located in Bridgeport, New Jersey in three buildings totaling 133,000 square feet. The buildings are leased through December 2025. The manufacturing facility operates at approximately 65% of capacity.

The Company owns a 165,000 square foot fig and fruit bar manufacturing facility located on 9-1/2 acres in Moscow Mills (St. Louis), Missouri. The facility operates at about 50% of capacity.

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings. The building is approximately 14,000 square feet and the lease runs through December 2017. The manufacturing facility operates at approximately 70% of capacity.

The Company owns an 84,000 square foot handheld products manufacturing facility in Holly Ridge, North Carolina which operates at about 45% of capacity.

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon which operates at about 30% of capacity. The facility is leased through May 13, 2021.

The Company leases a 39,000 square foot frozen juice treat and dessert manufacturing facility in Tampa, Florida which operates at about 70% of capacity. The facility is leased through September 2023.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 26, 2015 and September 24, 2016.

	Common Stock Market Price
			Dividend
	High	Low	Declared

Fiscal 2015
First quarter	$112.74	$90.71	$0.3600
Second quarter	115.63	96.53	0.3600
Third quarter	113.94	102.11	0.3600
Fourth quarter	119.99	104.63	0.3600

Fiscal 2016
First quarter	$125.62	$110.76	$0.3900
Second quarter	119.99	102.90	0.3900
Third quarter	113.93	97.73	0.3900
Fourth quarter	125.18	111.04	0.3900

As of September 24, 2016, we had approximately 15,400 beneficial shareholders.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019. In our first quarter, we purchased and retired 27,083 shares at a cost of $3,115,439. In our second quarter, we purchased and retired 80,565 shares at a cost of $8,642,887. In our third quarter, we purchased and retired 34,052 shares at a cost of $3,506,693. We did not purchase and retire any shares in our fourth quarter.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729.

On November 8, 2012 the Company’s Board of directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 47,775 shares remain to be purchased under that authorization.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

Item 6.  Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2014, 2015 and 2016.

	Fiscal year ended in September
	(In thousands except per share data)

	2016	2015	2014	2013	2012

Net Sales	$992,781	$976,256	$919,451	$867,683	$830,796
Net Earnings	$75,975	$70,183	$71,814	$64,381	$54,118
Total Assets	$790,487	$739,669	$704,773	$645,661	$603,044
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$1,600	$1,469	$520	$347	$687
Stockholders' Equity	$637,974	$599,919	$562,518	$516,565	$475,487
Common Share Data
Earnings Per Diluted Share	$4.05	$3.73	$3.82	$3.41	$2.86
Earnings Per Basic Share	$4.07	$3.76	$3.85	$3.43	$2.87
Common Shares Outstanding At Year End	18,668	18,676	18,663	18,677	18,780
Cash Dividends Declared Per Common Share	$1.56	$1.44	$1.28	$0.64	$0.52

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

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, cash flow and valuation assumptions in performing asset impairment tests of long-lived and intangible assets, estimates of the value and useful lives of intangible assets, insurance reserves, inventories and income taxes.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data and various other estimates we believe to be reasonable. A description of the aforementioned policies follows:

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are estimated primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment. We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14.3 million at September 24, 2016 and $11.7 million at September 26, 2015.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $525,000, $310,000 and $161,000 for the fiscal years 2016, 2015 and 2014, respectively. At September 24, 2016 and September 26, 2015, our accounts receivables were $98,325,000 and $102,649,000 net of an allowance for doubtful accounts of $571,000 and $304,000.

Asset Impairment – We have three reporting units with goodwill totaling $86,442,000 as of September 24, 2016. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 24, 2016 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,500 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 24, 2016 and September 26, 2015 was $1,719,000 and $1,659,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2016 and 2015 was $1,900,000 and $2,800,000 respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $8,200,000 and $8,200,000 at September 24, 2016 and September 26, 2015, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2016 and September 26, 2015, we had outstanding letters of credit totaling $8,675,000 and $9,075,000, respectively.

Inventories - Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.  We recognize abnormal amounts of idle facilities, freight, handling costs, and spoilage as charges of the current period.  Additionally, we allocate fixed production overhead to inventories based on the normal capacity of our production facilities.  We calculate normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. This requires us to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high).  In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production is not increased.  However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost.

Income Taxes - We account for our income taxes under the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse.  Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Refer to Note A to the accompanying consolidated financial statements for additional information on our accounting policies.

RESULTS OF OPERATIONS:

Fiscal 2016 (52 weeks) Compared to Fiscal Year 2015 (52 weeks)

Net sales increased $16,525,000, or 2%, to $992,781,000 in fiscal 2016 from $976,256,000 in fiscal 2015.

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

FOOD SERVICE

Sales to food service customers increased $4,894,000 or less than 1%, to $621,529,000 in fiscal 2016. Soft pretzel sales to the food service market increased 1% to $170,155,000 for the year with sales increases and decreases throughout our customer base. Soft pretzel sales to restaurant chains were about the same this year and last year. Frozen juice bar and ices sales decreased $2,656,000, or 5%, to $51,798,000 for the year due primarily to lower sales to two customers. Churro sales to food service customers were up 1% to $57,318,000 for the year with sales increases and decreases throughout our customer base. Sales of bakery products decreased $6,617,000, or 2%, for the year with sales to one customer down $7.0 million as the customer added a secondary supplier. Handheld sales to food service customers were up 26% to $27,427,000 in 2016 with sales increases to one customer accounting for about 80% of the increase. Sales of funnel cake increased $7,000,000, or 57% to $19,179,000 due primarily to increased sales to school food service and $4.0 million of sales to a new restaurant chain customer. Sales of new products in the first twelve months since their introduction were approximately $32 million for the year. Price increases accounted for approximately $5 million of sales for the year and net volume, including new product sales as defined above, was essentially unchanged from last year. Operating income in our Food Service segment increased from $75,286,000 in 2015 to $76,539,000 in 2016. Operating income for the year benefitted from lower marketing expenses, lower ingredient costs, significantly increased volume of our handhelds and funnel cake products, pricing and more favorable product mix and was hurt by higher group health insurance costs and lower volume of our frozen juices and ices and bakery products. However, operating income in the fourth quarter decreased from $23,665,000 in 2015 to $17,498,000 in 2016 primarily because of a 2% decline in sales and higher manufacturing expenses.  We anticipate that these issues will continue to affect us into the first quarter of fiscal year 2017. Additionally, approximately 1/4 of the decrease of $6,167,000 in operating income resulted from costs related to certain bakery products that were withdrawn from the market due to quality issues.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $5,788,000 or 5% to $117,589,000 in fiscal year 2016. Soft pretzel sales to retail supermarkets were $33,279,000 compared to $35,727,000 in 2015, a decrease of 7%. About 1/2 of the pretzel sales decline was due to the discontinuance of SUPERPRETZEL BAVARIAN Soft Pretzel bread which was introduced in 2015. Sales of frozen juices and ices decreased $3,250,000 or 5% to $68,924,000. Increased trade spending to introduce WHOLE FRUIT Organic juice tubes and new PHILLY SWIRL products and general declines in sales of our existing PHILLY SWIRL products accounted for all of the sales decline in frozen juices and ices.  PHILLY SWIRL sales were down primarily because of lower sales to a customer in Canada due to the stronger US dollar, lower sales to one warehouse club store which carried fewer SKUS this year and decreased sales to one retail supermarket customer of a product that is being discontinued.  Although sales were down for the year, PHILLY SWIRL sales were marginally higher in the fourth quarter.  Coupon redemption costs, a reduction of sales, which were higher in the first six months a year ago supporting the introduction of the SUPERPRETZEL BAVARIAN Soft Pretzel Bread, decreased 6% to $4,430,000 for the year.  Handheld sales to retail supermarket customers decreased 19% to $15,347,000 for the year.  Roughly 37% of the handhelds sales decline in the year resulted from increased trade spending to introduce PILLSBURY mini dessert pies.  The balance of the sales decline was spread over our customer base.  Sales of OREO churros, introduced this year, were approximately $4.0 million for the year, with about ½ of the sales coming in the fourth quarter.

Sales of new products in the first twelve months since their introduction were approximately $8 million in fiscal year 2016. Price increases accounted for approximately $2 million of sales for the year but higher trade spending of $6 million and volume decreases of $2 million resulted in an overall sales decline of $5.7 million. Operating income in our Retail Supermarkets segment decreased from $11,020,000 to $9,618,000 for the year primarily because of approximately $2 million of increased trade spending related to the introduction of WHOLE FRUIT Organic juice tubes, OREO churros, PILLSBURY mini dessert pies and other new  products and lower soft pretzels and frozen juices and ices sales volume. However, operating income in the fourth quarter increased from $1,413,000 in 2015 to $1,793,000 in 2016 primarily because of a 4% increase in overall sales.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 7% to $253,663,000 in fiscal 2016. Beverage sales alone increased 5% to $150,118,000 for the year with increases and decreases throughout our customer base. Gallon sales were up 6% in our base ICEE business, with sales to movie theaters accounting for about 3/4 of the increase. Service revenue increased 8% to $71,123,000 for the year with sales increases and decreases spread throughout our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, increased from $26,413,000 in 2015 to $31,155,000 in 2016. The estimated number of Company owned frozen beverage dispensers was 52,000 and 49,000 at September 24, 2016 and September 26, 2015, respectively. Operating income in our Frozen Beverage segment increased from $24,582,000 in 2015 to $26,653,000 in 2016 due primarily to higher sales in all areas of the business.

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

Gross profit as a percentage of sales decreased to 30.67% in 2016 from 30.82% in 2015. Gross profit percentage benefitted from lower ingredient costs, pricing and increased food service handhelds and funnel cake business which was more than offset by higher costs in our frozen beverages business and increased trade spending related to the introduction of WHOLE FRUIT Organic juice tubes, OREO churros, PILLSBURY mini dessert pies and new PHILLY SWIRL products in our retail supermarket business, as well as by lower volume in most of our food service segment and in our retail supermarket business and the product withdrawal in our food service segment mentioned previously.

Total operating expenses increased $1,655,000 to $191,657,000 in fiscal 2016 and as a percentage of sales decreased to 19.31% of sales from 19.46% in 2015. Marketing expenses were 8.66% and 8.72% of sales in 2016 and 2015, respectively. Distribution expenses as a percent of sales decreased to 7.36% from 7.60% in 2015 due in part to lower fuel costs and shipping efficiencies. Administrative expenses were 3.25% and 3.16% of sales in 2016 and 2015, respectively. Other general expense of $281,000 this year compared to other general income of $207,000 in 2015.

Operating income increased $1,922,000 or 2% to $112,810,000 in fiscal year 2016 as a result of the aforementioned items.

Our investments generated before tax income of $4.1 million this year, up from $1.2 million last year as sales of our mutual fund investments, net of capital gain distributions, generated a realized loss of $598,000 this year compared to a realized loss of $3.9 million last year.   Although we recognized losses as we decreased our investments in mutual funds, our overall return on the mutual funds has been positive since we first made the investments in October 2012. We have reduced our investments in mutual funds over the past year to $13 million at September 2016 from $19 million at September 2015 and $128 million at September 2014. The remaining unrealized losses of $520,000 are spread over 4 funds with total fair market value of $12.5 million. The remaining mutual funds presently generate income of 4.9 % per year. We have invested $17 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.5%, of which 70% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $103 million in corporate bonds which generate fixed income to maturity dates in 2017 through 2021, with $67 million maturing prior to the end of our fiscal year 2018. The bonds presently generate income of about 2.2% per year. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The effective income tax rate decreased to 35.0% from 37.3% last year because the realized losses on sales of our mutual fund investments in 2015 and 2016 are not deductible as we do not have capital gains to offset the losses and our income tax expense for 2016 benefitted by $885,000 related to share base compensation (see Note A13). We expect the effective income tax rate for 2017 to be between 35% and 35-1/2%.

Net investment after tax income for the year of $2.7 million, or $.14 per share, compared to last year’s net investment after tax loss of $516,000, or $.03 per share.

Net earnings increased $5,792,000 or 8%, in fiscal 2016 to $75,975,000, or $.32 per diluted share as a result of the aforementioned items.

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

Excluding sales of PHILLY SWIRL, which was acquired in the third quarter of fiscal 2014, through April of this year, sales increased approximately 5% for the year.

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

In May 2014, we acquired the stock of Philly’s Famous Water Ice, Inc. (PHILLY SWIRL). PHILLY SWIRL, located in Tampa, FL, produces frozen novelty products sold primarily to retail supermarket locations throughout the United States and to Canada with annual sales approximating $25 million.  The allocation of the purchase price of $17.4 million is $4.0 million to working capital, $1.2 million to property, plant and equipment, $11.1 million to intangible assets, $1.8 million to goodwill, $4.0 million to deferred tax assets and $95,000 to other assets and $4.8 million to deferred tax liabilities. Sales of PHILLY SWIRL from the acquisition date to September 26, 2015 were $12.6 million and are included in the retail supermarket segment.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the accompanying consolidated financial statements from their respective acquisition dates.

LIQUIDITY AND CAPITAL RESOURCES

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, our current cash and cash equivalent balances and our investment securities is sufficient to fund future growth and expansion. See Note C to our financial statements for a discussion of our investment securities.

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $3,065,000 in accumulated other comprehensive loss in 2016, an increase of $5,389,000 in accumulated other comprehensive loss in 2015 and an increase of $929,000 in accumulated other comprehensive loss in 2014. In 2016, sales of the two subsidiaries were $27,075,000 as compared to $25,313,000 in 2015 and $23,633,000 in 2014.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019. In our first quarter, we purchased and retired 27,083 shares at a cost of $3,115,439. In our second quarter, we purchased and retired 80,565 shares at a cost of $8,642,887. In our third quarter, we purchased and retired 34,052 shares at a cost of $3,506,693. We did not purchase and retire any shares in our fourth quarter.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729.

In November 2016, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 24, 2016 or at September 26, 2015. The significant financial covenants are:

●	Tangible net worth must initially be more than $465 million.

●	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 24, 2016.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2016 and 2015 was $1,900,000 and $2,800,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2016 and September 26, 2015, we had outstanding letters of credit totaling $8,575,000 and $9,075,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt,including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	1,600	365	638	528	69
Purchase commitments	75,000	73,500	1,500	-	-
Operating leases	65,475	13,351	21,134	11,744	19,246
Total	$142,075	$87,216	$23,272	$12,272	$19,315

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2016 Compared to Fiscal 2015

Cash and cash equivalents and marketable securities held to maturity and available for sale increased $34,401,000, or 14%, to $274,388,000 from a year ago for reasons described below.

Accounts receivables, net decreased $4,324,000, or 4%, to $98,325,000 in 2016 because of lower sales in this year’s September month and timing of collections. Inventories increased $6,027,000 or 7% to $88,684,000 in 2016 due to sluggish September sales this year and changes in product mix.

Prepaid expenses and other increased to $13,904,000 from $6,557,000 last year due primarily to an increase in prepaid income taxes as a result of adopting bonus depreciation.

Net property, plant and equipment increased $12,159,000 to $184,213,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets. Purchases of property, plant and equipment were $48,709,000 in 2016 and $48,641,000 in 2015.

Goodwill remained at $86,442,000 because there was no goodwill acquired in acquisitions and no impairment charges.

Other intangible assets, less accumulated amortization decreased $4,000,000 to $41,819,000 due to amortization of $5,078,000 during the year, offset by $1,078,000 paid for the acquisition of the HEARTBAR brand in the food service segment.

Marketable securities available for sale and held to maturity increased by $27,438,000 to $133,736,000 as we reinvested proceeds from the 2015 sales of our mutual funds investments.

Accounts Payables increased 5% to $62,026,000 from $59,206,000.

Accrued insurance liability was essentially unchanged at $10,119,000 as our estimates for incurred but not yet paid claims under our group insurance and insurance liability programs remained about the same as at September 2015.

Accrued compensation expense increased 7% to $16,340,000 due to an increase in our employee base and a general increase in the level of pay rates.

Dividends payable increased to $7,280,000 as our quarterly dividend payment increased to $.39/share from $.36/share.

Deferred income tax liabilities increased $7,663,000 to $48,186,000 from $40,523,000 because of increased liabilities related to depreciation of property and equipment.

Other long-term liabilities include $354,000 of gross unrecognized tax benefits at September 24, 2016 and $334,000 at September 26, 2015.

Common stock decreased $6,321,000 to $25,332,000 in 2016 because repurchases of our common stock of $15,265,000 exceeded increases totaling $8,945,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities increased $17,304,000 to $121,225,000 in 2016 primarily because of an increase in net earnings of $5,792,000, a reduction of accounts receivable of $3,571,000 in 2016 compared to an increase of $3,123,000 in 2015, an increase of accounts payable and accrued liabilities of $3,888,000 compared to $287,000 in 2015 and an increase in deferred income taxes of $7,700,000, as well as by higher depreciation of fixed assets of $2,180,000 in 2016.

Net cash used in investing activities increased $46,111,000 to $74,602,000 in 2016 from $28,491,000 in 2015 primarily because purchases of marketable securities, net of proceeds, was $28,562,000 in 2016 compared to proceeds from marketable securities, net of purchases, of $19,877,000, in 2015. We reduced our holdings of mutual funds in 2015 by $109 million.

Net cash used in financing activities of $29,745,000 in 2015 increased to $37,573,000 in 2016 primarily because of increased dividend payments of $2,369,000 and increased repurchases of common stock of $7,254,000.

In 2016, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, changes in accounts receivable and accounts payable, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are purchases of companies and proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 24, 2016, we may borrow in the future depending on our needs.

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

Deferred income tax liabilities decreased $1,031,000 to $43,789,000 from $44,820,000.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 24, 2016, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 24, 2016, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 24, 2016, because it does not believe its foreign exchange exposure is significant.

Item 8.  Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 24, 2016. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 24, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 24, 2016, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 24, 2016.  Their report, dated November 21, 2016, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.  Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 15, 2017 (“2016 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2016 Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on February 15, 2017 is incorporated herein by reference.

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

Item 11.  Executive Compensation

Information concerning executive compensation appearing in the Company’s 2016 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 15, 2017 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	74	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	60	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Robert M. Radano	67	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	57	President of The ICEE Company Subsidiary
Gerard G. Law	42	Senior Vice President and Assistant to the President
Robert J. Pape	59	Senior Vice President Sales

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

Item 12.   Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 24, 2016.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a) )

Equity compensation plans approved by security holders	674,000	$84.90	674,000

Equity compensation plans not approved by security holders	-	-	-

Total	674,000	$84.90	674,000

Item 13.   Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2016 Proxy Statement is incorporated herein by reference.

Item 14.   Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2016 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits

3.1	Amended and Restated Certificate of Incorporation filed February 28, 1990 (Incorporated by reference from the Company’s Form 10-Q dated May 4, 1990).

3.2	Revised Bylaws adopted November 19, 2013 (Incorporated by reference from the Company’s Form 10-K dated November 26, 2013).

4.3	Amended and Restated Loan Agreement dated December 1, 2006 by and among J & J Snack Foods Corp. and Certain of its Subsidiaries and Citizens Bank of Pennsylvania, as Agent (Incorporated by reference from the Company’s Form 10-K dated December 6, 2006).

4.4	First Amendment and Modification to Amendment and Restated Loan Agreement (Incorporated by reference from the Company’s Form 10-K dated December 7, 2011).

4.5**	Fourth Amendment and Modification to Amendment and Restated Loan Agreement.

10.2*	J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 21, 2011).

10.8*	J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).

14.1	Code of Ethics Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference from the Company’s 10-Q dated July 20, 2004).

21.1**	Subsidiaries of J & J Snack Foods Corp.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**	The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 24, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows,
(v)	Consolidated Statement of Changes in Stockholders' Equity and
(vi)	The Notes to the Consolidated Financial Statements

_____________

*Compensatory Plan

**Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

November 21, 2016	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 21, 2016	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

November 21, 2016	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)

November 21, 2016	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 21, 2016	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 21, 2016	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and subsidiaries (the “Company”) as of September 24, 2016 and September 26, 2015, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 24, 2016 (52 weeks, 52 weeks and 52 weeks, respectively). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We have also audited the internal control over financial reporting of the Company as of September 24, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 24, 2016 and September 26, 2015, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 24, 2016 (52 weeks, 52 weeks and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 21, 2016

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 24,	September 26,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$140,652	$133,689
Marketable securities held to maturity	13,539	-
Accounts receivable, net	98,325	102,649
Inventories	88,684	82,657
Prepaid expenses and other	13,904	6,557
Total current assets	355,104	325,552

Property, plant and equipment, at cost	605,045	571,675
Less accumulated depreciation and amortization	420,832	399,621
Property, plant and equipment, net	184,213	172,054

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	41,819	45,819
Marketable securities held to maturity	90,732	66,660
Marketable securities available for sale	29,465	39,638
Other	2,712	3,504
Total other assets	251,170	242,063
Total Assets	$790,487	$739,669

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$365	$273
Accounts payable	62,026	59,206
Accrued insurance liability	10,119	10,231
Accrued liabilities	6,161	5,365
Accrued compensation expense	16,340	15,318
Dividends payable	7,280	6,723
Total current liabilities	102,291	97,116

Long-term obligations under capital leases	1,235	1,196
Deferred income taxes	48,186	40,523
Other long-term liabilities	801	915

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,668,000 and 18,676,000 respectively	25,332	31,653
Accumulated other comprehensive loss	(13,415)	(10,897)
Retained Earnings	626,057	579,163
Total stockholders' equity	637,974	599,919
Total Liabilities and Stockholders' Equity	$790,487	$739,669

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

	Fiscal Year Ended

	September 24,	September 26,	September 27,
	2016	2015	2014
	(52 weeks)	(52 weeks)	(52 weeks)

Net Sales	$992,781	$976,256	$919,451
Cost of goods sold (1)	688,314	675,366	631,874
Gross Profit	304,467	300,890	287,577

Operating expenses
Marketing (2)	85,963	85,160	78,632
Distribution (3)	73,114	74,158	71,159
Administrative (4)	32,299	30,891	29,784
Other general expense (income)	281	(207)	1,154
Total operating expenses	191,657	190,002	180,729
Operating Income	112,810	110,888	106,848

Other income (expenses)
Investment income	4,132	1,157	4,473
Interest expense & other	(123)	(126)	(115)

Earnings before income taxes	116,819	111,919	111,206

Income taxes	40,844	41,736	39,392

NET EARNINGS	$75,975	$70,183	$71,814

Earnings per diluted share	$4.05	$3.73	$3.82

Weighted average number of diluted shares	18,769	18,819	18,807

Earnings per basic share	$4.07	$3.76	$3.85

Weighted average number of basic shares	18,649	18,685	18,677

(1)	Includes share-based compensation expense of $609 for the year ended September 24, 2016, $471 for the year ended September 26, 2015 and $466 for the year ended September 27, 2014.
(2)	Includes share-based compensation expense of $924 for the year ended September 24, 2016, $709 for the year ended September 26, 2015 and $673 for the year ended September 27, 2014.
(3)	Includes share-based compensation expense of $48 for the year ended September 24, 2016, $44 for the year ended September 26, 2015 and $42 for the year ended September 27, 2014.
(4)	Includes share-based compensation expense of $794 for the year ended September 24, 2016, $942 for the year ended September 26, 2015 and $895 for the year ended September 27, 2014.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
	(52 weeks)	(52 weeks)	(52 weeks)

Net Earnings	$75,975	$70,183	$71,814

Foreign currency translation adjustments	(3,065)	(5,389)	(929)
Unrealized holding (loss) gain on marketable securities	(8)	(2,607)	505
Amount reclassified from accumulated other comprehensive income	555	3,087	366
Total Other Comprehensive Loss, net of tax	(2,518)	(4,909)	(58)

Comprehensive Income	$73,457	$65,274	$71,756

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 29, 2013	18,677	$34,516	$(5,930)	$487,979	$516,565
Issuance of common stock upon exercise of stock options	52	2,227	-	-	2,227
Issuance of common stock for employee stock purchase plan	16	1,102	-	-	1,102
Foreign currency translation adjustment	-	-	(929)	-	(929)
Unrealized holding gain on marketable securities	-	-	871	-	871
Issuance of common stock under deferred stock plan	-	34	-	-	34
Dividends declared	-	-	-	(23,908)	(23,908)
Share-based compensation	-	2,247	-	-	2,247
Repurchase of common stock	(82)	(7,505)	-	-	(7,505)
Net earnings	-	-	-	71,814	71,814

Balance at September 27, 2014	18,663	$32,621	$(5,988)	$535,885	$562,518
Issuance of common stock upon exercise of stock options	72	3,489	-	-	3,489
Issuance of common stock for employee stock purchase plan	14	1,174	-	-	1,174
Foreign currency translation adjustment	-	-	(5,389)	-	(5,389)
Unrealized holding gain on marketable securities	-	-	480	-	480
Issuance of common stock under deferred stock plan	-	21	-	-	21
Dividends declared	-	-	-	(26,905)	(26,905)
Share-based compensation	-	2,359	-	-	2,359
Repurchase of common stock	(73)	(8,011)	-	-	(8,011)
Net earnings	-	-	-	70,183	70,183

Balance at September 26, 2015	18,676	$31,653	$(10,897)	$579,163	$599,919
Issuance of common stock upon exercise of stock options	120	5,249	-	-	5,249
Issuance of common stock for employee stock purchase plan	14	1,320	-	-	1,320
Foreign currency translation adjustment	-	-	(3,065)	-	(3,065)
Unrealized holding gain on marketable securities	-	-	547	-	547
Issuance of common stock under deferred stock plan	-	7	-	-	7
Dividends declared	-	-	-	(29,081)	(29,081)
Share-based compensation	-	2,368	-	-	2,368
Repurchase of common stock	(142)	(15,265)	-	-	(15,265)
Net earnings	-	-	-	75,975	75,975

Balance at September 24, 2016	18,668	$25,332	$(13,415)	$626,057	$637,974

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended

	September 24,	September 26,	September 27,
	2016	2015	2014
	(52 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$75,975	$70,183	$71,814
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	34,536	32,356	31,660
Amortization of intangibles and deferred costs	5,587	5,915	5,433
Gains from disposals of property & equipment	(398)	(334)	(119)
Amortization of bond premiums	1,011	103	-
Share-based compensation	2,375	2,166	2,076
Deferred income taxes	7,700	(121)	(8)
Loss on sale of marketable securities	661	4,319	361
Changes in assets and liabilities, net of effects from purchase of companies:
Decrease (increase) in accounts receivable, net	3,571	(3,123)	(8,913)
Increase in inventories	(6,295)	(4,959)	(1,857)
Increase in prepaid expenses and other	(7,386)	(2,871)	(182)
Increase in accounts payable and accrued liabilities	3,888	287	6,831
Net cash provided by operating activities	121,225	103,921	107,096
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(615)	(28,360)
Purchases of property, plant and equipment	(48,709)	(48,641)	(39,385)
Purchases of marketable securities	(41,786)	(90,240)	(26,932)
Proceeds from redemption and sales of marketable securities	13,224	110,117	7,245
Proceeds from disposal of property, plant and equipment	2,294	1,786	1,572
Other	375	(898)	(806)
Net cash used in investing activities	(74,602)	(28,491)	(86,666)
Financing activities:
Payments to repurchase common stock	(15,265)	(8,011)	(7,505)
Proceeds from issuance of common stock	6,570	4,663	3,320
Payments on capitalized lease obligations	(355)	(243)	(326)
Payment of cash dividend	(28,523)	(26,154)	(20,924)
Net cash used in financing activities	(37,573)	(29,745)	(25,435)
Effect of exchange rates on cash and cash equivalents	(2,087)	(3,756)	(580)
Net increase (decrease) in cash and cash equivalents	6,963	41,929	(5,585)
Cash and cash equivalents at beginning of year	133,689	91,760	97,345
Cash and cash equivalents at end of year	$140,652	$133,689	$91,760

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

1. Principles of Consolidation

The consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the accounts of J & J Snack Foods Corp. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

2. Revenue Recognition

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14.3 million at September 24, 2016 and $11.7 million at September 26, 2015.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $73,114,000, $74,158,000 and $71,159,000 for the fiscal years ended 2016, 2015 and 2014, respectively.

During the years ended September 24, 2016, September 26, 2015 and September 27, 2014, we sold $24,664,000, $25,536,000 and $22,826,000, respectively, of repair and maintenance service contracts in our frozen beverage business. At September 24, 2016 and September 26, 2015, deferred income on repair and maintenance service contracts was $1,671,000 and $1,579,000, respectively, of which $145,000 and $70,000 is included in other long-term liabilities as of September 24, 2016 and September 26, 2015, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Repair and maintenance service contract income of $24,571,000, $25,534,000 and $22,748,000 was recognized for the fiscal years ended 2016, 2015 and 2014, respectively.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6. Concentrations and related risks

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totalling approximately $100 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have approximately 15 customers with accounts receivable balances of between $1 million and $10 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 43% and 43% of our sales during fiscal years 2016, 2015 and 2014, respectively, with our largest customer accounting for 8% of our sales in 2016, 8% of our sales in 2015 and 8% of our sales in 2014. Three of the ten customers are food distributors who sell our product to many end users.

About 30% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2016, 2015 or 2014.

The majority of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 24, 2016 and September 26, 2015, our accounts receivables were $98,325,000 and $102,649,000 net of an allowance for doubtful accounts of $571,000 and $304,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

8. Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 24, 2016, consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in accumulated other comprehensive income (loss). The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

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

As of September 24, 2016 and September 26, 2015, the total amount of gross unrecognized tax benefits is $354,000 and $334,000; respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  We had $219,000 of accrued interest and penalties as of September 24, 2016 and $199,000 as of September 26, 2015. We did not recognize any penalties and interest resulting from tax settlements in the years ended September 24, 2016 and September 26, 2015.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 26, 2015	$334
Additions based on tax positions related to the current year	20
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 24, 2016	$354

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 24, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$75,975	18,649	$4.07

Effect of Dilutive Securities
Options	-	120	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$75,975	18,769	$4.05

180,170 anti-dilutive shares have been excluded in the computation of 2016 diluted EPS.

	Fiscal Year Ended September 26, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$70,183	18,685	$3.76

Effect of Dilutive Securities
Options	-	134	(0.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$70,183	18,819	$3.73

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1,500 anti-dilutive shares have been excluded in the computation of 2015 diluted EPS.

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

13. Accounting for Stock-Based Compensation

At September 24, 2016, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 24,	September 26,	September 27,
	2016	2015	2014
	(in thousands, except per share amounts)

Stock options	$86	$1,098	$1,262
Stock purchase plan	305	328	329
Stock issued to employees	4	6	17
Total share-based compensation	$395	$1,432	$1,608

The above compensation is net of tax benefits	$1,980	$734	$468

Income tax benefit related to share-based compensation for the year ended September 26, 2016 includes $885,000 as a result of our early adoption as of our fiscal March 2016 quarter of Accounting Standards Update No 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this new standard, income tax benefit is recognized rather than additional paid in capital upon the exercise of stock options.

At September 24, 2016, the Company has unrecognized compensation expense of approximately $3.1 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2016, 2015 and 2014: expected volatility of 16.7% for fiscal year 2016, expected volatility of 18.4% for fiscal year 2015 and 21.2% for fiscal year 2014: weighted average risk-free interest rates of 1.3%, 1.7% and 1.6%; dividend rate of 1.4%, 1.4% and .9% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 19% was used for 2016, 19% was used for 2015 and 20% was used for 2014.

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

14. Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $4,870,000, $4,290,000 and $3,487,000 for the fiscal years 2016, 2015 and 2014, respectively.

15. Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 24, 2016, we have approximately $75 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16. Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $525,000, $506,000 and $499,000 for the fiscal years 2016, 2015 and 2014, respectively.

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

In September 2015, the FASB issued guidance on accounting for business combinations which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance eliminates the requirement to retrospectively account for these adjustments. This guidance is effective for our fiscal year ended September 2018. Early adoption is permitted. This guidance did not impact amounts and disclosures related to previous business combinations; therefore, the adoption of this guidance in the December quarter did not impact our consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2015, the FASB issued guidance on the balance sheet classification of deferred taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted. The adoption of this guidance in this Form 10-K did not have a material impact on our financial statements.

In January 2016,  the FASB issued guidance which requires an entity to measure equity investments at fair value with changes in fair value recognized in net income , to use the price that would be received by a seller when measuring the fair value of financial instruments for disclosure purposes, and which eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under present guidance, changes in fair value of equity investments are recognized in Stockholders’ Equity.   This guidance is effective for our fiscal year ended September 2019.  Early adoption is not permitted. We anticipate that the adoption of this guidance on our consolidated financial statements will not be material.

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

In March 2016, the FASB issued guidance on share based compensation which requires that an entity recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur. Under current guidance, excess tax benefits are recognized in additional paid-in capital and tax deficiencies are recognized either as an offset to accumulated excess tax benefits, or in the income statement. This guidance is effective for our fiscal year ended September 2018.  Early adoption is permitted.  See Note A.13 to these financial statements for a discussion of the impact the adoption of this guidance in our March 2016 quarter had on our consolidated financial statements.

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

Acquisition costs of $269,000 for the New York Pretzel and PHILLY SWIRL acquisitions are included in other general expense in the consolidated statements of earnings for the year ended September 26, 2015.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 24, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$103,311	$734	$138	$103,907
Certificates of Deposit	960	11	-	971
Total investment securities held to maturity	$104,271	$745	$138	$104,878

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 24, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$-	$520	$12,483
Preferred Stock	16,791	273	82	16,982
Total investment securities available for sale	$29,794	$273	$602	$29,465

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. We have reduced our investments in mutual funds over the past year to $13 million at September 2016 from $19 million at September 2015 and $128 million at September 2014. The remaining unrealized losses of $520,000 are spread over 4 funds with total fair market value of $12.5 million. The remaining mutual funds presently generate income of 4.9 % per year. We have invested $17 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.5%, of which 70% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $103 million in corporate bonds which generate fixed income to maturity dates in 2017 through 2021, with $67 million maturing prior to the end of our fiscal year 2018. The bonds presently generate income of about 2.2% per year. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 24, 2016 and September 26, 2015 are summarized as follows:

	September 24, 2016		September 26, 2015

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$13,539	$13,552	$-	$-
Due after one year through five years	90,732	91,326	63,522	63,010
Due after five years through ten years	-	-	3,138	3,002
Total held to maturity securities	$104,271	$104,878	$66,660	$66,012
Less current portion	13,539	13,552	-	-
Long term held to maturity securities	$90,732	$91,326	$66,660	$66,012

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

Proceeds from the sale and redemption of marketable securities were $13,224,000, $110,117,000 and $7,245,000 in the years ended September 24, 2016, September 26, 2015 and September 27, 2014, respectively; with losses of $661,000, $4,319,000 and $361,000 recorded in 2016, 2015 and 2014, respectively. We use the specific identification method to determine the cost of securities sold.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 24,	September 26,
	2016	2015
	(in thousands)
Finished goods	$38,285	$34,258
Raw materials	18,223	17,000
Packaging materials	6,799	5,949
Equipment parts and other	25,377	25,450
Total Inventories	$88,684	$82,657

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 24,	September 26,	Estimated
	2016	2015	Useful Lives (in years)
	(in thousands)

Land	$2,512	$2,496		-
Buildings	26,741	26,741	15	-	39.5
Plant machinery and equipment	227,614	210,728	5	-	20
Marketing equipment	278,299	266,047	5	-	7
Transportation equipment	7,637	6,866		5
Office equipment	22,136	20,586	3	-	5
Improvements	34,750	28,725	5	-	20
Construction in Progress	5,356	9,486		-
Total property, plant and equipment	$605,045	$571,675

Depreciation expense was $34,536,000, $32,356,000 and $31,660,000 for fiscal years 2016, 2015 and 2014, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 24, 2016		September 26, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$14,150	$-	$13,072	$-

Amortized intangible assets
Non compete agreements	592	563	592	538
Customer relationships	40,797	37,201	40,797	33,584
License and rights	3,606	2,890	3,606	2,802
TOTAL FOOD SERVICE	$59,145	$40,654	$58,067	$36,924

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	160	160	114
Customer relationships	7,979	2,021	7,979	1,220
TOTAL RETAIL SUPERMARKETS	$15,345	$2,181	$15,345	$1,334

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,678	6,506	6,678	6,075
Licenses and rights	1,601	924	1,601	854
TOTAL FROZEN BEVERAGES	$17,792	$7,628	$17,792	$7,127

CONSOLIDATED	$92,282	$50,463	$91,204	$45,385

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually at year end for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences. There were no impairments of intangible assets in 2016, 2015 or 2014.

Intangible assets of $849,000 were acquired in the food service segment in the New York Pretzel acquisition in the three months ended December 28, 2013 and intangible assets of $11,060,000 were acquired in the retail supermarket segment in the PHILLY SWIRL acquisition in the three months ended June 28, 2014. Intangible assets of $200,000 were acquired in the frozen beverages segment in fiscal year 2015. Intangible assets of $1,078,000 were acquired in fiscal year 2016 in the food service segment due to the purchase of the HEARTBAR brand.

Aggregate amortization expense of intangible assets for the fiscal years 2016, 2015 and 2014 was $5,078,000, $5,370,000 and $4,932,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,600,000 in 2017, $1,800,000 in 2018, $1,700,000 in 2019, $1,400,000 in 2020 and $1,000,000 in 2021. The weighted average amortization period of the intangible assets is 10.6 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total

	(in thousands)

Balance at September 24, 2016	$46,832	$3,670	$35,940	$86,442
Balance at September 26, 2015	$46,832	$3,670	$35,940	$86,442

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually at year end by management for impairment.  Our impairment analysis for 2016, 2015 and 2014 was based on a combination of the income approach, which estimates the fair value of discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples.  There were no impairment charges in 2016, 2015 or 2014.

Goodwill of $7,716,000 was acquired in the New York Pretzel acquisition in the three months ended December 28, 2013, all of which was allocated to the food service segment. Goodwill of $1,826,000 was acquired in the PHILLY SWIRL acquisition in the three months ended June 28,2014, all of which was allocated to the retail supermarket segment.

No goodwill was acquired in fiscal years 2015 and 2016.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G – LONG-TERM DEBT

In November 2016, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021, with the availability of repayments without penalty. Interest is calculated based on LIBOR plus an applicable margin. The agreement contains financial covenants and requires commitment fees in accordance with standard banking practice. As of September 24, 2016 and September 26, 2015, there were no outstanding balances under the facility. We were in compliance with the financial covenants at September 24, 2016.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule by years of future minimum lease payments under capital leases:
(in thousands)
2017	$365
2018	338
2019	300
2020	262
2021	266
2022 and thereafter	69
Total minimum capital lease payments	$1,600

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 24,	September 26,	September 27,
	2016	2015	2014
	(in thousands)
Current
U.S. Federal	$25,126	$33,348	$31,506
Foreign	2,433	2,260	2,008
State	5,622	6,294	6,693
Total current expense	33,181	41,902	40,207

Deferred
U.S. Federal	$6,444	$(109)	$(217)
Foreign	(145)	(34)	(58)
State	1,364	(23)	(540)
Total deferred expense (benefit)	7,663	(166)	(815)
Total expense	$40,844	$41,736	$39,392

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 24,	September 26,	September 27,
	2016	2015	2014
	(in thousands)

Income taxes at federal statutory rates	$40,887	$39,172	$38,922
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	4,541	4,196	4,281
Domestic production activities deduction	(2,100)	(2,100)	(2,100)
Increase (reduction) in gross unrecognized tax benefits	20	39	(161)
Increase in federal valuation allowance	240	1,366	-
Share based compensation	(1,109)	308	437
Other, net	(1,635)	(1,245)	(1,987)
Income tax expense	$40,844	$41,736	$39,392

Deferred tax assets and liabilities consist of the following:

	September 24,	September 26,
	2016	2015
	(in thousands)
Deferred tax assets
Vacation accrual	$1,646	$1,600
Capital loss carry forwards	1,674	1,434
Insurance accrual	3,317	3,385
Deferred income	112	63
Allowances	1,514	927
Inventory capitalization	954	738
Share-based compensation	1,253	1,480
Net Operating Loss	1,691	1,823
Total deferred tax assets	12,161	11,450
Valuation allowance	(1,674)	(1,434)
Total deferred tax assets, net	10,487	10,016

Deferred tax liabilities
Amortization of goodwill and other intangible assets	27,358	25,791
Depreciation of property and equipment	31,315	24,748
Total deferred tax liabilities	58,673	50,539
Total deferred tax liabilities, net	$48,186	$40,523

As of September 24, 2016, we have federal and state capital loss carry forwards of approximately $4.6 million from the sale of marketable securities in fiscal years 2015 and 2016.  These carry forwards will expire in 2020, 2021 and 2022.  As we have no foreseeable capital gains that would allow us to use this asset, we have recorded a valuation allowance for the full amount of this deferred asset.

As of September 24, 2016, we have a federal net operating loss carry forward of approximately $5 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $378,000 and will expire in 2033. We have determined there are no limitations to the total use of this asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

We have undistributed earnings of our Mexican and Canadian subsidiaries  that are considered to be indefinitely reinvested and accordingly no provision for US federal and state income taxes has been provided thereon.

NOTE J - COMMITMENTS

1. Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 24, 2016:

	Plants and
	Offices	Equipment	Total
	(in thousands)
2017	$6,472	$6,879	$13,351
2018	5,911	5,626	11,537
2019	5,305	4,292	9,597
2020	4,537	2,365	6,902
2021	3,830	1,012	4,842
2022 and thereafter	18,984	262	19,246
Total minimal rental commitments	$45,039	$20,436	$65,475

Total rent expense was $17,481,000, $16,448,000 and $15,163,000 for fiscal years 2016, 2015 and 2014, respectively.

2. Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $8,200,000 and $8,200,000 at September 24, 2016 and September 26, 2015, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2016 and September 26, 2015, we had outstanding letters of credit totaling $8,675,000 and $9,075,000, respectively.

We have a self-insured medical plan which covers approximately 1,500 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 24, 2016 and September 26, 2015 was $1,719,000 and $1,659,000, respectively.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019. In our first quarter, we purchased and retired 27,083 shares at a cost of $3,115,439. In our second quarter, we purchased and retired 80,565 shares at a cost of $8,642,887. In our third quarter, we purchased and retired 34,052 shares at a cost of $3,506,693. We did not purchase and retire any shares in our fourth quarter.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118.

In our fiscal year ended September 27, 2014, we purchased and retired 81,685 shares of our common stock at a cost of $7,504,729.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 800,000 shares reserved under the Plan; options for 174,875 shares remain unissued as of September 24, 2016. There are options that were issued under an option plan that has since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2016, 2015 and 2014 employees purchased 13,747, 13,648 and 15,650 shares at average purchase prices of $96.00, $86.01 and $70.40, respectively. ESPP expense of $305,000, $328,000 and $329,000 was recognized for fiscal years 2016, 2015 and 2014, respectively.

A summary of the status of our stock option plans as of fiscal years 2016, 2015 and 2014 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 29, 2013	259,852	$51.17	231,247	$44.77
Granted	83,440	82.07	38,132	88.26
Exercised	(39,097)	42.42	(20,000)	20.43
Canceled	(8,550)	58.68	-	-

Balance, September 27, 2014	295,645	60.83	249,379	53.38
Granted	114,488	100.94	55,152	106.96
Exercised	(70,792)	47.30	(6,590)	51.14
Canceled	(6,989)	84.13	-	-

Balance, September 26, 2015	332,352	77.04	297,941	63.34
Granted	120,450	108.69	58,720	112.35
Exercised	(86,223)	53.67	(44,777)	42.53
Canceled	(10,792)	97.07	-	-

Balance, September 24, 2016	355,787	$92.81	311,884	$75.56
Exercisable Options
September 24, 2016	54,640	$57.98	139,880	$43.52

The weighted-average fair value of incentive options granted during fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 was $13.94, $15.27 and $15.24, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 was $19.95, $21.90 and $17.34, respectively. The total intrinsic value of stock options exercised was $8.4 million, $4.8 million and $3.4 million in fiscal years 2016, 2015 and 2014, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

The total cash received from these option exercises was $5.3 million, $3.1 million and $1.5 million in fiscal years 2016, 2015 and 2014, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.6 million, $874,000 and $1.0 million in fiscal years 2016, 2015 and 2014, respectively.

The following table summarizes information about incentive stock options outstanding as of September 24, 2016:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September 24,	Contractual	Exercise	September 24,	Exercise
Exercise Prices	2016	Life	Price	2016	Price
$57.15-$81.67	129,733	1.6	$71.68	54,640	$57.98
$89.37-$117.65	226,054	3.9	104.94	-	-
Total options	355,787	3.1	92.81	54,640	57.98

The following table summarizes information about nonqualified stock options outstanding as of September 24, 2016:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Range of	September 24,	Contractual	Exercise	September 24,	Exercise
Exercise Prices	2016	Life	Price	2016	Price
$31.10-$41.75	80,000	1.8	$35.46	80,000	$35.46
$47.59-$57.99	59,880	4.0	54.30	59,880	54.30
$80.79-$119.44	172,004	5.9	101.61	-	-
Total options	311,884	4.4	75.56	139,880	43.52

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $1,936,000, $1,836,000 and $1,686,000 were made in fiscal years 2016, 2015 and 2014, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

Fiscal Year Ended
	September 24,	September 26,	September 27,
	2016	2015	2014
	(in thousands)
Cash paid for:
Interest	$57	$53	$41
Income taxes	41,064	43,867	41,318

Non cash items:
Capital leases	$486	$1,191	$499

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O - SEGMENT REPORTING (continued)

	Fiscal year ended

	September 24,	September 26,	September 27,
	2016	2015	2014
	(52 weeks)	(52 weeks)	(52 weeks)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$170,155	$168,970	$164,680
Frozen juices and ices	51,798	54,454	53,888
Churros	57,318	56,602	55,929
Handhelds	27,427	21,817	24,248
Bakery	294,518	301,135	281,556
Other	20,313	13,657	11,597
Total Food Service	$621,529	$616,635	$591,898

Retail Supermarket
Soft pretzels	$33,279	$35,727	$34,830
Frozen juices and ices	68,924	72,174	59,404
Handhelds	15,347	18,957	21,354
Coupon redemption	(4,430)	(4,725)	(3,807)
Other	4,469	1,244	863
Total Retail Supermarket	$117,589	$123,377	$112,644

Frozen Beverages
Beverages	$150,118	$142,705	$133,283
Repair and maintenance service	71,123	65,765	59,805
Machines sales	31,155	26,413	20,224
Other	1,267	1,361	1,597
Total Frozen Beverages	$253,663	$236,244	$214,909

Consolidated Sales	$992,781	$976,256	$919,451

Depreciation and Amortization:
Food Service	$22,912	$21,289	$20,882
Retail Supermarket	1,031	1,132	492
Frozen Beverages	16,180	15,850	15,719
Total Depreciation and Amortization	$40,123	$38,271	$37,093

Operating Income:
Food Service	$76,539	$75,286	$73,731
Retail Supermarket	9,618	11,020	11,201
Frozen Beverages	26,653	24,582	21,916
Total Operating Income	$112,810	$110,888	$106,848

Capital Expenditures:
Food Service	$24,759	$28,228	$21,594
Retail Supermarket	369	112	26
Frozen Beverages	23,581	20,301	17,765
Total Capital Expenditures	$48,709	$48,641	$39,385

Assets:
Food Service	$589,854	$543,851	$516,916
Retail Supermarket	22,090	24,209	25,917
Frozen Beverages	178,543	171,609	161,940
Total Assets	$790,487	$739,669	$704,773

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes to the components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended September 24, 2016
	(in thousands)

		Unrealized
	Foreign Currency	Holding Loss on
	Translation	Marketable
	Adjustments	Securities	Total

Beginning Balance	$(10,021)	$(876)	$(10,897)

Other comprehensive loss before reclassifications	(3,065)	(8)	(3,073)

Amounts reclassified from accumulated other comprehensive income	-	555	555

Ending Balance	$(13,086)	$(329)	$(13,415)

	Fiscal Year Ended September 26, 2015
	(in thousands)

	Foreign Currency	Unrealized Holding Loss on
	Translation	Marketable
	Adjustments	Securities	Total

Beginning Balance	$(4,632)	$(1,356)	$(5,988)

Other comprehensive loss before reclassifications	(5,389)	(2,607)	(7,996)

Amounts reclassified from accumulated other comprehensive income	-	3,087	3,087

Ending Balance	$(10,021)	$(876)	$(10,897)

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 24, 2016

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$222,850	$63,835	$12,978	$0.69
2nd Quarter	229,710	68,749	15,588	0.83
3rd Quarter	277,981	92,086	26,791	1.43
4th Quarter	262,240	79,797	20,618	1.10
Total	$992,781	$304,467	$75,975	$4.05

	Fiscal Year Ended September 26, 2015

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$212,752	$61,101	$11,256	$0.60
2nd Quarter	225,008	66,950	14,637	0.78
3rd Quarter	278,724	90,396	24,462	1.30
4th Quarter	259,772	82,443	19,828	1.05
Total	$976,256	$300,890	$70,183	$3.73

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2016	Allowance for doubtful accounts	$304,000	$525,000	$258,000	(1)	$571,000

2015	Allowance for doubtful accounts	$450,000	$310,000	$456,000	(1)	$304,000

2014	Allowance for doubtful accounts	$854,000	$161,000	$565,000	(1)	$450,000

(1)	Write-offs of uncollectible accounts receivable.

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
Vice President/General Manager
Eastern Zone

Kent Galloway
Vice President and Chief Financial Officer

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O'Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Tony Hess
Vice President/General Manager

(1) Audit Committee Member (2) Compensation Committee Member (3) Nominating Committee Member

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2016	**HIGH**	**LOW**
1st Quarter	$125.62	$110.76
2nd Quarter	119.99	102.90
3rd Quarter	113.93	97.73
4th Quarter	125.18	111.04
FISCAL 2015	**HIGH**	**LOW**
1st Quarter	$112.74	$90.71
2nd Quarter	115.63	96.53
3rd Quarter	113.94	102.11
4th Quarter	119.99	104.63

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

IN-HOUSE COUNSEL

Marjorie Shreiber Roshkoff

COUNSEL

Flaster Greenberg, PC
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

WEDNESDAY, FEBRUARY 15, 2017
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