Form 10-Q
period 2016-12-24
J&J SNACK FOODS CORP
filed 2017-01-26
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 24, 2016

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

As of January 19, 2017, there were 18,709,265 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page Number

Part I. Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – December 24, 2016 (unaudited) and September 24, 2016		3

Consolidated Statements of Earnings (unaudited) - Three Months Ended December 24, 2016 and December 26, 2015		4

Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended December 24, 2016 and December 26, 2015		5

Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 24, 2016 and December 26, 2015		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 6.	Exhibits	25

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 24,	September 24,
	2016	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$140,966	$140,652
Marketable securities held to maturity	26,017	13,539
Accounts receivable, net	92,368	98,325
Inventories	95,359	88,684
Prepaid expenses and other	8,141	13,904
Total current assets	362,851	355,104

Property, plant and equipment, at cost
Land	2,482	2,512
Buildings	26,741	26,741
Plant machinery and equipment	228,356	227,614
Marketing equipment	279,785	278,299
Transportation equipment	7,589	7,637
Office equipment	22,618	22,136
Improvements	34,898	34,750
Construction in progress	7,948	5,356
Total Property, plant and equipment, at cost	610,417	605,045
Less accumulated depreciation and amortization	424,285	420,832
Property, plant and equipment, net	186,132	184,213

Other assets
Goodwill	86,442	86,442
Other intangible assets, net	40,711	41,819
Marketable securities held to maturity	86,025	90,732
Marketable securities available for sale	29,362	29,465
Other	2,650	2,712
Total other assets	245,190	251,170
Total Assets	$794,173	$790,487

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$358	$365
Accounts payable	63,149	62,026
Accrued insurance liability	10,286	10,119
Accrued liabilities	6,954	6,161
Accrued compensation expense	11,396	16,340
Dividends payable	7,852	7,280
Total current liabilities	99,995	102,291

Long-term obligations under capital leases	1,151	1,235
Deferred income taxes	48,106	48,186
Other long-term liabilities	738	801

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,697,000 and 18,668,000 respectively	27,060	25,332
Accumulated other comprehensive loss	(14,622)	(13,415)
Retained Earnings	631,745	626,057
Total stockholders' equity	644,183	637,974
Total Liabilities and Stockholders' Equity	$794,173	$790,487

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended
	December 24,	December 26,
	2016	2015

Net Sales	$225,570	$222,850

Cost of goods sold(1)	159,675	159,015
Gross Profit	65,895	63,835

Operating expenses
Marketing (2)	20,335	19,629
Distribution (3)	18,164	18,256
Administrative (4)	8,098	7,690
Other general income	(29)	(100)
Total Operating Expenses	46,568	45,475

Operating Income	19,327	18,360

Other income (expense)
Investment income	1,227	1,160
Interest expense & other	(26)	(32)

Earnings before income taxes	20,528	19,488

Income taxes	6,988	6,510

NET EARNINGS	$13,540	$12,978

Earnings per diluted share	$0.72	$0.69

Weighted average number of diluted shares	18,787	18,839

Earnings per basic share	$0.72	$0.69

Weighted average number of basic shares	18,686	18,687

(1)	Includes share-based compensation expense of $182 and $133 for the three months ended December 24, 2016 and December 26, 2015, respectively.
(2)	Includes share-based compensation expense of $261 and $201 for the three months ended December 24, 2016 and December 26, 2015, respectively.
(3)	Includes share-based compensation expense of $18 and $11 for the three months ended December 24, 2016 and December 26, 2015, respectively.
(4)	Includes share-based compensation expense of $286 and $173 for the three months ended December 24, 2016 and December 26, 2015, respectively.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended
	December 24,	December 26,
	2016	2015

Net Earnings	$13,540	$12,978

Foreign currency translation adjustments	(1,104)	(640)
Unrealized holding loss on marketable securities	(103)	(822)

Total Other Comprehensive(Loss)Income	(1,207)	(1,462)

Comprehensive Income	$12,333	$11,516

The accompanying notes are an integral part of these statements.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Three months ended
	December 24,	December 26,
	2016	2015
Operating activities:
Net earnings	$13,540	$12,978
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	8,728	8,170
Amortization of intangibles and deferred costs	1,183	1,455
Share-based compensation	748	518
Deferred income taxes	(74)	(36)
Loss on sale of marketable securities	-	109
Other	222	89
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	5,849	10,527
Increase in inventories	(6,727)	(12,073)
Decrease in prepaid expenses	5,747	3,141
Decrease in accounts payable and accrued liabilities	(2,816)	(3,960)
Net cash provided by operating activities	26,400	20,918
Investing activities:
Purchases of property, plant and equipment	(11,399)	(13,304)
Purchases of marketable securities	(8,550)	(21,329)
Proceeds from redemption and sales of marketable securities	475	1,198
Proceeds from disposal of property and equipment	645	581
Other	(20)	(72)
Net cash used in investing activities	(18,849)	(32,926)
Financing activities:
Payments to repurchase common stock	-	(3,115)
Proceeds from issuance of stock	980	640
Payments on capitalized lease obligations	(90)	(67)
Payment of cash dividend	(7,280)	(6,723)
Net cash used in financing activities	(6,390)	(9,265)
Effect of exchange rate on cash and cash equivalents	(847)	(494)
Net increase (decrease) in cash and cash equivalents	314	(21,767)
Cash and cash equivalents at beginning of period	140,652	133,689
Cash and cash equivalents at end of period	$140,966	$111,922

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s  Annual Report on Form 10-K for the year ended September 24, 2016.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

The results of operations for the three months ended December 24, 2016 and December 26, 2015 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $585,000 and $571,000 at December 24, 2016 and September 24, 2016, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $8,728,000 and $8,170,000 for the three months ended December 24, 2016 and December 26, 2015, respectively.

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

	Three Months Ended December 24, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$13,540	18,686	$0.72

Effect of Dilutive Securities
Options	-	101	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$13,540	18,787	$0.72

	Three Months Ended December 26, 2015
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$12,978	18,687	$0.69

Effect of Dilutive Securities
Options	-	152	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$12,978	18,839	$0.69

Note 5	At December 24, 2016, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Three months ended
	December 24,	December 26,
	2016	2015
	(in thousands, except per share amounts)

Stock Options	$(211)	$(249)
Stock purchase plan	174	92
Restricted stock issued to an employee	1	1
Total share-based compensation	$(36)	$(156)

The above compensation is net of tax benefits	$783	$674

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2017 first three months: expected volatility of 15.8%; risk-free interest rate of 1.1%; dividend rate of 1.3% and expected lives of 5 years.

During the 2017 three month period, the Company granted 300 stock options at a weighted-average grant date fair value of $15.15.

The Company did not grant any stock options during the 2016 three month period.

Expected volatility is based on the historical volatility of the price of our common shares over the past 51 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The total amount of gross unrecognized tax benefits is $359,000 and $354,000 on December 24, 2016 and September 24, 2016, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of December 24, 2016 and September 24, 2016, respectively, the Company has $224,000 and $219,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 7

In May 2014, the FASB issued guidance on revenue recognition which says that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services.  This guidance is effective for our fiscal year ending September 2019.  Early application is permitted.  Our analysis indicates that the impact of this guidance on our consolidated financial statements will not be material.

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

Note 8	Inventories consist of the following:

	December 24,	September 24,
	2016	2016
	(unaudited)
	(in thousands)

Finished goods	$41,920	$38,285
Raw materials	21,030	18,223
Packaging materials	7,251	6,799
Equipment parts and other	25,158	25,377
Total Inventories	$95,359	$88,684

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

	Three months ended
	December 24,	December 26,
	2016	2015
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$41,494	$38,699
Frozen juices and ices	7,479	8,315
Churros	14,438	13,936
Handhelds	7,479	6,146
Bakery	75,279	76,601
Other	4,128	3,055
Total Food Service	$150,297	$146,752

Retail Supermarket
Soft pretzels	$8,944	$8,740
Frozen juices and ices	9,851	9,064
Handhelds	3,450	3,875
Coupon redemption	(1,259)	(574)
Other	633	155
Total Retail Supermarket	$21,619	$21,260

Frozen Beverages
Beverages	$28,276	$28,070
Repair and maintenance service	18,091	17,763
Machines sales	7,039	8,732
Other	248	273
Total Frozen Beverages	$53,654	$54,838

Consolidated Sales	$225,570	$222,850

Depreciation and Amortization:
Food Service	$5,732	$5,385
Retail Supermarket	278	286
Frozen Beverages	3,901	3,954
Total Depreciation and Amortization	$9,911	$9,625

Operating Income :
Food Service	$17,054	$15,902
Retail Supermarket	1,046	1,090
Frozen Beverages	1,227	1,368
Total Operating Income	$19,327	$18,360

Capital Expenditures:
Food Service	$6,587	$8,084
Retail Supermarket	82	156
Frozen Beverages	4,730	5,064
Total Capital Expenditures	$11,399	$13,304

Assets:
Food Service	$594,963	$546,264
Retail Supermarket	22,128	23,099
Frozen Beverages	177,082	172,275
Total Assets	$794,173	$741,638

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 24, 2016 and September 24, 2016 are as follows:

	December 24, 2016		September 24, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$14,150	$-	$14,150	$-

Amortized intangible assets
Non compete agreements	592	569	592	563
Customer relationships	40,797	38,058	40,797	37,201
License and rights	3,606	2,912	3,606	2,890
TOTAL FOOD SERVICE	$59,145	$41,539	$59,145	$40,654

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$7,206	$-	$7,206	$-

Amortized Intangible Assets
Non compete agreements	160	160	160	160
Customer relationships	7,979	2,221	7,979	2,021
TOTAL RETAIL SUPERMARKETS	$15,345	$2,381	$15,345	$2,181

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Non compete agreements	198	198	198	198
Customer relationships	6,678	6,511	6,678	6,506
Licenses and rights	1,601	942	1,601	924
TOTAL FROZEN BEVERAGES	$17,792	$7,651	$17,792	$7,628

CONSOLIDATED	$92,282	$51,571	$92,282	$50,463

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. There were no intangible assets acquired in the three months ended December 24, 2016. Aggregate amortization expense of intangible assets for the three months ended December 24, 2016 and December 26, 2015 was $1,108,000 and $1,329,000 respectively.

Estimated amortization expense including the estimated impact from the Hill & Valley purchase described in Note 13 for the next five fiscal years is approximately $3,700,000 in 2017, $3,300,000 in 2018, $3,200,000 in 2019, $2,900,000 in 2020 and $2,500,000 in 2021. The weighted average amortization period of the intangible assets is 10.6 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

Total	Food	Retail Service	Frozen Supermarket	Beverages
	(in thousands)
Balance at December 24, 2016	$46,832	$3,670	$35,940	$86,442

Balance at September 24, 2016	$46,832	$3,670	$35,940	$86,442

There was no goodwill acquired in the three months ended December 24, 2016.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 24, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$111,082	$212	$287	$111,007
Certificates of Deposit	960	6	-	966
Total investment securities held to maturity	$112,042	$218	$287	$111,973

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 24, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$-	$400	$12,603
Preferred Stock	16,791	115	147	16,759
Total investment securities available for sale	$29,794	$115	$547	$29,362

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $400,000 are spread over 4 funds with total fair market value of $12.6 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2017 through 2021, with $95 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 24, 2016 and September 24, 2016 are summarized as follows:

	December 24, 2016		September 24, 2016

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$26,017	$25,976	$13,539	$13,552
Due after one year through five years	86,025	85,997	90,732	91,326
Due after five years through ten years			-	-
Total held to maturity securities	$112,042	$111,973	$104,271	$104,878
Less current portion	26,017	25,976	13,539	13,552
Long term held to maturity securities	$86,025	$85,997	$90,732	$91,326

Proceeds from the redemption and sale of marketable securities were $475,000 and $1,198,000 in the three months ended December 24, 2016 and December 26, 2015, respectively, with no loss recorded in the three months ended December 24, 2016 and $109,000 recorded in the three months ended December 26, 2015. We use the specific identification method to determine the cost of securities sold.

Note 12	Changes to the components of other accumulated comprehensive loss are as follows:

	Three Months ended December 24, 2016
	(unaudited)
	(in thousands)

		Unrealized Holding
	Foreign Currency	Loss on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(13,086)	$(329)	$(13,415)

Other comprehensive (loss) income before reclassifications	(1,104)	(103)	(1,207)

Amounts reclassified from accumulated other comprehensive income	-	-	-

Ending Balance	$(14,190)	$(432)	$(14,622)

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

Note 13

On January 3, 2017 , we acquired Hill & Valley Inc., a premium bakery located in Rock Island, IL., for approximately $31 million.   Hill & Valley, with sales of over $45 million annually, is a manufacturer of a variety of pre-baked cakes, cookies, pies, muffins and other desserts to retail in-store bakeries.  Hill & Valley is a leading brand of Sugar Free and No Sugar Added pre-baked in-store bakery items. Additionally, Hill & Valley sustains strategic private labeling partnerships with retailers nationwide.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.42 per share of its common stock payable on January 11, 2017, to shareholders of record as of the close of business on December 21, 2016.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019. We did not purchase any shares in the quarter ended December 24, 2016. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 47,775 shares remain to be purchased under this authorization.

In the three months ended December 24, 2016 and December 26, 2015 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,104,000 in accumulated other comprehensive loss in the 2017 first quarter and an increase of $640,000 in accumulated other comprehensive loss in the 2016 first quarter.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 24, 2016.

Results of Operations

Net sales increased $2,720,000 or 1% to $225,570,000 for the three months ended December 24, 2016 compared to the three months ended December 26, 2015.

FOOD SERVICE

Sales to food service customers increased $3,545,000 or 2% in the first quarter to $150,297,000.  Soft pretzel sales to the food service market increased 7% to $41,494,000 in the first quarter due primarily to higher sales to restaurant chains, convenience stores and school food service.

Frozen juices and ices sales for the quarter were down 10% to $7,479,000 primarily because of lower sales to school food service and warehouse club stores. We expect sales to one school district, which accounted for roughly 1/2 of the 10% sales decline, to resume in the second quarter. Churro sales to food service customers increased 4% to $14,438,000 in the first quarter with sales increases and decreases throughout our customer base.

Sales of bakery products decreased $1,322,000 or 2% in the first quarter to $75,279,000 as sales decreases to three customers of about $5.5 million were largely offset by increased sales to three other customers of about $3.8 million. We expect sales to two customers whose sales were down $2.9 million to level off or begin to increase in the second quarter.

     Sales of handhelds increased $1,333,000, or 22%, with sales increases to four customers accounting for about 2/3 of the increase. Sales of funnel cake products increased $1,147,000, or 42%, primarily due to increased sales to school food service.

Sales of new products in the first twelve months since their introduction were approximately $7 million in this quarter. Price increases had a marginal impact on sales in the quarter and net volume increases, including new product sales as defined above, accounted for approximately $5 million of sales in the quarter.

Operating income in our Food Service segment increased from $15,902,000 to $17,054,000 in the quarter. Operating income for the quarter increased primarily because of strong sales increases in soft pretzels, churros, funnel cake and handhelds as well as by improved operations and lower ingredient costs.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $359,000 or 2% to $21,619,000 in the first quarter. Soft pretzel sales for the first quarter were up 2% to $8,944,000 due primarily to the benefit of increased couponing. Sales of frozen juices and ices increased $787,000 or 9% to $9,851,000 in the first quarter with sales increases and decreases across our product lines. Coupon redemption costs, a reduction of sales, increased 119% or about $685,000 for the quarter. Handheld sales to retail supermarket customers decreased 11% to $3,450,000 in the quarter as sales of this product line continues its long term downward trend.

Sales of new products in the first twelve months since their introduction were approximately $500,000 in this quarter. Price increases had a marginal impact on sales in the quarter and net volume changes, including new product sales as defined above and net of increased coupon costs, had essentially no impact on sales in the quarter. Operating income in our Retail Supermarkets segment decreased from $1,090,000 to $1,046,000 in the quarter primarily because of higher coupon and advertising expenses, but which were largely offset by the benefit of increased product sales.

FROZEN BEVERAGES

Frozen beverage and related product sales decreased 2% to $53,654,000 in the first quarter. Beverage related sales alone were up 1% in the quarter. Gallon sales were essentially the same as in last year’s first quarter. Service revenue increased 2% to $18,091,000 in the first quarter with sales increases and decreases throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $1,693,000 or 19% lower in the three month period compared to last year. The approximate number of company owned frozen beverage dispensers was 52,200 and 51,600 at December 24, 2016 and September 24, 2016, respectively. Operating income in our Frozen Beverage segment was $1,227,000 in this year’s quarter compared to $1,368,000 last year. Overall lower sales were the main cause of the slight decrease in operating income.

CONSOLIDATED

Gross profit as a percentage of sales improved to 29.21% in this year’s three month period from 28.64% last year. The increase resulted from increased sales of other than bakery products in our food service business along with lower ingredient costs and improved operating efficiencies.

Total operating expenses increased $1,093,000 in this quarter and as a percentage of sales increased from 20.4% to 20.6%. Marketing expenses increased to 9.01% of sales from 8.81%, distribution expenses decreased to 8.05% of sales from 8.19% and administrative expenses increased to 3.59% of sales from 3.45%. Marketing expenses increased as a percent of sales primarily because of increased spending in our retail supermarket business.

Operating income increased $967,000 or 5% to $19,327,000 in the first quarter as a result of the aforementioned items.

Investment income increased by $67,000 in the quarter as our holdings of marketable securities increased about 12% from a year ago.

The effective income tax rate has been estimated at 34% for this year’s quarter and 33% for last year’s quarter. We are estimating an effective income tax rate of approximately 35-1/2% for the year. Both years’ quarter’s rate benefited by an unusually high tax benefit on share based compensation. We expect such benefit as a percentage of taxable income to be lower for the remainder of this year.

Net earnings increased $562,000 or 4% in the current three month period to $13,540,000 as a result of the aforementioned items.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2016 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 24, 2016, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 24, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 24, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Earnings,

(iii)Consolidated Statements of ComprehensiveIncome,

(iv) Consolidated Statements of Cash Flows and

(v) the Notes to the Consolidated FinancialStatements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 26, 2017	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: January 26, 2017	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)