Form 10-Q
period 2017-03-25
J&J SNACK FOODS CORP
filed 2017-04-27
CIK 785956

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 25, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X No

As April 20, 2017 there were 18,718,237 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number

Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – March 25, 2017 (unaudited) and September 24, 2016	3

Consolidated Statements of Earnings (unaudited) – Three and Six Months Ended March 25, 2017 and March 26, 2016	4

Consolidated Statements of Comprehensive Income (unaudited) – Three and Six Months Ended March 25, 2017 and March 26, 2016	5

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 25, 2017 and March 26, 2016	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II. Other Information

Item 6. Exhibits	26

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 25,	September 24,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$86,275	$140,652
Marketable securities held to maturity	37,176	13,539
Accounts receivable, net	110,349	98,325
Inventories	105,744	88,684
Prepaid expenses and other	8,776	13,904
Total current assets	348,320	355,104

Property, plant and equipment, at cost
Land	2,482	2,512
Buildings	26,741	26,741
Plant machinery and equipment	235,477	227,614
Marketing equipment	267,644	278,299
Transportation equipment	7,829	7,637
Office equipment	23,929	22,136
Improvements	35,392	34,750
Construction in progress	14,902	5,356
Total Property, plant and equipment, at cost	614,396	605,045
Less accumulated depreciation and amortization	411,916	420,832
Property, plant and equipment, net	202,480	184,213

Other assets
Goodwill	99,975	86,442
Other intangible assets, net	56,510	41,819
Marketable securities held to maturity	85,112	90,732
Marketable securities available for sale	29,960	29,465
Other	2,680	2,712
Total other assets	274,237	251,170
Total Assets	$825,037	$790,487

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$352	$365
Accounts payable	67,471	62,026
Accrued insurance liability	9,564	10,119
Accrued liabilities	8,932	6,161
Accrued compensation expense	12,081	16,340
Dividends payable	7,859	7,280
Total current liabilities	106,259	102,291

Long-term obligations under capital leases	1,067	1,235
Deferred income taxes	59,076	48,186
Other long-term liabilities	2,552	801

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,716,000 and 18,668,000 respectively	28,341	25,332
Accumulated other comprehensive loss	(12,130)	(13,415)
Retained Earnings	639,872	626,057
Total stockholders' equity	656,083	637,974
Total Liabilities and Stockholders' Equity	$825,037	$790,487

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016

Net Sales	$246,513	$229,710	$472,083	$452,560

Cost of goods sold(1)	173,696	160,961	333,371	319,976
Gross Profit	72,817	68,749	138,712	132,584

Operating expenses
Marketing (2)	21,529	20,364	41,864	39,993
Distribution (3)	18,508	17,522	36,672	35,778
Administrative (4)	8,718	7,637	16,816	15,327
Other general income	(49)	(53)	(78)	(153)
Total Operating Expenses	48,706	45,470	95,274	90,945

Operating Income	24,111	23,279	43,438	41,639

Other income (expense)
Investment income	1,175	977	2,402	2,137
Interest expense & other	(545)	(31)	(571)	(63)

Earnings before income taxes	24,741	24,225	45,269	43,713

Income taxes	8,754	8,637	15,742	15,147

NET EARNINGS	$15,987	$15,588	$29,527	$28,566

Earnings per diluted share	$0.85	$0.83	$1.57	$1.52

Weighted average number of diluted shares	18,821	18,752	18,804	18,796

Earnings per basic share	$0.85	$0.84	$1.58	$1.53

Weighted average number of basic shares	18,711	18,637	18,698	18,662

(1)

Includes share-based compensation expense of $155 and $337 for the three months and six months ended March 25, 2017, respectively and $138 and $271 for the three months and six months ended March 26, 2016.

(2)

Includes share-based compensation expense of $224 and $486 for the three months and six months ended March 25,2017, respectively and $208 and $409 for the three months and six months ended March 26 2016.

(3)

Includes share-based compensation expense of $15 and $33 for the three months and six months ended March 25, 2017, respectively and $11 and $22 for the three months and six months ended March 26, 2016.

(4)

Includes share-based compensation expense of $288 and $573 for the three months and six months ended March 25, 2017, respectively and $180 and $353 for the three months and six months ended March 26, 2016.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016

Net Earnings	$15,987	$15,588	$29,527	$28,566

Foreign currency translation adjustments	1,894	(40)	790	(680)
Unrealized holding gain(loss)on marketable securities	598	(280)	495	(1,102)

Total Other Comprehensive Income, net of tax	2,492	(320)	1,285	(1,782)

Comprehensive Income	$18,479	$15,268	$30,812	$26,784

The accompanying notes are an integral part of these statements.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six Months Ended

	March 25,	March 26,
	2017	2016
Operating activities:
Net earnings	$29,527	$28,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	18,431	16,761
Amortization of intangibles and deferred costs	2,279	2,909
Share-based compensation	1,429	1,055
Deferred income taxes	(323)	(139)
Loss on sale of marketable securities	-	406
Other	498	289
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(7,940)	(285)
Increase in inventories	(10,866)	(18,128)
Decrease (increase) in prepaid expenses	9,464	(1,054)
Decrease in accounts payable and accrued liabilities	(1,737)	(2,079)
Net cash provided by operating activities	40,762	28,301
Investing activities:
Purchases of companies, net of cash acquired and debt assumed	(31,111)	-
Purchases of property, plant and equipment	(32,983)	(23,735)
Purchases of marketable securities	(23,726)	(31,286)
Proceeds from redemption and sales of marketable securities	5,104	5,384
Proceeds from disposal of property and equipment	964	835
Other	(163)	582
Net cash used in investing activities	(81,915)	(48,220)
Financing activities:
Payments to repurchase common stock	(1,682)	(11,758)
Proceeds from issuance of stock	3,218	1,984
Payments on capitalized lease obligations	(182)	(176)
Payment of cash dividend	(15,133)	(14,006)
Net cash used in financing activities	(13,779)	(23,956)
Effect of exchange rate on cash and cash equivalents	555	(477)
Net decrease in cash and cash equivalents	(54,377)	(44,352)
Cash and cash equivalents at beginning of period	140,652	133,689
Cash and cash equivalents at end of period	$86,275	$89,337

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

The results of operations for the three months ended March 25, 2017 and March 26, 2016 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $609,000 and $571,000 at March 25, 2017 and September 24, 2016, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $9,703,000 and $8,591,000 for the three months ended March 25, 2017 and March 26, 2016, respectively, and for the six months ended March 25, 2017 and March 26, 2016 was $18,431,000 and $16,761,000, respectively.

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

	Three Months Ended March 25,2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,987	18,711	$0.85

Effect of Dilutive Securities
Options	-	110	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,987	18,821	$0.85

2,500 anti-dilutive share have been excluded in the computation of EPS for the three months ended March 25, 2017.

	Six Months Ended March 25, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$29,527	18,698	$1.58

Effect of Dilutive Securities
Options	-	106	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$29,527	18,804	$1.57

158,494 anti-dilutive share have been excluded in the computation of EPS for the six months ended March 25, 2017.

	Three Months Ended March 26, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,588	18,637	$0.84

Effect of Dilutive Securities
Options	-	115	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,588	18,752	$0.83

180,670 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 26, 2016.

	Six Months Ended March 26, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$28,566	18,662	$1.53

Effect of Dilutive Securities
Options	-	134	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$28,566	18,796	$1.52

180,670 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 26, 2016.

Note 5	At March 25, 2017, the Company has three stock-based employee compensation plans. Share-based compensation expense (benefit) was recognized as follows:

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Stock Options	$66	$193	$(145)	$(56)
Stock purchase plan	61	60	235	152
Stock issued to an outside director	28	-	28	-
Restricted stock issued to an employee	1	1	2	2
Total share-based compensation	$156	$254	$120	$98

The above compensation is net of tax benefits	$526	$283	$1,309	$957

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2017 first six months: expected volatility of 15.8%; risk-free interest rate of 2.0%; dividend rate of 1.3% and expected lives of 5 years.

During the 2017 six month period, the Company granted 158,794 stock options. The weighted-average grant date fair value of these options was $18.84. During the 2016 six month period, the Company granted 159,170 stock options. The weighted-average grant date fair value of these options was $13.94.

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

The total amount of gross unrecognized tax benefits is $364,000 and $354,000 on March 25, 2017 and September 24, 2016, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of March 25, 2017 and September 24, 2016, respectively, the Company has $229,000 and $219,000 of accrued interest and penalties.

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

In January 2016,  the FASB issued guidance which requires an entity to measure equity investments at fair value with changes in fair value recognized in net income, to use the price that would be received by a seller  when measuring the fair value of financial instruments for disclosure purposes, and which eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under present guidance, changes in fair value of equity investments are recognized in Stockholder’s Equity.   This guidance is effective for our fiscal year ended September 2019.  Early adoption is not permitted.  We do not anticipate that the adoption of this new guidance will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued guidance to clarify the definition of a business. The updated standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The updated guidance is effective for our fiscal year ending September 2019 and interim periods within that year. Early adoption is permitted, including for interim and annual periods in which the financial statements have not been issued or made available for issuances. We have adopted this new guidance in this March 2017 quarter and the adoption had no impact on our consolidated financial statements.

In January 2017, the FASB issued guidance to simplify the test for goodwill impairment. This updated standard simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test. Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test. The updated guidance is effective for our fiscal year ending September 2021 and interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate that the adoption of this new guidance will have a material impact on our consolidated financial statements.

Note 8     Inventories consist of the following:

	March 25,	September 24,
	2017	2016
	(unaudited)
	(in thousands)

Finished goods	$47,509	$38,285
Raw Materials	24,127	18,223
Packaging materials	8,808	6,799
Equipment parts & other	25,300	25,377
Total Inventories	$105,744	$88,684

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

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016

Sales to External Customers:
Food Service
Soft pretzels	$42,993	$42,834	$84,487	$81,533
Frozen juices and ices	9,693	10,971	17,172	19,286
Churros	14,719	13,697	29,157	27,633
Handhelds	8,102	7,178	15,581	13,324
Bakery	83,804	70,424	159,083	147,025
Other	4,767	3,619	8,895	6,674
Total Food Service	$164,078	$148,723	$314,375	$295,475

Retail Supermarket
Soft pretzels	$9,186	$9,735	$18,130	$18,475
Frozen juices and ices	13,191	12,907	23,042	21,971
Handhelds	3,376	3,433	6,826	7,308
Coupon redemption	(895)	(511)	(2,154)	(1,085)
Other	754	1,136	1,387	1,291
Total Retail Supermarket	$25,612	$26,700	$47,231	$47,960

Frozen Beverages
Beverages	$31,822	$30,544	$60,098	$58,614
Repair and maintenance service	17,687	16,944	35,778	34,707
Machines sales	7,012	6,237	14,051	14,969
Other	302	562	550	835
Total Frozen Beverages	$56,823	$54,287	$110,477	$109,125

Consolidated Sales	$246,513	$229,710	$472,083	$452,560

Depreciation and Amortization:
Food Service	$6,395	$5,684	$12,127	$11,069
Retail Supermarket	360	288	638	574
Frozen Beverages	4,044	4,073	7,945	8,027
Total Depreciation and Amortization	$10,799	$10,045	$20,710	$19,670

Operating Income :
Food Service	$19,636	$18,520	$36,690	$34,422
Retail Supermarket	2,454	2,469	3,500	3,559
Frozen Beverages	2,021	2,290	3,248	3,658
Total Operating Income	$24,111	$23,279	$43,438	$41,639

Capital Expenditures:
Food Service	$12,026	$5,425	$18,613	$13,509
Retail Supermarket	131	43	213	199
Frozen Beverages	9,427	4,963	14,157	10,027
Total Capital Expenditures	$21,584	$10,431	$32,983	$23,735

Assets:
Food Service	$616,971	$545,344	$616,971	$545,344
Retail Supermarket	23,502	24,432	23,502	24,432
Frozen Beverages	184,564	175,331	184,564	175,331
Total Assets	$825,037	$745,107	$825,037	$745,107

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 25, 2017 and September 24, 2016 are as follows:

	March 25, 2017		September 24, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$16,240	$-	$14,150	$-

Amortized intangible assets
Non compete agreements	852	147	122	93
Customer relationships	49,491	33,415	35,491	31,895
License and rights	1,690	1,017	1,690	974
TOTAL FOOD SERVICE	$68,273	$34,579	$51,453	$32,962

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,557	$-	$7,206	$-

Amortized Intangible Assets
Trade Names	649	65	-	-
Customer relationships	7,979	2,422	7,979	2,021
TOTAL RETAIL SUPERMARKETS	$15,185	$2,487	$15,185	$2,021

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-

Amortized intangible assets
Customer relationships	200	38	200	28
Licenses and rights	1,400	759	1,400	723
TOTAL FROZEN BEVERAGES	$10,915	$797	$10,915	$751

CONSOLIDATED	$94,373	$37,863	$77,553	$35,734

Fully amortized intangible assets were removed from the above table during the current quarter for March 25, 2017 and September 24,2016.

Trade names of $649,000 that were classified as indefinite lived intangible assets at September 24, 2016 were reclassified to amortized intangible assets at March 25, 2017 because of our current expectation that moderately declining product sales under that trade name are likely to continue. We have assigned a finite life of five years to that trade name.

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $16,820,000 were acquired in the three and six months ended March 25, 2017 in the Hill & Valley acquisition in our food service segment. There were no intangible assets acquired in the six months ended March 26, 2016. Aggregate amortization expense of intangible assets for the three months ended March 25, 2017 and March 26, 2016 was $1,021,000 and $1,328,000, respectively and for the six months ended March 25, 2017 and March 26, 2016 was $2,129,000 and $2,657,000, respectively.

Estimated amortization expense including the estimated impact from the Hill & Valley purchase described in Note 13 for the next five fiscal years is approximately $3,900,000 in 2017, $3,500,000 in 2018, $3,400,000 in 2019, $3,200,000 in 2020 and $2,500,000 in 2021. The weighted average amortization period of the intangible assets is 10.6 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at March 25, 2017	$60,365	$3,670	$35,940	$99,975

Balance at September 24, 2016	$46,832	$3,670	$35,940	$86,442

Goodwill of $13,533,360 was acquired in the Hill & Valley acquisition in our food service segment in the three and six months ended March 25, 2017 and none was acquired in the three and six months ended March 26, 2016.

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

Marketable securities held to maturity and available for sale consist primarily of investments in mutual funds, preferred stock and corporate bonds.  The fair values of mutual funds are based on quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy.  The fair values of preferred stock, corporate bonds and certificates of deposit are based on quoted prices for identical or similar instruments in markets that are not active.  As a result, preferred stock, corporate bonds and certificates of deposit are classified within Level 2 of the fair value hierarchy.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 25, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$120,368	$306	$225	$120,449
Certificates of Deposit	1,920	4	-	1,924
Total investment securities held to maturity	$122,288	$310	$225	$122,373

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 25, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$-	$269	$12,734
Preferred Stock	16,791	502	67	17,226
Total investment securities available for sale	$29,794	$502	$336	$29,960

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The unrealized losses of $269,000 are spread over 4 funds with total fair market value of $12.7 million. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2017 through 2021, with $108 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 25, 2017 and September 24, 2016 are summarized as follows:

	March 25, 2017		September 24, 2016

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$37,176	$37,182	$13,539	$13,552
Due after one year through five years	85,112	85,191	90,732	91,326
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$122,288	$122,373	$104,271	$104,878
Less current portion	37,176	37,182	13,539	13,552
Long term held to maturity securities	$85,112	$85,191	$90,732	$91,326

Proceeds from the redemption and sale of marketable securities were $4,629,000 and $5,104,000 in the three and six months ended March 25, 2017 and $4,186,000 and $5,384,000 in the three and six months ended March 26, 2016, respectively. No gains or losses were recorded in the three and six months ended March 25, 2017 and losses of $297,000 and $406,000 were recorded in the three and six months ended March 26, 2016, respectively.

We use the specific identification method to determine the cost of securities sold.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended March 25, 2017			Six Months Ended March 25, 2017
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign	Unrealized		Foreign	Unrealized
	Currency	Holding(Loss)Gain		Currency	Holding(Loss)Gain
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(14,190)	$(432)	$(14,622)	$(13,086)	$(329)	$(13,415)

Other comprehensive income (loss) before reclassifications	1,894	598	2,492	790	495	1,285

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-	-

Ending Balance	$(12,296)	$166	$(12,130)	$(12,296)	$166	$(12,130)

	Three Months Ended March 26, 2016			Six Months Ended March 26, 2016
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign	Unrealized		Foreign	Unrealized
	Currency	Holding Loss on		Currency	Holding Loss on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(10,661)	$(1,698)	$(12,359)	$(10,021)	$(876)	$(10,897)

Other comprehensive income (loss) before reclassifications	(40)	(454)	(494)	(680)	(1,346)	(2,026)

Amounts reclassified from accumulated other comprehensive income	-	174	174	-	244	244

Ending Balance	$(10,701)	$(1,978)	$(12,679)	$(10,701)	$(1,978)	$(12,679)

Note 13

On December 30, 2016, we acquired Hill & Valley Inc., a premium bakery located in Rock Island, IL., for approximately $31 million.   Hill & Valley, with sales of over $45 million annually, is a manufacturer of a variety of pre-baked cakes, cookies, pies, muffins and other desserts to retail in-store bakeries.  Hill & Valley is a leading brand of Sugar Free and No Sugar Added pre-baked in-store bakery items. Additionally, Hill & Valley sustains strategic private labeling partnerships with retailers nationwide. Sales and operating income of Hill & Valley were $9,483,000 and $144,000 for the quarter and six months ended March 25,2017.

The preliminary purchase price allocation, subject to final valuation, for the acquisition is as follows:

(in thousands)

Accounts Receivable, net	$4,054
Inventories	6,088
Prepaid expenses and other	122
Property, plant & equipment, net	4,398
Trade Names	2,090
Customer Relationships	14,000
Goodwill	13,533
Covenant not to compete	730
Accounts Payable	(2,259)
Accrued Liabilities	(2,162)
Accrued compensation expense	(650)
Other long-term liabilities	(1,782)
Deferred income taxes	(7,051)
Purchase Price	$31,111

The goodwill recognized is attributable to the assembled workforce of Hill & Valley and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.

Acquisition costs of $514,000 are included in other expense for the three and six months ended March 25, 2017.

Our proforma results, giving effect to the acquisition and assuming an acquisition date of September 27, 2015, would have been:

	(in thousands)
	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016

Net Sales	$247,462	$240,195	$485,995	$473,569

Net Earnings	$15,999	$15,979	$30,003	$29,247

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.42 per share of its common stock payable on April 6, 2017, to shareholders of record as of the close of business on March 15, 2017.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019. In the three and six months ended March 25, 2017 we purchased and retired 12,926 shares at a cost of $1,682,342. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 34,849 shares remain to be purchased under this authorization.

In the three months ended March 25, 2017 and March 26, 2016 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $1,894,000 in accumulated other comprehensive loss in the 2017 second quarter and an increase of $40,000 accumulated other comprehensive loss in the 2016 second quarter. In the six month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $790,000 in accumulated other comprehensive loss in the 2017 six month period and an increase of $680,000 in accumulated other comprehensive loss in the 2016 six month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 25, 2017.

Results of Operations

Net sales increased $16,803,000 or 7% to $246,513,000 for the three months and $19,523,000 or 4% to $472,083,000 for the six months ended March 25, 2017 compared to the three and six months ended March 26, 2016. Excluding sales of Hill & Valley, acquired December 30, 2016, sales for the three months increased $7,320,000, or 3% and sales for the six months increased $10,040,000, or 2% from last year.

FOOD SERVICE

Sales to food service customers increased $15,355,000 or 10% in the second quarter to $164,078,000 and increased $18,900,000 or 6% for the six months. Excluding sales of Hill & Valley, sales increased $5,872,000, or 4%, for the second quarter and $9,417,000, or 3% for the six months. Soft pretzel sales to the food service market increased 4% to $84,487,000 in the six months with sales increases to schools, convenience stores and restaurant chains.

Frozen juices and ices sales decreased 12% to $9,693,000 in the three months and decreased 11% to $17,172,000 in the six months resulting from lower sales to warehouse club stores. We expect sales to be lower in our third quarter compared to last year by about $3 million or 16% primarily because of lower sales to one warehouse club customer; however, we expect sales to be higher in our fourth quarter compared to last year by about $3 million or 22% primarily because of higher sales to that same warehouse club customer. Churro sales to food service customers increased 7% to $14,719,000 in the second quarter and 6% to $29,157,000 in the six months with increased sales to restaurant chains and warehouse club stores.

Sales of bakery products increased $13,380,000 or 18% in the second quarter to $83,804,000 and increased $12,058,000 or 8% for the six months. Excluding sales of Hill & Valley, sales increased $3,897,000, or 6%, for the second quarter and $2,575,000, or 2% for the six months with sales increases and decreases spread across our customer base.

Sales of handhelds increased $924,000 or 13% in the quarter and $ 2,257,000 or 17% for the six months with all of the increase coming from sales to three customers in the quarter and five customers in the six months. Sales of funnel cake increased $1,066,000 or 32% in the quarter and $2,213,000 or 36% for the six months primarily due to increased sales to school food service and restaurant chains.

Sales of new products in the first twelve months since their introduction were approximately $9 million in this quarter and $16 million in the six months. Price increases had a marginal impact on sales in the quarter and for the six months and net volume increases, including new product sales as defined above and Hill & Valley sales , accounted for approximately $15 million of sales in the quarter and $ 19 million of sales in the six months.

Operating income in our Food Service segment increased from $18,520,000 to $19,636,000 in the quarter and increased from $34,422,000 to $36,690,000 in the six months. Operating income for both periods benefitted from sales increases, improved operations and lower ingredient costs. Hill & Valley contributed $144,000 to operating income in the second quarter.

RETAIL SUPERMARKETS

     Sales of products to retail supermarkets decreased $1,088,000 or 4% to $25,612,000 in the second quarter and decreased $729,000 or 2% to $47,231,000 in the six months.  Soft pretzel sales for the second quarter were down 6% to $9,186,000 and were down 2% to $18,130,000 for the six months with sales decreases across customers and products. Sales of frozen juices and ices increased $284,000 or 2% to $13,191,000 in the second quarter and were up $1,071,000 to $23,042,000 for the six months led by increased sales of our WHOLEFRUIT products.    Handheld sales to retail supermarket customers decreased 2% to $3,376,000 in the quarter and decreased 7% to $6,826,000 for the six months, even though trade spending for the introduction of new products, which is a reduction of sales , was less this year by approximately $600,000 for the quarter and $800,000 for the six months.

Sales of new products in the second quarter were approximately $200,000 and were $750,000 for the six months. Price increases had a marginal impact on sales in the quarter and for the six months and net volume decreases, including new product sales as defined above and net of increased coupon costs , lowered sales by about $1.4 million in in the quarter and the six months.

     Operating income in our Retail Supermarkets segment was $2,454,000 in this year’s quarter compared to $2,469,000 in last year’s quarter and was $3,500,000 in this year’s six months compared to $3,559,000 in last year’s six months. Lower trade spending for the introduction of new products compared to last year offset the negative factors of generally lower sales and higher coupon expenses in both periods.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 5% to $56,823,000 in the second quarter and increased 1% to $110,477,000 in the six month period. Beverage related sales alone were up 4% to $31,822,000 in the second quarter and were up 3% to $60,098,000 in the six month period.    Gallon sales were up 4% for the three months and were up 2% for the six month period primarily due to higher sales to movie theaters but with higher sales to other customer groups as well. Service revenue increased 4% to $17,687,000 in the second quarter and increased 3% to $35,778,000 for the six month period with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $7,012,000, an increase of 12% from last year’s second quarter and were $14,051,000, or 6% lower than last year, in the six month period.

     Operating income in our Frozen Beverage segment decreased to $2,021,000 in this quarter and to $3,248,000 for the six months compared to $2,290,000 and $3,658,000 in last years’ periods, respectively. Higher payroll costs including higher group health insurance costs of about $208,000 and $545,000 in the quarter and six months, respectively, contributed to the lower operating income in both periods.

CONSOLIDATED

Gross profit as a percentage of sales was 29.54% in the three month period this year and 29.93% last year. For the six month period, gross profit as a percentage of sales was 29.38% this year and 29.30% a year ago. More than 1/2 of the gross profit percentage decrease in the quarter resulted from the lower gross profit percentage of the Hill & Valley business. Higher costs in our frozen beverages business also impacted the gross margin percentage in the quarter. For the six months, the negative impact of the lower Hill & Valley gross profit percentage and higher costs in our frozen beverages business were offset by improved sales, lower ingredient costs and improved operating efficiencies in our food service segment as well as by lower trade spending for the introduction of new products compared to last year in our retail supermarkets segment.

Total operating expenses increased $3,236,000 in the second quarter and as a percentage of sales was 19.8% in both years. For the first half, operating expenses increased $4,329,000, and as a percentage of sales increased from 20.1% to 20.2%. Marketing expenses were 8.7% of sales in this year’s quarter and 8.9% last year and were 8.9% in this year’s six months compared to 8.8% of sales in last year’s six months. Distribution expenses were 7.5% of sales in this year’s quarter and were 7.6% of sales in last year’s quarter, and were 7.8% in this year’s six month period and 7.9% of sales last years’ six month period. Administrative expenses were 3.5% of sales this quarter and 3.6% for the six month period compared to 3.3% of sales last year in the second quarter and 3.4% for the six months.

Operating income increased $832,000 or 4% to $24,111,000 in the second quarter and increased $1,799,000 or 4% to $43,438,000 in the first half as a result of the aforementioned items.

Investment income increased by $198,000 and $265,000 in the second quarter and six months, respectively, primarily because last year’s quarter and six months included losses on the sales of marketable securities of $297,000 and $406,000, respectively.

Other expense for the quarter and six months this year includes $514,000 of acquisition costs for the Hill & Valley purchase.

The effective income tax rate has been estimated at 35.4% and 35.7% for the quarter this year and last year, respectively and 34.8% and 34.7% for the six months this year and last year, respectively.

Net earnings increased $399,000 or 3% in the current three month period to $15,987,000 and were $29,527,000 for the six months this year compared to $28,566,000 for the six month period last year, an increase of 3%.

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

The Chief Executive Officer and the Chief Financial

Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 25, 2017, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 25, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002

99.5 &	Certification Pursuant to the 18 U.S.C.
99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 25, 2017, formatted in XBRL (extensible Business Reporting Language):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Earnings,
(iii)Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statements of Cash Flows and
(v) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 27, 2017	/s/ Gerald B. Shreiber
Gerald B. Shreiber Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 27, 2017	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)