Form 10-Q
period 2017-06-24
J&J SNACK FOODS CORP
filed 2017-07-27
CIK 785956

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 24, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	(X)	Accelerated filer	( )

Non-accelerated filer	( ) (Do not check if a smaller reporting company)
		Smaller reporting company	( )
		Emerging growth company	( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X No

As July 20, 2017 there were 18,738,633 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number
Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – June 24, 2017 (unaudited) and September 24, 2016	3

Consolidated Statements of Earnings (unaudited) -Three and Nine Months Ended June 24, 2017 and June 25, 2016	4

Consolidated Statements of Comprehensive Income (unaudited) – Three and Nine Months Ended June 24, 2017 and June 25, 2016	5

Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 24, 2017 and June 25, 2016	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II. Other Information

Item 6. Exhibits	27

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 24,	September 24,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$92,614	$140,652
Marketable securities held to maturity	50,857	13,539
Accounts receivable, net	126,236	98,325
Inventories	107,179	88,684
Prepaid expenses and other	8,202	13,904
Total current assets	385,088	355,104

Property, plant and equipment, at cost
Land	2,482	2,512
Buildings	26,741	26,741
Plant machinery and equipment	246,410	227,614
Marketing equipment	274,380	278,299
Transportation equipment	8,403	7,637
Office equipment	24,644	22,136
Improvements	37,510	34,750
Construction in progress	17,535	5,356
Total Property, plant and equipment, at cost	638,105	605,045
Less accumulated depreciation and amortization	418,912	420,832
Property, plant and equipment, net	219,193	184,213

Other assets
Goodwill	101,853	86,442
Other intangible assets, net	61,579	41,819
Marketable securities held to maturity	65,113	90,732
Marketable securities available for sale	30,164	29,465
Other	2,794	2,712
Total other assets	261,503	251,170
Total Assets	$865,784	$790,487

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$345	$365
Accounts payable	81,285	62,026
Accrued insurance liability	9,848	10,119
Income taxes payable	5,913	-
Accrued liabilities	7,434	6,161
Accrued compensation expense	15,631	16,340
Dividends payable	7,866	7,280
Total current liabilities	128,322	102,291

Long-term obligations under capital leases	982	1,235
Deferred income taxes	58,641	48,186
Other long-term liabilities	2,393	801

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,729,000 and 18,668,000 respectively	28,966	25,332
Accumulated other comprehensive loss	(10,831)	(13,415)
Retained Earnings	657,311	626,057
Total stockholders' equity	675,446	637,974
Total Liabilities and Stockholders' Equity	$865,784	$790,487

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016

Net Sales	$295,415	$277,981	$767,498	$730,541

Cost of goods sold(1)	200,651	185,895	534,022	505,871
Gross Profit	94,764	92,086	233,476	224,670

Operating expenses
Marketing (2)	25,571	23,721	67,435	63,714
Distribution (3)	21,865	19,006	58,537	54,784
Administrative (4)	9,588	8,530	26,404	23,857
Other general expense	(60)	392	(138)	239
Total operating expenses	56,964	51,649	152,238	142,594

Operating Income	37,800	40,437	81,238	82,076

Other income (expense)
Investment income	1,422	981	3,824	3,118
Interest expense & other	(80)	(31)	(651)	(94)

Earnings before income taxes	39,142	41,387	84,411	85,100

Income taxes	13,838	14,596	29,580	29,743

NET EARNINGS	$25,304	$26,791	$54,831	$55,357

Earnings per diluted share	$1.34	$1.43	$2.91	$2.95

Weighted average number of diluted shares	18,846	18,705	18,818	18,765

Earnings per basic share	$1.35	$1.44	$2.93	$2.97

Weighted average number of basic shares	18,727	18,615	18,708	18,646

(1)

Includes share-based compensation expense of $192 and $529 for the three months and nine months ended June 24, 2017, respectively and $174 and $445 for the three months and nine months ended June 25, 2016.

(2)

Includes share-based compensation expense of $277 and $763 for the three months and nine months ended June 24,2017, respectively and $264 and $673 for the three months and nine months ended June 25, 2016.

(3)

Includes share-based compensation expense of $19 and $52 for the three months and nine months ended June 24, 2017, respectively and $13 and $35 for the three months and nine months ended June 25, 2016.

(4)

Includes share-based compensation expense of $323 and $896 for the three months and nine months ended June 24, 2017, respectively and $228 and $581 for the three months and nine months ended June 25, 2016.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016

Net Earnings	$25,304	$26,791	$54,831	$55,357

Foreign currency translation adjustments	1,095	(1,387)	1,885	(2,067)
Unrealized holding gain (loss) on marketable securities	204	640	699	(462)

Total Other Comprehensive Income (loss)	1,299	(747)	2,584	(2,529)

Comprehensive Income	$26,603	$26,044	$57,415	$52,828

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Nine months ended
	June 24,	June 25,
	2017	2016
Operating activities:
Net earnings	$54,831	$55,357
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	28,060	25,526
Amortization of intangibles and deferred costs	3,336	4,304
Share-based compensation	2,240	1,735
Deferred income taxes	(347)	(172)
(Gain)loss on sale and redemption of marketable securities	(13)	582
Other	712	493
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(23,385)	(11,984)
Increase in inventories	(12,154)	(12,478)
Decrease in prepaid expenses	10,035	1,419
Increase in accounts payable and accrued liabilities	20,023	6,566
Net cash provided by operating activities	83,338	71,348
Investing activities:
Payment for purchases of companies, net of cash acquired	(42,058)	-
Purchases of property, plant and equipment	(57,151)	(37,221)
Purchases of marketable securities	(27,269)	(41,786)
Proceeds from redemption and sales of marketable securities	14,681	11,008
Proceeds from disposal of property, plant and equipment	1,385	1,578
Other	(404)	308
Net cash used in investing activities	(110,816)	(66,113)
Financing activities:
Payments to repurchase common stock	(3,374)	(15,265)
Proceeds from issuance of stock	4,745	3,634
Payments on capitalized lease obligations	(273)	(265)
Payment of cash dividend	(22,992)	(21,267)
Net cash used in financing activities	(21,894)	(33,163)
Effect of exchange rate on cash and cash equivalents	1,334	(1,440)
Net decrease in cash and cash equivalents	(48,038)	(29,368)
Cash and cash equivalents at beginning of period	140,652	133,689
Cash and cash equivalents at end of period	$92,614	$104,321

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

The results of operations for the three and nine months ended June 24, 2017 and June 25, 2016 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $421,000 and $571,000 at June 24, 2017 and September 24, 2016, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $9,629,000 and $8,765,000 for the three months ended June 24, 2017 and June 25, 2016, respectively, and for the nine months ended June 24, 2017 and June 25, 2016 was $28,060,000 and $25,526,000, respectively.

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

	Three Months Ended June 24, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$25,304	18,727	$1.35

Effect of Dilutive Securities
Options	-	119	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$25,304	18,846	$1.34

500 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 24, 2017.

	Nine Months Ended June 24, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$54,831	18,708	$2.93

Effect of Dilutive Securities
Options	-	110	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$54,831	18,818	$2.91

158,494 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 24, 2017.

	Three Months Ended June 25, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$26,791	18,615	$1.44

Effect of Dilutive Securities
Options	-	90	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$26,791	18,705	$1.43

189,170 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 25, 2016.

	Nine Months Ended June 25, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$55,357	18,646	$2.97

Effect of Dilutive Securities
Options	-	119	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$55,357	18,765	$2.95

189,670 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 25, 2016.

Note 5	At June 24, 2017, the Company has three stock-based employee compensation plans. Share-based compensation expense (benefit) was recognized as follows:

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Stock Options	$(20)	$112	$(165)	$56
Stock purchase plan	65	96	300	248
Stock issued to an outside director	14	-	42	-
Restricted stock issued to an employee	1	1	3	3
Total share-based compensation	$60	$209	$180	$307

The above compensation is net of tax benefits	$751	$470	$2,060	$1,427

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2017 first nine months: expected volatility of 15.8%; risk-free interest rate of 2.0%; dividend rate of 1.3% and expected lives of 5 years.

During the 2017 nine month period, the Company granted 159,294 stock options. The weighted-average grant date fair value of these options was $18.85. During the 2016 nine month period, the Company granted 159,170 stock options. The weighted-average grant date fair value of these options was $13.94.

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

The total amount of gross unrecognized tax benefits is $369,000 and $354,000 on June 24, 2017 and September 24, 2016, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 24, 2017 and September 24, 2016, respectively, the Company has $234,000 and $219,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Note 7

In May 2014 and in subsequent updates, the FASB issued guidance on revenue recognition which requires that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. We have performed a review of the requirements of the new revenue standard and are in the process of reviewing customer contracts and applying the five-step model of this new guidance to each contract category we have identified and will compare the results to our current accounting practices. Our analysis to date has focused on the identification of the contracts in place, including the related accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard.  Based on the assessment to date, we do not expect the adoption of the new revenue recognition standard to have a material impact on our financial statements. We plan to adopt this guidance on the first day of our  fiscal 2019 year. We will likely apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented. Therefore, this guidance would require additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2019 reporting period.

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

In January 2017, the FASB issued guidance to clarify the definition of a business. The updated standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The updated guidance is effective for our fiscal year ending September 2019 and interim periods within that year. Early adoption is permitted, including for interim and annual periods in which the financial statements have not been issued or made available for issuances. We have adopted this new guidance in the March 2017 quarter and the adoption had no impact on our consolidated financial statements.

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

Note 8	Inventories consist of the following:

	June 24,	September 24,
	2017	2016
	(unaudited)
	(in thousands)

Finished goods	$47,504	$38,285
Raw Materials	24,635	18,223
Packaging materials	8,829	6,799
Equipment parts & other	26,211	25,377
Total Inventories	$107,179	$88,684

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

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$45,069	$44,410	$129,556	$125,943
Frozen juices and ices	16,281	18,564	33,453	37,850
Churros	17,536	15,819	46,693	43,452
Handhelds	8,574	7,047	24,155	20,371
Bakery	89,712	74,475	248,795	221,500
Other	5,938	8,833	14,833	15,507
Total Food Service	$183,110	$169,148	$497,485	$464,623

Retail Supermarket
Soft pretzels	$7,496	$7,136	$25,626	$25,611
Frozen juices and ices	27,317	26,038	50,359	48,009
Handhelds	3,548	3,813	10,374	11,121
Coupon redemption	(1,092)	(826)	(3,246)	(1,911)
Other	873	852	2,260	2,143
Total Retail Supermarket	$38,142	$37,013	$85,373	$84,973

Frozen Beverages
Beverages	$48,714	$44,352	$108,812	$102,966
Repair and maintenance service	18,549	18,398	54,327	53,105
Machines sales	6,496	8,942	20,547	23,911
Other	404	128	954	963
Total Frozen Beverages	$74,163	$71,820	$184,640	$180,945

Consolidated Sales	$295,415	$277,981	$767,498	$730,541

Depreciation and Amortization:
Food Service	$6,028	$5,777	$18,155	$16,846
Retail Supermarket	221	288	859	862
Frozen Beverages	4,437	4,095	12,382	12,122
Total Depreciation and Amortization	$10,686	$10,160	$31,396	$29,830

Operating Income:
Food Service	$22,005	$24,619	$58,695	$59,041
Retail Supermarket	4,890	4,266	8,390	7,825
Frozen Beverages	10,905	11,552	14,153	15,210
Total Operating Income	$37,800	$40,437	$81,238	$82,076

Capital Expenditures:
Food Service	$16,923	$5,961	$35,536	$19,470
Retail Supermarket	15	140	228	339
Frozen Beverages	7,230	7,385	21,387	17,412
Total Capital Expenditures	$24,168	$13,486	$57,151	$37,221

Assets:
Food Service	$631,131	$563,571	$631,131	$563,571
Retail Supermarket	25,212	26,110	25,212	26,110
Frozen Beverages	209,441	181,552	209,441	181,552
Total Assets	$865,784	$771,233	$865,784	$771,233

Note 10

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 24, 2017 and September 24, 2016 are as follows:

	June 24, 2017		September 24, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$16,240	$-	$14,150	$-

Amortized intangible assets
Non compete agreements	792	192	122	93
Customer relationships	48,491	33,923	35,491	31,895
License and rights	1,690	1,037	1,690	974
TOTAL FOOD SERVICE	$67,213	$35,152	$51,453	$32,962

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,557	$-	$7,206	$-

Amortized Intangible Assets
Trade Names	649	97	-	-
Customer relationships	7,979	2,622	7,979	2,021
TOTAL RETAIL SUPERMARKETS	$15,185	$2,719	$15,185	$2,021

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	-	-

Amortized intangible assets
Customer relationships	257	44	200	28
Licenses and rights	1,400	776	1,400	723
TOTAL FROZEN BEVERAGES	$17,872	$820	$10,915	$751

CONSOLIDATED	$100,270	$38,691	$77,553	$35,734

Fully amortized intangible assets were removed from the above table during the March 25, 2017 quarter and at September 24, 2016.

Trade names of $649,000 that were classified as indefinite lived intangible assets at September 24, 2016 were reclassified to amortized intangible assets at March 25, 2017 because of our current expectation that moderately declining product sales under that trade name are likely to continue. We have assigned a finite life of five years to that trade name.

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. Intangible assets of $6,957,000 were acquired during the quarter ended June 24, 2017 in an ICEE distributor acquisition in our frozen beverage segment and intangible assets of $15,760,000 were acquired in the nine months ended June 24, 2017 in the Hill & Valley acquisition in our food service segment. There were no intangible assets acquired in the nine months ended June 25, 2016. Aggregate amortization expense of intangible assets for the three months ended June 24, 2017 and June 25, 2016 was $828,000 and $1,267,000, respectively and for the nine months ended June 24, 2017 and June 25, 2016 was $2,957,000 and $3,924,000, respectively.

Estimated amortization expense including the estimated impact from the Hill & Valley purchase and the ICEE distributor purchase described above and in Note 13 for the next five fiscal years is approximately $3,900,000 in 2017, $3,500,000 in 2018, $3,400,000 in 2019, $3,200,000 in 2020 and $2,500,000 in 2021. The weighted average amortization period of the intangible assets is 10.6 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at June 24, 2017	$61,007	$3,670	$37,176	$101,853

Balance at September 24, 2016	$46,832	$3,670	$35,940	$86,442

Goodwill of $1,236,000 was acquired in an ICEE distributor acquisition in our frozen beverage segment during the quarter ended June 24, 2017 and goodwill of $14,175,000 was acquired in the Hill & Valley acquisition in our food service segment in the nine months ended June 24, 2017 and none was acquired in the three and nine months ended June 25, 2016.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 24, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$114,050	$425	$164	$114,311
Certificates of Deposit	1,920	3	2	1,921
Total investment securities held to maturity	$115,970	$428	$166	$116,232

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 24, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$34	$242	$12,795
Preferred Stock	16,791	628	50	17,369
Total investment securities available for sale	$29,794	$662	$292	$30,164

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 24, 2017 and September 24, 2016 are summarized as follows:

	June 24, 2017		September 24, 2016

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$50,857	$50,917	$13,539	$13,552
Due after one year through five years	65,113	65,315	90,732	91,326
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$115,970	$116,232	$104,271	$104,878
Less current portion	50,857	50,917	13,539	13,552
Long term held to maturity securities	$65,113	$65,315	$90,732	$91,326

Proceeds from the redemption and sale of marketable securities were $9,577,000 and $14,681,000 in the three and nine months ended June 24, 2017 and $5,624,000 and $11,008,000 in the three and nine months ended June 25, 2016, respectively. Gains of $13,000 were recorded in the three and nine months ended June 24, 2017 and losses of $176,000 and $582,000 were recorded in the three and nine months ended June 25, 2016, respectively.

We use the specific identification method to determine the cost of securities sold.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 24, 2017			Nine Months Ended June 24, 2017
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss (Gain) on Marketable Securities	Total

Beginning Balance	$(12,296)	$166	$(12,130)	$(13,086)	$(329)	$(13,415)

Other comprehensive income (loss) before reclassifications	1,095	204	1,299	1,885	699	2,584

Amounts reclassified from accumulated other comprehensive income	-	-	-	-		-

Ending Balance	$(11,201)	$370	$(10,831)	$(11,201)	$370	$(10,831)

	Three Months Ended June 25, 2016			Nine Months Ended June 25, 2016
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total	Foreign Currency Translation Adjustments	Unrealized Holding Loss on Marketable Securities	Total

Beginning Balance	$(10,701)	$(1,978)	$(12,679)	$(10,021)	$(876)	$(10,897)

Other comprehensive income (loss) before reclassifications	(1,387)	534	(853)	(2,067)	(812)	(2,879)

Amounts reclassified from accumulated other comprehensive income	-	106	106	-	350	350

Ending Balance	$(12,088)	$(1,338)	$(13,426)	$(12,088)	$(1,338)	$(13,426)

Note 13

On December 30, 2016, we acquired Hill & Valley Inc., a premium bakery located in Rock Island, IL., for approximately $31 million.   Hill & Valley, with sales of over $45 million annually, is a manufacturer of a variety of pre-baked cakes, cookies, pies, muffins and other desserts to retail in-store bakeries.  Hill & Valley is a leading brand of Sugar Free and No Sugar Added pre-baked in-store bakery items. Additionally, Hill & Valley sustains strategic private labeling partnerships with retailers nationwide. Sales and operating (loss) income of Hill & Valley were $11.4 million and $(43,000) for the quarter and $20.9 million and $102,000 for the nine months ended June 24, 2017.

The purchase price allocation for the acquisition is as follows:

(in thousands)

Accounts Receivable, net	$4,054
Inventories	6,088
Prepaid expenses and other	122
Property, plant & equipment, net	4,398
Trade Names	2,090
Customer Relationships	13,000
Goodwill	14,175
Covenant not to compete	670
Accounts Payable	(2,259)
Accrued Liabilities	(2,162)
Accrued compensation expense	(650)
Other long-term liabilities	(1,782)
Deferred income taxes	(6,633)
Purchase Price	$31,111

The goodwill recognized is attributable to the assembled workforce of Hill & Valley and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.

Acquisition costs of $519,000 are included in other expense for the nine months ended June 24, 2017.

On May 22, 2017, we acquired an ICEE distributor doing business in Georgia and Tennessee for approximately $11 million.  Sales and operating income of the acquired business were $505,000 and $153,000 for the quarter and nine months ended June 24, 2017

The preliminary purchase price allocation, subject to final valuation, for the acquisition is as follows:

(in thousands)

Accounts Receivable, net	$340
Inventories	217
Prepaid expenses and other	25
Property, plant & equipment, net	2,277
Customer Relationships	57
Distribution rights	6,900
Goodwill	1,236
Accounts Payable	(79)
Accrued Liabilities	(26)
Purchase Price	$10,947

The goodwill recognized is attributable to the assembled workforce of the acquired business and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.

Acquisition costs of $48,000 are included in other expense for the three and nine months ended June 24, 2017.

Our proforma results, giving effect to these two acquisitions and assuming an acquisition date of September 27, 2015, would have been:

	(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016

Net Sales	$296,115	$290,854	$783,938	$766,048

Net Earnings	$25,395	$27,098	$54,903	$55,957

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our current cash and cash equivalents balances, investments and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.42 per share of its common stock payable on July 6, 2017, to shareholders of record as of the close of business on June 21, 2017.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019. In the three and nine months ended June 24, 2017 we purchased and retired 13,004 and 25,930 shares at a cost of $1,682,342 and $3,373,699, respectively. On November 8, 2012 the Company’s Board of Directors authorized the purchase and retirement of an additional 500,000 shares of the Company’s common stock; 21,845 shares remain to be purchased under this authorization.

Capital expenditures in our food service segment increased from $19,470,000 in the nine months ended June 25, 2016 to $35,536,000 in the nine months ended June 24, 2017 due to an increased emphasis on improving efficiencies and reducing costs in our manufacturing facilities.

In the three months ended June 24, 2017 and June 25, 2016 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $1,095,000 in accumulated other comprehensive loss in the 2017 third quarter and an increase of $1,387,000 accumulated other comprehensive loss in the 2016 third quarter. In the nine month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $1,885,000 in accumulated other comprehensive loss in the 2017 nine month period and an increase of $2,067,000 in accumulated other comprehensive loss in the 2016 nine month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 24, 2017.

Results of Operations

Net sales increased $17,434,000 or 6% to $295,415,000 for the three months and $36,957,000 or 5% to $767,498,000 for the nine months ended June 24, 2017 compared to the three and nine months ended June 25, 2016. Excluding sales of Hill & Valley, acquired December 30, 2016, and an ICEE distributor acquired May 22, 2017, sales for the three months increased $5,523,000, or 2% and sales for the nine months increased $15,563,000 or 2% from last year.

FOOD SERVICE

Sales to food service customers increased $13,962,000 or 8% in the third quarter to $183,110,000 and increased $32,862,000 or 7% for the nine months. Excluding sales of Hill & Valley, sales increased $2,552,000 or 2%, for the third quarter and $11,969,000, or 3% for the nine months. Soft pretzel sales to the food service market increased 1% to $45,069,000 in this quarter and 3% to $129,556,000 in the nine months with sales increases and decreases across our customer base.

Frozen juices and ices sales decreased 12% to $16,281,000 in the three months and decreased 12% to $33,453,000 in the nine months resulting from lower sales to warehouse club stores. The sales decline in the third quarter was primarily due to a change in timing of sales to one warehouse club store of our WHOLEFRUIT organic juice tubes; we expect to have an increase in sales to that customer in our fourth quarter.   Churro sales to food service customers increased 11% to $17,536,000 in the third quarter and 7% to $46,693,000 in the nine months with increased sales to restaurant chains and warehouse club stores.

Sales of bakery products increased $15,237,000 or 20% in the third quarter to $89,712,000 and increased $27,295,000 or 12% for the nine months. Excluding sales of Hill & Valley, sales increased $3,827,000, or 5%, for the third quarter and $6,402,000, or 3% for the nine months with sales increases and decreases spread across our customer base.

Sales of handhelds increased $1,527,000 or 22% in the quarter and $3,784,000 or 19% for the nine months with all of the increase coming from sales to four customers in the quarter and five customers in the nine months. Sales of funnel cake decreased $2,941,000 or 34% in the quarter to $5,629,000 and $728,000 or 5% for the nine months to $13,923,000 because last year sales in the third quarter included sales of $3.8 million to one restaurant chain in a rollout, otherwise, we had increased sales to school food service in both periods.

Sales of new products in the first twelve months since their introduction were approximately $10 million in this quarter and $26 million in the nine months. Price increases had a marginal impact on sales in the quarter and for the nine months and net volume increases, including new product sales as defined above and Hill & Valley sales, accounted for approximately $14 million of sales in the quarter and $33 million of sales in the nine months.

Operating income in our Food Service segment decreased from $24,619,000 to $22,005,000 in the quarter and decreased from $59,041,000 to $58,695,000 in the nine months. Operating income for the current fiscal year both periods benefitted from a $1.8 million gain on an insurance recovery related to product quality issues in our 2016 fiscal year which was recorded as a reduction of cost of goods sold. Operating income was impacted this year compared to last in the third quarter as the third quarter last year benefited from significant rollouts of a funnel cake product and a pretzel product to restaurant chains (total of $5 million of sales).  Additionally, this year’s operating income was impacted by an overall low sales increase exclusive of Hill & Valley sales and a shift in product mix. Hill & Valley contributed $102,000 to operating income since we acquired the business at the start of our second quarter.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,129,000 or 3% to $38,142,000 in the third quarter and increased $400,000 or about 1/2 of one percent to $85,373,000 in the nine months.  Soft pretzel sales for the third quarter were up 5% to $7,496,000 and were essentially unchanged at $25,626,000 for the nine months with sales increases and decreases across customers and products. Sales of frozen juices and ices increased $1,279,000 or 5% to $27,317,000 in the third quarter and were up $2,350,000 to $50,359,000 for the nine months led by increased sales of our LUIGI’S Real Italian Ice. Handheld sales to retail supermarket customers decreased 7% to $3,548,000 in the quarter and decreased 7% to $10,374,000 for the nine months as sales of this product line continues their long term decline.

Sales of new products in the third quarter were approximately $300,000 and were $1.1 million for the nine months. Price increases had a marginal impact on sales in the quarter and for the nine months and net volume increases, including new product sales as defined above accounted for $1.4 million of sales in the quarter and $1.7 million of sales in the nine months.

Operating income in our Retail Supermarkets segment was $4,890,000 in this year’s quarter compared to $4,266,000 in last year’s quarter, a 15% increase, and was $8,390,000 in this year’s nine months compared to $7,825,000 in last year’s nine months, a 7% increase. Lower trade spending for the introduction of new products compared to last year and modestly higher sales offset the higher coupon expenses in both periods.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 3% to $74,163,000 in the third quarter and increased 2% to $184,640,000 in the nine month period. Beverage related sales alone were up 10% to $48,714,000 in the third quarter and were up 6% to $108,812,000 in the nine month period. Gallon sales were up 7% for the three months and were up 5% for the nine month period with higher sales across our customer base. Service revenue increased less than 1% to $18,549,000 in the third quarter and increased 2% to $54,327,000 for the nine month period with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $6,496,000, a decrease of 29% from last year’s third quarter and were $20,547,000, or 14% lower than last year, in the nine month period.

Operating income in our Frozen Beverage segment decreased to $10,905,000 in this quarter and to $14,153,000 for the nine months compared to $11,552,000 and $15,210,000 in last years’ periods, respectively. Lower machine sales and higher payroll and payroll related costs impacted operating income in both periods this year.

CONSOLIDATED

Gross profit as a percentage of sales was 32.08% in the three month period this year and 33.13% last year. For the nine month period, gross profit as a percentage of sales was 30.42% this year and 30.75% a year ago. About 1/2 of the gross profit percentage decrease in the quarter resulted from the lower gross profit percentage of the Hill & Valley business. Higher costs in our frozen beverages business also impacted the gross margin percentage in the quarter as did a product shift in our food service business. Without the gain on  insurance recovery of $1.8 million recorded in the current quarter related to certain product quality issues in our 2016 fiscal year, gross profit as a percentage of sales would have been 31.48% in the three month period this year and 30.19 % in the nine month period this year.

Total operating expenses increased $5,315,000 in the third quarter and as a percentage of sales increased to 19.3% from 18.6% last year. For the nine months, operating expenses increased $9,644,000, and as a percentage of sales increased from 19.5% to 19.8% this year. Marketing expenses were 8.7% of sales in this year’s quarter and 8.5% last year and were 8.8% in this year’s nine months compared to 8.7% of sales in last year’s nine months due to higher spending in our frozen beverages segment. Distribution expenses increased to 7.4% of sales in this year’s quarter from 6.8% of sales in last year’s quarter for a variety of reasons including higher wage, storage, pallet and freight costs as well as product mix, and were 7.6% in this year’s nine month period and 7.5% of sales last years’ nine month period. Administrative expenses were 3.2% of sales this quarter and 3.4% for the nine month period compared to 3.1% of sales last year in the third quarter and 3.3% for the nine months.

Operating income decreased $2,637,000 or 7% to $37,800,000 in the third quarter and decreased $838,000 or 1% to $81,238,000 in the nine months as a result of the aforementioned items.

Investment income increased by $441,000 and $706,000 in the third quarter and nine months, respectively, due to losses on sales of marketable securities last year and higher levels of interest rates this year.

Other expense for the quarter and nine months this year includes $53,000 and $567,000, respectively, of acquisition costs for the Hill & Valley and ICEE distributor purchases.

The effective income tax rate has been estimated at 35% and 35% for the quarter this year and last year, respectively and 35% and 35% for the nine months this year and last year, respectively.

Net earnings decreased $1,487,000, or 6%, in the current three month period to $25,304,000 and were $54,831,000 for the nine months this year compared to $55,357,000 for the nine month period last year, a decrease of 1%.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 24, 2017, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 24, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002

99.5 &	Certification Pursuant to the 18 U.S.C.
99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J
Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017, formatted in XBRL (extensible Business Reporting Language):
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

J & J SNACK FOODS CORP.

Dated: July 27, 2017	/s/ Gerald B. Shreiber Gerald B. Shreiber Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 27, 2017	/s/ Dennis G. Moore Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)