Form 10-K
period 2017-09-30
J&J SNACK FOODS CORP
filed 2017-11-28
CIK 785956

everyday EXTRAORDINARY

ICEE
SuperPretzel
Soft Pretzels

J&J SNACK FOODS CORP.

2017 Annual Report

PROFILE

J&J Snack Foods Corp. is a manufacturer, marketer and distributor of an expanding variety of popularly priced branded niche snack foods and beverages for the food service and retail supermarket industries. The Company is listed on the NASDAQ Global Select Market as "JJSF", and serves both national and international markets.

Our growing portfolio of products includes soft pretzels, frozen beverages, frozen juice treats and desserts, stuffed sandwiches, burritos, churros, fruit pies, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these nutritional and tasty products in a variety of settings where people work, play, travel and shop.

The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets. Our three business groups are Food Service, Frozen Beverages and Retail Supermarket. Each contributed to our 46th consecutive year of record sales in fiscal 2017. As we prepare for the future, J&J Snack Foods Corp. plans to continue expanding its unique niche product offerings by capitalizing on new opportunities wherever they may be found.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Net Sales	$ 1,084,224	$ 992,781	$ 976,256	$ 919,451	$ 867,683	$ 830,796	$ 744,071	$ 696,703	$ 653,047	$ 629,359
Net Earnings	$ 79,174	$ 75,975	$ 70,183	$ 71,814	$ 64,381	$ 54,118	$ 55,063	$ 48,409	$ 41,312	$ 27,908
Total Assets	$ 867,228	$ 790,487	$ 739,669	$ 704,773	$ 645,661	$ 603,044	$ 550,816	$ 483,994	$ 439,827	$ 408,408
Long-Term Debt	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___	$ ___
Capital Leases	$ 1,244	$ 1,600	$ 1,469	$ 520	$ 347	$ 687	$ 801	$ 863	$ 381	$ 474
Stockholders' Equity	$ 682,322	$ 637,974	$ 599,919	$ 562,518	$ 516,565	$ 475,487	$ 432,388	$ 380,575	$ 342,844	$ 316,778
Common Share Data										
EPS-Diluted	$ 4.21	$ 4.05	$ 3.73	$ 3.82	$ 3.41	$ 2.86	$ 2.93	$ 2.59	$ 2.21	$ 1.47
Shares Outstanding	18,663	18,668	18,676	18,663	18,677	18,780	18,727	18,491	18,526	18,748
Dividends/Share	$ 1.68	$ 1.56	$ 1.44	$ 1.28	$ 0.64	$ 0.52	$ .47	$ .43	$ .39	$ .37

NET SALES (In Thousands)

$629,359
$653,047
$696,703
$744,071
$830,796
$867,683
$919,451
$976,256
$992,781
$1,084,224
'08
'09
'10
'11
'12
'13
'14
'15
'16
'17

NET EARNINGS (In Thousands)

$27,908
$41,312
$48,409
$55,063
$54,118
$64,381
$71,814
$70,183
$75,975
$79,174
'08
'09
'10
'11
'12
'13
'14
'15
'16
'17

STOCKHOLDERS' EQUITY (In Thousands)

$316,778
$342,844
$380,575
$432,388
$475,487
$516,565
$562,518
$599,919
$637,974
$682,322
'08
'09
'10
'11
'12
'13
'14
'15
'16
'17

an after-school snack

a belly laugh

Often
in life, everyday,
seemingly ordinary moments, hold
the most extraordinary meaning.

Sometimes they are planned, sometimes it takes discipline and determination to achieve them, but sometimes they are pure serendipity.

Everyday extraordinary, those moments in life that touch us, that change us, that enrich and nourish our souls and connect us to each other.

Everyday extraordinary moments can take your breath away, make your heart beat a little faster or make you step a little lighter. They can fill you with excitement, leave you feeling like a rock star or awestruck. Colors seem brighter. You may find that you can't stop smiling or are laughing so hard that you cry or even left speechless.

The difference between an extraordinary life and an ordinary one is the extraordinary pleasures you find in life’s everyday ordinary moments.

We whole heartedly agree. We proudly make extraordinary products everyday for the everyday extraordinary moments of your life.

learning how to fly

an after-school snack

Minute Maid
FROZEN LEMONADE

a belly laugh

learning how to fly

supporting the team

ICEE

date night

a cool treat in summer heat

PRESIDENT'S LETTER

TO OUR SHAREHOLDERS AND FRIENDS:

This past year 2017 was another good year for JJSF. Sales and earnings grew. New products were successfully launched. Our customer base increased. We remained debt free!! We did the extraordinary every day!!!

FISCAL YEAR 2017 RESULTS IN BRIEF

- Sales grew to over a billion dollars to $1.084 billion – a healthy 7% increase for the year
- Net earnings rose to $79.2 million
- Earnings per share jumped to $4.21 from $4.05 of a year ago
- Operating income increased 5% to $118.1 million

OUR CRITERIA - OUR STRENGTHS

Our business criteria and strengths remained focused

- As the cover says, we are extraordinary ... every day!
- Executing basic principled strengths over and over
- Extraordinary niche products
- Extraordinary in being a low cost producer

Improved results for the year were aided by strong performances in our food service group with particularly strong sales of soft pretzels, churros, handhelds and certain bakery products. In addition, we benefitted from and expect to continue to benefit from several small but key acquisitions; Hill & Valley, a premium bakery supplying the In-Store Bakery channel, Labriola Baking, a producer of specialty breads and soft pretzels, a southeastern ICEE business and a recent licensing agreement of AUNTIE ANNE'S® soft pretzels covering the grocery and fund-raising channels.

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

Sincerely,
Gerald B. Shreiber

dreaming big
IPO, February 1986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

Commission File No. 0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Central Highway	08109
Pennsauken, New Jersey	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (856) 665-9533

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _X_   No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ___   No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.

Large accelerated filer (X)	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)	Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes___         No X_

March 24, 2017 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $2,024,207,044, based on the last sale price on March 24, 2017 of $136.31 per share. As of November 15, 2017, the latest practicable date, 18,664,024 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 9, 2018 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2017 FORM 10-K ANNUAL REPORT

Note About Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, those discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Part I

Item 1.     Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL and BAVARIAN BAKERY, frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE, PHILLY SWIRL and MINUTE MAID* brand names, churros marketed primarily under the TIO PEPE’S, CALIFORNIA CHURROS and OREO** brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing. J & J believes it is the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and dough enrobed handheld products sold under the PATIO brand and other smaller brands as well. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

The Company’s Food Service and Frozen Beverages sales are made primarily to food service customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company’s retail supermarket customers are primarily supermarket chains.

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

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  Sales and operating income are key variables monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data for financial information about segments).

*Minute Maid is a registered trademark of the Coca-Cola Company
**OREO is a registered trademark of Mondelez International, Inc.

Food Service

The primary products sold by the food service segment are soft pretzels, frozen juice treats and desserts, churros, dough enrobed handheld products and baked goods. Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; casual dining restaurants; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

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

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, TEXAS TWIST,BAVARIAN BAKERY,SUPERPRETZEL BAVARIAN, NEW YORK PRETZEL, KIM & SCOTT’S GOURMET PRETZELS, SERIOUSLY TWISTED!, BRAUHAUS, AUNTIE ANNE’S*** AND LABRIOLA; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 20% of the Company’s revenue in fiscal year 2017, 20% in 2016 and 21% in 2015.

Certain of the Company’s soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company’s soft pretzels from the USDA.

The Company’s soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to twenty-four ounces in weight, are shaped and formed by the Company’s twister machines. These soft pretzel tying machines are automated, high-speed machines for twisting dough into the traditional pretzel shape. Additionally, we make soft pretzels which are extruded or shaped by hand. Soft pretzels, after processing, are primarily quick-frozen in either raw or baked form and packaged for delivery.

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

*** AUNTIE ANNE’s is a registered trademark of Auntie Anne’s LLC.

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 11% of the Company’s revenue in fiscal year 2017, 12% in 2016 and 13% in 2015.

The Company’s school food service LUIGI’S and WHOLE FRUIT frozen juice bars and cups contain three to four ounces of 100% apple or pineapple juice with no added sugar and 100% of the daily US FDA value of vitamin C.  The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

The balance of the Company’s frozen juice treats and desserts products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks and pints. Several of the products contain ice cream and WHOLE FRUIT contains pieces of fruit.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S, CALIFORNIA CHURROS and OREO brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2017, 6% in fiscal year 2016 and 6% in 2015. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 5% of the Company’s sales in fiscal year 2017, 4% in 2016 and 4% in 2015.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 32% of the Company’s sales in fiscal year 2017, 30% in 2016 and 31% in 2015.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 15% of the Company’s revenue in fiscal year 2017, 15% in 2016 and 15% in 2015.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. In most cases, the Company retains ownership of its dispensers, and as a result, customers are not required to make an investment in equipment or arrange for the ingredients and supplies necessary to produce and market the frozen beverages. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 9% of the Company’s sales in fiscal 2017, 10% in 2016 and 9% in 2015.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors or rebuilt by the Company.

The Company provides managed service and/or products to approximately 125,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to the entire continental United States (except for portions of four states) as well as internationally.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 42% and 43% of our sales during fiscal years 2017, 2016 and 2015, respectively, with our largest customer accounting for 9% of our sales in 2017, 8% of our sales in 2016 and 8% of our sales in 2015. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

The Food Service and the Frozen Beverages segments sell primarily to food service channels. The Retail Supermarkets segment sells primarily to the retail supermarket channel.

The Company’s customers in the food service segment include snack bars and food stands in chain, department and mass merchandising stores, malls and shopping centers, fast food and casual dining restaurants, stadiums and sports arenas, leisure and theme parks, convenience stores, movie theatres, warehouse club stores, schools, colleges and other institutions, and independent retailers. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company’s products are purchased by the consumer primarily for consumption at the point-of-sale.

The Company sells its products to an estimated 85-90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL and AUNTIE ANNE’S, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, HILL & VALLEY baked goods, ICEE Squeeze-Up Tubes, PATIO burritos and OREO Churros. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

Marketing and Distribution

The Company has developed a national marketing program for its products. For the Food Service and Frozen Beverages segments’ customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer’s requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company’s ongoing advertising and promotional campaigns for its Retail Supermarket segment’s products include trade shows, newspaper advertisements with coupons and consumer advertising campaigns.

The Company develops and introduces new products on a routine basis. The Company evaluates the success of new product introductions on the basis of sales levels, which are reviewed no less frequently than monthly by the Company’s Chief Operating Decision Makers.

The Company’s products are sold through a network of about 100 food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Brooklyn, New York; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; Holly Ridge, North Carolina; Alsip (Chicago) and Rock Island, Illinois. Frozen beverages and machine parts are distributed from 164 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, TEXAS TWIST, NEW YORK PRETZEL, BAVARIAN BAKERY, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS, PRETZELFILS, BRAUHAUS and LABRIOLA for its pretzel products; SHAPE-UPS, WHOLE FRUIT, PHILLY SWIRL and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, PATIO for its handheld burritos and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, DADDY RAY’S and HILL & VALLEY for its bakery products.

The Company markets frozen beverages under a license to use the trademark ICEE in all of the continental United States, except for portions of four states, and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

The trademarks, when renewed and continuously used, have an indefinite term and are considered important to the Company as a means of identifying its products. The Company considers its trademarks important to the success of its business.

The Company has numerous patents related to the manufacturing and marketing of its product.

Supplies

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s churro production equipment, funnel cake production equipment and soft pretzel twisting equipment, all of which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased primarily from The Coca-Cola Company, Dr Pepper Snapple Group, Inc., the Pepsi Cola Company, and Jogue, Inc. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources. Frozen beverage dispensers are purchased primarily from IMI Cornelius, Inc. and FBD Partnership.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $31,001,000, $27,075,000 and $25,313,000 in fiscal years 2017, 2016 and 2015, respectively. At September 30, 2017, the total assets of our foreign operations were approximately $39 million or 4.5% of total assets. At September 24, 2016, the total assets of our foreign operations were approximately $29 million or 3.7% of total assets.

Employees

The Company has about 4,200 full and part time employees and approximately 1,500 workers employed by staffing agencies as of September 30, 2017.  About 1,200 production and distribution employees throughout the Company are covered by collective bargaining agreements.

The Company considers its employee relations to be good.

Available Information

The Company’s internet address is www.jjsnack.com. On the investor relations section of its website, the Company provides free access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document.

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

General Risks of the Food Industry

Food processors are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels; federal, state and local food processing controls or other mandates; changes in federal, state, local and international laws and regulations, or in the application of such laws and regulations; consumer product liability claims; risks of product tampering; and negative publicity surrounding actual or perceived product safety deficiencies. The increased buying power of large supermarket chains, other retail outlets and wholesale food vendors could result in greater resistance to price increases and could alter the pattern of customer inventory levels and access to shelf space.

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

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 42% and 43% of our sales during fiscal years 2017, 2016 and 2015, respectively, with our largest customer accounting for 9% of our sales in 2017, 8% of our sales in 2016 and 8% of our sales in 2015. Three of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Relating to Manufacturing

Our ability to purchase, manufacture and distribute products is critical to our success. Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemic, political upheaval, labor strikes, work stoppages or other reasons could impair our ability to manufacture or distribute our products.

New Jersey Law and Provisions of Our Amended and Restated Certificate of Incorporation and Bylaws May Inhibit a Change In Control

The New Jersey Shareholders' Protection Act, N.J.S.A. 14A:10A-1, et. seq., may delay, deter or prevent a change in control by prohibiting the Company from engaging in a business combination transaction with an interested shareholder for a period of five years after the person becomes an interested stockholder, even if a majority of our shareholders believe a change in control would be in the best interests of the Company and its shareholders. In addition, our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that may delay, deter or prevent a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions of our Amended and Restated Certificate of Incorporation and Bylaws that could delay, deter or prevent a future acquisition include the following:

--	a classified Board of Directors;
--	the requirement that our shareholders may only remove Directors for cause;
--	limitations on share holdings and voting of certain persons;
--	special Director voting rights;
--	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, suppliers, creditors and the local communities in which we operate;
--	shareholders do not generally have the right to call special meetings or to act by written consent;
--	our Bylaws contain advance notice procedures for nominations of Directors or submission of shareholder proposals at an annual meeting; and
--	our Bylaws contain a forum selection clause providing that certain litigation against the Company can only be brought in New Jersey state or federal courts.

Risks Relating to Gerald B. Shreiber

Gerald B. Shreiber is the founder, President, Chief Executive Officer and Chairman of the Board of Directors of the Company and the current beneficial owner of 20% of its outstanding common stock. Our Amended and Restated Certificate of Incorporation provides that Mr. Shreiber has three votes on any matter to be acted upon by the Board of Directors (subject to certain adjustments). Therefore, he and one other director would have the ability to approve any matter before the Board. The performance of this Company is greatly impacted by his leadership and decisions. His retirement, disability or death may have a significant impact on our future operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $31,001,000, $27,075,000 and $25,313,000 in fiscal years 2017, 2016 and 2015, respectively. At September 30, 2017, the total assets of our foreign operations were approximately $39 million or 4.5% of total assets. At September 24, 2016, the total assets of our foreign operations were approximately $29 million or 3.7% of total assets.

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

The Company leases through June 2030 a 45,000 square foot churros manufacturing facility located in Colton, California which operates at approximately 50% of capacity.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2020. The facility operates at about 55% of capacity.

The Company leases a 129,000 square foot bakery manufacturing facility located in Rock Island, Illinois. The lease runs through December 2034. The facility operates at about 80% of capacity.

The Company owns a 46,000 square foot frozen juice treat and dessert manufacturing facility and a 42,000 square foot dry storage warehouse located on six acres in Scranton, Pennsylvania. The manufacturing facility operates at approximately 70% of capacity.

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2032. The facility operates at approximately 50% of capacity.

The Company leases a 48,000 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2019. The facility operates at approximately 85% capacity. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2021.

The Company leases a 177,500 square foot soft pretzel manufacturing facility located in Alsip, Illinois. The lease runs through March 2030. The facility operates at approximately 30% of capacity.

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

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings. The building is approximately 14,000 square feet and the lease runs through December 2018. The manufacturing facility operates at approximately 70% of capacity.

The Company owns an 84,000 square foot handheld products manufacturing facility in Holly Ridge, North Carolina which operates at about 60% of capacity.

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon which operates at about 40% of capacity. The facility is leased through May 13, 2021.

The Company leases a 39,000 square foot frozen juice treat and dessert manufacturing facility in Tampa, Florida which operates at about 40% of capacity. The facility is leased through September 2023.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 24, 2016 and September 30, 2017.

	Common Stock Market Price

			Dividend
	High	Low	Declared

Fiscal 2016
First quarter	$125.62	$110.76	$0.3900
Second quarter	119.99	102.90	0.3900
Third quarter	113.93	97.73	0.3900
Fourth quarter	125.18	111.04	0.3900

Fiscal 2017
First quarter	$135.04	$102.81	$0.4200
Second quarter	143.21	124.57	0.4200
Third quarter	142.28	121.20	0.4200
Fourth quarter	138.38	124.10	0.4200

As of September 30, 2017, we had approximately 15,000 beneficial shareholders.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763. In our second quarter, we purchased and retired 12,926 shares at a cost of $1,682,342. In our third quarter, we purchased and retired 13,004 shares at a cost of $1,691,357. In our fourth quarter, we purchased and retired 116,735 shares at a cost of $14,855,064. The following sets forth the amount of our common stock purchased by the Company during the fourth quarter of fiscal 2017:

			Total Number of Shares	Maximum Number of
			Purchased as part of	Shares that may yet be
	Total Number of	Average Price	Publicly announced	Purchased under the
Period:	Shares Purchased	Paid per Share	Plans or Programs	Plan or Programs

June 25, 2017-July 22, 2017	-	-	-	-
July 23, 2017-August 19, 2017	48,490	$128.31	48,490	473,355
August 20, 2017-September 30, 2017	68,245	$126.51	68,245	405,110
Total	116,735	$127.26	116,735	405,110

A plan to purchase 500,000 shares was announced on November 8, 2012 .  500,000 shares were purchased under this plan with the last purchase in August 2017.

A plan to purchase 500,000 shares was announced on August  4, 2017 with no expiration date.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among J & J Snack Foods Corp., the NASDAQ Composite Index
and the S&P Packaged Foods & Meats Index

$300
$250
$200
$150
$100
$50
$0
9/12
9/13
9/14
9/15
9/16
9/17
J & J Snack Foods Corp.
NASDAQ Composite
S&P Packaged Foods & Meats

*$100 invested on 9/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

Item 6.     Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2015, 2016 and 2017.

	Fiscal year ended in September
	(In thousands except per share data)

	2017	2016	2015	2014	2013

Net Sales	$1,084,224	$992,781	$976,256	$919,451	$867,683
Net Earnings	$79,174	$75,975	$70,183	$71,814	$64,381
Total Assets	$867,228	$790,487	$739,669	$704,773	$645,661
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$1,244	$1,600	$1,469	$520	$347
Stockholders' Equity	$682,322	$637,974	$599,919	$562,518	$516,565
Common Share Data
Earnings Per Diluted Share	$4.21	$4.05	$3.73	$3.82	$3.41
Earnings Per Basic Share	$4.23	$4.07	$3.76	$3.85	$3.43
Common Shares Outstanding At Year End	18,663	18,668	18,676	18,663	18,677
Cash Dividends Declared Per Common Share	$1.68	$1.56	$1.44	$1.28	$0.64

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

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed if the customer terms are that the customer is to be charged on a time and material basis or recorded on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are estimated primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment. We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $13.0 million at September 30, 2017 and $14.3 million at September 24, 2016.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $122,000, $525,000 and $310,000 for the fiscal years 2017, 2016 and 2015, respectively. At September 30, 2017 and September 24, 2016, our accounts receivables were $124,553,000 and $98,325,000 net of an allowance for doubtful accounts of $359,000 and $571,000.

Asset Impairment – We have three reporting units with goodwill totaling $102,511,000 as of September 30, 2017. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 30, 2017 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,600 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 30, 2017 and September 24, 2016 was $2,382,000 and $1,719,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2017 and 2016 was $2,900,000 and $1,900,000 respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $8,100,000 and $8,200,000 at September 30, 2017 and September 24, 2016, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 30, 2017 and September 24, 2016, we had outstanding letters of credit totaling $8,675,000 and $8,675,000, respectively.

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

RESULTS OF OPERATIONS:

Fiscal 2017 (53 weeks) Compared to Fiscal Year 2016 (52 weeks)

Net sales increased $91,443,000, or 9%, to $1,084,224,000 in fiscal 2017 from $992,781,000 in fiscal 2016. Excluding sales from the extra week in 2017, sales increased approximately 7% from 2016 to 2017.

Excluding sales from Hill & Valley, Inc., acquired in January 2017, an ICEE distributor located in the Southeast acquired in June 2017 and Labriola Bakery which was acquired in August 2017 and the extra week in 2017, sales increased approximately 3% for the year.

We have three reportable segments, as disclosed in the accompanying notes to the consolidated financial statements: Food Service, Retail Supermarkets and Frozen Beverages.

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.

FOOD SERVICE

Sales to food service customers increased $80,265,000 or 13%, to $701,794,000 in fiscal 2017. Excluding sales from the extra week in 2017, sales increased approximately 10% from 2016 to 2017. Excluding Hill & Valley and Labriola sales and the extra week in 2017, sales increased approximately 5% for the year. Soft pretzel sales to the food service market increased 6% to $180,138,000 for the year with strong sales to restaurant chains and with sales increases and decreases throughout our customer base. Our new line of BRAUHAUS pretzels contributed to the increased sales. Excluding Labriola sales, soft pretzel sales increased 5%. Frozen juice bar and ices sales decreased $2,329,000, or 4%, to $49,469,000 for the year due primarily to lower sales to warehouse club stores. Churro sales to food service customers were up 10% to $62,809,000 for the year with increased sales to restaurant chains and warehouse club stores. Sales of bakery products increased $56,839,000, or 19%, for the year. Excluding Hill & Valley sales, bakery sales increased 7% for the year. Although sales increases and decreases were spread across our customer base, increased sales to two customers accounted for the entire sales increase, exclusive of Hill & Valley. Handheld sales to food service customers were up 35% to $36,913,000 in 2017 with sales increases to four customers accounting for about 75% of the increase. Sales of funnel cake increased $780,000, or 4% to $19,959,000 due primarily to increased sales to school food service and despite a sharp decline in sales to one restaurant chain. Overall food service sales to restaurant chains and school food service were strong for the year. Sales of new products in the first twelve months since their introduction were approximately $43 million for the year. Volume increases, including new product sales and sales from acquired companies, accounted for virtually all of the food service sales increases. Price increases had a marginal impact on sales for the year. Operating income in our Food Service segment increased from $76,539,000 in 2016 to $81,208,000 in 2017 with primarily all of the increase coming in our fourth quarter because of strong sales of all product categories compared to last year’s fourth quarter and about $551,000 of operating income from Hill & Valley. Additionally, last year’s fourth quarter was impacted by roughly $1.5 million of costs related to certain bakery products that were withdrawn from the market due to quality issues. Operating income for the 2017 year benefitted from a $1.8 million gain on insurance recovery recorded in our third quarter related to last year’s product quality issues.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,658,000 or 1% to $119,247,000 in fiscal year 2017. Excluding sales from the extra week in 2017, sales decreased approximately 1/2 of 1 % from 2016 to 2017. Soft pretzel sales to retail supermarkets were $35,081,000 compared to $33,279,000 in 2016, an increase of 5%. About 3/4 of the pretzel sales increase was from sales of AUNTIE ANNE’S products, under a license agreement entered into this year. Sales of frozen juices and ices increased $2,401,000 or 3% to $71,325,000 primarily because of a reduction in trade spending which was higher than usual last year to introduce WHOLE FRUIT Organic juice tubes and new PHILLY SWIRL products and increased sales of the WHOLE FRUIT product line in general.  Coupon redemption costs, a reduction of sales, increased 11% to $4,898,000 for the year.  Handheld sales to retail supermarket customers decreased 3% to $14,892,000 for the year as sales of this product line in retail supermarkets continues its long-term decline. Sales of OREO churros, introduced last year, were approximately $2.5 million for the year compared to $4.0 million last year, with all of the decline in the fourth quarter.

Sales of new products in the first twelve months since their introduction were approximately $2.8 million in fiscal year 2017. Price increases were negligible in 2017. Operating income in our Retail Supermarkets segment increased from $9,618,000 to $10,627,000 for the year primarily because of approximately $2.5 million of higher trade spending in 2016 for the introduction of WHOLE FRUIT Organic juice tubes, OREO churros, PILLSBURY mini dessert pies and several PHILLY SWIRL products.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 4% to $263,183,000 in fiscal 2017. Excluding sales from the extra week in 2017, sales increased approximately 2% from 2016 to 2017. Excluding the acquired ICEE distributor and the extra week in 2017, sales increased approximately 1% for the year. Beverage sales alone increased 7% or $10,125,000 for the year with increases and decreases throughout our customer base. Gallon sales were up 6% in our base ICEE business, with sales increases spread throughout our customer base. Service revenue increased 5% to $74,594,000 for the year with sales increases and decreases spread throughout our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, decreased from $31,155,000 in 2016 to $27,073,000 in 2017. The estimated number of Company owned frozen beverage dispensers was 25,000 and 23,000 at September 30, 2017 and September 24, 2016, respectively. Operating income in our Frozen Beverage segment decreased from $26,653,000 in 2016 to $26,272,000 in 2017 due primarily to lower machine sales and higher payroll and payroll related costs.

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

Gross profit as a percentage of sales decreased to 30.53% in 2017 from 30.67% in 2016. Without the lower gross profit percentage of the Hill & Valley business, gross profit percentage would have been 30.82% in 2017. Gross profit percentage compared to the previous year benefitted from higher volumes throughout our business and lower trade spending in our retail supermarket business but was negatively impacted by higher payroll and payroll related costs throughout our business. Additionally this year’s gross margin percentage benefitted from the $1.8 million gain on insurance recovery in contrast to the additional $1.5 million of related costs in last year in our food service segment.

Total operating expenses increased $21,259,000 to $212,916,000 in fiscal 2017 and as a percentage of sales increased to 19.64% of sales from 19.31% in 2016. Marketing expenses were 8.71% and 8.66 of sales in 2017 and 2016, respectively. Distribution expenses as a percent of sales increased to 7.55% from 7.36% in 2017 due in part to higher shipping costs. Administrative expenses were 3.40% and 3.25% of sales in 2017 and 2016, respectively as we incur costs to upgrade our information systems.

Operating income increased $5,297,000 or 5% to $118,107,000 in fiscal year 2017 as a result of the aforementioned items.

Our investments generated before tax income of $5.3 million this year, up from $4.1 million last year. Last year’s income was reduced by realized losses of $661,000 on sales of investments.

Other expenses this year include $1,070,000 of expenses incurred to acquire Hill & Valley, the ICEE distributor and Labriola Bakery.

The effective income tax rate increased to 35.2% from 35.0% last year. We expect the effective income tax rate for 2018 to be approximately 36%.

Net earnings increased $3,199,000 or 4%, in the 53 weeks fiscal 2017 to $79,174,000, or $4.21 per diluted share, from $75,975,000, or $4.05 per diluted share, in the 52 weeks fiscal 2016 as a result of the aforementioned items.

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

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  Sales and operating income are key variables monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.

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

FROZEN BEVERAGES

Frozen beverage and related product sales increased 7% to $253,663,000 in fiscal 2016. Beverage sales alone increased 5% to $150,118,000 for the year with increases and decreases throughout our customer base. Gallon sales were up 6% in our base ICEE business, with sales to movie theaters accounting for about 3/4 of the increase. Service revenue increased 8% to $71,123,000 for the year with sales increases and decreases spread throughout our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, increased from $26,413,000 in 2015 to $31,155,000 in 2016. The estimated number of Company owned frozen beverage dispensers was 23,000 and 22,000 at September 24, 2016 and September 26, 2015, respectively. Operating income in our Frozen Beverage segment increased from $24,582,000 in 2015 to $26,653,000 in 2016 due primarily to higher sales in all areas of the business.

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

On December 30, 2016, we acquired Hill & Valley Inc., a premium bakery located in Rock Island, Illinois, for approximately $31 million.   Hill & Valley, with sales of over $45 million annually, is a manufacturer of a variety of pre-baked cakes, cookies, pies, muffins and other desserts selling to retail in-store bakeries.  Hill & Valley is a leading brand of Sugar Free and No Sugar Added pre-baked in-store bakery items. Additionally, Hill & Valley sustains strategic private labeling partnerships with retailers nationwide. Sales and operating income of Hill & Valley included in our 2017 fiscal year operating results were $35,770,000 and $653,000, respectively.

On May 22, 2017, we acquired an ICEE distributor doing business in Georgia and Tennessee for approximately $11 million.  Sales and operating income of the acquired business included in our 2017 fiscal year operating results were $1,689,000 and $395,000, respectively.

On August 16, 2017, we acquired Labriola Baking Company, a premium bakery of breads and artisan soft pretzels located in Alsip, Illinois for approximately $6 million. Labriola Bakery, with sales of approximately $17 million annually, is a manufacturer of pre-baked breads, rolls and soft pretzels for retail in-store bakery and foodservice outlets nationwide. Sales of Labriola included in our 2017 fiscal year operating results were $2,061,000 with marginal operating income.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $3,745,000 in accumulated other comprehensive loss in 2017, an increase of $3,065,000 in accumulated other comprehensive loss in 2016 and an increase of $5,389,000 in accumulated other comprehensive loss in 2015. In 2017, sales of the two subsidiaries were $31,001,000 as compared to $27,075,000 in 2016 and $25,313,000 in 2015.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763. In our second quarter, we purchased and retired 12,926 shares at a cost of $1,682,342. In our third quarter, we purchased and retired 13,004 shares at a cost of $1,691,357. In our fourth quarter, we purchased and retired 116,735 shares at a cost of $14,855,064.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118.

In November 2016, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 30, 2017 or at September 24, 2016. The significant financial covenants are:

.	Tangible net worth must initially be more than $465 million.

.	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 30, 2017.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2017 and 2016 was $2,900,000 and $1,900,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 30, 2017 and September 24, 2016, we had outstanding letters of credit totaling $8,575,000 and $8,575,000, respectively.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)

		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt, including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	1,244	340	568	336
Purchase commitments	75,000	73,500	1,500	-	-
Operating leases	82,514	15,441	24,263	14,772	28,038
Total	$158,758	$89,281	$26,331	$15,108	$28,038

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2017 Compared to Fiscal 2016

Cash and cash equivalents and marketable securities held to maturity and available for sale decreased $33,145,000 or 12%, to $241,243,000 from a year ago for reasons described below.

Accounts receivables, net increased $26,228,000, or 27%, to $124,553,000 in 2017 because of significantly higher sales in this year’s September month and timing of collections. Inventories increased $14,584,000 or 16% to $103,268,000 in 2017 due to higher sales this year and inventory build for specific first quarter 2018 sales.

Prepaid expenses and other decreased to $3,936,000 from $13,904,000 last year primarily because last year included $10,574,000 of prepaid income taxes as a result of adopting bonus tax depreciation.

Net property, plant and equipment increased $43,368,000 to $227,581,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets and we acquired $10,273,000 of property plant and equipment in acquisitions. Purchases of property, plant and equipment increased to $72,180,000 in 2017 from $48,709,000 in 2016 due to several large projects across our manufacturing base to modernize our facilities to have state-of-the-art systems to produce high quality products, increase capacity and respond to customer requests.  We are continually looking for opportunities to invest in projects at our manufacturing facilities that have a financial payback on capital invested with the goal of improving efficiency and reducing operating costs.

Goodwill increased to $102,511,000 because of $16,069,000 acquired in acquisitions.

Other intangible assets, less accumulated amortization increased $19,453,000 to $61,272,000 as $23,293,000 was acquired in acquisitions during the year and $3,840,000 was amortized.

Marketable securities available for sale and held to maturity increased by $16,545,000 to $150,281,000 as we continue to increase our income generating investments.

Accounts Payables increased 17% to $72,729,000 from $62,026,000 in 2016. About 40% of the increase was at our acquired Hill & Valley business and the balance was due to general increase in business.

Accrued insurance liability increased 4% to $10,558,000 as our estimates for incurred but not yet paid claims under our group insurance and insurance liability programs increased from a year ago.

Accrued compensation expense increased 21% to $19,826,000 due to an increase in our employee base, a general increase in the level of pay rates and additional accrual because of the change in timing due to this year having 53 weeks.

Dividends payable increased to $7,838,000 as our quarterly dividend payment increased to $.42/share from $.39/share.

Deferred income tax liabilities increased $14,519,000 to $62,705,000 from $48,186,000 because of increased liabilities related to depreciation of property and equipment, amortization of goodwill and other intangible assets and the addition of $6,632,000 of deferred tax liabilities as a result of purchase accounting for the Hill & Valley acquisition.

Common stock decreased $7,950,000 to $17,382,000 in 2017 because repurchases of our common stock of $18,229,000 exceeded increases totaling $10,279,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities increased $4,124,000 to $125,349,000 in 2017 primarily because of an increase in net earnings of $3,199,000, an increase of accounts payable and accrued liabilities of $9,521,000 compared to $3,888,000 in 2016, a decrease of $10,265,000 in prepaid expenses and other compared to an increase of prepaid expenses and other in 2016 of $7,386,000, as well as by higher depreciation of fixed assets of $3,675,000 in 2017 , all of which were partially offset by an increase of accounts receivable of $20,370,000 in 2017 compared to a decrease of $3,571,000 in 2016 and an increase in inventories of $7,410,000 compared to an increase of $6,295,000 in 2016.

Net cash used in investing activities increased $60,717,000 to $135,319,000 in 2017 from $74,602,000 in 2016 because of payments for purchases of companies, net of cash acquired of $47,698,000 in 2017 compared to none in 2016 and increased purchases of property, plant and equipment of $23,471,000 from 2016 to 2017.

Net cash used in financing activities of $37,573,000 in 2016 increased to $42,213,000 in 2017 primarily because of increased dividend payments of $2,336,000 and increased repurchases of common stock of $2,964,000.

In 2017, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, changes in accounts receivable and accounts payable, purchases of companies, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 30, 2017, we may borrow in the future depending on our needs.

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

Off –Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2017.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 30, 2017, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 30, 2017, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 30, 2017, because it does not believe its foreign exchange exposure is significant.

Item 8.     Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, among other things, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 30, 2017, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2017.  Their report, dated November 28, 2017, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.     Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 9, 2018 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	75	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	61	Senior Vice President, Chief Financial Officer Treasurer and Director
Robert M. Radano	68	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	58	President of The ICEE Company Subsidiary
Gerard G. Law	43	Senior Vice President and Assistant to the President
Robert J. Pape	60	Senior Vice President Sales

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board, President, and Chief Executive Officer since its inception in 1971. His term as a director expires in 2020.

Dennis G. Moore joined the Company in 1984. He served in various controllership functions prior to becoming the Chief Financial Officer in June 1992. His term as a director expires in 2022.

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

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 9, 2018 (“2017 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2017 Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 9, 2018 is incorporated herein by reference.

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company’s principal executive officer and senior financial officers. The Company has also adopted a Code of Business Conduct and Ethics which applies to all employees. The Company will furnish any person, without charge, a copy of the Code of Ethics upon written request to J & J Snack Foods Corp., 6000 Central Highway, Pennsauken, New Jersey 08109, Attn: Marjorie S. Roshkoff, Esq. A copy of the Code of Ethics can also be found on our website at www.jjsnack.com. Any waiver of any provision of the Code of Ethics granted to the principal executive officer or senior financial officer may only be granted by a majority of the Company’s disinterested directors. If a waiver is granted, information concerning the waiver will be posted on our website www.jjsnack.com for a period of 12 months.

Item 11.     Executive Compensation

Information concerning executive compensation appearing in the Company’s 2017 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 30, 2017.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a) )

Equity compensation plans approved by security holders	711,000	$102.07	486,000

Equity compensation plans not approved by security holders	-	-	-

Total	711,000	$102.07	486,000

Column A includes 704,000 from stock option plans that have been replaced subsequent to September 30, 2017. Those plans have been replaced by a plan, subject to shareholder approval in February 2018, that has 800,000 shares available for future issuance as of the date of this Form 10-K.

Item 13.     Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2017 Proxy Statement is incorporated herein by reference.

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

4.5
Fourth Amendment and Modification to Amendment and Restated Loan Agreement. (Incorporated by reference from the Company's Form 10-K dated November 21, 2016).

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 28, 2017	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 28, 2017	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board, President, Chief Executive Officer and Director
(Principal Executive Officer)

November 28, 2017	/s/ Dennis G. Moore
Dennis G. Moore,
Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

November 28, 2017	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 28, 2017	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 28, 2017	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. and subsidiaries (the “Company”) as of September 30, 2017 and September 24, 2016, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2017 (53 weeks, 52 weeks and 52 weeks, respectively). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We have also audited the internal control over financial reporting of the Company as of September 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and September 24, 2016, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2017 (53 weeks, 52 weeks and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 28, 2017

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	September 24,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$90,962	$140,652
Marketable securities held to maturity	59,113	13,539
Accounts receivable, net	124,553	98,325
Inventories	103,268	88,684
Prepaid expenses and other	3,936	13,904
Total current assets	381,832	355,104

Property, plant and equipment, at cost	653,889	605,045
Less accumulated depreciation and amortization	426,308	420,832
Property, plant and equipment, net	227,581	184,213

Other assets
Goodwill	102,511	86,442
Other intangible assets, net	61,272	41,819
Marketable securities held to maturity	60,908	90,732
Marketable securities available for sale	30,260	29,465
Other	2,864	2,712
Total other assets	257,815	251,170
Total Assets	$867,228	$790,487

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$340	$365
Accounts payable	72,729	62,026
Accrued insurance liability	10,558	10,119
Accrued liabilities	7,753	6,161
Accrued compensation expense	19,826	16,340
Dividends payable	7,838	7,280
Total current liabilities	119,044	102,291

Long-term obligations under capital leases	904	1,235
Deferred income taxes	62,705	48,186
Other long-term liabilities	2,253	801

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,663,000 and 18,668,000 respectively	17,382	25,332
Accumulated other comprehensive loss	(8,875)	(13,415)
Retained Earnings	673,815	626,057
Total stockholders' equity	682,322	637,974
Total Liabilities and Stockholders' Equity	$867,228	$790,487

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal Year Ended

	September 30,	September 24,	September 26,
	2017	2016	2015
	(53 weeks)	(52 weeks)	(52 weeks)

Net Sales	$1,084,224	$992,781	$976,256
Cost of goods sold (1)	753,201	688,314	675,366
Gross Profit	331,023	304,467	300,890

Operating expenses
Marketing (2)	94,394	85,963	85,160
Distribution (3)	81,824	73,114	74,158
Administrative (4)	36,843	32,299	30,891
Other (income) expense	(145)	281	(207)
Total operating expenses	212,916	191,657	190,002
Operating Income	118,107	112,810	110,888

Other income (expenses)
Investment income	5,289	4,132	1,157
Interest expense & other	(1,196)	(123)	(126)

Earnings before income taxes	122,200	116,819	111,919

Income taxes	43,026	40,844	41,736

NET EARNINGS	$79,174	$75,975	$70,183

Earnings per diluted share	$4.21	$4.05	$3.73

Weighted average number of diluted shares	18,816	18,769	18,819

Earnings per basic share	$4.23	$4.07	$3.76

Weighted average number of basic shares	18,707	18,649	18,685

(1)	Includes share-based compensation expense of $720 for the year ended September 30, 2017, $609 for the year ended September 24, 2016 and $471 for the year ended September 26, 2015.
(2)	Includes share-based compensation expense of $1,038 for the year ended September 30, 2017, $924 for the year ended September 24, 2016 and $709 for the year ended September 26, 2015.
(3)	Includes share-based compensation expense of $72 for the year ended September 30, 2017, $48 for the year ended September 24, 2016 and $44 for the year ended September 26, 2015.
(4)	Includes share-based compensation expense of $1,218 for the year ended September 30, 2017, $794 for the year ended September 24, 2016 and $942 for the year ended September 26, 2015.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended

	September 30,	September 24,	September 26,
	2017	2016	2015
	(53 weeks)	(52 weeks)	(52 weeks)

Net Earnings	$79,174	$75,975	$70,183

Foreign currency translation adjustments	3,745	(3,065)	(5,389)
Unrealized holding gain (loss) on marketable securities	795	(8)	(2,607)
Amount reclassified from accumulated other comprehensive income	-	555	3,087
Total Other Comprehensive Income (loss), net of tax	4,540	(2,518)	(4,909)

Comprehensive Income	$83,714	$73,457	$65,274

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 28, 2014	18,663	$32,621	$(5,988)	$535,885	$562,518
Issuance of common stock upon exercise of stock options	72	3,489	-	-	3,489
Issuance of common stock for employee stock purchase plan	14	1,174	-	-	1,174
Foreign currency translation adjustment	-	-	(5,389)	-	(5,389)
Unrealized holding gain on marketable securities	-	-	480	-	480
Issuance of common stock under deferred stock plan	-	21	-	-	21
Dividends declared	-	-	-	(26,905)	(26,905)
Share-based compensation	-	2,359	-	-	2,359
Repurchase of common stock	(73)	(8,011)	-	-	(8,011)
Net earnings	-	-	-	70,183	70,183

Balance at September 26, 2015	18,676	$31,653	$(10,897)	$579,163	$599,919
Issuance of common stock upon exercise of stock options	120	5,249	-	-	5,249
Issuance of common stock for employee stock purchase plan	14	1,320	-	-	1,320
Foreign currency translation adjustment	-	-	(3,065)	-	(3,065)
Unrealized holding gain on marketable securities	-	-	547	-	547
Issuance of common stock under deferred stock plan	-	7	-	-	7
Dividends declared	-	-	-	(29,081)	(29,081)
Share-based compensation	-	2,368	-	-	2,368
Repurchase of common stock	(142)	(15,265)	-	-	(15,265)
Net earnings	-	-	-	75,975	75,975

Balance at September 24, 2016	18,668	$25,332	$(13,415)	$626,057	$637,974
Issuance of common stock upon exercise of stock options	124	5,826	-	-	5,826
Issuance of common stock for employee stock purchase plan	13	1,405	-	-	1,405
Foreign currency translation adjustment	-	-	3,745	-	3,745
Unrealized holding gain on marketable securities	-	-	795	-	795
Issuance of common stock under deferred stock plan	1	94	-	-	94
Dividends declared	-	-	-	(31,416)	(31,416)
Share-based compensation	-	2,954	-	-	2,954
Repurchase of common stock	(143)	(18,229)	-	-	(18,229)
Net earnings	-	-	-	79,174	79,174

Balance at September 30, 2017	18,663	$17,382	$(8,875)	$673,815	$682,322

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	September 30,	September 24,	September 26,
	2017	2016	2015
	(53 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$79,174	$75,975	$70,183
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	38,211	34,536	32,356
Amortization of intangibles and deferred costs	4,234	5,587	5,915
Gains from disposals of property & equipment	(346)	(398)	(334)
Amortization of bond premiums	1,189	1,011	103
Share-based compensation	3,048	2,375	2,166
Deferred income taxes	7,847	7,700	(121)
(Gain) loss on sale of marketable securities	(14)	661	4,319
Changes in assets and liabilities, net of effects from purchase of companies:
(Increase) decrease in accounts receivable, net	(20,370)	3,571	(3,123)
Increase in inventories	(7,410)	(6,295)	(4,959)
Decrease (increase) in prepaid expenses and other	10,265	(7,386)	(2,871)
Increase in accounts payable and accrued liabilities	9,521	3,888	287
Net cash provided by operating activities	125,349	121,225	103,921
Investing activities:
Payments for purchases of companies, net of cash acquired	(47,698)	-	(615)
Purchases of property, plant and equipment	(72,180)	(48,709)	(48,641)
Purchases of marketable securities	(39,923)	(41,786)	(90,240)
Proceeds from redemption and sales of marketable securities	22,997	13,224	110,117
Proceeds from disposal of property, plant and equipment	1,935	2,294	1,786
Other	(450)	375	(898)
Net cash used in investing activities	(135,319)	(74,602)	(28,491)
Financing activities:
Payments to repurchase common stock	(18,229)	(15,265)	(8,011)
Proceeds from issuance of common stock	7,231	6,570	4,663
Payments on capitalized lease obligations	(356)	(355)	(243)
Payment of cash dividend	(30,859)	(28,523)	(26,154)
Net cash used in financing activities	(42,213)	(37,573)	(29,745)
Effect of exchange rates on cash and cash equivalents	2,493	(2,087)	(3,756)
Net (decrease) increase in cash and cash equivalents	(49,690)	6,963	41,929
Cash and cash equivalents at beginning of year	140,652	133,689	91,760
Cash and cash equivalents at end of year	$90,962	$140,652	$133,689

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (the Company) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the food service and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our 2017 fiscal year comprises 53 weeks. All references to 2017 fiscal year refer to that 53 week period. Fiscal years 2016 and 2015 comprised 52 weeks.

1.    Principles of Consolidation

The consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the accounts of J & J Snack Foods Corp. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

2.    Revenue Recognition

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $13.0 million at September 30, 2017 and $14.3 million at September 24, 2016.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $81,824,000, $73,114,000 and $74,158,000 for the fiscal years ended 2017, 2016 and 2015, respectively.

During the years ended September 30, 2017, September 24, 2016 and September 26, 2015, we sold $23,489,000, $24,664,000 and $25,536,000, respectively, of repair and maintenance service contracts in our frozen beverage business. At September 30, 2017 and September 24, 2016, deferred income on repair and maintenance service contracts was $1,956,000 and $1,671,000, respectively, of which $210,000 and $145,000 is included in other long-term liabilities as of September 30, 2017 and September 24, 2016, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Repair and maintenance service contract income of $23,204,000, $24,571,000 and $25,534,000 was recognized for the fiscal years ended 2017, 2016 and 2015, respectively.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.    Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

6.    Concentrations and related risks

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totaling approximately $45 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We usually have approximately 15 customers with accounts receivable balances of between $1 million and $10 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 42%, 42% and 43% of our sales during fiscal years 2017, 2016 and 2015, respectively, with our largest customer accounting for 9% of our sales in 2017, 8% of our sales in 2016 and 8% of our sales in 2015. Three of the ten customers are food distributors who sell our product to many end users.

About 28% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2017, 2016 or 2015.

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 30, 2017 and September 24, 2016, our accounts receivables were $124,553,000 and $98,325,000 net of an allowance for doubtful accounts of $359,000 and $571,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.    Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 30, 2017, consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in accumulated other comprehensive income (loss). The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2017 and September 24, 2016, the total amount of gross unrecognized tax benefits is $374,000 and $354,000; respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  We had $239,000 of accrued interest and penalties as of September 30, 2017 and $219,000 as of September 24, 2016. We did not recognize any penalties and interest resulting from tax settlements in the years ended September 30, 2017 and September 24, 2016.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 24, 2016	$354
Additions based on tax positions related to the current year	20
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 30, 2017	$374

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 30, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$79,174	18,707	$4.23

Effect of Dilutive Securities
Options	-	109	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$79,174	18,816	$4.21

157,994 anti-dilutive shares have been excluded in the computation of 2017 diluted EPS.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

13.     Accounting for Stock-Based Compensation

At September 30, 2017, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 30,	September 24,	September 26,
	2017	2016	2015
	(in thousands)

Stock options	$(436)	$86	$1,098
Stock purchase plan	363	305	328
Stock issued to an outside director	56	-	-
Restricted stock issued to employees	4	4	6
Total share-based compensation	$(13)	$395	$1,432

The above compensation is net of tax benefits	$3,061	$1,980	$734

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income tax benefit related to share-based compensation for the years ended September 30, 2017 and September 24, 2016 includes $1,497,000 and $885,000, respectively, as a result of our early adoption as of our fiscal March 2016 quarter of Accounting Standards Update No 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this new standard, income tax benefit is recognized rather than additional paid in capital upon the exercise of stock options.

At September 30, 2017, the Company has unrecognized compensation expense of approximately $4.0 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2017, 2016 and 2015: expected volatility of 16.6% for fiscal year 2017, expected volatility of 16.7% for fiscal year 2016 and 18.4% for fiscal year 2015: weighted average risk-free interest rates of 2.0%, 1.3% and 1.7%; dividend rate of 1.3%, 1.4% and 1.4% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 13% was used for 2017, 19% was used for 2016 and 19% was used for 2015.

Expected volatility is based on the historical volatility of the price of our common shares over the past 49 to 51 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

14.     Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $5,677,000, $4,870,000 and $4,290,000 for the fiscal years 2017, 2016 and 2015, respectively.

15.     Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 30, 2017, we have approximately $75 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.     Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $674,000, $525,000 and $506,000 for the fiscal years 2017, 2016 and 2015, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.     Recent Accounting Pronouncements

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

In January 2016,  the FASB issued guidance which requires an entity to measure equity investments at fair value with changes in fair value recognized in net income , to use the price that would be received by a seller when measuring the fair value of financial instruments for disclosure purposes, and which eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under present guidance, changes in fair value of equity investments available for sale are recognized in Stockholders’ Equity.   This guidance is effective for our fiscal year ended September 2019.  Early adoption is not permitted. We anticipate that the adoption of this guidance on our consolidated financial statements will not be material.

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees.  This guidance is effective for our fiscal year ended September 2020.  While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note J — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

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

In January 2017, the FASB issued guidance to clarify the definition of a business. The updated standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The updated guidance is effective for our fiscal year ending September 2019 and interim periods within that year. Early adoption is permitted, including the interim and annual periods in which the financial statements have not been issued or made available for issuances. We have adopted this new guidance in the March 2017 quarter and the adoption had no impact on our consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2017, the FASB issued guidance to simplify the test for goodwill impairment. This updated standard simplifies the subsequent measurement of goodwill and eliminates the two-step goodwill impairment test. Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test. The updated guidance is effective for our fiscal year ending September 2021 and interim periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this new guidance in our September 2017 quarter did not have a material impact on our consolidated financial statements.

18.     Reclassifications

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

NOTE B  –  ACQUISITIONS

On December 30, 2016, we acquired Hill & Valley Inc., a premium bakery located in Rock Island, IL for approximately $31 million. Hill & Valley, with sales of over $45 million annually, is a manufacturer of a variety of pre-baked cakes, cookies, pies, muffins and other desserts selling to retail in-store bakeries.  Hill & Valley is a brand of Sugar Free and No Sugar Added pre-baked in-store bakery items. Additionally, Hill & Valley sustains strategic private labeling partnerships with retailers nationwide. Sales and operating income of Hill & Valley included in our 2017 fiscal year operating results were $35.8 million and $653,000, respectively.

On May 22, 2017, we acquired an ICEE distributor doing business in Georgia and Tennessee for approximately $11 million.  Sales and operating income of the acquired business included in our 2017 fiscal year operating results were $1,689,000 and $395,000, respectively.

On August 16, 2017, we acquired Labriola Baking Company, a bakery of breads and artisan soft pretzels located in Alsip, IL for approximately $6 million.   Labriola Bakery, with sales of approximately $17 million annually, is a manufacturer of pre-baked breads, rolls and soft pretzels for retail in-store bakery and foodservice outlets nationwide. Sales of Labriola included in our 2017 fiscal year operating results were $2,061,000 with marginal operating income.

Acquisition costs of $1,070,000 for the acquisitions are included in other general expense in the consolidated statements of earnings for the year ended September 30, 2017.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE B – ACQUISITIONS (continued)

The preliminary purchase price allocations, subject to final valuation, for the three acquisitions are as follows:

		ICEE	Labriola
	Hill & Valley	Distributor	Baking Co

	(in thousands)

Accounts Receivable, net	$4,054	$340	$1,165
Inventories	6,088	217	779
Prepaid expenses and other	122	25	102
Property, plant & equipment, net	4,398	2,277	3,598
Trade Names	2,090	-	388
Customer Relationships	13,000	57	-
Distibution rights	-	6,900	-
Goodwill	14,175	1,236	658
Covenant not to compete	670	-	188
Accounts Payable	(2,260)	(79)	(1,110)
Accrued Liabilities	(2,162)	(26)	(128)
Accrued compensation expense	(650)	-	-
Other long-term liabilities	(1,782)	-	-
Deferred income taxes	(6,632)	-	-
Purchase Price	$31,111	$10,947	$5,640

The goodwill and intangible assets acquired in the business combinations are recorded at estimated fair value.  To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input). The goodwill recognized is attributable to the assembled workforce of each acquired business and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.

Our unaudited proforma results, giving effect to these three acquisitions and assuming an acquisition date of September 28, 2014, would have been:

	Fiscal Year Ended
	(in thousands)
	September 30,	September 24,	September 26,
	2017	2016	2015
	(53 weeks)	(52 weeks)	(52 weeks)
	Unaudited	Unaudited	Unaudited

Net Sales	$1,116,599	$1,062,500	$1,043,862

Net Earnings	$79,082	$76,180	$68,938

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

Our marketable securities held to maturity and available for sale consist primarily of investments in mutual funds, preferred stock and corporate bonds. The fair values of mutual funds are based on quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy.  The fair values of preferred stock, corporate bonds and certificates of deposits are based on quoted prices for identical or similar instruments in markets that are not active.  As a result, preferred stock, corporate bonds and certificates of deposits are classified within Level 2 of the fair value hierarchy.

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 30, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$114,101	$424	$155	$114,370
Certificates of Deposit	5,920	18	1	5,937
Total marketable securities held to maturity	$120,021	$442	$156	$120,307

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 30, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$77	$240	$12,840
Preferred Stock	16,791	711	82	17,420
Total marketable securities available for sale	$29,794	$788	$322	$30,260

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The mutual funds presently generate income of 4.5 % per year. We have invested $17 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.5%, of which 70% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $114 million in corporate bonds which generate fixed income to maturity dates in 2017 through 2021, with $78 million maturing prior to the end of our fiscal year 2019. The bonds presently generate income of about 2.1% per year. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 24, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$103,311	$734	$138	$103,907
Certificates of Deposit	960	11	-	971
Total marketable securities held to maturity	$104,271	$745	$138	$104,878

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 24, 2016 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$-	$520	$12,483
Preferred Stock	16,791	273	82	16,982
Total marketable securities available for sale	$29,794	$273	$602	$29,465

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 30, 2017 and September 24, 2016 are summarized as follows:

	September 30, 2017		September 24, 2016

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$59,113	$59,194	$13,539	$13,552
Due after one year through five years	60,908	61,113	90,732	91,326
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$120,021	$120,307	$104,271	$104,878
Less current portion	59,113	59,194	13,539	13,552
Long term held to maturity securities	$60,908	$61,113	$90,732	$91,326

Proceeds from the sale and redemption of marketable securities were $22,997,000, $13,224,000 and $110,117,000 in the years ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively; with a gain of $14,000 in 2017 and losses of $661,000 and $4,319,000 recorded in 2016 and 2015, respectively. We use the specific identification method to determine the cost of securities sold.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D  –  INVENTORIES

Inventories consist of the following:

	September 30,	September 24,
	2017	2016
	(in thousands)

Finished goods	$45,394	$38,285
Raw materials	22,682	18,223
Packaging materials	8,833	6,799
Equipment parts and other	26,359	25,377
Total Inventories	$103,268	$88,684

NOTE E  –  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	September 24,	Estimated Useful Lives
	2017	2016	(in years)
	(in thousands)

Land	$2,482	$2,512		-
Buildings	26,741	26,741	15	-	39.5
Plant machinery and equipment	257,172	227,614	5	-	20
Marketing equipment	278,860	278,299		-	7
Transportation equipment	8,449	7,637		5
Office equipment	25,302	22,136	3	-	5
Improvements	38,003	34,750	5	-	20
Construction in Progress	16,880	5,356		-
	653,889	605,045
Less accumulated depreciation and amortization	426,308	420,832
Property, plant and equipment, net	$227,581	$184,213

Depreciation expense was $38,211,000, $34,536,000 and $32,356,000 for fiscal years 2017, 2016 and 2015, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 30, 2017		September 24, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$16,628	$-	$14,150	$-

Amortized intangible assets
Non compete agreements	980	263	122	93
Customer relationships	20,510	6,476	35,491	31,895
License and rights	1,690	1,058	1,690	974
TOTAL FOOD SERVICE	$39,808	$7,797	$51,453	$32,962

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,557	$-	$7,206	$-

Amortized Intangible Assets
Trade names	649	130	-	-
Customer relationships	7,979	2,822	7,979	2,021
TOTAL RETAIL SUPERMARKETS	$15,185	$2,952	$15,185	$2,021

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-

Amortized intangible assets
Customer relationships	257	50	200	28
Licenses and rights	1,400	794	1,400	723
TOTAL FROZEN BEVERAGES	$17,872	$844	$10,915	$751

CONSOLIDATED	$72,865	$11,593	$77,553	$35,734

The gross carrying amount of intangible assets is determined by applying a discounted cash flow model to the future sales and earnings associated with each intangible asset or is set by contract cost. The amortization period used for definite lived intangible assets is set by contract period or by the period over which the bulk of the discounted cash flow is expected to be generated. We currently believe that we will receive the benefit from the use of the trade names and distribution rights classified as indefinite lived intangible assets indefinitely and they are therefore not amortized.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS (continued)

Licenses and rights, customer relationships and non-compete agreements are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses.

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually at year end for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences. There were no impairments of intangible assets in 2017, 2016 or 2015.

Intangible assets of $200,000 were acquired in the frozen beverages segment in fiscal year 2015. Intangible assets of $1,078,000 were acquired in fiscal year 2016 in the food service segment due to the purchase of the HEARTBAR brand. In fiscal year 2017, intangible assets of $6,957,000 were acquired in our ICEE distributor acquisition in our frozen beverage segment and intangible assets of $15,760,000 were acquired in the Hill & Valley acquisition in our food service segment and intangible assets of $576,000 were acquired in the Labriola Baking acquisition, also in our food service segment.

Aggregate amortization expense of intangible assets for the fiscal years 2017, 2016 and 2015 was $3,840,000, $5,078,000 and $5,370,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,500,000 in 2018, $3,400,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021 and $2,300,000 in 2022. The weighted average amortization period of the intangible assets is 10.8 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total

	(in thousands)

Balance at September 30, 2017	$61,665	$3,670	$37,176	$102,511
Balance at September 24, 2016	$46,832	$3,670	$35,940	$86,442

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually at year end by management for impairment.  Our impairment analysis for 2017, 2016 and 2015 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples.  There were no impairment charges in 2017, 2016 and 2015.

In 2017, goodwill of $1,236,000 was acquired in the ICEE distributor acquisition in our frozen beverage segment, goodwill of $14,175,000 was acquired in the Hill & Valley acquisition in our food service segment and goodwill of $658,000 was acquired in the Labriola Baking acquisition, also in our food service segment.

No goodwill was acquired in fiscal years 2015 and 2016.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G – LONG-TERM DEBT

In November 2016, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021, with the availability of repayments without penalty. Interest is calculated based on LIBOR plus an applicable margin. The agreement contains financial covenants and requires commitment fees in accordance with standard banking practice. As of September 30, 2017 and September 24, 2016, there were no outstanding balances under the facility. We were in compliance with the financial covenants at September 30, 2017.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule by years of future minimum lease payments under capital leases:

(in thousands)

2018	$340
2019	307
2020	261
2021	266
2022	70
2023 and thereafter	-
Total minimum capital lease payments	$1,244

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 30,	September 24,	September 26,
	2017	2016	2015
	(in thousands)
Current
U.S. Federal	$27,142	$25,126	$33,348
Foreign	2,770	2,433	2,260
State	5,227	5,622	6,294
Total current expense	35,139	33,181	41,902

Deferred
U.S. Federal	$6,857	$6,444	$(109)
Foreign	(422)	(145)	(34)
State	1,452	1,364	(23)
Total deferred expense(benefit)	7,887	7,663	(166)
Total expense	$43,026	$40,844	$41,736

The change in deferred taxes for the year ended September 30, 2017 does not equal deferred tax expense in the amount of $6,632,000 as a result of purchase accounting related to the Hill & Valley acquisition.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 30,	September 24,	September 26,
	2017	2016	2015
	(in thousands)

Income taxes at federal statutory rates	$42,770	$40,887	$39,172
Increase (decrease)in taxes resulting from:

State income taxes, net of federal income tax benefit	4,341	4,541	4,196
Domestic production activities deduction	(1,820)	(2,100)	(2,100)
Increase in gross unrecognized tax benefits	20	20	39
(Decrease) increase in federal valuation allowance	(6)	240	1,366
Share based compensation	(1,923)	(1,109)	308
Other, net	(356)	(1,635)	(1,245)
Income tax expense	$43,026	$40,844	$41,736

Deferred tax assets and liabilities consist of the following:

	September 30,	September 24,
	2017	2016
	(in thousands)
Deferred tax assets
Vacation accrual	$1,740	$1,646
Capital loss carry forwards	1,668	1,674
Insurance accrual	3,225	3,317
Deferred income	927	112
Allowances	1,991	1,514
Inventory capitalization	1,235	954
Share-based compensation	1,607	1,253
Net Operating Loss	1,559	1,691
Total deferred tax assets	13,952	12,161
Valuation allowance	(1,668)	(1,674)
Total deferred tax assets, net	12,284	10,487

Deferred tax liabilities
Amortization of goodwill and other intangible assets	35,043	27,358
Depreciation of property and equipment	39,946	31,315
Total deferred tax liabilities	74,989	58,673
Total deferred tax liabilities, net	$62,705	$48,186

As of September 30, 2017, we have federal and state capital loss carry forwards of approximately $4.6 million from the sale of marketable securities in fiscal years 2015 and 2016.  These carry forwards will expire in 2020, 2021 and 2022.  As we have no foreseeable capital gains that would allow us to use this asset, we have recorded a valuation allowance for the full amount of this deferred tax asset.

As of September 30, 2017, we have a federal net operating loss carry forward of approximately $5 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $378,000 and will expire in 2033. We have determined there are no limitations to the total use of this tax asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

We have undistributed earnings of our Mexican and Canadian subsidiaries  that are considered to be indefinitely reinvested and accordingly no provision for US federal and state income taxes has been provided thereon.

NOTE J  -  COMMITMENTS

1.       Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 30, 2017:

	Plants and
	Offices	Equipment	Total
	(in thousands)
2018	$8,613	$6,828	$15,441
2019	7,919	5,599	13,518
2020	7,040	3,705	10,745
2021	6,197	2,275	8,472
2022	5,788	512	6,300
2023 and thereafter	27,976	62	28,038
Total minimal rental commitments	$63,533	$18,981	$82,514

Total rent expense was $20,354,000, $17,481,000 and $16,448,000 for fiscal years 2017, 2016 and 2015, respectively.

2.        Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $8,100,000 and $8,200,000 at September 30, 2017 and September 24, 2016, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 30, 2017 and September 24, 2016, we had outstanding letters of credit totaling $8,675,000 and $8,675,000, respectively.

We have a self-insured medical plan which covers approximately 1,600 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 30, 2017 and September 24, 2016 was $2,382,000 and $1,719,000, respectively.

NOTE K  -  CAPITAL STOCK

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763. In our second quarter, we purchased and retired 12,926 shares at a cost of $1,682,342. In our third quarter, we purchased and retired 13,004 shares at a cost of $1,691,357. In our fourth quarter, we purchased and retired 116,735 shares at a cost of $14,855,064.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019.

In our fiscal year ended September 26, 2015, we purchased and retired 72,698 shares of our common stock at a cost of $8,011,118.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L  –  STOCK OPTIONS

We have, subject to shareholder approval in February 2018, a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There were 800,000 shares reserved under the Plan under which no options have yet been issued. There are options that were issued under option plans that have since expired that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2017, 2016 and 2015 employees purchased 13,271, 13,747 and 13,648 shares at average purchase prices of $105.85, $96.00 and $86.01, respectively. ESPP expense of $363,000, $305,000 and $328,000 was recognized for fiscal years 2017, 2016 and 2015, respectively.

A summary of the status of our stock option plans as of fiscal years 2017, 2016 and 2015 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 28, 2014	295,645	$60.83	249,379	$53.38
Granted	114,488	100.94	55,152	106.96
Exercised	(70,792)	47.30	(6,590)	51.14
Canceled	(6,989)	84.13	-	-

Balance, September 26, 2015	332,352	77.04	297,941	63.34
Granted	120,450	108.69	58,720	112.35
Exercised	(86,223)	53.67	(44,777)	42.53
Canceled	(10,792)	97.07	-	-

Balance, September 24, 2016	355,787	92.81	311,884	75.56
Granted	121,508	129.35	59,786	129.94
Exercised	(78,114)	65.49	(60,156)	41.46
Canceled	(6,200)	100.93	-	-

Balance, September 30, 2017	392,981	$109.41	311,514	$92.58
Exercisable Options September 30, 2017	51,719	$81.54	137,856	$62.21

The weighted-average fair value of incentive stock options granted during fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015 was $18.84, $13.94 and $15.27, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015 was $24.82, $19.95 and $21.90, respectively. The total intrinsic value of stock options exercised was $10.1 million, $8.4 million and $4.8 million in fiscal years 2017, 2016 and 2015, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

The total cash received from these option exercises was $5.8 million, $5.3 million and $3.1 million in fiscal years 2017, 2016 and 2015, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $3.0 million, $1.6 million and $874,000 in fiscal years 2017, 2016 and 2015, respectively.

The following table summarizes information about incentive stock options outstanding as of September 30, 2017:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices			2017	Life	Price	2017	Price
$57.15	-	$81.67	51,219	1.1	$81.43	51,219	$81.43
$93.17	-	$137.16	341,762	3.4	113.60	500	93.17
Total options			392,981	3.1	109.41	51,719	81.54

The following table summarizes information about nonqualified stock options outstanding as of September 30, 2017:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices			2017	Life	Price	2017	Price
$34.17	-	$47.59	60,000	2.7	$41.17	60,000	$41.17
$57.33	-	$81.67	57,856	4.1	72.95	57,856	72.95
$94.24	-	$131.30	193,658	5.5	114.38	20,000	94.24
Total options			311,514	4.7	92.58	137,856	62.21

NOTE M  –  401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $2,084,000, $1,936,000 and $1,836,000 were made in fiscal years 2017, 2016 and 2015, respectively.

NOTE N  –  CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 30,	September 24,	September 26,
	2017	2016	2015
	(in thousands)
Cash paid for:
Interest	$52	$57	$53
Income taxes	25,024	41,064	43,867

Non cash items:
Capital leases	$-	$486	$1,191

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O  –  SEGMENT REPORTING

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

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  Sales and operating income are key variables monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.  Information regarding the operations in these three reportable segments is as follows:

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

	Fiscal year ended

	September 30,	September 24,	September 26,
	2017	2016	2015
	(53 weeks)	(52 weeks)	(52 weeks)
		(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$180,138	$170,155	$168,970
Frozen juices and ices	49,469	51,798	54,454
Churros	62,809	57,318	56,602
Handhelds	36,913	27,427	21,817
Bakery	351,357	294,518	301,135
Other	21,108	20,313	13,657
Total Food Service	$701,794	$621,529	$616,635

Retail Supermarket
Soft pretzels	$35,081	$33,279	$35,727
Frozen juices and ices	71,325	68,924	72,174
Handhelds	14,892	15,347	18,957
Coupon redemption	(4,898)	(4,430)	(4,725)
Other	2,847	4,469	1,244
Total Retail Supermarket	$119,247	$117,589	$123,377

Frozen Beverages
Beverages	$160,243	$150,118	$142,705
Repair and maintenance service	74,594	71,123	65,765
Machines sales	27,073	31,155	26,413
Other	1,273	1,267	1,361
Total Frozen Beverages	$263,183	$253,663	$236,244

Consolidated Sales	$1,084,224	$992,781	$976,256

Depreciation and Amortization:
Food Service	$24,629	$22,912	$21,289
Retail Supermarket	949	1,031	1,132
Frozen Beverages	16,867	16,180	15,850
Total Depreciation and Amortization	$42,445	$40,123	$38,271

Operating Income:
Food Service	$81,208	$76,539	$75,286
Retail Supermarket	10,627	9,618	11,020
Frozen Beverages	26,272	26,653	24,582
Total Operating Income	$118,107	$112,810	$110,888

Capital Expenditures:
Food Service	$44,067	$24,759	$28,228
Retail Supermarket	239	369	112
Frozen Beverages	27,874	23,581	20,301
Total Capital Expenditures	$72,180	$48,709	$48,641

Assets:
Food Service	$635,709	$589,854	$543,851
Retail Supermarket	21,129	22,090	24,209
Frozen Beverages	210,390	178,543	171,609
Total Assets	$867,228	$790,487	$739,669

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P  -  ACCUMULATED OTHER COMPREHENSIVE LOSS:

     Changes to the components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended September 30, 2017
	(in thousands)

		Unrealized
	Foreign Currency	Holding (Loss) Gain
	Translation	on Marketable
	Adjustments	Securities	Total

Beginning Balance	$(13,086)	$(329)	$(13,415)

Other comprehensive loss before reclassifications	3,745	795	4,540

Amounts reclassified from accumulated other comprehensive income	-	-	-

Ending Balance	$(9,341)	$466	$(8,875)

	Fiscal Year Ended September 24, 2016
	(in thousands)

		Unrealized
	Foreign Currency	Holding Loss on
	Translation	Marketable
	Adjustments	Securities	Total

Beginning Balance	$(10,021)	$(876)	$(10,897)

Other comprehensive loss before reclassifications	(3,065)	(8)	(3,073)

Amounts reclassified from accumulated other comprehensive income	-	555	555

Ending Balance	$(13,086)	$(329)	$(13,415)

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q  -  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 30, 2017

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$225,570	$65,895	$13,540	$0.72
2nd Quarter	246,513	72,817	15,987	0.85
3rd Quarter	295,415	94,764	25,304	1.34
4th Quarter	316,726	97,547	24,343	1.29
Total	$1,084,224	$331,023	$79,174	$4.20

	Fiscal Year Ended September 24, 2016

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$222,850	$63,835	$12,978	$0.69
2nd Quarter	229,710	68,749	15,588	0.83
3rd Quarter	277,981	92,086	26,791	1.43
4th Quarter	262,240	79,797	20,618	1.10
Total	$992,781	$304,467	$75,975	$4.05

(1)	Total of quarterly amounts do not necessarily agree to the annual report amounts due to separate quarterly calculations of weighted average shares outstanding.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2017	Allowance for doubtful accounts	$571,000	$122,000	$334,000	(1)	$359,000

2016	Allowance for doubtful accounts	$304,000	$525,000	$258,000	(1)	$571,000

2015	Allowance for doubtful accounts	$450,000	$310,000	$456,000	(1)	$304,000

(1) Write-offs of uncollectible accounts receivable.

S-1

the perfect sandwich

SUPERPRETZEL
SOFT PRETZELS

favorite shopping buddy

afternoon tea party

ICEE
LUIGI'S
Lemon • Strawberry
REAL ITALIAN ICE
Minute Maid
Bars
Bars
HEARTBAR
BAKED
SOFT PRETZELS
ARCTIC BLAST
DOGSTERS
New York Pretzel
FIG BARS
Made with Real Dates!
Soft Pretzels
Chocolate Lava

J&J SNACK FOODS CORP.

www.jjsnack.com

CORPORATE INFORMATION

OFFICERS

Robert M. Radano
Senior Vice President and Chief Operating Officer

Gerard Law
Senior Vice President,
Assistant to the President

Robert J. Pape
Senior Vice President, Sales

John Griffith
Chief Information Officer

Harry Fronjian
Vice President, Human Resources

Marjorie Shreiber Roshkoff
Vice President, Secretary, and In-House Counsel

H. Robert Long
Vice President, Distribution

Harry A. McLaughlin
Vice President, Controller

Bo Powell
Vice President, Sales - Food Service

Robyn Shreiber
Vice President, National Account Sales

John Stefanik
Vice President, Bakery Sales

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales -Food Service

DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Chairman of the Board
Emerging Growth Equities, Ltd.

Vincent A. Melchiorre (1)(3)
Senior Vice President, Bimbo Bakeries USA

OFFICERS OF SUBSIDIARY COMPANIES

J&J SNACK FOODS SALES CORP.

Alissa Davis
Vice President, Marketing

William Dougherty
Vice President, Finance
Country Home Bakers, LLC

Mimi Ford
Vice President, Educational Channel

Jeff Gaddy
Vice President, Bakery Operations

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
Vice President/General Manager
Eastern Zone

Kent Galloway
Vice President and Chief Financial Officer

David Lauder
Vice President, Controller

Rick Naylor
Vice President/General Manager
Central Zone

Dan O'Malley
Vice President/General Manager
Western Zone

Rod Sexton
Vice President, Service Support

Susan Woods
Vice President, Marketing

ICEE DE MEXICO, S.A. DE C.V

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Tony Hess
Vice President/General Manager

HILL & VALLEY, INC.

Doug Davidson
President

(1) Audit Committee Member (2) Compensation Committee Member (3) Nominating Committee Member

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2017	**HIGH**	**LOW**
1st Quarter	$135.04	$102.81
2nd Quarter	143.21	124.57
3rd Quarter	142.28	121.20
4th Quarter	138.38	124.10
FISCAL 2016	**HIGH**	**LOW**
1st Quarter	$125.62	$110.76
2nd Quarter	119.99	102.90
3rd Quarter	113.93	97.73
4th Quarter	125.18	111.04

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, PC
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

FRIDAY, FEBRUARY 9, 2018
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

©2017 Auntie Anne's LLC. All Rights Reserved. AUNTIE ANNE'S® and Auntie Anne's® logo are registered trademarks of Auntie Anne's LLC. "Minute Maid" is a registered trademark of the Coca Cola Company.

Pillsbury and the Doughboy character are trademarks of General Mills, used under license. © General Mills
OREO is a registered trademark of Mondelēz International group.

J&J SNACK FOODS CORP.

www.jjsnack.com