Form 10-Q
period 2017-12-30
J&J SNACK FOODS CORP
filed 2018-02-01
CIK 785956

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 30, 2017

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

                    Yes                         X     No

As January 25, 2018 there were 18,678,473 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page Number
Part I.	Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – December 30, 2017 (unaudited) and September 30, 2017		3

Consolidated Statements of Earnings (unaudited) – Three months ended December 30, 2017 and December 24, 2016		4

Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended December 30, 2017 and December 24, 2016		5

Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 30, 2017 and December 24, 2016		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

Part II.	Other Information

Item 6.	Exhibits	24

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 30,	September 30,
	2017	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$81,089	$90,962
Marketable securities held to maturity	49,445	59,113
Accounts receivable, net	109,709	124,553
Inventories	113,049	103,268
Prepaid expenses and other	3,800	3,936
Total current assets	357,092	381,832

Property, plant and equipment, at cost
Land	2,494	2,482
Buildings	26,582	26,741
Plant machinery and equipment	258,738	257,172
Marketing equipment	277,236	278,860
Transportation equipment	8,438	8,449
Office equipment	25,574	25,302
Improvements	37,999	38,003
Construction in progress	21,997	16,880
Total Property, plant and equipment, at cost	659,058	653,889
Less accumulated depreciation and amortization	429,217	426,308
Property, plant and equipment, net	229,841	227,581

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	60,453	61,272
Marketable securities held to maturity	82,066	60,908
Marketable securities available for sale	30,150	30,260
Other	2,904	2,864
Total other assets	278,084	257,815
Total Assets	$865,017	$867,228

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$339	$340
Accounts payable	68,033	72,729
Accrued insurance liability	11,215	10,558
Accrued liabilities	10,491	7,753
Accrued compensation expense	11,764	19,826
Dividends payable	8,400	7,838
Total current liabilities	110,242	119,044

Long-term obligations under capital leases	815	904
Deferred income taxes	44,462	62,705
Other long-term liabilities	2,117	2,253

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,668,000 and 18,663,000 respectively	18,589	17,382
Accumulated other comprehensive loss	(12,872)	(8,875)
Retained Earnings	701,664	673,815
Total stockholders' equity	707,381	682,322
Total Liabilities and Stockholders' Equity	$865,017	$867,228

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 30,	December 24,
	2017	2016

Net Sales	$265,210	$225,570

Cost of goods sold(1)	191,931	159,675
Gross Profit	73,279	65,895

Operating expenses
Marketing (2)	21,576	20,335
Distribution (3)	21,159	18,164
Administrative (4)	9,356	8,098
Other general income	(40)	(29)
Total Operating Expenses	52,051	46,568

Operating Income	21,228	19,327

Other income (expense)
Investment income	1,489	1,227
Interest expense & other	509	(26)

Earnings before income taxes	23,226	20,528

Income tax (benefit) expense	(13,023)	6,988

NET EARNINGS	$36,249	$13,540

Earnings per diluted share	$1.93	$0.72

Weighted average number of diluted shares	18,778	18,787

Earnings per basic share	$1.94	$0.72

Weighted average number of basic shares	18,666	18,686

(1) Includes share-based compensation expense of $218 and $182 for the three months ended December 30, 2017 and December 24, 2016, respectively.
(2) Includes share-based compensation expense of $339 and $261 for the three months ended December 30, 2017 and December 24, 2016, respectively.
(3) Includes share-based compensation expense of $19 and $18 for the three months ended December 30, 2017 and December 24, 2016, respectively.
(4) Includes share-based compensation expense of $377 and $286 for the three months ended December 30, 2017 and December 24, 2016, respectively.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	December 30,	December 24,
	2017	2016

Net Earnings	$36,249	$13,540

Foreign currency translation adjustments	(3,887)	(1,104)
Unrealized holding loss on marketable securities	(110)	(103)

Total Other Comprehensive Loss	(3,997)	(1,207)

Comprehensive Income	$32,252	$12,333

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three months ended
	December 30,	December 24,
	2017	2016
Operating activities:
Net earnings	$36,249	$13,540
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	11,152	8,728
Amortization of intangibles and deferred costs	834	1,183
Share-based compensation	953	748
Deferred income taxes	(18,265)	(74)
Loss on sale of marketable securities	(8)	-
Other	(317)	222
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	14,547	5,849
Increase in inventories	(9,933)	(6,727)
Decrease in prepaid expenses	111	5,747
Decrease in accounts payable and accrued liabilities	(9,216)	(2,816)
Net cash provided by operating activities	26,107	26,400
Investing activities:
Purchases of property, plant and equipment	(14,623)	(11,399)
Purchases of marketable securities	(30,865)	(8,550)
Proceeds from redemption and sales of marketable securities	19,096	475
Proceeds from disposal of property and equipment	1,046	645
Other	27	(20)
Net cash used in investing activities	(25,319)	(18,849)
Financing activities:
Payments to repurchase common stock	-	-
Proceeds from issuance of stock	253	980
Payments on capitalized lease obligations	(90)	(90)
Payment of cash dividend	(7,838)	(7,280)
Net cash used in financing activities	(7,675)	(6,390)
Effect of exchange rate on cash and cash equivalents	(2,986)	(847)
Net (decrease)increase in cash and cash equivalents	(9,873)	314
Cash and cash equivalents at beginning of period	90,962	140,652
Cash and cash equivalents at end of period	$81,089	$140,966

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s  Annual Report on Form 10-K  for the year ended September 30, 2017.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

The results of operations for the three months ended December 30, 2017 and December 24, 2016 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or determinable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $458,000 and $359,000 at December 30, 2017 and September 30, 2017, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $11,152,000 and $8,728,000 for the three months ended December 30, 2017 and December 24, 2016, respectively.

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

	Three Months Ended December 30, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$36,249	18,666	$1.94

Effect of Dilutive Securities
Options	-	112	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$36,249	18,778	$1.93

1,000 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 30, 2017.

	Three Months Ended December 24, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$13,540	18,686	$0.72

Effect of Dilutive Securities
Options	-	101	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$13,540	18,787	$0.72

Note 5	At December 30, 2017, the Company has three stock-based employee compensation plans. Share-based compensation expense (benefit) was recognized as follows:

	Three months ended
	December 30,	December 24,
	2017	2016
	(in thousands, except per share amounts)

Stock Options	$615	$(211)
Stock purchase plan	200	174
Restricted stock issued to an employee	1	1
Total share-based compensation	$816	$(36)

The above compensation is net of tax benefits	$137	$783

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2018 first three months: expected volatility of 16.8%; risk-free interest rate of 2.1%; dividend rate of 1.2% and expected lives of 5 years.

During the fiscal year 2018 three month period, the Company granted 1,500 stock options. The weighted-average grant date fair value of these options was $23.14.

During the fiscal year 2017 three month period, the Company granted 300 stock options. The weighted-average grant date fair value of these options was $15.15.

Expected volatility is based on the historical volatility of the price of our common shares over the past 50 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The total amount of gross unrecognized tax benefits is $379,000 and $374,000 on December 30, 2017 and September 30, 2017, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 30, 2017 and September 30, 2017, respectively, the Company has $244,000 and $239,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings for the current year quarter benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $2.0 million, or $0.11 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Net earnings were impacted by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax required under the new tax law. Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate decreased to 28.6% from 34.0% in the prior year quarter reflecting the reduction in the federal statutory rate to 21% from 35% for the remaining three quarters of fiscal 2018. The gain on the remeasurement of deferred tax liabilities and the one time repatriation tax are preliminary estimates.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax net benefit of $21.7 million represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In accordance with SAB 118, the additional estimated income tax net benefit of $21.7 million is considered provisional and will be finalized before December 22, 2018.

Note 7

In May 2014 and in subsequent updates, the FASB issued guidance on revenue recognition which requires that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. We have performed a review of the requirements of the new revenue standard and are in the process of reviewing customer contracts and applying the five-step model of this new guidance to each contract category we have identified and will compare the results to our current accounting practices. We plan to adopt this guidance on the first day of our fiscal 2019 year. We will apply the modified retrospective transition method, which would result in an adjustment to retained earnings for the cumulative effect, if any, of applying the standard to contracts in process as of the adoption date. Under this method, we would not restate the prior financial statements presented. Therefore, this guidance would require additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2019 reporting period. Our analysis indicates that the impact of this guidance on our consolidated financial statements will not be material.

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

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees.  This guidance is effective for our fiscal year ended September 2020.  While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities. We anticipate that the impact of this guidance on our financial statements will be material.

Note 8	Inventories consist of the following:

	December 30,	September 30,
	2017	2017
	(unaudited)
	(in thousands)

Finished goods	$51,808	$45,394
Raw materials	25,291	22,682
Packaging materials	9,765	8,833
Equipment parts and other	26,185	26,359
Total Inventories	$113,049	$103,268

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

	Three months ended
	December 30,	December 24,
	2017	2016
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$50,131	$41,494
Frozen juices and ices	7,184	7,479
Churros	14,592	14,438
Handhelds	10,252	7,479
Bakery	94,933	75,279
Other	5,172	4,128
Total Food Service	$182,264	$150,297

Retail Supermarket
Soft pretzels	$10,512	$8,944
Frozen juices and ices	9,727	9,851
Handhelds	3,026	3,450
Coupon redemption	(751)	(1,259)
Other	562	633
Total Retail Supermarket	$23,076	$21,619

Frozen Beverages
Beverages	$34,303	$28,276
Repair and maintenance service	19,004	18,091
Machines sales	6,313	7,039
Other	250	248
Total Frozen Beverages	$59,870	$53,654

Consolidated Sales	$265,210	$225,570

Depreciation and Amortization:
Food Service	$7,098	$5,732
Retail Supermarket	290	278
Frozen Beverages	4,598	3,901
Total Depreciation and Amortization	$11,986	$9,911

Operating Income :
Food Service	$15,900	$17,054
Retail Supermarket	2,558	1,046
Frozen Beverages	2,770	1,227
Total Operating Income	$21,228	$19,327

Capital Expenditures:
Food Service	$9,441	$6,587
Retail Supermarket	-	82
Frozen Beverages	5,182	4,730
Total Capital Expenditures	$14,623	$11,399

Assets:
Food Service	$635,988	$594,963
Retail Supermarket	21,531	22,128
Frozen Beverages	207,498	177,082
Total Assets	$865,017	$794,173

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 30, 2017 and September 30, 2017 are as follows:

	December 30, 2017		September 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non compete agreements	980	302	980	263
Customer relationships	20,510	7,011	20,510	6,476
License and rights	1,690	1,080	1,690	1,058
TOTAL FOOD SERVICE	$39,808	$8,393	$39,808	$7,797

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,557	$-	$6,557	$-

Amortized Intangible Assets
Trade names	649	130	649	130
Customer relationships	7,979	3,022	7,979	2,822
TOTAL RETAIL SUPERMARKETS	$15,185	$3,152	$15,185	$2,952

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	6,900	-

Amortized intangible assets
Customer relationships	257	56	257	50
Licenses and rights	1,400	811	1,400	794
TOTAL FROZEN BEVERAGES	$17,872	$867	$17,872	$844

CONSOLIDATED	$72,865	$12,412	$72,865	$11,593

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. In last year’s fiscal year, intangible assets of $6,957,000 were acquired in an ICEE distributor acquisition in our frozen beverage segment, intangible assets of $15,760,000 were acquired in the Hill & Valley acquisition in our food service segment and intangible assets fo $576,000 were acquired in the Labriola Baking acquisition, also in our food service segment. Aggregate amortization expense of intangible assets for the three months ended December 30, 2017 and December 24, 2016 was $819,000 and $1,108,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,500,000 in 2018, $3,400,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021 and $2,300,000 in 2022. The weighted amortization period of the intangible assets is 10.8 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at December 30, 2017	$61,665	$3,670	$37,176	$102,511

Balance at September 30, 2017	$61,665	$3,670	$37,176	$102,511

In last year’s fiscal year, goodwill of $1,236,000 was acquired in an ICEE distributor acquisition in our frozen beverage segment, goodwill of $14,175,000 was acquired in the Hill & Valley acquisition in our food service segment and goodwill of $658,000 was acquired in our Labriola Baking acquisition, also in our food service segment.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 30, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$125,591	$165	$551	$125,205
Certificates of Deposit	5,920	8	-	5,928
Total marketable securities held to maturity	$131,511	$173	$551	$131,133

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 30, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$58	$237	$12,824
Preferred Stock	16,791	608	73	17,326
Total marketable securities available for sale	$29,794	$666	$310	$30,150

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2017 through 2021, with $123 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 30, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$114,101	$424	$155	$114,370
Certificates of Deposit	5,920	18	1	5,937
Total marketable securities held to maturity	$120,021	$442	$156	$120,307

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 30, 2017 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$13,003	$77	$240	$12,840
Preferred Stock	16,791	711	82	17,420
Total marketable securities available for sale	$29,794	$788	$322	$30,260

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 30, 2017 and September 30, 2017 are summarized as follows:

September 24, 2011	December 30, 2017		September 30, 2017

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$49,445	$49,444	$59,113	$59,194
Due after one year through five years	82,066	81,689	60,908	61,113
Due after five years through ten years			-	-
Total held to maturity securities	$131,511	$131,133	$120,021	$120,307
Less current portion	49,445	49,444	59,113	59,194
Long term held to maturity securities	$82,066	$81,689	$60,908	$61,113

Proceeds from the redemption and sale of marketable securities were $19,096,000 in the three months ended December 30, 2017 and $475,000 in the three ended December 24, 2016, respectively. Gains of $7,558 were recorded in the three months ended December 30, 2017 and no gains or losses were recorded in the three months ended December 24, 2016. We use the specific identification method to determine the cost of securities sold.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months ended December 30, 2017
		(unaudited)
		(in thousands)

		Unrealized Holding
	Foreign Currency	Gain on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(9,341)	$466	$(8,875)

Other comprehensive loss before reclassifications	(3,887)	(110)	$(3,997)

Amounts reclassified from accumulated other comprehensive income	-	-	-

Ending Balance	$(13,228)	$356	$(12,872)

	Three Months ended December 24, 2016
		(unaudited)
		(in thousands)

		Unrealized Holding
	Foreign Currency	Loss on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(13,086)	$(329)	$(13,415)

Other comprehensive(loss)income before reclassifications	(1,104)	(103)	(1,207)

Amounts reclassified from accumulated other comprehensive income	-	-	-

Ending Balance	$(14,190)	$(432)	$(14,622)

Note 13

On December 30, 2016, we acquired Hill & Valley Inc., a premium bakery located in Rock Island, IL, for approximately $31 million. Hill & Valley, with sales of over $45 million annually, is a manufacturer of a variety of pre-baked cakes, cookies, pies, muffins and other desserts to retail in-store bakeries. Hill & Valley is a leading brand of Sugar Free and No Sugar Added pre-baked in-store bakery items. Additionally, Hill & Valley sustains strategic private labeling partnerships with retailers nationwide.

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

Note 14	Subsequent Event

On January 8, 2018, Hom/Ade Foods, Inc, a wholly owned subsidiary of J & J Snack Foods Corp. (the “Company”), issued a Product Recall Notification for certain products marketed under the name “MARY B’s Biscuits,” which have the potential to be contaminated with Listeria monocytogenes. The affected products were manufactured by Flowers Foods, Inc. (“Flowers”), and the Company is working in coordination with Flowers and the U.S. Food and Drug Administration to effectuate the recall.  We believe that Flowers, the manufacturer of the recalled product and initiator of the recall, is contractually obligated to indemnify us against all costs related to a recall triggered by defective product or governmental demand.  Although we are not able to estimate the costs related to the recall presently, we do not expect the costs to have a material impact on our financial statements.  Additionally, we  expect to be reimbursed by Flowers for our costs related to the recall. We anticipate disruption to our product supply and sales going forward.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.45 per share of its common stock payable on January 4, 2018, to shareholders of record as of the close of business on December 13, 2017.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763. In the three months ended December 30, 2017 we did not purchase and retire any shares. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 405,110 shares remain to be purchased under this authorization.

In the three months ended December 30, 2017 and December 24, 2016 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $3,887,000 in accumulated other comprehensive loss in the 2018 first quarter and an increase of $1,104,000 accumulated other comprehensive loss in the 2017 first quarter.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 30, 2017.

Results of Operations

Net sales increased $39,640,000 or 18% to $265,210,000 for the three months ended December 30, 2017 compared to the three months ended December 24, 2016. Excluding sales from Hill & Valley, Inc., acquired in January 2017, an ICEE distributor located in the Southeast acquired in June 2017 and Labriola Bakery which was acquired in August 2017, sales increased approximately 7% for the quarter.

FOOD SERVICE

Sales to food service customers increased $ 31,967,000 or 21% in the first quarter to $182,264,000. Excluding sales of Hill & Valley and Labriola, sales increased $9,569,000 or 6% for the first quarter. Soft pretzel sales to the food service market increased 21% to $50,131,000 in the quarter and about 14% without Labriola sales. In addition to Labriola sales, soft pretzel sales increased significantly  due to increased distribution to restaurant chains and movie theatres and we had strong sales of our recently introduced BRAUHAUS pretzels.

Frozen juices and ices sales decreased 4% to $7,184,000 in the three months with sales increases and decreases across our customer base.

Churro sales to food service customers were up 1% in the quarter to $14,592,000.

Sales of bakery products increased $19,654,000 or 26% in the first quarter to $94,933,000. Excluding sales of Hill & Valley, bakery sales were essentially flat for the quarter.

Sales of handhelds increased $2,773,000 or 37% in the quarter with all of the increase coming from sales to three customers. Sales of funnel cake increased $911,000 or 23% in the quarter to $4,794,000 as we continue to increase sales to school food service.

Sales of new products in the first twelve months since their introduction were approximately $8 million in this quarter. Price increases had no impact on sales in the quarter and net volume increases, including new product sales as defined above and Hill & Valley and Labriola sales, accounted for approximately $32 million of sales in the quarter.

Operating income in our Food Service segment decreased from $17,054,000 to $15,900,000 in the quarter. Hill & Valley contributed $1,384,000 to operating income in the quarter; however, operating income in the balance of our food service business was impacted by generally higher costs for payroll and insurance, added personnel in the selling function, inefficiencies in our recently acquired Labriola production facility (compounded by the integration of products previously manufactured at other facilities), product mix changes and significantly lower volume concentrated in specific facilities, shutdown costs of our Chambersburg, PA production facility and higher ingredients costs. There was no benefit of pricing to offset these higher costs.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,457,000 or 7% to $23,076,000 in the first quarter.  Soft pretzel sales for the first quarter were up 18% to $10,512,000 primarily due to sales of AUNTIE ANNE’S soft pretzels under a license agreement entered into in 2017.  Sales of frozen juices and ices decreased $124,000 or 1% to $9,727,000 in the first quarter. Handheld sales to retail supermarket customers decreased 12% to $3,026,000 in the quarter as the sales of this product line continues their long term decline.

Sales of new products in the first quarter were approximately $1.9 million. Price increases had no impact on sales in the quarter and net volume increases, including new product sales as defined above accounted for $1.5 million of sales in the quarter.

Operating income in our Retail Supermarkets segment was $2,558,000 in this year’s first quarter compared to $1,046,000 in last year’s quarter, a 145% increase. Lower coupon expense of $508,000 and lower media spending of $543,000 along with the 18% increase in soft pretzel sales were the major reasons for the increase in operating income.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 12% to $59,870,000 in the first quarter and excluding sales of the acquired ICEE distributor were up about 10%. Beverage related sales alone were up 21% to $34,303,000 in the quarter and were up about 19% without the sales of the acquired ICEE distributor. Gallon sales were up 15% for the three months with higher sales to movie theatres and across our customer base. Service revenue increased 5% to $19,004,000 in the first quarter with sales increases and decreases spread throughout our customer base.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $6,313,000, a decrease of 10%.     Operating income in our Frozen Beverage segment increased to $2,770,000 in this quarter compared to $1,227,000 last year as a result of significantly higher beverage sales.

CONSOLIDATED

Gross profit as a percentage of sales was 27.63% in the three month period this year and 29.21% last year.  About 20% of the gross profit percentage decrease in the quarter resulted from the lower gross profit percentage of the Hill & Valley business. The balance of the decrease was caused by higher costs for payroll and insurance, inefficiencies in our recently acquired Labriola production facility (compounded by the integration of products previously manufactured at other facilities), product mix changes, significantly lower volume concentrated in specific facilities, shutdown costs of our Chambersburg, PA production facility and higher ingredients costs. There was no benefit of pricing to offset these higher costs.

Total operating expenses increased $5,483,000 in the first quarter but as a percentage of sales decreased to 19.6% from 20.6% last year. Marketing expenses decreased to 8.14% of sales in this year’s quarter from 9.01% last year primarily because of lower media spending in our retail supermarket business and lower marketing expenses of the acquired Hill & Valley and Labriola businesses. Distribution expenses were 7.98% of sales in this year’s quarter and 8.05% of sales in last year’s quarter. Administrative expenses were 3.53% of sales this quarter compared to 3.59% of sales last year in the first quarter

Operating income increased $1,901,000 or 10% to $21,228,000 in the first quarter as a result of the aforementioned items.

Investment income increased by $262,000 in the first quarter resulting from higher amounts invested and slightly higher interest rates.

Other income this quarter includes a $520,000 gain on a sale of property.

Net earnings increased $22,709,000, or 168%, in the current three month period to $36,249,000. Net earnings for the current year quarter benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $2.0 million, or $0.11 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Net earnings were impacted by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax required under the new tax law. Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate decreased to 28.6% from 34.0% in the prior year quarter reflecting the reduction in the federal statutory rate to 21% from 35% for the remaining three quarters of fiscal 2018. Last year’s quarter’s effective tax rate benefitted from an unusually high tax benefit on share based compensation of $783,000 which compares to this year’s quarter’s tax benefit of $137,000. We are presently estimating an effective tax rate of 28-29% for the last three quarters of our fiscal year 2018 and 26-27% for our fiscal year 2019.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2017 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 30, 2017, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

99.5	&	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.6

101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, formatted in XBRL (extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: February 1, 2018	/s/ Gerald B. Shreiber
Gerald B. Shreiber Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 1, 2018	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)