Form 10-Q
period 2018-03-31
J&J SNACK FOODS CORP
filed 2018-05-03
CIK 785956

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2018

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

                    Yes                         X     No

As April 26, 2018 there were 18,702,016 shares of the Registrant’s Common Stock outstanding.

INDEX

Page Number
Part I.	Financial Information

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	September 30,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$75,205	$90,962
Marketable securities held to maturity	50,571	59,113
Accounts receivable, net	126,245	124,553
Inventories	116,086	103,268
Prepaid expenses and other	6,493	3,936
Total current assets	374,600	381,832

Property, plant and equipment, at cost
Land	2,494	2,482
Buildings	26,582	26,741
Plant machinery and equipment	268,304	257,172
Marketing equipment	281,799	278,860
Transportation equipment	8,729	8,449
Office equipment	26,009	25,302
Improvements	38,236	38,003
Construction in progress	17,445	16,880
Total Property, plant and equipment, at cost	669,598	653,889
Less accumulated depreciation and amortization	438,037	426,308
Property, plant and equipment, net	231,561	227,581

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	59,522	61,272
Marketable securities held to maturity	86,668	60,908
Marketable securities available for sale	29,915	30,260
Other	2,772	2,864
Total other assets	281,388	257,815
Total Assets	$887,549	$867,228

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$347	$340
Accounts payable	72,653	72,729
Accrued insurance liability	12,590	10,558
Accrued liabilities	6,263	7,753
Accrued compensation expense	14,767	19,826
Dividends payable	8,413	7,838
Total current liabilities	115,033	119,044

Long-term obligations under capital leases	911	904
Deferred income taxes	47,347	62,705
Other long-term liabilities	2,076	2,253

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,697,000 and 18,663,000 respectively	22,256	17,382
Accumulated other comprehensive loss	(11,158)	(8,875)
Retained Earnings	711,084	673,815
Total stockholders' equity	722,182	682,322
Total Liabilities and Stockholders' Equity	$887,549	$867,228

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017

Net Sales	$266,101	$246,513	$531,311	$472,083

Cost of goods sold(1)	188,823	173,696	380,754	333,371
Gross Profit	77,278	72,817	150,557	138,712

Operating expenses
Marketing (2)	22,507	21,529	44,083	41,864
Distribution (3)	22,417	18,508	43,576	36,672
Administrative (4)	9,004	8,718	18,360	16,816
Other general income	(191)	(49)	(231)	(78)
Total Operating Expenses	53,737	48,706	105,788	95,274

Operating Income	23,541	24,111	44,769	43,438

Other income (expense)
Investment income	1,493	1,175	2,982	2,402
Interest expense & other	(33)	(545)	476	(571)

Earnings before income taxes	25,001	24,741	48,227	45,269

Income taxes	7,168	8,754	(5,855)	15,742

NET EARNINGS	$17,833	$15,987	$54,082	$29,527

Earnings per diluted share	$0.95	$0.85	$2.88	$1.57

Weighted average number of diluted shares	18,803	18,821	18,790	18,804

Earnings per basic share	$0.95	$0.85	$2.90	$1.58

Weighted average number of basic shares	18,685	18,711	18,675	18,698

(1)   Includes share-based compensation expense of $199 and $417 for the three months and six months ended March 31, 2018, respectively and $155 and $337 for the three months and six months ended March 25, 2017.

(2)   Includes share-based compensation expense of $309 and $648 for the three months and six months ended March 31,2018, respectively and $224 and $486 for the three months and six months ended March 25, 2017.

(3)   Includes share-based compensation expense of $17 and $37 for the three months and six months ended March 31, 2018, respectively and $15 and $33 for the three months and six months ended March 25, 2017.

(4)   Includes share-based compensation expense of $389 and $766 for the three months and six months ended March 31, 2018, respectively and $288 and $573 for the three months and six months ended March 25, 2017.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017

Net Earnings	$17,833	$15,987	$54,082	$29,527

Foreign currency translation adjustments	1,898	1,894	(1,989)	790
Unrealized holding (loss) gain on marketable securities	(184)	598	(294)	495

Total Other Comprehensive Income (loss), net of tax	1,714	2,492	(2,283)	1,285

Comprehensive Income	$19,547	$18,479	$51,799	$30,812

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	March 31,	March 25,
	2018	2017
Operating activities:
Net earnings	$54,082	$29,527
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	21,360	18,431
Amortization of intangibles and deferred costs	1,779	2,279
Share-based compensation	1,914	1,429
Deferred income taxes	(15,360)	(323)
Gain on redemption and sales of marketable securities	(3)	-
Other	(150)	498
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(1,821)	(7,940)
Increase in inventories	(12,789)	(10,866)
(Increase) decrease in prepaid expenses	(2,560)	9,464
Decrease in accounts payable and accrued liabilities	(4,555)	(1,737)
Net cash provided by operating activities	41,897	40,762
Investing activities:
Purchases of companies, net of cash acquired and debt assumed	-	(31,111)
Purchases of property, plant and equipment	(26,281)	(32,983)
Purchases of marketable securities	(47,172)	(23,726)
Proceeds from redemption and sales of marketable securities	29,453	5,104
Proceeds from disposal of property and equipment	1,492	964
Other	86	(163)
Net cash used in investing activities	(42,422)	(81,915)
Financing activities:
Payments to repurchase common stock	-	(1,682)
Proceeds from issuance of stock	2,960	3,218
Payments on capitalized lease obligations	(188)	(182)
Payment of cash dividend	(16,239)	(15,133)
Net cash used in financing activities	(13,467)	(13,779)
Effect of exchange rate on cash and cash equivalents	(1,765)	555
Net decrease in cash and cash equivalents	(15,757)	(54,377)
Cash and cash equivalents at beginning of period	90,962	140,652
Cash and cash equivalents at end of period	$75,205	$86,275

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

The results of operations for the six months ended March 31, 2018 and March 25, 2017 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juices and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or determinable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $470,000 and $359,000 at March 31, 2018 and September 30, 2017, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 3 to 20 years. Depreciation expense was $10,208,000 and $9,703,000 for the three months ended March 31, 2018 and March 25, 2017, respectively, and $21,360,000 and $18,431,000 for the six months ended March 31, 2018 and March 25, 2017, respectively.

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

	Three Months Ended March 31, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$17,833	18,685	$0.95

Effect of Dilutive Securities
Options	-	118	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$17,833	18,803	$0.95

159,378 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 31, 2018.

	Six Months Ended March 31, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$54,082	18,675	$2.90

Effect of Dilutive Securities
Options	-	115	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$54,082	18,790	$2.88

159,378 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 31, 2018.

	Three Months Ended March 25,2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$15,987	18,711	$0.85

Effect of Dilutive Securities
Options	-	110	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$15,987	18,821	$0.85

2,500 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 25, 2017.

	Six Months Ended March 25, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$29,527	18,698	$1.58

Effect of Dilutive Securities
Options	-	106	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$29,527	18,804	$1.57

158,494 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 25, 2017

Note 5	At March 31, 2018, the Company has three stock-based employee compensation plans. Share-based compensation expense (benefit) was recognized as follows:

	Three months ended		Six months ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017

Stock Options	$471	$66	$1,086	$(145)
Stock purchase plan	66	61	266	235
Stock issued to an outside director	32	28	32	28
Restricted stock issued to an employee	1	1	2	2
Total share-based compensation	$570	$156	$1,386	$120

The above compensation is net of tax benefits	$344	$526	$482	$1,309

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2018 first six months: expected volatility of 16.8%; risk-free interest rate of 2.6%; dividend rate of 1.3% and expected lives of 5 years.

During the fiscal year 2018 six month period, the Company granted 159,878 stock options. The weighted-average grant date fair value of these options was $23.67.

During the fiscal year 2017 six month period, the Company granted 158,794 stock options. The weighted-average grant date fair value of these options was $18.84.

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

The total amount of gross unrecognized tax benefits is $384,000 and $374,000 on March 31, 2018 and September 30, 2017, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 31, 2018, and September 30, 2017, respectively, the Company has $249,000 and $239,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings for the six months ended March 31, 2018 benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $3.9 million, or $0.21 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Net earnings for the six months were impacted by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax required under the new tax law. For the three months ended March 31, 2018, net earnings benefited by a $1.9 million, or $.10 per diluted share, reduction in income taxes primarily related to the lower corporate tax rate. Excluding the deferred tax gain and the one-time repatriation tax, our effective tax rate decreased to 28.7% from 35.4% in the prior year quarter and to 28.6% from 34.8% from the previous year six months reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018. The gain on the remeasurement of deferred tax liabilities and the one-time repatriation tax are preliminary estimates.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax net benefit $1.9 million for the three months and $23.6 million for the six months represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In accordance with SAB 118, the additional estimated income tax net benefit of $1.9 million for the three months and $23.6 million for the six months are considered provisional and will be finalized before December 22, 2018.

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

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees.  This guidance is effective for our fiscal year ended September 2020.  While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities. We anticipate that the impact of this guidance on our financial statements will be material.

Note 8	Inventories consist of the following:

	March 31,	September 30,
	2018	2017
	(unaudited)
	(in thousands)

Finished goods	$54,383	$45,394
Raw Materials	24,593	22,682
Packaging materials	11,087	8,833
Equipment parts & other	26,023	26,359
Total Inventories	$116,086	$103,268

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

	Three months ended		Six months ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Sales to External Customers:
Food Service
Soft pretzels	$48,748	$42,993	$97,769	$84,487
Frozen juices and ices	9,439	9,693	16,623	17,172
Churros	15,272	14,719	29,864	29,157
Handhelds	9,331	8,102	20,693	15,581
Bakery	90,813	83,804	185,746	159,083
Other	5,862	4,767	11,034	8,895
Total Food Service	$179,465	$164,078	$361,729	$314,375

Retail Supermarket
Soft pretzels	$10,081	$9,186	$20,593	$18,130
Frozen juices and ices	15,438	13,191	25,165	23,042
Handhelds	2,763	3,376	5,789	6,826
Coupon redemption	(618)	(895)	(1,369)	(2,154)
Other	420	754	982	1,387
Total Retail Supermarket	$28,084	$25,612	$51,160	$47,231

Frozen Beverages
Beverages	$34,286	$31,822	$68,589	$60,098
Repair and maintenance service	19,308	17,687	38,312	35,778
Machines sales	4,695	7,012	11,008	14,051
Other	263	302	513	550
Total Frozen Beverages	$58,552	$56,823	$118,422	$110,477

Consolidated Sales	$266,101	$246,513	$531,311	$472,083

Depreciation and Amortization:
Food Service	$6,041	$6,395	$13,139	$12,127
Retail Supermarket	358	360	648	638
Frozen Beverages	4,754	4,044	9,352	7,945
Total Depreciation and Amortization	$11,153	$10,799	$23,139	$20,710

Operating Income:
Food Service	$18,535	$19,636	$34,435	$36,690
Retail Supermarket	2,534	2,454	5,092	3,500
Frozen Beverages	2,472	2,021	5,242	3,248
Total Operating Income	$23,541	$24,111	$44,769	$43,438

Capital Expenditures:
Food Service	$6,259	$12,026	$15,700	$18,613
Retail Supermarket	103	131	103	213
Frozen Beverages	5,296	9,427	10,478	14,157
Total Capital Expenditures	$11,658	$21,584	$26,281	$32,983

Assets:
Food Service	$652,850	$616,971	$652,850	$616,971
Retail Supermarket	23,783	23,502	23,783	23,502
Frozen Beverages	210,916	184,564	210,916	184,564
Total Assets	$887,549	$825,037	$887,549	$825,037

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018		September 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non compete agreements	980	394	980	263
Customer relationships	20,510	7,539	20,510	6,476
License and rights	1,690	1,101	1,690	1,058
TOTAL FOOD SERVICE	$39,808	$9,034	$39,808	$7,797

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,557	$-	$6,557	$-

Amortized Intangible Assets
Trade Names	649	195	649	130
Customer relationships	7,979	3,223	7,979	2,822
TOTAL RETAIL SUPERMARKETS	$15,185	$3,418	$15,185	$2,952

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	6,900	-

Amortized intangible assets
Customer relationships	257	63	257	50
Licenses and rights	1,400	828	1,400	794
TOTAL FROZEN BEVERAGES	$17,872	$891	$17,872	$844

CONSOLIDATED	$72,865	$13,343	$72,865	$11,593

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 3 to 20 years and amortization expense is reflected throughout operating expenses. In last year’s fiscal year, intangible assets of $6,957,000 were acquired in an ICEE distributor acquisition in our frozen beverage segment, intangible assets of $15,760,000 were acquired in the Hill & Valley acquisition in our food service segment and intangible assets of $576,000 were acquired in the Labriola Baking acquisition, also in our food service segment. Aggregate amortization expense of intangible assets for the three months ended March 31, 2018 and March 25, 2017 was $931,000 and $1,021,000, respectively and for the six months ended March 31, 2018 and March 25, 2017 was $1,750,000 and $2,129,000, respectively

Estimated amortization expense for the next five fiscal years is approximately $3,500,000 in 2018, $3,400,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021 and $2,300,000 in 2022. The weighted amortization period of the intangible assets is 10.8 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
		(in thousands)
Balance at March 31, 2018	$61,665	$3,670	$37,176	$102,511

Balance at September 30, 2017	$61,665	$3,670	$37,176	$102,511

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 31, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Corporate Bonds	$130,359	$45	$1,478	$128,926
Certificates of Deposit	6,880	3	5	6,878
Total marketable securities held to maturity	$137,239	$48	$1,483	$135,804

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 31, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)
Mutual Funds	$12,952	$-	$234	$12,718
Preferred Stock	16,791	517	111	17,197
Total marketable securities available for sale	$29,743	$517	$345	$29,915

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2018 through 2021, with $126 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 31, 2018 and September 30, 2017 are summarized as follows:

	March 31, 2018		September 30, 2017

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$50,571	$50,466	$59,113	$59,194
Due after one year through five years	86,668	85,338	60,908	61,113
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$137,239	$135,804	$120,021	$120,307
Less current portion	50,571	50,466	59,113	59,194
Long term held to maturity securities	$86,668	$85,338	$60,908	$61,113

Proceeds from the redemption and sale of marketable securities were $10,357,000 and $29,453,000 in the three and six months ended March 31, 2018, and $4,629,000 and $5,104,00 in the three and six months ended March 25, 2017, respectively. Gains of $3,000 and $3,000 were recorded in the three and six months ended March 31, 2018, respectively and no gains or losses were recorded in the three and six months ended March 25, 2017. We use the specific identification method to determine the cost of securities sold.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31, 2018			Six Months Ended March 31, 2018
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Gain (Loss)		Foreign Currency	Holding Gain (Loss)
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(13,228)	$356	$(12,872)	$(9,341)	$466	$(8,875)

Other comprehensive income (loss) before reclassifications	1,898	(184)	1,714	(1,989)	(294)	(2,283)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-	-

Ending Balance	$(11,330)	$172	$(11,158)	$(11,330)	$172	$(11,158)

	Three Months Ended March 25, 2017			Six Months Ended March 25, 2017
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding (Loss) Gain		Foreign Currency	Holding (Loss) Gain
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(14,190)	$(432)	$(14,622)	$(13,086)	$(329)	$(13,415)

Other comprehensive income before reclassifications	1,894	598	2,492	790	495	1,285

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-	-

Ending Balance	$(12,296)	$166	$(12,130)	$(12,296)	$166	$(12,130)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.45 per share of its common stock payable on April 4, 2018, to shareholders of record as of the close of business on March 15, 2018.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763. In the three and six months ended March 31, 2018, we did not purchase and retire any shares. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 405,110 shares remain to be purchased under this authorization.

In the three months ended March 31, 2018 and March 25, 2017 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $1,898,000 in accumulated other comprehensive loss in the 2018 second quarter and a decrease of $1,894,000 in accumulated other comprehensive loss in the 2017 second quarter. In the six-month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,989,000 in accumulated other comprehensive loss in the 2018 six-month period and decrease of $790,000 in accumulated other comprehensive loss in the 2017 six-month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 31, 2018.

Results of Operations

Net sales increased $19,588,000 or 8% to $266,101,000 for the three months and $59,228,000 or 13% to $531,111,000 for the six months ended March 31, 2018 compared to the three and six months ended March 25, 2017. Excluding first twelve months’ sales from Hill & Valley, Inc., acquired in January 2017, an ICEE distributor located in the Southeast acquired in June 2017 and Labriola Bakery which was acquired in August 2017, sales for the three months increased $15,492,000, or 6% from last year and sales for the six months increased $32,036,000, or 7% from last year.

FOOD SERVICE

Sales to food service customers increased $15,387,000 or 9% in the second quarter to $179,465,000 and increased $47,354,000 or 15% for the six months. Excluding sales of Hill & Valley and Labriola, sales increased $11,996,000 or 7% for the second quarter and $21,565,000 or 7% for the six months. Soft pretzel sales to the food service market increased 13% to $48,748,000 in the three months and 16% to $97,769,000 in the six months and about 8% and 9% in the three and six months without Labriola sales. In addition to Labriola sales, soft pretzel sales increased significantly due to increased distribution to restaurant chains and movie theatres and we had strong sales of our recently introduced BRAUHAUS pretzels.

Frozen juices and ices sales decreased 3% to $9,439,000 in the three months and decreased 3% to $16,623,000 in the six months, with sales increases and decreases across our customer base.

Churro sales to food service customers were up 4% in the second quarter to $15,272,000 and up 2% to $29,864,000 in the six months, with sales increases and decreases across our customer base. Sales of a limited time only churro sold for distribution into independent fast food restaurant chains were down approximately $800,000 in both periods compared to a year ago.

Sales of bakery products increased $7,009,000 or 8% in the second quarter to $90,813,000 and increased $26,663,000 or 17% for the six months. Excluding sales of Hill & Valley, bakery sales were up 7% for the quarter and 4% for the year primarily due to increased sales to three customers.

Sales of handhelds increased $1,229,000 or 15% in the second quarter and $5,112,000 or 33% for the six months with the increase in both periods coming primarily from sales to four customers. Sales of funnel cake increased $1,136,000 or 26% in the quarter to $5,547,000 and $2,047,000 or 25% for the six months to $10,341,000 as we continue to increase sales to school food service.

Sales of new products in the first twelve months since their introduction were approximately $5 million in this quarter and $13 million in the six months. Price increases accounted for approximately $1.7 million of sales in the quarter and $2.8 million of sales in the six months and net volume increases, including new product sales as defined above and Hill & Valley and Labriola sales, accounted for approximately $14 million of sales in the quarter and $45 million of sales in the six months.

Operating income in our Food Service segment decreased from $19,636,000 to $18,535,000 in the second quarter and decreased from $36,690,000 to $34,435,000 in the six months. Our second quarter was impacted by approximately $2 million of higher distribution expenses primarily due to higher fuel costs and the recent implementation of the electronic logging device mandate. Additionally, lower sales of our MARY B’s biscuits and related costs due to our recall in early January impacted our operating income by approximately $500,000 in the second quarter. Hill & Valley contributed improved operating income of $338,000 in the second quarter and $1,722,000 in the six months. For the second quarter and six months, operating income in the balance of our food service business was impacted by generally higher costs for payroll and insurance, added personnel in the selling function, product mix changes and significantly lower volume concentrated in specific facilities and higher ingredients costs. Operating income in the first quarter was impacted by inefficiencies at our recently acquired Labriola production facility (compounded by the integration of products previously manufactured at other facilities) and shutdown costs of our Chambersburg facility; both of which are behind us and had little impact in the second quarter.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $2,472,000 or 10% to $28,084,000 in the second quarter and increased $3,929,000 or 8% in the six months. Soft pretzel sales for the second quarter were up 10% to $10,081,000 and up 14% to $20,593,000 for the six months primarily due to sales of AUNTIE ANNE’S* soft pretzels under a license agreement entered into in 2017. Sales of frozen juices and ices increased $2,247,000 or 17% to $15,438,000 in the second quarter and were up $2,123,000 or 9% to $25,165,000 for the six months primarily due to sales of SOUR PATCH KIDS** frozen novelties under a new license agreement. Handheld sales to retail supermarket customers decreased 18% to $2,763,000 in the second quarter and decreased 15% to $5,789,000 for the six months as the sales of this product line in retail supermarkets continues their long term decline.

Sales of new products in the second quarter were approximately $2 million and were $3 million for the six months. Price increases had no impact on sales in the quarter and six months and net volume increases, including new product sales as defined above accounted for $2.5 million of sales in the quarter and $3.9 million of sales in the six months.

Operating income in our Retail Supermarkets segment was $2,534,000 in this year’s second quarter compared to $2,454,000 in last year’s quarter and increased to $5,092,000 in this year’s six months compared to $3,500,000 in last year’s six months. Lower coupon expense of $785,000 and lower media spending of $728,000 along with the increase in soft pretzel sales and the increase in frozen juices and ices sales were the major reasons for the increase in operating income in the six months.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 3% to $58,552,000 in the second quarter and increased 7% to $118,422,000 in the six month period. Excluding sales of the acquired ICEE distributor, frozen beverages and related product sales were up about 2% for the second quarter and 6% for the six month period. Beverage sales alone were up 8% to $34,286,000 in the second quarter and up 14% to $68,589,000 for the six months. Without the acquired ICEE distributor, beverage sales alone were up about 6% for the quarter and 12% for the six months. Gallon sales were up 2% for the second quarter and 8% for the six months with higher sales to movie theatres and across our customer base. Service revenue increased 9% to $19,308,000 in the second quarter and 7% to $38,312,000 for the six months with sales increases concentrated to several customers.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $4,695,00, a decrease of 33% for the quarter and $11,008,000, a decrease of 22% for the six month period.

* AUNTIE ANNE’S is a registered trademark of Auntie Anne’s LLC.

**SOUR PATCH KIDS is a registered trademark of Mondelez International Group

Operating income in our Frozen Beverage segment increased to $2,472,000 in this quarter and to $5,242,000 for the six months compared to $2,021,000 and $3,248,000 in last years’ quarter and six months, respectively, as a result of higher beverage sales and service revenue.

CONSOLIDATED

Gross profit as a percentage of sales was 29.04% in the second quarter and 29.54% last year.  Gross profit as a percentage of sales was 28.34% in the six month period this year and 29.38% last year.  For the six months, the decrease was caused by higher costs for payroll and insurance, inefficiencies in our recently acquired Labriola production facility (compounded by the integration of products previously manufactured at other facilities), product mix changes, significantly lower volume concentrated in specific facilities, shutdown costs of our Chambersburg, PA production facility and higher ingredients costs. The inefficiencies at Labriola and shutdown costs of our Chambersburg facility are behind us and had little impact in our second quarter.

Total operating expenses increased $5,031,000 in the second quarter and as a percentage of sales increased to 20.2% from 19.8% last year. For the first half, operating expenses increased $10,514,000, and as a percentage of sales decreased from 20.2% to 19.9%. Marketing expenses decreased to 8.5% of sales in this year’s quarter from 8.7% last year and were 8.3% in this year’s six months compared to 8.9% of sales in last year’s six months primarily because of lower media spending in our retail supermarket business and lower marketing expenses of the acquired Hill & Valley and Labriola businesses. Distribution expenses were 8.4% of sales in the second quarter and 7.5% of sales in last year’s quarter and were 8.2% in this year’s six months compared to 7.8% of sales in last year’s six months. Distribution expenses have increased due to higher fuel costs and the recent implementation of the electronic logging device mandate. We expect distribution expenses to remain higher for at least the remainder of our 2018 fiscal year. Administrative expenses were 3.4% of sales in the second quarter compared to 3.5% of sales last year in the second quarter and were 3.5% in this year’s six months compared to 3.6% of sales in last year’s six months.

Operating income decreased $570,000 or 2% to $23,541,000 in the second quarter and increased $1,331,000 or 3% to $44,769,000 in the first half as a result of the aforementioned items.

Investment income increased by $318,000 and $580,000 in the second quarter and six months, respectively, resulting from higher amounts invested and higher interest rates.

Other income for this year’s six months includes a $520,000 gain on a sale of property; other expense in last year’s quarter and six months includes $514,000 of acquisition costs for the Hill & Valley purchase.

Net earnings increased $1,846,000, or 12%, in the current three month period to $17,833,000 and were $54,082,000 for the six month period this year compared to $29,527,000 for the six month period last year.

Net earnings for the six months ended March 31, 2018 benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $3.9 million, or $0.21 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Net earnings for the six months were impacted by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax required under the new tax law. For the three months ended March 31, 2018, net earnings benefited by a $1.9 million, or $.10 per diluted share, reduction in income taxes primarily related to the lower corporate tax rate. Excluding the deferred tax gain and the one-time repatriation tax, our effective tax rate decreased to 28.7% from 35.4% in the prior year quarter and to 28.6% from 34.8% in prior year six months reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018. Last year’s six month’s effective tax rate benefitted from an unusually high tax benefit on share based compensation of $1,309,000 which compares to this year’s six month’s tax benefit of $482,000. We are presently estimating an effective tax rate of 28-29% for the last two quarters of our fiscal year 2018 and 26-27% for our fiscal year 2019.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2018, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

99.5 &	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.6

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows and
(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: May 3, 2018	/s/ Gerald B. Shreiber Gerald B. Shreiber Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 3, 2018	/s/ Dennis G. Moore Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)