Form 10-Q
period 2018-06-30
J&J SNACK FOODS CORP
filed 2018-08-02
CIK 785956

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2018

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

Yes                                        X     No

As July 26, 2018 there were 18,716,140 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page Number
Part I.	Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – June 30, 2018 (unaudited) and September 30, 2017		3

Consolidated Statements of Earnings (unaudited) - Three and nine months ended June 30, 2018 and June 24, 2017		4

Consolidated Statements of Comprehensive Income (unaudited) – Three and nine months Ended June 30, 2018 and June 24, 2017		5

Consolidated Statements of Cash Flows (unaudited) – Nine months Ended June 30, 2018 and June 24, 2017		6

Notes to the Consolidated Financial Statements (unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II.	Other Information

Item 6.	Exhibits	27

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	September 30,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$95,628	$90,962
Marketable securities held to maturity	30,271	59,113
Accounts receivable, net	131,776	124,553
Inventories	116,194	103,268
Prepaid expenses and other	6,857	3,936
Total current assets	380,726	381,832

Property, plant and equipment, at cost
Land	2,494	2,482
Buildings	26,582	26,741
Plant machinery and equipment	279,077	257,172
Marketing equipment	285,689	278,860
Transportation equipment	8,648	8,449
Office equipment	27,948	25,302
Improvements	38,657	38,003
Construction in progress	13,174	16,880
Total Property, plant and equipment, at cost	682,269	653,889
Less accumulated depreciation and amortization	445,001	426,308
Property, plant and equipment, net	237,268	227,581

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	58,646	61,272
Marketable securities held to maturity	103,548	60,908
Marketable securities available for sale	28,908	30,260
Other	2,625	2,864
Total other assets	296,238	257,815
Total Assets	$914,232	$867,228

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$336	$340
Accounts payable	79,489	72,729
Accrued insurance liability	11,929	10,558
Accrued liabilities	7,770	7,753
Accrued compensation expense	15,147	19,826
Dividends payable	8,415	7,838
Total current liabilities	123,086	119,044

Long-term obligations under capital leases	833	904
Deferred income taxes	50,228	62,705
Other long-term liabilities	2,010	2,253

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,697,000 and 18,705,000 respectively	23,047	17,382
Accumulated other comprehensive loss	(13,770)	(8,875)
Retained Earnings	728,798	673,815
Total stockholders' equity	738,075	682,322
Total Liabilities and Stockholders' Equity	$914,232	$867,228

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017

Net Sales	$306,239	$295,415	$837,550	$767,498

Cost of goods sold(1)	211,764	200,651	592,518	534,022
Gross Profit	94,475	94,764	245,032	233,476

Operating expenses
Marketing (2)	25,589	25,571	69,672	67,435
Distribution (3)	24,325	21,865	67,901	58,537
Administrative (4)	9,654	9,588	28,014	26,404
Other general expense (income)	38	(60)	(193)	(138)
Total operating expenses	59,606	56,964	165,394	152,238

Operating Income	34,869	37,800	79,638	81,238

Other income (expense)
Investment income	1,705	1,422	4,687	3,824
Interest expense & other	(209)	(80)	267	(651)

Earnings before income taxes	36,365	39,142	84,592	84,411

Income taxes	10,236	13,838	4,381	29,580

NET EARNINGS	$26,129	$25,304	$80,211	$54,831

Earnings per diluted share	$1.39	$1.34	$4.27	$2.91

Weighted average number of diluted shares	18,822	18,846	18,801	18,818

Earnings per basic share	$1.40	$1.35	$4.29	$2.93

Weighted average number of basic shares	18,698	18,727	18,683	18,708

(1)

Includes share-based compensation expense of $225 and $642 for the three months and nine months ended June 30, 2018, respectively and $192 and $529 for the three months and nine months ended June 24, 2017.

(2)

Includes share-based compensation expense of $349 and $998 for the three months and nine months ended June 30, 2018, respectively and $277 and $763 for the three months and nine months ended June 24, 2017.

(3)

Includes share-based compensation expense of $20 and $56 for the three months and nine months ended June 30, 2018,, respectively and $19 and $52 for the three months and nine months ended June 24, 2017.

(4)

Includes share-based compensation expense of $412 and $1,178 for the three months and nine months ended June 30, 2018, respectively and $323 and $896 for the three months and nine months ended June 24, 2017.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017

Net Earnings	$26,129	$25,304	$80,211	$54,831

Foreign currency translation adjustments	(2,359)	1,095	(4,348)	1,885
Unrealized holding (loss) gain on marketable securities	(253)	204	(547)	699

Total Other Comprehensive (Loss) Income	(2,612)	1,299	(4,895)	2,584

Comprehensive Income	$23,517	$26,603	$75,316	$57,415

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 30,	June 24,
	2018	2017
Operating activities:
Net earnings	$80,211	$54,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	31,929	28,060
Amortization of intangibles and deferred costs	2,639	3,336
Share-based compensation	2,874	2,240
Deferred income taxes	(12,502)	(347)
Loss(gain)on sale and redemption of marketable securities	32	(13)
Other	(3)	712
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(7,530)	(23,385)
Increase in inventories	(13,020)	(12,154)
(Increase)decrease in prepaid expenses	(2,949)	10,035
Increase in accounts payable and accrued liabilities	3,606	20,023
Net cash provided by operating activities	85,287	83,338
Investing activities:
Payment for purchases of companies, net of cash acquired	-	(42,058)
Purchases of property, plant and equipment	(43,344)	(57,151)
Purchases of marketable securities	(65,227)	(27,269)
Proceeds from redemption and sales of marketable securities	51,417	14,681
Proceeds from disposal of property, plant and equipment	1,895	1,385
Other	171	(404)
Net cash used in investing activities	(55,088)	(110,816)
Financing activities:
Payments to repurchase common stock	(2,794)	(3,374)
Proceeds from issuance of stock	5,561	4,745
Payments on capitalized lease obligations	(278)	(273)
Payment of cash dividend	(24,652)	(22,992)
Net cash used in financing activities	(22,163)	(21,894)
Effect of exchange rate on cash and cash equivalents	(3,370)	1,334
Net increase (decrease) in cash and cash equivalents	4,666	(48,038)
Cash and cash equivalents at beginning of period	90,962	140,652
Cash and cash equivalents at end of period	$95,628	$92,614

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

The results of operations for the nine months ended June 30, 2018 and June 24, 2017 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juices and ices are generally higher in the third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Note 2

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or determinable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $420,000 and $359,000 at June 30, 2018 and September 30, 2017, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $10,569,000 and $9,629,000 for the three months ended June 30, 2018 and June 24, 2017, respectively, and $31,929,000 and $28,060,000 for the nine months ended June 30, 2018 and June 24, 2017, respectively.

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

	Three Months Ended June 30, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$26,129	18,698	$1.40

Effect of Dilutive Securities
Options	-	124	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$26,129	18,822	$1.39

1,000 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 30, 2018.

	Nine Months Ended June 30, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$80,211	18,683	$4.29

Effect of Dilutive Securities
Options	-	118	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$80,211	18,801	$4.27

1,000 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 30, 2018.

	Three Months Ended June 24, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$25,304	18,727	$1.35

Effect of Dilutive Securities
Options	-	119	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$25,304	18,846	$1.34

500 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 24, 2017.

	Nine Months Ended June 24, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$54,831	18,708	$2.93

Effect of Dilutive Securities
Options	-	110	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$54,831	18,818	$2.91

158,494 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 24, 2017

Note 5	At June 30, 2018, the Company has three stock-based employee compensation plans. Share-based compensation expense (benefit) was recognized as follows:

	Three months ended		Nine months ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017

Stock Options	$473	$(20)	$1,559	$(165)
Stock purchase plan	89	65	355	300
Stock issued to an outside director	16	14	48	42
Restricted stock issued to an employee	1	1	3	3
Total share-based compensation	$579	$60	$1,965	$180

The above compensation is net of tax benefits	$427	$751	$909	$2,060

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2018 first nine months: expected volatility of 16.8%; risk-free interest rate of 2.6%; dividend rate of 1.3% and expected lives of 5 years.

During the fiscal year 2018 nine month period, the Company granted 159,878 stock options. The weighted-average grant date fair value of these options was $23.67.

During the fiscal year 2017 nine month period, the Company granted 159,294 stock options. The weighted-average grant date fair value of these options was $18.85.

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

The total amount of gross unrecognized tax benefits is $389,000 and $374,000 on June 30, 2018 and September 30, 2017, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 30, 2018, and September 30, 2017, respectively, the Company has $254,000 and $239,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings for the nine months ended June 30, 2018 benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $7.4 million, or $0.40 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Net earnings for the nine months were impacted by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax required under the new tax law. For the three months ended June 30, 2018, net earnings benefited by a $3.5 million, or $.18 per diluted share, reduction in income taxes primarily related to the lower corporate tax rate. Excluding the deferred tax gain and the one-time repatriation tax, our effective tax rate decreased to 28.1% from 35.4% in the prior year quarter and to 28.4% from 35.0% in prior year nine months reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018. Last year’s nine months’ effective tax rate benefited from an unusually high tax benefit on share based compensation of $2,060,000 which compares to this year’s nine month’s tax benefit of $909,000. We are presently estimating an effective tax rate of 28-29% for the last quarter of our fiscal year 2018 and 26-27% for our fiscal year 2019.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the estimated income tax net benefit of $3.5 million for the three months and $27.1 million for the nine months represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In accordance with SAB 118, the additional estimated income tax net benefit of $3.5 million for the three months and $27.1 million for the nine months are considered provisional and will be finalized before December 22, 2018.

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

Note 8	Inventories consist of the following:

	June 30,	September 30,
	2018	2017
	(unaudited)
	(in thousands)

Finished goods	$54,183	$45,394
Raw Materials	25,082	22,682
Packaging materials	10,744	8,833
Equipment parts & other	26,185	26,359
Total Inventories	$116,194	$103,268

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

	Three months ended		Nine months ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Sales to External Customers:
Food Service
Soft pretzels	$53,880	$45,069	$151,649	$129,556
Frozen juices and ices	12,825	16,281	29,448	33,453
Churros	16,739	17,536	46,603	46,693
Handhelds	9,974	8,574	30,667	24,155
Bakery	93,082	89,712	278,828	248,795
Other	5,201	5,938	16,235	14,833
Total Food Service	$191,701	$183,110	$553,430	$497,485

Retail Supermarket
Soft pretzels	$7,332	$7,496	$27,925	$25,626
Frozen juices and ices	28,785	27,317	53,950	50,359
Handhelds	2,960	3,548	8,749	10,374
Coupon redemption	(1,278)	(1,092)	(2,647)	(3,246)
Other	733	873	1,715	2,260
Total Retail Supermarket	$38,532	$38,142	$89,692	$85,373

Frozen Beverages
Beverages	$50,343	$48,714	$118,932	$108,812
Repair and maintenance service	19,693	18,549	58,005	54,327
Machines sales	5,644	6,496	16,652	20,547
Other	326	404	839	954
Total Frozen Beverages	$76,006	$74,163	$194,428	$184,640

Consolidated Sales	$306,239	$295,415	$837,550	$767,498

Depreciation and Amortization:
Food Service	$6,237	$6,028	$19,376	$18,155
Retail Supermarket	332	221	980	859
Frozen Beverages	4,860	4,437	14,212	12,382
Total Depreciation and Amortization	$11,429	$10,686	$34,568	$31,396

Operating Income:
Food Service	$19,663	$22,005	$54,098	$58,695
Retail Supermarket	3,203	4,890	8,295	8,390
Frozen Beverages	12,003	10,905	17,245	14,153
Total Operating Income	$34,869	$37,800	$79,638	$81,238

Capital Expenditures:
Food Service	$10,172	$16,923	$25,872	$35,536
Retail Supermarket	273	15	376	228
Frozen Beverages	6,618	7,230	17,096	21,387
Total Capital Expenditures	$17,063	$24,168	$43,344	$57,151

Assets:
Food Service	$672,861	$631,131	$672,861	$631,131
Retail Supermarket	24,215	25,212	24,215	25,212
Frozen Beverages	217,156	209,441	217,156	209,441
Total Assets	$914,232	$865,784	$914,232	$865,784

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018		September 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE
Indefinite lived intangible assets
Trade Names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non compete agreements	980	462	980	263
Customer relationships	20,510	8,070	20,510	6,476
License and rights	1,690	1,122	1,690	1,058
TOTAL FOOD SERVICE	$39,808	$9,654	$39,808	$7,797

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,557	$-	$6,557	$-

Amortized Intangible Assets
Trade Names	649	227	649	130
Customer relationships	7,979	3,423	7,979	2,822
TOTAL RETAIL SUPERMARKETS	$15,185	$3,650	$15,185	$2,952

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	6,900	-

Amortized intangible assets
Customer relationships	257	69	257	50
Licenses and rights	1,400	846	1,400	794
TOTAL FROZEN BEVERAGES	$17,872	$915	$17,872	$844

CONSOLIDATED	$72,865	$14,219	$72,865	$11,593

Amortized intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. In last year’s fiscal year, intangible assets of $6,957,000 were acquired in an ICEE distributor acquisition in our frozen beverage segment, intangible assets of $15,760,000 were acquired in the Hill & Valley acquisition in our food service segment and intangible assets of $576,000 were acquired in the Labriola Baking acquisition, also in our food service segment. Aggregate amortization expense of intangible assets for the three months ended June 30, 2018 and June 24, 2017 was $876,000 and $828,000, respectively and for the nine months ended June 30, 2018 and June 24, 2017 was $2,626,000 and $2,957,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,500,000 in 2018, $3,300,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021 and $2,300,000 in 2022. The weighted amortization period of the intangible assets is 10.8 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at June 30, 2018	$61,665	$3,670	$37,176	$102,511

Balance at September 30, 2017	$61,665	$3,670	$37,176	$102,511

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 30, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$126,939	$8	$1,600	$125,347
Certificates of Deposit	6,880	-	8	6,872
Total marketable securities held to maturity	$133,819	$8	$1,608	$132,219

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 30, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$12,954	$-	$385	$12,569
Preferred Stock	16,035	344	40	16,339
Total marketable securities available for sale	$28,989	$344	$425	$28,908

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2018, 2019 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2018 through 2021, with $124 million maturing within 3 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 30, 2018 and September 30, 2017 are summarized as follows:

	June 30, 2018		September 30, 2017

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$30,271	$30,200	$59,113	$59,194
Due after one year through five years	103,548	102,019	60,908	61,113
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$133,819	$132,219	$120,021	$120,307
Less current portion	30,271	30,200	59,113	59,194
Long term held to maturity securities	$103,548	$102,019	$60,908	$61,113

Proceeds from the redemption and sale of marketable securities were $21,964,000 and $51,417,000 in the three and nine months ended June 30, 2018, and $9,577,000 and $14,681,000 in the three and nine months ended June 24, 2017, respectively. Losses of $35,000 and $32,000 were recorded in the three and nine months ended June 30, 2018, respectively and gains of $13,000 were recorded in the three and nine months ended June 24, 2017. We use the specific identification method to determine the cost of securities sold.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30, 2018			Nine Months Ended June 30, 2018
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Gain (Loss)		Foreign Currency	Holding Gain (Loss)
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(11,330)	$172	$(11,158)	$(9,341)	$466	$(8,875)

Other comprehensive loss before reclassifications	(2,359)	(328)	(2,687)	(4,348)	(622)	(4,970)

Amounts reclassified from accumulated other comprehensive income	-	75	75	-	75	75

Ending Balance	$(13,689)	$(81)	$(13,770)	$(13,689)	$(81)	$(13,770)

	Three Months Ended June 24, 2017			Nine Months Ended June 24, 2017
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

Unrealized
		Unrealized			Holding
	Foreign Currency	Holding Gain on		Foreign Currency	Loss (Gain) on
	Translation	Marketable		Translation	Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(12,296)	$166	$(12,130)	$(13,086)	$(329)	$(13,415)

Other comprehensive income before reclassifications	1,095	204	1,299	1,885	699	2,584

Amounts reclassified from accumulated other comprehensive income	-	-	-	-		-

Ending Balance	$(11,201)	$370	$(10,831)	$(11,201)	$370	$(10,831)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.45 per share of its common stock payable on July 5, 2018, to shareholders of record as of the close of business on June 14, 2018.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763. In the three and nine months ended June 30, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 384,446 shares remain to be purchased under this authorization.

In the three months ended June 30, 2018 and June 24, 2017 fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $2,359,000 in accumulated other comprehensive loss in the 2018 third quarter and a decrease of $1,095,000 in accumulated other comprehensive loss in the 2017 third quarter. In the nine-month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $4,348,000 in accumulated other comprehensive loss in the 2018 nine-month period and decrease of $1,885,000 in accumulated other comprehensive loss in the 2017 nine-month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 30, 2018.

Results of Operations

Net sales increased $10,824,000 or 4% to $306,239,000 for the three months and $70,052,000 or 9% to $837,550,000 for the nine months ended June 30, 2018 compared to the three and nine months ended June 24, 2017. Excluding first twelve months’ sales from Hill & Valley, Inc., acquired in January 2017, an ICEE distributor located in the Southeast acquired in June 2017 and Labriola Bakery which was acquired in August 2017, sales for the three months increased $6,329,000 or 2% from last year and sales for the nine months increased $38,365,000, or 5% from last year.

FOOD SERVICE

Sales to food service customers increased $8,591,000 or 5% in the third quarter to $191,701,000 and increased $55,945,000 or 11% for the nine months. Excluding first twelve months’ sales of Hill & Valley and Labriola, sales increased $4,596,000 or 3% for the third quarter and $26,161,000 or 5% for the nine months. Soft pretzel sales to the food service market increased 20% to $53,880,000 in the three months and 17% to $151,649,000 in the nine months and about 11% and 10% in the three and nine months without Labriola sales. In addition to Labriola sales, soft pretzel sales increased significantly due to increased distribution to restaurant chains and movie theatres and we had strong sales of our recently introduced BRAUHAUS pretzels.

Frozen juices and ices sales decreased 21% to $12,825,000 in the three months and decreased 12% to $29,448,000 in the nine months due entirely to lower sales to warehouse club stores because of a loss of a promotion and because of reduced distribution.

Churro sales to food service customers were down 5% in the third quarter to $16,739,000 and were essentially unchanged at $46,603,000 in the nine months, with sales increases and decreases across our customer base but with particularly lower sales to one warehouse club store in the third quarter which last year had sales of a new product since discontinued.

Sales of bakery products increased $3,370,000 or 4% in the third quarter to $93,082,000 and increased $30,033,000 or 12% for the nine months. Excluding sales of Hill & Valley and Labriola, bakery sales were up 3% for the quarter and 4% for the year primarily due to increased sales to several customers.

Sales of handhelds increased $1,400,000 or 16% in the third quarter and $6,512,000 or 27% for the nine months with the increase in both periods coming primarily from sales to two customers. Sales of funnel cake decreased $535,000 or 10% in the quarter to $5,094,000 and increased $1,512,000 or 11% for the nine months to $15,435,000 as we continue to increase sales to school food service. Sales of a limited time only funnel cake sold for distribution into independent fast food restaurant chains were down approximately $350,000 in both periods compared to a year ago and lower sales to one fast food restaurant chain accounted for the balance of the decrease in this year’s quarter’s sales.

Sales of new products in the first twelve months since their introduction were approximately $4 million in this quarter and $17 million in the nine months. Price increases accounted for approximately $2.4 million of sales in the quarter and $6.0 million of sales in the nine months and net volume increases, including new product sales as defined above and Hill & Valley and Labriola sales, accounted for approximately $6 million of sales in the quarter and $50 million of sales in the nine months.

Operating income in our Food Service segment decreased from $22,005,000 to $19,663,000 in the third quarter and decreased from $58,695,000 to $54,098,000 in the nine months. Last year’s operating income in the third quarter and nine months benefited from a $1.8 million gain on an insurance recovery related to product quality issues in our 2016 fiscal year which was recorded as a reduction of cost of goods sold. This year’s quarter and nine months was impacted by approximately $1.3 million and $3.3 million, respectively, of higher distribution expenses primarily due to higher fuel costs and the recent implementation of the electronic logging device mandate. Additionally, lower sales of our MARY B’s biscuits and related costs due to our recall in early January impacted our operating income by approximately $500,000 in the third quarter and $1.0 million in the nine months. Hill & Valley contributed improved operating income of $364,000 in the third quarter and $2.1 million in the nine months. For the third quarter and nine months, operating income in the balance of our food service business was impacted by generally higher costs for payroll and insurance, added personnel in the selling function, product mix changes and significantly lower volume concentrated in specific facilities and higher ingredients costs. Operating income in the first quarter was impacted by inefficiencies at our recently acquired Labriola production facility (compounded by the integration of products previously manufactured at other facilities) and shutdown costs of our Chambersburg facility; both of which had little impact beyond the first quarter.

RETAIL SUPERMARKETS

     Sales of products to retail supermarkets increased $390,000 or 1% to $38,532,000 in the third quarter and increased $4,319,000 or 5% in the nine months. Soft pretzel sales for the third quarter were down 2% to $7,332,000 and up 9% to $27,925,000 for the nine months. The nine month increase was primarily due to sales of AUNTIE ANNE’S* soft pretzels under a license agreement entered into in 2017. Sales of frozen juices and ices increased $1,468,000 or 5% to $28,785,000 in the third quarter and were up $3,591,000 or 7% to $53,950,000 for the nine months primarily due to sales of SOUR PATCH KIDS** frozen novelties under a new license agreement. Handheld sales to retail supermarket customers decreased 17% to $2,960,000 in the third quarter and decreased 16% to $8,749,000 for the nine months as the sales of this product line in retail supermarkets continues their long term decline.

Sales of new products in the third quarter were approximately $3 million and were $7 million for the nine months. Price increases had no impact on sales in the quarter and nine months and net volume increases, including new product sales as defined above accounted for $390,000 of sales in the quarter and $4.3 million of sales in the nine months.

    Operating income in our Retail Supermarkets segment was $3,203,000 in this year’s third quarter compared to $4,890,000 in last year’s quarter and was $8,295,000 in this year’s nine months compared to $8,390,000 in last year’s nine months. Contributions to the lower operating income in this year’s quarter were lower sales of soft pretzels and LUIGI’S Real Italian Ice and increases in trade spending, coupon redemptions and distribution costs.

* AUNTIE ANNE’S is a registered trademark of Auntie Anne’s LLC.

**SOUR PATCH KIDS is a registered trademark of Mondelez International Group

FROZEN BEVERAGES

Frozen beverage and related product sales increased 2% to $76,006,000 in the third quarter and increased 5% to $194,428,000 in the nine month period. Excluding sales of the acquired ICEE distributor, frozen beverages and related product sales were up about 2% for the third quarter and 4% for the nine month period. Beverage sales alone were up 3% to $50,343,000 in the third quarter and up 9% to $118,932,000 for the nine months. Without the acquired ICEE distributor, beverage sales alone were up about 2% for the quarter and 8% for the nine months. Gallon sales were up 7% for the third quarter and 7% for the nine months with higher sales to movie theatres and across our customer base. Service revenue increased 6% to $19,693,000 in the third quarter and 7% to $58,005,000 for the nine months with sales increases concentrated to several customers.

Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, were $5,644,000, a decrease of 13% for the quarter, and $16,652,000, a decrease of 19% for the nine month period.

Operating income in our Frozen Beverage segment increased to $12,003,000 in this year’s quarter and to $17,245,000 for this year’s nine months compared to $10,905,000 and $14,153,000 in last years’ quarter and nine months, respectively, as a result of higher beverage sales and service revenue.

CONSOLIDATED

Gross profit as a percentage of sales was 30.85% in the third quarter and 32.08% last year.  Gross profit as a percentage of sales was 29.26% in the nine month period this year and 30.42% last year.  Without the gain on insurance recovery of $1.8 million recorded in last year’s third quarter related to certain product quality issues in our 2016 fiscal year, gross profit as a percentage of sales would have been 31.48% in last year’s third quarter and 30.19% in the nine months last year. For the nine months, the decrease was caused by higher costs for payroll and insurance, inefficiencies in our recently acquired Labriola production facility (compounded by the integration of products previously manufactured at other facilities), product mix changes, significantly lower volume concentrated in specific facilities, lower sales of our MARY B’S biscuits and related costs due to our recall in early January, shutdown costs of our Chambersburg, PA production facility and higher ingredients costs. Of these, the inefficiencies at Labriola and shutdown costs of our Chambersburg facility had little impact in our third quarter.

Total operating expenses increased $2,642,000 in the third quarter and as a percentage of sales increased to 19.5% from 19.3% last year. For the nine months, operating expenses increased $13,156,000, and as a percentage of sales decreased from 19.8% to 19.7%. Marketing expenses decreased to 8.4% of sales in this year’s quarter from 8.7% last year primarily because of lower spending to support warehouse club store sales in our foodservice business and lower marketing expenses of the acquired Labriola business. Marketing expenses were 8.3% in this year’s nine months compared to 8.8% of sales in last year’s nine months primarily because of lower media spending in our retail supermarket business in the first six months of the year, lower spending to support warehouse club store sales in our foodservice business and lower marketing expenses of the acquired Hill & Valley and Labriola businesses. Distribution expenses were 7.9% of sales in the third quarter and 7.4% of sales in last year’s quarter and were 8.1% in this year’s nine months compared to 7.6% of sales in last year’s nine months. Distribution expenses have increased due to higher fuel costs and the recent implementation of the electronic logging device mandate. We expect distribution expenses to remain higher for at least the remainder of our 2018 fiscal year. Administrative expenses were 3.2% of sales in the third quarter compared to 3.2% of sales last year in the third quarter and were 3.3% in this year’s nine months compared to 3.4% of sales in last year’s nine months.

Operating income decreased $2,931,000 or 8% to $34,869,000 in the third quarter and decreased $1,600,000 or 2% to $79,638,000 in the nine months as a result of the aforementioned items.

Investment income increased by $283,000 and $863,000 in the third quarter and nine months, respectively, resulting from higher amounts invested and higher interest rates.

Other income for this year’s nine months includes a $520,000 gain on a sale of property; other expense in last year’s quarter and nine months includes $53,000 and $567,000, respectively, of acquisition costs for the Hill & Valley and ICEE distributor purchases.

Net earnings increased $825,000, or 3%, in the current three month period to $26,129,000 and were $80,211,000 for the nine month period this year compared to $54,831,000 for the nine month period last year.

Net earnings for the nine months ended June 30, 2018 benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $7.4 million, or $0.40 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017. Net earnings for the nine months were impacted by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax required under the new tax law. For the three months ended June 30, 2018, net earnings benefited by a $3.5 million, or $.18 per diluted share, reduction in income taxes primarily related to the lower corporate tax rate. Excluding the deferred tax gain and the one-time repatriation tax, our effective tax rate decreased to 28.1% from 35.4% in the prior year quarter and to 28.4% from 35.0% in prior year nine months reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018. Last year’s nine months’ effective tax rate benefited from an unusually high tax benefit on share based compensation of $2,060,000 which compares to this year’s nine month’s tax benefit of $909,000. We are presently estimating an effective tax rate of 28-29% for the last quarter of our fiscal year 2018 and 26-27% for our fiscal year 2019.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2018, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 31.2	&	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 99.6	&	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (extensible Business Reporting Language):
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

J & J SNACK FOODS CORP.

Dated: August 2, 2018	/s/ Gerald B. Shreiber
Gerald B. Shreiber Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 2, 2018	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)