Form 10-K
period 2018-09-29
J&J SNACK FOODS CORP
filed 2018-11-28
CIK 785956

2018 ANNUAL REPORT

Rooted in Tradition GROWING FOR TOMORROW

J&J SNACK FOODS CORP.

PROFILE

Traded Ticker "JJSF" on Nasdaq

Selling in national and international markets

foodservice
retail supermarkets
frozen beverage

Three core business groups

47 Years
STRONG

47 years of growth

Preparing for future innovation and success

Our growing portfolio of products includes soft pretzels, frozen beverages, frozen juice treats and desserts, stuffed sandwiches, burritos, churros, fruit pies, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these tasty products in a variety of settings where people work, play, travel and shop. The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets.

HIGHLIGHTS

FISCAL YEAR ENDED IN SEPTEMBER

(In thousands except per share data)

	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
Net Sales	$ 1,138,265	$ 1,084,224	$ 992,781	$ 976,256	$ 919,451	$ 867,683	$ 830,796	$ 744,071	$ 696,703	$ 653,047
Net Earnings	$ 103,596	$ 79,174	$ 75,975	$ 70,183	$ 71,814	$ 64,381	$ 54,118	$ 55,063	$ 48,409	$ 41,312
Total Assets	$ 932,013	$ 867,228	$ 790,487	$ 739,669	$ 704,773	$ 645,661	$ 603,044	$ 550,816	$ 483,994	$ 439,827
Long-Term Debt	$ ____	$ ____	$ ____	$ ____	$ ____	$ ____	$ ____	$ ____	$ ____	$ ____
Capital Leases	$ 1,077	$ 1,244	$ 1,600	$ 1,469	$ 520	$ 347	$ 687	$ 801	$ 863	$ 381
Stockholders' Equity	$ 759,091	$ 682,322	$ 637,974	$ 599,919	$ 562,518	$ 516,565	$ 475,487	$ 432,388	$ 380,575	$ 342,844
Common Share Data										
EPS-Diluted	$ 5.51	$ 4.21	$ 4.05	$ 3.73	$ 3.82	$ 3.41	$ 2.86	$ 2.93	$ 2.59	$ 2.21
Shares Outstanding	$ 18,754	$ 18,663	$ 18,668	18,676	18,663	18,677	18,780	18,727	18,491	18,526
Dividends/Share	$ 1.80	$ 1.68	$ 1.56	$ 1.44	$ 1.28	$ 0.64	$ 0.52	$ 0.47	$ 0.43	$ 0.39

NET SALES
(IN THOUSANDS)
'09 '10 '11 '12 '13 '14 '15 '16 '17 '18

NET EARNINGS
(IN THOUSANDS)
'09 '10 '11 '12 '13 '14 '15 '16 '17 '18

STOCKHOLDERS' EQUITY
(IN THOUSANDS)
'09 '10 '11 '12 '13 '14 '15 '16 '17 '18

A tree sends its roots deep into the ground,
anchoring itself to the earth
and it's leaves and branches upward,
reaching for the sky.
It is the fact that it can do
these two things at once,
that makes it strong.

PRESIDENT'S LETTER

To Our Shareholders and Friends:

2018 was another solid year for JJSF! Our sales grew, our business expanded, we introduced new products and we remained debt free!

Fiscal Year 2018 Results in Brief:

- Sales grew to $1.138 Billion - a healthy 5% increase
- Net earnings rose to $103.6 million, a 31% increase
- Earnings per share (EPS) advanced to $5.51 from $4.21 a year ago
- Operating income decreased 6% to $110.8 million

Rooted In Tradition - Our Criteria and Strengths:

Many years ago, we established basic principles as a foundation for our business growth and success. These are our roots, anchored deep in the ground, they keep us strong. They include niche products, be the low-cost producer and dominate the marketing and distribution channels.

History gives us roots, change gives us branches, letting us stretch and grow to reach new heights.

Through organic growth, strategic acquisitions and a sharp eye for identifying new opportunities, JJSF has grown itself into a diversified food company that has emerged as a major player in the snack food industry.

Our future remains bright with new products, new customers and new channels of distribution driven by an outstanding and dedicated team of employees who share our unique culture. We are and will remain conservative with our discipline and liberal with our thinking. We are strong, healthy, well positioned, rooted in tradition and growing for tomorrow.

Sincerely,
Gerald B. Shreiber

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No   X

March 29, 2018 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $2,041,617,611, based on the last sale price on March 29, 2018 of $136.56 per share. As of November 20, 2018, 18,772,430 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 5, 2019 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2018 FORM 10-K ANNUAL REPORT

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

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL, BRAUHAUS, AUNTIE ANNE’S* and BAVARIAN BAKERY, frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE, PHILLY SWIRL, SOUR PATCH KIDS** and MINUTE MAID*** brand names, churros marketed primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing. J & J believes it is the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and dough enrobed handheld products sold under the PATIO brand and other smaller brands as well. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

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

*         AUNTIE ANNE’S is a registered trademark of Auntie Anne’s LLC

**       SOUR PATCH KIDS is a registered trademark of Mondelçz International Group

***     Minute Maid is a registered trademark of the Coca-Cola Company

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL and AUNTIE ANNE’S, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, SOUR PATCH KIDS sticks, ICEE Squeeze-Up Tubes and dough enrobed handheld products including PATIO burritos. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, TEXAS TWIST, BAVARIAN BAKERY, SUPERPRETZEL BAVARIAN, NEW YORK PRETZEL, KIM & SCOTT’S GOURMET PRETZELS, SERIOUSLY TWISTED!, BRAUHAUS, AUNTIE ANNE’S AND LABRIOLA; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 21% of the Company’s revenue in fiscal year 2018, 20% in 2017 and 20% in 2016.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, SOUR PATCH KIDS, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 10% of the Company’s revenue in fiscal year 2018, 11% in 2017 and 12% in 2016.

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

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2018, 6% in fiscal year 2017 and 6% in 2016. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 5% of the Company’s sales in fiscal year 2018, 5% in 2017 and 4% in 2016.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 33% of the Company’s sales in fiscal year 2018, 32% in 2017 and 30% in 2016.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 15% of the Company’s revenue in fiscal year 2018, 15% in 2017 and 15% in 2016.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 9% of the Company’s sales in fiscal 2018, 9% in 2017 and 10% in 2016.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors or rebuilt by the Company.

The Company provides managed service and/or products to approximately 130,000 Company-owned and customer-owned dispensers.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 42% of our sales during fiscal years 2018, 2017 and 2016, respectively, with our largest customer accounting for 9-1/2% of our sales in 2018, 9-1/2% of our sales in 2017 and 8% of our sales in 2016. Four of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL and AUNTIE ANNE’S, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, HILL & VALLEY baked goods, ICEE Squeeze-Up Tubes and PATIO burritos. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 100 food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Brooklyn, New York; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; Holly Ridge, North Carolina; Alsip (Chicago) and Rock Island, Illinois. Frozen beverages and machine parts are distributed from 166 Company managed warehouse and distribution facilities located in 43 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

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

The Company competes with several other companies in the frozen juice treat and dessert and bakery products markets.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $32,459,000, $31,001,000 and $27,075,000 in fiscal years 2018, 2017 and 2016, respectively. At September 29, 2018, the total assets of our foreign operations were approximately $45 million or 4.8% of total assets. At September 30, 2017, the total assets of our foreign operations were approximately $39 million or 4.5% of total assets.

Employees

The Company has about 4,500 full and part time employees and approximately 1,500 workers employed by staffing agencies as of September 29, 2018.  About 1,200 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

General Risks of the Food Industry

Food processors are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels; federal, state and local food processing controls or other mandates; changes in federal, state, local and international laws and regulations, or in the application of such laws and regulations; consumer product liability claims; risks of product tampering and contamination; and negative publicity surrounding actual or perceived product safety deficiencies. The increased buying power of large supermarket chains, other retail outlets and wholesale food vendors could result in greater resistance to price increases and could alter the pattern of customer inventory levels and access to shelf space.

Risks of Shortages or Increased Costs of Labor

Our businesses operate in highly competitive markets. The labor market in the United States is very competitive and the unemployment rate is at historic lows. We must hire, train and develop effective employees. Unplanned turnover, the inability to hire employees and rising wage rates may directly affect our operations.

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

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 42% of our sales during fiscal years 2018, 2017 and 2016, respectively, with our largest customers accounting for 9-1/2% of our sales in 2018, 9-1/2% of our sales in 2017 and 8% of our sales in 2016. Four of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $32,459,000, $31,001,000 and $27,075,000 in fiscal years 2018, 2017 and 2016, respectively. At September 29, 2018, the total assets of our foreign operations were approximately $45 million or 4.8% of total assets. At September 30, 2017, the total assets of our foreign operations were approximately $39 million or 4.5% of total assets.

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

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels, churros, and funnel cake are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. The Company owns a 128,000 square foot building adjacent to this manufacturing facility which contains a large freezer for warehousing and distribution purposes. The Company leases, through January 2022, 16,000 square feet of office and warehouse space located next to the Pennsauken, New Jersey plant and owns a 43,000 square foot office and warehouse building in the same complex.

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey. The facility is used by the Company to manufacture soft pretzels.

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

The Company leases through June 2030 a 45,000 square foot churros and funnel cake manufacturing facility located in Colton, California.

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

The lease runs through June 2032.

The Company leases a 48,000 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2021. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2021.

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

The Company leases a building in Pensacola, Florida for the manufacturing, packing and warehousing of dumplings. The building is approximately 14,000 square feet and the lease runs through December 2019.

The Company owns an 84,000 square foot handheld products manufacturing facility in Holly Ridge, North Carolina.

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon which is leased through May 13, 2021.

The Company leases a 39,000 square foot frozen juice treat and dessert manufacturing facility in Tampa, Florida which is leased through September 2023.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 30, 2017 and September 29, 2018.

	Common Stock Market Price

			Dividend
	High	Low	Declared

Fiscal 2017
First quarter	$135.04	$102.81	$0.4200
Second quarter	143.21	124.57	0.4200
Third quarter	142.28	121.20	0.4200
Fourth quarter	138.38	124.10	0.4200

Fiscal 2018
First quarter	$157.33	$127.00	$0.4500
Second quarter	153.99	128.53	0.4500
Third quarter	158.41	125.98	0.4500
Fourth quarter	159.05	139.90	0.4500

As of September 29, 2018, we had approximately 18,000 beneficial shareholders.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027. All of the purchases were made in our third quarter.

A plan to purchase 500,000 shares was announced on November 8, 2012. 500,000 shares were purchased under this plan with the last purchase in August 2017. A plan to purchase 500,000 shares was announced on August 4, 2017 with no expiration date. 384,506 shares remain to be purchased under this plan.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

Item 6.	Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2016, 2017 and 2018.

	Fiscal year ended in September
	(In thousands except per share data)

	2018	2017	2016	2015	2014

Net Sales	$1,138,265	$1,084,224	$992,781	$976,256	$919,451
Net Earnings	$103,596	$79,174	$75,975	$70,183	$71,814
Total Assets	$932,013	$867,228	$790,487	$739,669	$704,773
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$1,077	$1,244	$1,600	$1,469	$520
Stockholders' Equity	$759,091	$682,322	$637,974	$599,919	$562,518
Common Share Data
Earnings Per Diluted Share	$5.51	$4.21	$4.05	$3.73	$3.82
Earnings Per Basic Share	$5.54	$4.23	$4.07	$3.76	$3.85
Common Shares Outstanding At Year End	18,754	18,663	18,668	18,676	18,663
Cash Dividends Declared Per Common Share	$1.80	$1.68	$1.56	$1.44	$1.28

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Revenue Recognition - We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed if the customer terms are that the customer is to be charged on a time and material basis or recorded on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Off-invoice allowances are deducted directly from the amount invoiced to our customer when our products are shipped to the customer. Offsets to revenue for allowances, end-user pricing adjustments and trade spending are recorded primarily as a reduction of accounts receivable based on our estimates of liability which are based on customer programs and historical experience. These offsets to revenue are estimated primarily on the quantity of product purchased over specific time periods. For our Retail Supermarket and Frozen Beverages segments, we accrue for the liability based on products sold multiplied by per product offsets. Offsets to revenue for our Food Service segment are calculated in a similar manner for offsets owed to our direct customers; however, because shipments to end-users are unknown to us until reported by our direct customers or by the end-users, there is a greater degree of uncertainty as to the accuracy of the amounts accrued for end-user offsets. Additional uncertainty may occur as customers take deductions when they make payments to us. This creates complexities because our customers do not always provide reasons for the deductions taken. Additionally, customers may take deductions to which they are not entitled and the length of time customers take deductions to which they are entitled can vary from two weeks to well over a year. Because of the aforementioned uncertainties, the process to determine these estimates requires judgment. We feel that due to constant monitoring of the process, including but not limited to comparing actual results to estimates made on a monthly basis, these estimates are reasonable in all material respects. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $13.6 million at September 29, 2018 and $13.0 million at September 30, 2017.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $259,000, $122,000 and $525,000 for the fiscal years 2018, 2017 and 2016, respectively. At September 29, 2018 and September 30, 2017, our accounts receivables were $132,342,000 and $124,553,000 net of an allowance for doubtful accounts of $400,000 and $359,000.

Asset Impairment – We have three reporting units with goodwill totaling $102,511,000 as of September 29, 2018. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 29, 2018 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,700 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 29, 2018 and September 30, 2017 was $2,058,000 and $2,382,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2018 and 2017 was $4,100,000 and $2,900,000 respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $9,200,000 and $8,100,000 at September 29, 2018 and September 30, 2017, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 29, 2018 and September 30, 2017, we had outstanding letters of credit totaling $9,275,000 and $8,675,000, respectively.

Inventories - Inventories are valued at the lower of cost (determined by the first-in, first-out method) or net realizable value.  We recognize abnormal amounts of idle facilities, freight, handling costs, and spoilage as charges of the current period.  Additionally, we allocate fixed production overhead to inventories based on the normal capacity of our production facilities.  We calculate normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. This requires us to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high).  In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production is not increased.  However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost.

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

RESULTS OF OPERATIONS:

Fiscal 2018 (52 weeks) Compared to Fiscal Year 2017 (53 weeks)

Net sales increased $54,041,000, or 5%, to $1,138,265,000 in fiscal 2018 from $1,084,224,000 in fiscal 2017. Excluding sales from the extra week in 2017, sales increased approximately 7% from 2017 to 2018.

Excluding sales from Hill & Valley, Inc., acquired in January 2017, an ICEE distributor located in the Southeast acquired in June 2017 and Labriola Bakery which was acquired in August 2017 and the extra week in 2017, sales increased approximately 4% for the year.

We have three reportable segments, as disclosed in the accompanying notes to the consolidated financial statements: Food Service, Retail Supermarkets and Frozen Beverages.

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are the key variables monitored by the Chief Operating Decision Makers and management when determining each segment’s and the Company’s financial condition and operating performance. In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.

FOOD SERVICE

Sales to food service customers increased $44,150,000 or 6%, to $745,944,000 in fiscal 2018. Excluding the extra week in 2017, sales increased approximately 9% from 2017 to 2018. Excluding Hill & Valley and Labriola sales and the extra week in 2017, sales increased approximately 4% for the year. Soft pretzel sales to the food service market increased 16% to $208,544,000 for the year with strong sales to restaurant chains and movie theatres and with sales increases and decreases throughout our customer base. Our new line of BRAUHAUS pretzels contributed to the increased sales. Excluding Labriola sales, soft pretzel sales increased 10%. Frozen juice bar and ices sales decreased $7,105,000, or 14%, to $42,364,000 for the year due primarily to lower sales to warehouse club stores because of a loss of a promotion and because of reduced distribution. Churro sales to food service customers were down 2% to $61,726,000 for the year with sales increases and decreases across our customer base but with particularly low sales to one warehouse club store which last year had sales of a new product since discontinued. Sales of bakery products increased $20,034,000, or 6%, for the year. Excluding Hill & Valley and Labriola sales, bakery sales were down about 1/4 of 1% for the year with sales increases and decreases spread across our customer base. Handheld sales to food service customers were up 5% to $38,928,000 in 2018 with sales increases to two customers accounting for all of the increase. Sales of funnel cake increased $1,611,000, or 8% to $21,570,000 due primarily to increased sales to school food service. Overall food service sales to restaurant chains were strong for the year. Sales of new products in the first twelve months since their introduction were approximately $20 million for the year. Price increases accounted for approximately $8.5 million of sales for the year and net volume increases including new product sales and sales of the acquired businesses accounted for approximately $36 million of sales for the year. Operating income in our Food Service segment decreased from $81,208,000 in 2017 to $74,056,000 in 2018. Operating income this year was impacted by approximately $5.3 million of higher distribution expenses primarily due to higher fuel costs and the January 2018 implementation of the electronic logging device mandate. Additionally, lower sales of our MARY B’s biscuits and related costs due to our recall in early January impacted our operating income by approximately $1.8 million for the year. Operating income was also impacted by generally higher costs for payroll and insurance, added personnel in the selling function, product mix changes and significantly lower volume concentrated in specific facilities and higher cost of ingredients. Operating income in the first quarter was impacted by inefficiencies at our Labriola production facility which was acquired in the fourth quarter 2017 (compounded by the integration of products previously manufactured at other facilities) and shutdown costs of our Chambersburg facility. Operating income was also impacted by idle overhead during an upgrade of one of our production facilities. Hill & Valley contributed improved operating income of $1.7 million compared to last year. Last year’s operating income included a $1.8 million gain on an insurance recovery related to product quality issues in our 2016 fiscal year which was recorded as a reduction of cost of goods sold.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $1,692,000 or 1% to $120,939,000 in fiscal year 2018. Excluding sales from the extra week in 2017, sales increased approximately 3% from 2017 to 2018. Soft pretzel sales to retail supermarkets were $36,438,000 compared to $35,081,000 in 2017, an increase of 4%. All of the pretzel sales increase was from sales of AUNTIE ANNE’S products, under a license agreement entered into midway in our 2017 year. Sales of frozen juices and ices increased $3,110,000 or 4% to $74,435,000 primarily because of sales of SOUR PATCH KIDS frozen novelties under a new license agreement. Coupon redemption costs, a reduction of sales, decreased 9% to $4,439,000 for the year.  Handheld sales to retail supermarket customers decreased 17% to $12,419,060 for the year as sales of this product line in retail supermarkets continues its long-term decline.

Sales of new products in the first twelve months since their introduction were approximately $6 million in fiscal year 2018. Price increases were negligible in 2018. Operating income in our Retail Supermarkets segment decreased from $10,627,000 to $8,304,000 for the year. The primary contributions to the lower operating income this year were increases in trade spending, distribution costs and product costs which offset a major contribution from the sales of SOUR PATCH KIDS frozen novelties.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 3% to $271,382,000 in fiscal 2018. Excluding sales from the extra week in 2017, sales increased approximately 5% from 2017 to 2018. Excluding the acquired ICEE distributor and the extra week in 2017, sales increased approximately 4% for the year. Beverage sales alone increased 5% or $7,470,000 for the year with increases and decreases throughout our customer base. Gallon sales were up 6% in our base ICEE business, with sales increases spread throughout our customer base. Service revenue increased 6% to $78,805,000 for the year with sales increases and decreases spread throughout our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, decreased from $27,073,000 in 2017 to $23,781,000 in 2018. The estimated number of Company owned frozen beverage dispensers was 24,000 and 25,000 at September 29, 2018 and September 30, 2017, respectively. Operating income in our Frozen Beverage segment increased from $26,272,000 in 2017 to $28,415,000 in 2018 as a result of higher beverage sales and service revenue.

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

Gross profit as a percentage of sales decreased to 29.54% in 2018 from 30.53% in 2017. Although higher sales benefited our gross margin, the decrease in gross profit margin was caused by a number of factors including higher costs for payroll and workers compensation insurance, inefficiencies at our Labriola production facility, shutdown costs of our Chambersburg facility, lower sales of our MARY B’S biscuits and related costs, idle overhead during an upgrade of one of our production facilities as well as by about $500,000 of costs related to Hurricane Florence’s impact on our North Carolina plant. Last year’s gross profit margin percentage benefitted from $1.8 million gain on an insurance recovery related to product quality issues in our 2016 fiscal year which was recorded as a reduction of cost of goods sold.

Total operating expenses increased $12,595,000 to $225,511,000 in fiscal 2018 and as a percentage of sales increased to 19.81% of sales from 19.64% in 2017. Marketing expenses decreased to 8.38% this year from 8.71% of sales in 2017 primarily because of lower spending to support warehouse club store sales in our foodservice business and lower marketing expenses of the acquired Hill & Valley and Labriola businesses. Distribution expenses as a percent of sales increased to 8.11% from 7.55% in 2018. Distribution expenses have increased due to higher fuel costs and the recent implementation of the electronic logging device mandate. We expect distribution expenses to remain higher through at least the first quarter of our 2019 fiscal year. Administrative expenses were 3.32% and 3.40% of sales in 2018 and 2017, respectively.

Operating income decreased $7,332,000 or 6% to $110,775,000 in fiscal year 2018 as a result of the aforementioned items.

Our investments generated before tax income of $6.3 million this year, up from $5.3 million last year due in increases in the amount of investments and higher interest rates.

Other income this year includes $520,000 gain on a sale of property and $869,000 reimbursement of business interruption losses due to the MARY B’s biscuits recall.

Other expenses in 2017 include $1,070,000 of expenses incurred to acquire Hill & Valley, the ICEE distributor and Labriola Bakery.

Net earnings for the year ended September 29, 2018 benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $8.8 million, or $0.47 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017.  Net earnings for the year were impacted by a $1.2 million, or $.06 per diluted share, provision for the one-time repatriation tax required under the new federal tax law and by a $1.4 million, or $.07 per diluted share, expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018.  Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate decreased to 27.8% from 35.2% in the prior year reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018.  Last year’s effective tax rate benefited from an unusually high tax benefit on share based compensation of $3,061,000 which compares to this year’s tax benefit of $1,935,000. We are presently estimating an effective tax rate of 26-27% for our fiscal year 2019.

Net earnings increased $24,422,000 or 31%, in the 52 weeks fiscal 2018 to $103,596,000, or $5.51 per diluted share, from $79,174,000, or $4.21 per diluted share, in the 53 weeks fiscal 2017 as a result of the aforementioned items.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $2,738,000 in accumulated other comprehensive loss in 2018, a decrease of $3,745,000 in accumulated other comprehensive loss in 2017 and an increase of $3,065,000 in accumulated other comprehensive loss in 2016. In 2018, sales of the two subsidiaries were $32,459,000 as compared to $31,001,000 in 2017 and $27,075,000 in 2016.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027. All of the purchases were made in our third quarter.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019.

In November 2016, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 29, 2018 or at September 30, 2017. The significant financial covenants are:

•	Tangible net worth must initially be more than $465 million.

•	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 29, 2018.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2018 and 2017 was $4,100,000 and $2,900,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 29, 2018 and September 30, 2017, we had outstanding letters of credit totaling $9,275,000 and $8,575,000, respectively.

The following table presents our contractual cash flow commitments on capital lease obligations, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our capital lease obligations and operating leases.

	Payments Due by Period
	(in thousands)

		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt,including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	1,077	324	583	134	36
Purchase commitments	77,000	75,500	1,500	-	-
Operating leases	74,553	14,932	22,511	14,291	22,819
Total	$152,630	$90,756	$24,594	$14,425	$22,855

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2018 Compared to Fiscal 2017

Cash and cash equivalents and marketable securities held to maturity and available for sale increased $34,792,000 or 14%, to $276,035,000 from a year ago for reasons described below.

Accounts receivables, net increased $7,789,000, or 6%, to $132,342,000 in 2018 because of higher weekly sales in this year’s September month and timing of collections. Inventories increased $9,616,000 or 9% to $112,884,000 in 2018 due to higher sales this year and inventory build for specific first quarter 2019 sales.

Prepaid expenses and other was $5,044,000 compared to $3,936,000 last year.

Net property, plant and equipment increased $15,092,000 to $242,673,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets. Although purchases of property, plant and equipment decreased to $60,022,000 in 2018 from $72,180,000 in 2017, we have completed and have ongoing several large projects across our manufacturing base to modernize our facilities to have state-of-the-art systems to produce high quality products, increase capacity and move some production closer to our customers. We are continually looking for opportunities to invest in projects at our manufacturing facilities that have a financial payback on capital invested with the goal of improving efficiency and reducing operating costs.

Goodwill was $102,511,000 at both year ends.

Other intangible assets, less accumulated amortization decreased $3,510,000 to $57,762,000 solely due to amortization during the year.

Marketable securities available for sale and held to maturity increased by $14,275,000 to $164,556,000 as we increased our holdings of corporate bonds.

Accounts Payables decreased 4% to $69,592,000 from $72,729,000 in 2017.

Accrued insurance liability increased 6% to $11,217,000 as our estimates for incurred but not yet paid claims under our group insurance and insurance liability programs increased from a year ago.

Accrued compensation expense increased 2% to $20,297,000 due to an increase in our employee base and a general increase in the level of pay rates net of a reduced accrual because of the change in timing due to this year having 52 weeks compared to 53 weeks last year.

Dividends payable increased to $8,438,000 as our quarterly dividend payment increased to $.45/share from $.42/share.

Deferred income tax liabilities decreased $10,383,000 to $52,322,000 from $62,705,000 because of the remeasurement of deferred tax liabilities due to the lower corporate tax rate enacted under the Tax Cut and Jobs Act in December 2017, net of higher corporate taxes enacted by New Jersey effective July 1,2008 and net of further increased liabilities related to depreciation of property and equipment.

Common stock increased $9,958,000 to $27,340,000 in 2018 because repurchases of our common stock of $2,794,000 were less than increases totaling $12,752,000 from the exercise of incentive and nonqualified stock options, stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities decreased $1,982,000 to $123,367,000 in 2018 primarily because an increase in net earnings of $24,422,000, an increase of accounts receivable, net of $7,917,000 in 2018 compared to an increase of $20,370,000 in 2017 and higher depreciation of fixed assets of $4,728,000 in 2018 did not offset a decrease in deferred tax liabilities of $10,392,000 compared to an increase of $7,847,000 in 2017, a decrease of accounts payable and accrued liabilities of $918,000 compared to an increase of $9,521,000 in 2017, an increase of $1,120,000 in prepaid expenses and other compared to a decrease of prepaid expenses and other in 2017 of $10,265,000, and an increase in inventories of $9,639,000 compared to an increase of $7,410,000 in 2017.

Net cash used in investing activities decreased $62,180,000 to $73,139,000 in 2018 from $135,319,000 in 2017 because of payments for purchases of companies, net of cash acquired of $0 in 2018 compared to $47,698,000 in 2017 and decreased purchases of property, plant and equipment of $12,158,000 from 2017 to 2018.

Net cash used in financing activities of $42,213,000 in 2017 decreased to $27,336,000 in 2018 primarily because of lower repurchases of common stock of $15,435,000 in 2018 compared to 2017.

In 2018, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, changes in accounts receivable, accounts payable and accrued liabilities and changes in deferred tax liabilities, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are proceeds from borrowings, payments of long-term debt and purchases of companies. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 29, 2018, we may borrow in the future depending on our needs.

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

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for operating leases and purchase commitments as of September 29, 2018.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 29, 2018, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 29, 2018, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 29, 2018, because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 29, 2018. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 29, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 29, 2018, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 29, 2018.  Their report, dated November 27, 2018, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 5, 2019 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	76	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	62	Senior Vice President, Chief Financial Officer, Treasurer and Director
Robert M. Radano	69	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	58	President of The ICEE Company Subsidiary
Gerard G. Law	44	Senior Vice President and Assistant to the President
Robert J. Pape	61	Senior Vice President Sales

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

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 5, 2019 (“2018 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2018 Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 5, 2019 is incorporated herein by reference.

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

Information concerning executive compensation appearing in the Company’s 2018 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 29, 2018.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a) )

Equity compensation plans approved by security holders	772,000	$114.41	1,099,000

Equity compensation plans not approved by security holders	-	-	-

Total	772,000	$114.41	1,099,000

Column A includes 586,000 from stock option plans that have been replaced subsequent to September 30, 2017. Those plans have been replaced by a plan, approved by shareholders in February 2018, that has 624,000 shares available for future issuance as of the date of this Form 10-K.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2018 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2018 Proxy Statement is incorporated herein by reference.

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

4.5
Fourth Amendment and Modification to Amendment and Restated Loan Agreement (Incorporated by reference from the Company’s Form 10-K dated November 21, 2016).

10.2*
J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 22, 2017).

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 27, 2018	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 27, 2018	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 27, 2018	/s/ Dennis G. Moore
Dennis G. Moore,
Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

November 27, 2018	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 27, 2018	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 27, 2018	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 29, 2018 and September 30, 2017, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2018 (52 weeks, 53 weeks and 52 weeks, respectively), and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018 (52 weeks, 53 weeks and 52 weeks, respectively), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 28th, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 1984.

Philadelphia, Pennsylvania

November 28, 2018

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 29, 2018, and our report dated November 28th, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 28, 2018

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 29,	September 30,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$111,479	$90,962
Marketable securities held to maturity	21,048	59,113
Accounts receivable, net	132,342	124,553
Inventories	112,884	103,268
Prepaid expenses and other	5,044	3,936
Total current assets	382,797	381,832

Property, plant and equipment, at cost	697,517	653,889
Less accumulated depreciation and amortization	454,844	426,308
Property, plant and equipment, net	242,673	227,581

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	57,762	61,272
Marketable securities held to maturity	118,765	60,908
Marketable securities available for sale	24,743	30,260
Other	2,762	2,864
Total other assets	306,543	257,815
Total Assets	$932,013	$867,228

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$324	$340
Accounts payable	69,592	72,729
Accrued insurance liability	11,217	10,558
Accrued liabilities	8,031	7,753
Accrued compensation expense	20,297	19,826
Dividends payable	8,438	7,838
Total current liabilities	117,899	119,044

Long-term obligations under capital leases	753	904
Deferred income taxes	52,322	62,705
Other long-term liabilities	1,948	2,253

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,754,000 and 18,663,000 respectively	27,340	17,382
Accumulated other comprehensive loss	(11,994)	(8,875)
Retained Earnings	743,745	673,815
Total stockholders' equity	759,091	682,322
Total Liabilities and Stockholders' Equity	$932,013	$867,228

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal Year Ended

	September 29,	September 30,	September 24,
	2018	2017	2016
	(52 weeks)	(53 weeks)	(52 weeks)

Net Sales	$1,138,265	$1,084,224	$992,781
Cost of goods sold (1)	801,979	753,201	688,314
Gross Profit	336,286	331,023	304,467

Operating expenses
Marketing (2)	95,405	94,394	85,963
Distribution (3)	92,281	81,824	73,114
Administrative (4)	37,757	36,843	32,299
Other expense (income)	68	(145)	281
Total operating expenses	225,511	212,916	191,657
Operating Income	110,775	118,107	112,810

Other income (expenses)
Investment income	6,267	5,289	4,132
Interest expense & other	1,110	(1,196)	(123)

Earnings before income taxes	118,152	122,200	116,819

Income taxes	14,556	43,026	40,844

NET EARNINGS	$103,596	$79,174	$75,975

Earnings per diluted share	$5.51	$4.21	$4.05

Weighted average number of diluted shares	18,817	18,816	18,769

Earnings per basic share	$5.54	$4.23	$4.07

Weighted average number of basic shares	18,694	18,707	18,649

(1)	Includes share-based compensation expense of $862 for the year ended September 29, 2018, $720 for the year ended September 30, 2017 and $609 for the year ended September 24, 2016.
(2)	Includes share-based compensation expense of $1,339 for the year ended September 29, 2018, $1,038 for the year ended September 30, 2017 and $924 for the year ended September 24, 2016.
(3)	Includes share-based compensation expense of $76 for the year ended September 29, 2018, $72 for the year ended September 30, 2017 and $48 for the year ended September 24, 2016.
(4)	Includes share-based compensation expense of $1,581 for the year ended September 29, 2018, $1,218 for the year ended September 30, 2017 and $794 for the year ended September 24, 2016.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended

	September 29,	September 30,	September 24,
	2018	2017	2016
	(52 weeks)	(53 weeks)	(52 weeks)

Net Earnings	$103,596	$79,174	$75,975

Foreign currency translation adjustments	(2,738)	3,745	(3,065)
Unrealized holding (loss) gain on marketable securities	(455)	795	(8)
Amount reclassified from accumulated other comprehensive income	74	-	555
Total Other Comprehensive (Loss) income, net of tax	(3,119)	4,540	(2,518)

Comprehensive Income	$100,477	$83,714	$73,457

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 27, 2015	18,676	$31,653	$(10,897)	$579,163	$599,919
Issuance of common stock upon exercise of stock options	120	5,249	-	-	5,249
Issuance of common stock for employee stock purchase plan	14	1,320	-	-	1,320
Foreign currency translation adjustment	-	-	(3,065)	-	(3,065)
Unrealized holding gain on marketable securities	-	-	547	-	547
Issuance of common stock under deferred stock plan	-	7	-	-	7
Dividends declared	-	-	-	(29,081)	(29,081)
Share-based compensation	-	2,368	-	-	2,368
Repurchase of common stock	(142)	(15,265)	-	-	(15,265)
Net earnings	-	-	-	75,975	75,975

Balance at September 24, 2016	18,668	$25,332	$(13,415)	$626,057	$637,974
Issuance of common stock upon exercise of stock options	124	5,826	-	-	5,826
Issuance of common stock for employee stock purchase plan	13	1,405	-	-	1,405
Foreign currency translation adjustment	-	-	3,745	-	3,745
Unrealized holding gain on marketable securities	-	-	795	-	795
Issuance of common stock under deferred stock plan	1	94	-	-	94
Dividends declared	-	-	-	(31,416)	(31,416)
Share-based compensation	-	2,954	-	-	2,954
Repurchase of common stock	(143)	(18,229)	-	-	(18,229)
Net earnings	-	-	-	79,174	79,174

Balance at September 30, 2017	18,663	$17,382	$(8,875)	$673,815	$682,322
Issuance of common stock upon exercise of stock options	98	7,371	-	-	7,371
Issuance of common stock for employee stock purchase plan	13	1,523	-	-	1,523
Foreign currency translation adjustment	-	-	(2,738)	-	(2,738)
Unrealized holding gain on marketable securities	-	-	(381)	-	(381)
Issuance of common stock under deferred stock plan	1	97	-	-	97
Dividends declared	-	-	-	(33,666)	(33,666)
Share-based compensation	-	3,761	-	-	3,761
Repurchase of common stock	(21)	(2,794)	-	-	(2,794)
Net earnings	-	-	-	103,596	103,596

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	September 29,	September 30,	September 24,
	2018	2017	2016
	(52 weeks)	(53 weeks)	(52 weeks)

Operating activities:
Net earnings	$103,596	$79,174	$75,975
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	42,939	38,211	34,536
Amortization of intangibles and deferred costs	3,538	4,234	5,587
Gains from disposals of property & equipment	(912)	(346)	(398)
Amortization of bond premiums	1,012	1,189	1,011
Share-based compensation	3,858	3,048	2,375
Deferred income taxes	(10,392)	7,847	7,700
Loss (gain) on sale of marketable securities	140	(14)	661
Changes in assets and liabilities, net of effects from purchase of companies:
(Increase) decrease in accounts receivable, net	(7,917)	(20,370)	3,571
Increase in inventories	(9,639)	(7,410)	(6,295)
(Increase) decrease in prepaid expenses and other	(1,120)	10,265	(7,386)
(Decrease) increase in accounts payable and accrued liabilities	(1,736)	9,521	3,888
Net cash provided by operating activities	123,367	125,349	121,225
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(47,698)	-
Purchases of property, plant and equipment	(60,022)	(72,180)	(48,709)
Purchases of marketable securities	(91,112)	(39,923)	(41,786)
Proceeds from redemption and sales of marketable securities	75,302	22,997	13,224
Proceeds from disposal of property, plant and equipment	2,639	1,935	2,294
Other	54	(450)	375
Net cash used in investing activities	(73,139)	(135,319)	(74,602)
Financing activities:
Payments to repurchase common stock	(2,794)	(18,229)	(15,265)
Proceeds from issuance of common stock	8,894	7,231	6,570
Payments on capitalized lease obligations	(370)	(356)	(355)
Payment of cash dividend	(33,066)	(30,859)	(28,523)
Net cash used in financing activities	(27,336)	(42,213)	(37,573)
Effect of exchange rates on cash and cash equivalents	(2,375)	2,493	(2,087)
Net increase (decrease) in cash and cash equivalents	20,517	(49,690)	6,963
Cash and cash equivalents at beginning of year	90,962	140,652	133,689
Cash and cash equivalents at end of year	$111,479	$90,962	$140,652

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (the Company) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the food service and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our fiscal years 2018 and 2016 comprise 52 weeks. Our 2017 fiscal year comprised 53 weeks. All references to 2017 fiscal year refer to that 53 week period.

1.	Principles of Consolidation

The consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the accounts of J & J Snack Foods Corp. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

2.	Revenue Recognition

We recognize revenue from our products when the products are shipped to our customers. Repair and maintenance equipment service revenue is recorded when it is performed provided the customer terms are that the customer is to be charged on a time and material basis or on a straight-line basis over the term of the contract when the customer has signed a service contract. Revenue is recognized only where persuasive evidence of an arrangement exists, our price is fixed or estimable and collectability is reasonably assured. We record offsets to revenue for allowances, end-user pricing adjustments, trade spending, coupon redemption costs and returned product. Customers generally do not have the right to return product unless it is damaged or defective. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $13.6 million at September 29, 2018 and $13.0 million at September 30, 2017.

All amounts billed to customers related to shipping and handling are classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses. The cost of shipping products to the customer classified as Distribution expenses was $92,281,000, $81,824,000 and $73,114,000 for the fiscal years ended 2018, 2017 and 2016, respectively.

During the years ended September 29, 2018, September 30, 2017 and September 24, 2016, we sold $22,474,000, $23,489,000 and $24,664,000, respectively, of repair and maintenance service contracts in our frozen beverage business. At September 29, 2018 and September 30, 2017, deferred income on repair and maintenance service contracts was $1,865,000 and $1,956,000, respectively, of which $159,000 and $210,000 is included in other long-term liabilities as of September 29, 2018 and September 30, 2017, respectively and the balance is reflected as short-term and included in accrued liabilities on the consolidated balance sheet. Repair and maintenance service contract income of $22,011,000, $23,204,000 and $24,571,000 was recognized for the fiscal years ended 2018, 2017 and 2016, respectively.

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

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totaling approximately $35 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 15 customers with accounts receivable balances of between $1 million and $10 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 42% and 42% of our sales during fiscal years 2018, 2017 and 2016, respectively, with our largest customer accounting for 9-1/2% of our sales in 2018, 9-1/2% of our sales in 2017 and 8% of our sales in 2016. Four of the ten customers are food distributors who sell our product to many end users.

About 27% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2018, 2017 or 2016.

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 29, 2018 and September 30, 2017, our accounts receivables were $132,342,000 and $124,553,000, net of an allowance for doubtful accounts of $400,000 and $359,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

7.	Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or net realizable value.  We recognize abnormal amounts of idle facilities, freight, handling costs, and spoilage as charges of the current period.  Additionally, we allocate fixed production overhead to inventories based on the normal capacity of our production facilities.  We calculate normal capacity as the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. This requires us to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high).  In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production is not increased.  However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

8.	Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 29, 2018 consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in accumulated other comprehensive income (loss). The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

9.	Depreciation and Amortization

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. We review our equipment and buildings to ensure that they provide economic benefit and are not impaired.

Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter.  Licenses and rights, customer relationships, non-compete agreements and certain tradenames are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 29, 2018 and September 30, 2017, the total amount of gross unrecognized tax benefits is $394,000 and $374,000; respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  We had $259,000 of accrued interest and penalties as of September 29, 2018 and $239,000 as of September 30, 2017. We did not recognize any penalties and interest resulting from tax settlements in the years ended September 29, 2018 and September 30, 2017.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance as of September 30, 2017	$374
Additions based on tax positions related to the current year	20
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 29, 2018	$394

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Net earnings for the year ended September 29, 2018 benefited from a $20.9 million gain on the remeasurement of deferred tax liabilities and a $8.8 million reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017.  Net earnings for the year were impacted by a $1.2 million provisional amount for the one-time repatriation tax required under the new federal tax law and by a $1.4 million expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018.  Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate decreased to 27.80% from 35.2% in the prior year reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018.  Last year’s effective tax rate benefited from an unusually high tax benefit on share based compensation of $3,061,000 which compares to this year’s tax benefit of $1,935,000.

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 29, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$103,596	18,694	$5.54

Effect of Dilutive Securities
Options	-	123	(0.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$103,596	18,817	$5.51

1,000 anti-dilutive shares have been excluded in the computation of 2018 diluted EPS.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Fiscal Year Ended September 30, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$79,174	18,707	$4.23

Effect of Dilutive Securities
Options	-	109	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$79,174	18,816	$4.21

157,994 anti-dilutive shares have been excluded in the computation of 2017 diluted EPS.

	Fiscal Year Ended September 24, 2016
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$75,975	18,649	$4.07

Effect of Dilutive Securities
Options	-	120	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$75,975	18,769	$4.05

180,170 anti-dilutive shares have been excluded in the computation of 2016 diluted EPS.

13.	Accounting for Stock-Based Compensation

At September 29, 2018, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 29,	September 30,	September 24,
	2018	2017	2016
	(in thousands)

Stock options	$1,432	$(436)	$86
Stock purchase plan	423	363	305
Stock issued to an outside director	64	56	-
Restricted stock issued to employees	4	4	4
Total share-based compensation	$1,923	$(13)	$395

The above compensation is net of tax benefits	$1,935	$3,061	$1,980

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income tax benefit related to share-based compensation for the years ended September 29, 2018, September 30, 2017 and September 24, 2016 includes $821,000, $1,497,000 and $885,000 respectively, as a result of our early adoption as of our fiscal March 2016 quarter of Accounting Standards Update No 2016-09, Improvements to Employee Share-Based Payment Accounting. Under this new standard, income tax benefit is recognized rather than additional paid in capital upon the exercise of stock options.

At September 29, 2018, the Company has unrecognized compensation expense of approximately $6.3 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2018, 2017 and 2016: expected volatility of 17.4% for fiscal year 2018, expected volatility of 16.6% for fiscal year 2017 and 16.7% for fiscal year 2016: weighted average risk-free interest rates of 2.7%, 2.0% and 1.3%; dividend rate of 1.3%, 1.3% and 1.4% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 10% was used for 2018, 13% was used for 2017 and 19% was used for 2016.

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

Advertising costs are expensed as incurred. Total advertising expense was $5,176,000, $5,677,000 and $4,870,000 for the fiscal years 2018, 2017 and 2016, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 29, 2018, we have approximately $77 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $623,000, $674,000 and $525,000 for the fiscal years 2018, 2017 and 2016, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

17.	Recent Accounting Pronouncements

In May 2014 and in subsequent updates, the FASB issued guidance on revenue recognition which requires that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. We have performed a review of the requirements of the new revenue standard, including a review of customer contracts, and have applied the five-step model of this new guidance to each contract category we have.We adopted this guidance on the first day of our fiscal 2019 year using the modified retrospective transition method. This guidance will require additional disclosures of the amount by which each financial statement line item is affected in the fiscal year 2019 reporting period. We are still in the process of assessing the impact of this guidance, however, we do not expect it to be material, although this guidance will affect the disclosures.

In January 2016,  the FASB issued guidance which requires an entity to measure equity investments at fair value with changes in fair value recognized in net income , to use the price that would be received by a seller when measuring the fair value of financial instruments for disclosure purposes, and which eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under present guidance, changes in fair value of equity investments available for sale are recognized in Stockholders’ Equity. We adopted this guidance on the first day of our fiscal 2019 year. The adoption of this guidance on our consolidated financial statements is not material.

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees.  This guidance is effective for our fiscal year ended September 2020.  While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note J — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will materially increase our total assets and liabilities.

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

NOTE B – ACQUISITIONS

On December 30, 2016, we acquired Hill & Valley Inc., a premium bakery located in Rock Island, IL for approximately $31 million. Hill & Valley, with sales of over $45 million annually, is a manufacturer of a variety of pre-baked cakes, cookies, pies, muffins and other desserts selling to retail in-store bakeries.  Hill & Valley is a brand of Sugar Free and No Sugar Added pre-baked in-store bakery items. Additionally, Hill & Valley sustains strategic private labeling partnerships with retailers nationwide. Sales and operating income of Hill & Valley included in our operating results for 2018 were $59.9 million and $2.4 million, respectively; and for 2017 were $35.8 million and $653,000, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE B – ACQUISITIONS (continued)

On May 22, 2017, we acquired an ICEE distributor doing business in Georgia and Tennessee for approximately $11 million.  Sales of the acquired business included in our operating results for 2018 and 2017 were $3.5 million and $1.7 million, respectively.

On August 16, 2017, we acquired Labriola Baking Company, a bakery of breads and artisan soft pretzels located in Alsip, IL for approximately $6 million. Labriola Bakery is a manufacturer of pre-baked breads, rolls and soft pretzels for retail in-store bakery and foodservice outlets nationwide. Sales of Labriola included in our operating results for 2018 and 2017 were $14 million and $2 million, respectively.

Acquisition costs of $1,070,000 for the acquisitions are included in other general expense in the consolidated statements of earnings for the year ended September 30, 2017.

The purchase price allocations for the three acquisitions are as follows:

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

Our unaudited proforma results, giving effect to these three acquisitions and assuming an acquisition date of September 28, 2014, would have been:

	Fiscal Year Ended
	(in thousands)
	September 30,	September 24,
	2017	2016
	(53 weeks)	(52 weeks)
	Unaudited	Unaudited

Net Sales	$1,116,599	$1,062,500

Net Earnings	$79,082	$76,180

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

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 29, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$136,933	$28	$1,520	$135,441
Certificates of Deposit	2,880	-	7	2,873
Total marketable securities held to maturity	$139,813	$28	$1,527	$138,314

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 29, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Mutual Funds	$8,978	$-	$295	$8,683
Preferred Stock	15,680	380	-	16,060
Total marketable securities available for sale	$24,658	$380	$295	$24,743

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The mutual funds presently generate income of 4.5 % per year. We have invested $16 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2019, 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.3%, of which 50% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $135 million in corporate bonds which generate fixed income to maturity dates in 2018 through 2021, with $74 million maturing prior to the end of our fiscal year 2020. The bonds presently generate income of about 2.6% per year based on purchase price. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 29, 2018 and September 30, 2017 are summarized as follows:

	September 29, 2018		September 30, 2017

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$21,048	$21,001	$59,113	$59,194
Due after one year through five years	118,765	117,314	60,908	61,113
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$139,813	$138,315	$120,021	$120,307
Less current portion	21,048	21,001	59,113	59,194
Long term held to maturity securities	$118,765	$117,314	$60,908	$61,113

Proceeds from the sale and redemption of marketable securities were $75,302,000, $22,997,000 and $13,224,000 in the years ended September 29, 2018, September 30, 2017 and September 24, 2016 respectively; with a loss of $140,000 in 2018, a gain of $14,000 in 2017 and a loss of $661,000 recorded in 2016. We use the specific identification method to determine the cost of securities sold.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D – INVENTORIES

Inventories consist of the following:

	September 29,	September 30,
	2018	2017
	(in thousands)

Finished goods	$52,221	$45,394
Raw materials	23,173	22,682
Packaging materials	9,780	8,833
Equipment parts and other	27,710	26,359
Total Inventories	$112,884	$103,268

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 29, 2018	September 30, 2017	Estimated Useful Lives (in years)
	(in thousands)

Land	$2,494	$2,482		-
Buildings	26,582	26,741	15	-	39.5
Plant machinery and equipment	290,396	257,172	5	-	20
Marketing equipment	290,955	278,860	5	-	7
Transportation equipment	8,929	8,449		5
Office equipment	30,752	25,302	3	-	5
Improvements	38,941	38,003	5	-	20
Construction in Progress	8,468	16,880		-
	697,517	653,889
Less accumulated depreciation and amortization	454,844	426,308
Property, plant and equipment, net	$242,673	$227,581

Depreciation expense was $42,939,000, $38,211,000 and $34,536,000 for fiscal years 2018, 2017 and 2016, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 29, 2018		September 30, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non compete agreements	980	538	980	263
Customer relationships	20,510	8,600	20,510	6,476
License and rights	1,690	1,143	1,690	1,058
TOTAL FOOD SERVICE	$39,808	$10,281	$39,808	$7,797

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,557	$-	$6,557	$-

Amortized Intangible Assets
Trade names	649	260	649	130
Customer relationships	7,979	3,623	7,979	2,822
TOTAL RETAIL SUPERMARKETS	$15,185	$3,883	$15,185	$2,952

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	6,900	-

Amortized intangible assets
Customer relationships	257	76	257	50
Licenses and rights	1,400	863	1,400	794
TOTAL FROZEN BEVERAGES	$17,872	$939	$17,872	$844

CONSOLIDATED	$72,865	$15,103	$72,865	$11,593

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

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually at year end for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences. There were no impairments of intangible assets in 2018, 2017 or 2016.

Intangible assets of $1,078,000 were acquired in fiscal year 2016 in the food service segment due to the purchase of the HEARTBAR brand. In fiscal year 2017, intangible assets of $6,957,000 were acquired in our ICEE distributor acquisition in our frozen beverage segment and intangible assets of $15,760,000 were acquired in the Hill & Valley acquisition in our food service segment and intangible assets of $576,000 were acquired in the Labriola Baking acquisition, also in our food service segment. There were no intangible assets acquired in fiscal year 2018.

Aggregate amortization expense of intangible assets for the fiscal years 2018, 2017 and 2016 was $3,510,000, $3,840,000 and $5,078,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,300,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021 and $2,300,000 in 2022 and 2023. The weighted average amortization period of the intangible assets is 10.8 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total

	(in thousands)

Balance at
September 29, 2018	$61,665	$3,670	$37,176	$102,511

September 30, 2017	$61,665	$3,670	$37,176	$102,511

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually at year end by management for impairment.  Our impairment analysis for 2018, 2017 and 2016 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples.  There were no impairment charges in 2018, 2017 and 2016.

In 2017, goodwill of $1,236,000 was acquired in the ICEE distributor acquisition in our frozen beverage segment, goodwill of $14,175,000 was acquired in the Hill & Valley acquisition in our food service segment and goodwill of $658,000 was acquired in the Labriola Baking acquisition, also in our food service segment.

No goodwill was acquired in fiscal years 2016 and 2018.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G – LONG-TERM DEBT

In November 2016, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021, with the availability of repayments without penalty. Interest is calculated based on LIBOR plus an applicable margin. The agreement contains financial covenants and requires commitment fees in accordance with standard banking practice. As of September 29, 2018 and September 30, 2017, there were no outstanding balances under the facility. We were in compliance with the financial covenants at September 29, 2018.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule by years of future minimum lease payments under capital leases:

(in thousands)

2019	$324
2020	288
2021	295
2022	100
2023	34
2024 and thereafter	36
Total minimum capital lease payments	$1,077

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 29,	September 30,	September 24,
	2018	2017	2016
	(in thousands)
Current
U.S. Federal	$16,591	$27,142	$25,126
Foreign	2,512	2,770	2,433
State	5,836	5,227	5,622
Total current expense	24,939	35,139	33,181

Deferred
U.S. Federal	$(14,613)	$6,857	$6,444
Foreign	514	(422)	(145)
State	3,716	1,452	1,364
Total deferred benefit	(10,383)	7,887	7,663
Total expense	$14,556	$43,026	$40,844

The change in deferred taxes for the year ended September 30, 2017 does not equal deferred tax expense in the amount of $6,632,000 as a result of purchase accounting related to the Hill & Valley acquisition.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of approximately 35% for the fiscal years ended September 30, 2017 and September 24, 2016 and 24 1/2% for the fiscal year ended September 29, 2018 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 29,	September 30,	September 24,
	2018	2017	2016
	(in thousands)

Income taxes at federal statutory rates	$28,947	$42,770	$40,887
Increase (decrease)in taxes resulting from:

State income taxes, net of federal income tax benefit	7,212	4,341	4,541
Domestic production activities deduction	(1,470)	(1,820)	(2,100)
Impact of rate change due to Tax Cuts and Jobs Act	(20,670)	-	-
Impact of rate differential-current and deferred	(1,236)	-	-
One-time repatriation tax	1,200	-	-
Increase in gross unrecognized tax benefits	20	20	20
Share based compensation	(696)	(1,923)	(1,109)
Non deductible employee compensation	514	-	-
Other, net	735	(362)	(1,395)
Income tax expense	$14,556	$43,026	$40,844

Net earnings for the year ended September 29, 2018 benefited from an approximately $21 million gain on the remeasurement of deferred tax liabilities and a $8.8 million reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017.  Net earnings for the year were impacted by a $1.2 million provision for the one-time repatriation tax required under the new federal tax law and by a $1.4 million expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018.  Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate decreased to 27.80% from 35.2% in the prior year reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018.  Last year’s effective tax rate benefited from an unusually high tax benefit on share based compensation of $3,061,000 which compares to this year’s tax benefit of $1,935,000.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

Deferred tax assets and liabilities consist of the following:

	September 29,	September 30,
	2018	2017
	(in thousands)
Deferred tax assets
Vacation accrual	$1,254	$1,740
Capital loss carry forwards	960	1,668
Insurance accrual	2,480	3,225
Deferred income	638	927
Allowances	1,585	1,991
Inventory capitalization	1,051	1,235
Share-based compensation	1,368	1,607
Net Operating Loss	856	1,559
Total deferred tax assets	10,192	13,952
Valuation allowance	(960)	(1,668)
Total deferred tax assets, net	9,232	12,284

Deferred tax liabilities
Amortization of goodwill and other intangible assets	25,565	35,043
Depreciation of property and equipment	35,989	39,946
Total deferred tax liabilities	61,554	74,989
Total deferred tax liabilities, net	$52,322	$62,705

As of September 29, 2018, we have federal and state capital loss carry forwards of approximately $4.2 million primarily from the sale of marketable securities in fiscal years 2015 and 2016.  These carry forwards will begin to expire in 2020.  Except for current year usage, we have no foreseeable capital gains that would allow us to use this asset. Accordingly, we have recorded a valuation allowance for the full amount of this deferred tax asset.

As of September 29, 2018, we have a federal net operating loss carry forward of approximately $4 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $378,000 and will expire in 2033. We have determined there are no limitations to the total use of this tax asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

We have undistributed earnings of our Mexican and Canadian subsidiaries that are considered to be indefinitely reinvested and our current plans do not demonstrate a need to repatriate them to fund our United states operations.  However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable non-U.S. income and withholding taxes. Due to the impact of the Tax Act and the deemed repatriation provisional amount of $1.2 million recorded to the financial statements, no additional U.S. taxes are anticipated on our undistributed earnings in our Mexican and Canadian subsidiaries.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J - COMMITMENTS

1. Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 29, 2018:

	Plants and
	Offices	Equipment	Total
	(in thousands)
2019	$8,392	$6,540	$14,932
2020	7,574	4,800	12,374
2021	6,702	3,435	10,137
2022	6,195	1,722	7,917
2023	6,011	363	6,374
2024 and thereafter	22,708	111	22,819
Total minimal rental commitments	$57,582	$16,971	$74,553

Total rent expense was $21,760,000, $20,354,000 and $17,481,000 for fiscal years 2018, 2017 and 2016, respectively.

2. Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $9,200,000 and $8,100,000 at September 29, 2018 and September 30, 2017, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 29, 2018 and September 30, 2017, we had outstanding letters of credit totaling $9,275,000 and $8,675,000, respectively.

We have a self-insured medical plan which covers approximately 1,700 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 20, 2018 and September 30, 2017 was $2,058,000 and $2,382,000, respectively.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027. All of the purchases were made in our third quarter.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763.

In our fiscal year ended September 24, 2016, we purchased and retired 141,700 shares of our common stock at a cost of $15,265,019.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There are 624,000 shares reserved under the Plan for which options have not yet been issued. There are options that were issued under prior option plans that have since been replaced that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2018, 2017 and 2016 employees purchased 12,763, 13,271 and 13,747 shares at average purchase prices of $119.39, $105.85 and $96.00, respectively. ESPP expense of $423,000, $363,000 and $305,000 was recognized for fiscal years 2018, 2017 and 2016, respectively.

A summary of the status of our stock option plans as of fiscal years 2018, 2017 and 2016 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 27, 2015	332,352	$77.04	297,941	$63.34
Granted	120,450	108.69	58,720	112.35
Exercised	(86,223)	53.67	(44,777)	42.53
Canceled	(10,792)	97.07	-	-

Balance, September 24, 2016	355,787	92.81	311,884	75.56
Granted	121,508	129.35	59,786	129.94
Exercised	(78,114)	65.49	(60,156)	41.46
Canceled	(6,200)	100.93	-	-

Balance, September 30, 2017	392,981	109.41	311,514	92.58
Granted	122,595	141.07	58,083	144.41
Excercised	(64,470)	90.75	(37,328)	56.85
Canceled	(17,550)	115.21	-	-

Balance, September 29, 2018	433,556	$120.90	332,269	$105.66
Exercisable Options September 29, 2018	86,153	$97.32	155,680	$79.35

The weighted-average fair value of incentive stock options granted during fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 was $23.68, $18.84 and $13.94, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 was $31.44, $24.82 and $19.95, respectively. The total intrinsic value of stock options exercised was $6.8 million, $10.1 million and $8.4 million in fiscal years 2018, 2017 and 2016, respectively.

The total cash received from these option exercises was $7.4 million, $5.8 million and $5.3 million in fiscal years 2018, 2017 and 2016, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.7 million, $3.0 million and $1.6 million in fiscal years 2018, 2017 and 2016, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

The following table summarizes information about incentive stock options outstanding as of September 29, 2018:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 29,	Contractual	Exercise	September 29,	Exercise
Exercise Prices			2018	Life	Price	2018	Price
$81.67	-	$113.15	198,303	1.8	$103.75	86,153	$97.32
$128.78	-	$146.03	235,253	3.9	135.36	-	-
Total options			433,556	3.0	120.90	86,153	97.32

The following table summarizes information about nonqualified stock options outstanding as of September 29, 2018:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 29,	Contractual	Exercise	September 29,	Exercise
Exercise Prices			2018	Life	Price	2018	Price
$41.75	-	$57.33	60,000	2.9	$48.89	60,000	$48.89
$80.79	-	$119.44	154,400	4.3	103.73	95,680	98.45
$129.26	-	$150.89	117,869	5.8	137.07	-	-
Total options			332,269	4.6	105.66	155,680	79.35

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $2,106,000, $2,084,000 and $1,936,000 were made in fiscal years 2018, 2017 and 2016, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 29,	September 30,	September 24,
	2018	2017	2016
	(in thousands)
Cash paid for:
Interest	$43	$52	$57
Income taxes	25,820	25,024	41,064

Non cash items:
Capital leases	$203	$-	$486

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

	Fiscal year ended
	September 29,	September 30,	September 24,
	2018	2017	2016
	(52 weeks)	(53 weeks)	(52 weeks)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$208,544	$180,138	$170,155
Frozen juices and ices	42,364	49,469	51,798
Churros	61,726	62,809	57,318
Handhelds	38,928	36,913	27,427
Bakery	371,391	351,357	294,518
Other	22,991	21,108	20,313
Total Food Service	$745,944	$701,794	$621,529

Retail Supermarket
Soft pretzels	$36,438	$35,081	$33,279
Frozen juices and ices	74,435	71,325	68,924
Handhelds	12,419	14,892	15,347
Coupon redemption	(4,439)	(4,898)	(4,430)
Other	2,086	2,847	4,469
Total Retail Supermarket	$120,939	$119,247	$117,589

Frozen Beverages
Beverages	$167,713	$160,243	$150,118
Repair and maintenance service	78,805	74,594	71,123
Machines sales	23,781	27,073	31,155
Other	1,083	1,273	1,267
Total Frozen Beverages	$271,382	$263,183	$253,663

Consolidated Sales	$1,138,265	$1,084,224	$992,781

Depreciation and Amortization:
Food Service	$25,983	$24,629	$22,912
Retail Supermarket	1,313	949	1,031
Frozen Beverages	19,181	16,867	16,180
Total Depreciation and Amortization	$46,477	$42,445	$40,123

Operating Income:
Food Service	$74,056	$81,208	$76,539
Retail Supermarket	8,304	10,627	9,618
Frozen Beverages	28,415	26,272	26,653
Total Operating Income	$110,775	$118,107	$112,810

Capital Expenditures:
Food Service	$36,325	$44,067	$24,759
Retail Supermarket	928	239	369
Frozen Beverages	22,769	27,874	23,581
Total Capital Expenditures	$60,022	$72,180	$48,709

Assets:
Food Service	$693,098	$635,709	$589,854
Retail Supermarket	21,366	21,129	22,090
Frozen Beverages	217,549	210,390	178,543
Total Assets	$932,013	$867,228	$790,487

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes to the components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended September 29, 2018
	(in thousands)

		Unrealized
	Foreign Currency	Holding Gain
	Translation	on Marketable
	Adjustments	Securities	Total

Beginning Balance	$(9,341)	$466	$(8,875)

Other comprehensive loss before reclassifications	(2,738)	(455)	(3,193)

Amounts reclassified from accumulated other comprehensive income	-	74	74

Ending Balance	$(12,079)	$85	$(11,994)

	Fiscal Year Ended September 30, 2017
	(in thousands)

		Unrealized
	Foreign Currency	Holding (Loss) Gain
	Translation	on Marketable
	Adjustments	Securities	Total

Beginning Balance	$(13,086)	$(329)	$(13,415)

Other comprehensive loss before reclassifications	3,745	795	4,540

Amounts reclassified from accumulated other comprehensive income	-	-	-

Ending Balance	$(9,341)	$466	$(8,875)

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 29, 2018

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$265,210	$73,279	$36,249	$1.93
2nd Quarter	266,101	77,278	17,833	0.95
3rd Quarter	306,239	94,475	26,129	1.39
4th Quarter	300,715	91,254	23,385	1.24
Total	$1,138,265	$336,286	$103,596	$5.51

	Fiscal Year Ended September 30, 2017

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$225,570	$65,895	$13,540	$0.72
2nd Quarter	246,513	72,817	15,987	0.85
3rd Quarter	295,415	94,764	25,304	1.34
4th Quarter	316,726	97,547	24,343	1.29
Total	$1,084,224	$331,023	$79,174	$4.20

(1) Total of quarterly amounts do not necessarily agree to the annual amounts due to separate quarterly calculations of weighted average shares outstanding.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2018	Allowance for doubtful accounts	$359,000	$259,000	$218,000	(1)	$400,000

2017	Allowance for doubtful accounts	$571,000	$122,000	$334,000	(1)	$359,000

2016	Allowance for doubtful accounts	$304,000	$525,000	$258,000	(1)	$571,000

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

Mimi Ford
Vice President, Educational Channel

Jeff Gaddy
Vice President, Bakery Operations

Ray Garcia
Vice President Controller

Tom Hunter
Vice President, General Manager
Uptown Bakeries

H. Robert Long
Vice President, Distribution

Bo Powell
Vice President, Sales-Food Service

Robyn Shreiber
Vice President, National Account Sales

John Stefanik
Vice President, Bakery Sales

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales-Food Service

MIA PRODUCTS

Jay Montgomery
Vice President/General Manager

Ernest Fogle
Vice President, Research & Development

THE ICEE COMPANY

Dan Fachner
President

Scott Carter
Senior Vice President, Operations

Steve Every
Senior Vice President, Sales

David Lauder
Vice President and Chief Financial Officer

Rod Sexton
Vice President, Service Support

Jeff Johnson
Vice President, Field Service Operations

John Beilsmith
Vice President, Field Service Operations

Scott Logsdon
Vice President, Sales &
Brand Development

Dan O'Malley
Vice President, Sales &
Brand Development

Ken McKeon
Vice President, National Accounts

ICEE DE MEXICO, S.A. DE C.V

Andres Gonzàlez
Vice President/General Manager

PRETZELS, INC.

Gary Powell
President

HOM/ADE FOODS, INC.

Tony Hess
Vice President/General Manager

HILL & VALLEY, INC.

Doug Davidson
President

(1) Audit Committee Member (2) Compensation Committee Member (3) Nominating Committee Member

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2018	HIGH	LOW
1st Quarter	$157.33	$127.00
2nd Quarter	153.99	128.53
3rd Quarter	158.41	125.98
4th Quarter	159.05	139.90
FISCAL 2017	HIGH	LOW
1st Quarter	$135.04	$102.81
2nd Quarter	143.21	124.57
3rd Quarter	142.28	121.20
4th Quarter	138.38	124.10

STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

COUNSEL

Flaster Greenberg, PC
Cherry Hill, NJ

ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

TUESDAY, FEBRUARY 5, 2019
10:00 AM
THE CROWNE PLAZA
2349 MARLTON PIKE WEST
CHERRY HILL, NJ

FORM 10-K

Copies of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K may be obtained without charge by writing to:

J&J Snack Foods Corp.
6000 Central Highway
Pennsauken, NJ 08109
Attention: Marjorie Shreiber Roshkoff

or by accessing our website www.jjsnack.com on which our SEC filings are made available or by going to the SEC's Public Reference Room to read and copy filings or by accessing the SEC's website, www.sec.gov.

SUPERPRETZEL SOFT PRETZELS
ICEE
TIO PEPE'S CHURROS
Minute Maid
Daddy Ray's
WholeFruit
UPTOWN BAKERIES
LUIGI'S REAL ITALIAN ICE
Bavarian
Auntie Anne's AT HOME
Country Home
Funnel Cake
PRETZEL FILLERS stuffed soft pretzels
READI-BAKE
Mary B's Buttermilk
PhillySwirl
SOUR PATCH KIDS
Hill & Valley Premium Bakery
KIM & SCOTT'S GOURMET PRETZELS
PATIO
HEARTBAR OATMEAL SQUARES
California CHURROS
BRAUHAUS PRETZEL
LABRIOLA
DOGSTERS

J&J SNACK FOODS CORP.

www.jjsnack.com

"Minute Maid" is a registerd trademark of the Coca Cola Company.

©2016 Auntie Anne's LLC. All Rights Reserved. AUNTIE ANNE'S® and the Auntie Anne's® logo are registered trademarks of Auntie Anne's LLC.

SOUR PATCH KIDS, SPK, SWEET THEN SOUR, REDBERRY and the SOUR PATCH KID Design are registered trademarks of Mondelēz International group, used under license.