Form 10-Q
period 2018-12-29
J&J SNACK FOODS CORP
filed 2019-01-31
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 29, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As January 24, 2019 there were 18,782,640 shares of the Registrant’s Common Stock outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 29,	September 29,
	2018	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$124,714	$111,479
Marketable securities held to maturity	12,465	21,048
Accounts receivable, net	117,764	132,342
Inventories	117,842	112,884
Prepaid expenses and other	4,683	5,044
Total current assets	377,468	382,797

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	291,178	290,396
Marketing equipment	294,252	290,955
Transportation equipment	8,930	8,929
Office equipment	30,854	30,752
Improvements	38,893	38,941
Construction in progress	13,895	8,468
Total Property, plant and equipment, at cost	707,078	697,517
Less accumulated depreciation and amortization	464,138	454,844
Property, plant and equipment, net	242,940	242,673

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	56,907	57,762
Marketable securities held to maturity	130,857	118,765
Marketable securities available for sale	20,394	24,743
Other	2,907	2,762
Total other assets	313,576	306,543
Total Assets	$933,984	$932,013

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$322	$324
Accounts payable	65,149	69,592
Accrued insurance liability	11,114	11,217
Accrued liabilities	11,456	8,031
Accrued compensation expense	12,446	20,297
Dividends payable	9,389	8,438
Total current liabilities	109,876	117,899

Long-term obligations under capital leases	672	753
Deferred income taxes	53,003	52,322
Other long-term liabilities	1,888	1,948

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,774,000 and 18,754,000 respectively	30,016	27,340
Accumulated other comprehensive loss	(13,438)	(11,994)
Retained Earnings	751,967	743,745
Total stockholders' equity	768,545	759,091
Total Liabilities and Stockholders' Equity	$933,984	$932,013

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 29,	December 30,
	2018	2017

Net Sales	$271,612	$265,210

Cost of goods sold(1)	194,749	191,931
Gross Profit	76,863	73,279

Operating expenses
Marketing (2)	21,442	21,576
Distribution (3)	23,952	21,159
Administrative (4)	9,243	9,356
Other general expense (income)	144	(40)
Total Operating Expenses	54,781	52,051

Operating Income	22,082	21,228

Other income (expense)
Investment income	1,040	1,489
Interest expense & other	(27)	509

Earnings before income taxes	23,095	23,226

Income tax expense (benefit)	5,569	(13,023)

NET EARNINGS	$17,526	$36,249

Earnings per diluted share	$0.93	$1.93

Weighted average number of diluted shares	18,897	18,778

Earnings per basic share	$0.93	$1.94

Weighted average number of basic shares	18,765	18,666

(1) Includes share-based compensation expense of $239 and $218 for the three months ended December 29, 2018 and December 30, 2017, respectively.
(2) Includes share-based compensation expense of $346 and $339 for the three months ended December 29, 2018 and December 30, 2017, respectively.
(3) Includes share-based compensation expense of $21 and $19 for the three months ended December 29, 2018 and December 30, 2017, respectively.
(4) Includes share-based compensation expense of $366 and $377 for the three months ended December 29, 2018 and December 30, 2017, respectively.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	December 29,	December 30,
	2018	2017

Net Earnings	$17,526	$36,249

Foreign currency translation adjustments	(1,359)	(3,887)
Unrealized holding loss on marketable securities	-	(110)

Total Other Comprehensive Loss	(1,359)	(3,997)

Comprehensive Income	$16,167	$32,252

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	20	1,704	-	-	1,704
Foreign currency translation adjustment	-	-	(1,359)	-	(1,359)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Dividends declared	-	-	-	(9,389)	(9,389)
Share-based compensation	-	972	-	-	972
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	17,526	17,526

Balance at December 29, 2018	18,774	$30,016	$(13,438)	$751,967	$768,545

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 30, 2017	18,663	$17,382	$(8,875)	$673,815	$682,322
Issuance of common stock upon exercise of stock options	5	253	-	-	253
Foreign currency translation adjustment	-	-	(3,887)	-	(3,887)
Unrealized holding gain on marketable securities	-	-	(110)	-	(110)
Issuance of common stock under deferred stock plan	-	2	-	-	2
Dividends declared	-	-	-	(8,400)	(8,400)
Share-based compensation	-	952	-	-	952
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	36,249	36,249

Balance at December 30, 2017	18,668	$18,589	$(12,872)	$701,664	$707,381

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three months ended
	December 29,	December 30,
	2018	2017
Operating activities:
Net earnings	$17,526	$36,249
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	10,774	11,152
Amortization of intangibles and deferred costs	861	834
Share-based compensation	972	953
Deferred income taxes	689	(18,265)
Loss (gain) on marketable securities	1,027	(8)
Other	82	(317)
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	14,386	14,547
Increase in inventories	(4,974)	(9,933)
Decrease in prepaid expenses	340	111
Decrease in accounts payable and accrued liabilities	(8,872)	(9,216)
Net cash provided by operating activities	32,811	26,107
Investing activities:
Purchases of property, plant and equipment	(11,837)	(14,623)
Purchases of marketable securities	(17,513)	(30,865)
Proceeds from redemption and sales of marketable securities	17,125	19,096
Proceeds from disposal of property and equipment	577	1,046
Other	(236)	27
Net cash used in investing activities	(11,884)	(25,319)
Financing activities:
Proceeds from issuance of stock	1,704	253
Payments on capitalized lease obligations	(83)	(90)
Payment of cash dividend	(8,438)	(7,838)
Net cash used in financing activities	(6,817)	(7,675)
Effect of exchange rate on cash and cash equivalents	(875)	(2,986)
Net increase (decrease) in cash and cash equivalents	13,235	(9,873)
Cash and cash equivalents at beginning of period	111,479	90,962
Cash and cash equivalents at end of period	$124,714	$81,089

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s  Annual Report on Form 10-K  for the year ended September 29, 2018.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

The results of operations for the three months ended December 29, 2018 and December 30, 2017 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

Note 2

Revenue Recognition

We adopted the new revenue recognition guidance on the first day of our fiscal 2019 year using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. We completed a review of customer contracts and evaluated the impact of the new standard on certain common practices currently employed by us. We also finalized our assessment of the impact on our accounting policies, processes, system requirements, internal controls and disclosures.

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The singular performance obligation of our customer contracts for product and machine sales is determined by each individual purchase order and the respective products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to, installed or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the product at this point in time. The performance obligations in our customer contracts for product are generally satisfied within 30 days.

The singular performance obligation of our customer contracts for time and material repair and maintenance equipment service is the performance of the repair and maintenance with revenue being recognized at a point-in-time when the repair and maintenance is completed.

The singular performance obligation of our customer repair and maintenance equipment service contracts is the performance of the repair and maintenance with revenue being recognized over the time the service is expected to be performed. Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet.

Significant Payment Terms

In general, within our customer contracts, the purchase order identifies the product, quantity, price, pick-up allowances, payment terms and final delivery terms. Although some payment terms may be more extended, presently the majority of our payment terms are 30 days. As a result, we have used the available practical expedient and, consequently, do not adjust our revenues for the effects of a significant financing component.

Shipping

All amounts billed to customers related to shipping and handling are classified as revenues; therefore, we recognize revenue for shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as Distribution expenses.

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience.

Warranties & Returns

We provide all customers with a standard or assurance type warranty. Either stated or implied, we provide assurance the related products will comply with all agreed-upon specifications and other warranties provided under the law. No services beyond an assurance warranty are provided to our customers.

We do not grant a general right of return. However, customers may return defective or non-conforming products. Customer remedies may include either a cash refund or an exchange of the product. We do not estimate a right of return and related refund liability as returns of our products are rare.

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

(in thousands)

September 29, 2018 balance	$1,999
Additions to contract liability	372
Amounts recognized as revenue	448
December 29, 2018 balance:	$1,923

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $490,000 and $400,000 at December 29, 2018 and September 29, 2018, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $10,774,000 and $11,152,000 for the three months ended December 29, 2018 and December 30, 2017, respectively.

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

	Three Months Ended December 29, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$17,526	18,765	$0.93

Effect of Dilutive Securities
Options	-	132	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$17,526	18,897	$0.93

500 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 29, 2018.

	Three Months Ended December 30, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$36,249	18,666	$1.94

Effect of Dilutive Securities
Options	-	112	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$36,249	18,778	$1.93

1,000 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 30, 2017.

Note 5	At December 29, 2018, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended
	December 29,	December 30,
	2018	2017
	(in thousands, except per share amounts)

Stock Options	$629	$615
Stock purchase plan	69	200
Restricted stock issued to an employee	-	1
Total share-based compensation	$698	$816

The above compensation is net of tax benefits	$274	$137

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2019 first three months: expected volatility of 16.8%; risk-free interest rate of 3.0%; dividend rate of 1.2% and expected lives of 5 years.

During the fiscal year 2019 three month period, the Company granted 1,000 stock options. The weighted-average grant date fair value of these options was $27.09.

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

The total amount of gross unrecognized tax benefits is $399,000 and $394,000 on December 29, 2018 and September 29, 2018, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 29, 2018 and September 29, 2018, respectively, the Company has $264,000 and $259,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings for last year’s quarter benefited from a $20.9 million gain on the remeasurement of deferred tax liabilities which was partially offset by a $1.2 million provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in in December 2017. Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate was 28.6% in last year’s quarter. Net earnings in this year’s quarter benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax was reduced as the amount recorded last year was an estimate.  Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 28.0% in this year’s quarter.

Note 7

In May 2014 and in subsequent updates, the FASB issued guidance on revenue recognition which requires that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. We performed a review of the requirements of the new revenue standard, including reviewing customer contracts and applying the five-step model of this new guidance to each contract category we identified. We adopted this guidance on the first day of our fiscal 2019 year using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. See additional revenue recognition disclosures in Note 2.

In January 2016,  the FASB issued guidance which requires an entity to measure equity investments at fair value with changes in fair value recognized in net income , to use the price that would be received by a seller when measuring the fair value of financial instruments for disclosure purposes, and which eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under prior guidance, changes in fair value of equity investments available for sale were recognized in Stockholders’ Equity.   We adopted this guidance on the first day of our 2019 fiscal year. The adoption of this guidance on our consolidated financial statements is not material.

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

Note 8	Inventories consist of the following:

	December 29,	September 29,
	2018	2018
	(unaudited)
	(in thousands)

Finished goods	$55,703	$52,221
Raw materials	23,733	23,173
Packaging materials	10,392	9,780
Equipment parts and other	28,014	27,710
Total Inventories	$117,842	$112,884

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

	Three months ended
	December 29,	December 30,
	2018	2017
	(unaudited)
	(in thousands)

Sales to External Customers:
Food Service
Soft pretzels	$48,991	$49,021
Frozen juices and ices	7,527	7,184
Churros	15,135	14,592
Handhelds	8,802	11,362
Bakery	102,109	94,933
Other	5,326	5,172
Total Food Service	$187,890	$182,264

Retail Supermarket
Soft pretzels	$10,186	$10,512
Frozen juices and ices	10,996	9,727
Handhelds	2,568	3,026
Coupon redemption	(694)	(751)
Other	359	562
Total Retail Supermarket	$23,415	$23,076

Frozen Beverages
Beverages	$31,436	$33,143
Repair and maintenance service	19,743	19,004
Machines revenue	8,904	7,473
Other	224	250
Total Frozen Beverages	$60,307	$59,870

Consolidated Sales	$271,612	$265,210

Depreciation and Amortization:
Food Service	$6,322	$7,098
Retail Supermarket	335	290
Frozen Beverages	4,978	4,598
Total Depreciation and Amortization	$11,635	$11,986

Operating Income :
Food Service	$18,461	$15,900
Retail Supermarket	1,447	2,558
Frozen Beverages	2,174	2,770
Total Operating Income	$22,082	$21,228

Capital Expenditures:
Food Service	$6,278	$9,441
Retail Supermarket	552	-
Frozen Beverages	5,007	5,182
Total Capital Expenditures	$11,837	$14,623

Assets:
Food Service	$692,912	$635,988
Retail Supermarket	21,380	21,531
Frozen Beverages	219,692	207,498
Total Assets	$933,984	$865,017

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 29, 2018 and September 29, 2018 are as follows:

	December 29, 2018		September 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
FOOD SERVICE
Indefinite lived intangible assets
Trade names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non compete agreements	858	482	980	538
Customer relationships	19,900	8,502	20,510	8,600
License and rights	1,690	1,164	1,690	1,143
TOTAL FOOD SERVICE	$39,076	$10,148	$39,808	$10,281

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$6,557	$-	$6,557	$-

Amortized Intangible Assets
Trade names	649	292	649	260
Customer relationships	7,979	3,823	7,979	3,623
TOTAL RETAIL SUPERMARKETS	$15,185	$4,115	$15,185	$3,883

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	6,900	-

Amortized intangible assets
Customer relationships	257	83	257	76
Licenses and rights	1,400	880	1,400	863
TOTAL FROZEN BEVERAGES	$17,872	$963	$17,872	$939

CONSOLIDATED	$72,133	$15,226	$72,865	$15,103

Fully amortized intangible assets have been removed from the December 29, 2018 amounts.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 29, 2018 and December 30, 2017 was $855,000 and $819,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,300,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021, and $2,300,000 in 2022 and in 2023. The weighted amortization period of the intangible assets is 10.7 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)

Balance at December 29, 2018	$61,665	$3,670	$37,176	$102,511

Balance at September 29, 2018	$61,665	$3,670	$37,176	$102,511

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 29, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$140,442	$37	$1,404	$139,075
Certificates of Deposit	2,880	-	8	2,872
Total marketable securities held to maturity	$143,322	$37	$1,412	$141,947

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 29, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$5,552	$-	$485	$5,067
Preferred Stock	15,681	21	375	15,327
Total marketable securities available for sale	$21,233	$21	$860	$20,394

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2019, 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2019 through 2021, with $91 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 29, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$136,933	$28	$1,520	$135,441
Certificates of Deposit	2,880	-	7	2,873
Total marketable securities held to maturity	$139,813	$28	$1,527	$138,314

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 29, 2018 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$8,978	$-	$295	$8,683
Preferred Stock	15,680	380	-	16,060
Total marketable securities available for sale	$24,658	$380	$295	$24,743

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 29, 2018 and September 29, 2018 are summarized as follows:

	December 29, 2018		September 29, 2018

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$12,465	$12,399	$21,048	$21,001
Due after one year through five years	130,857	129,548	118,765	117,314
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$143,322	$141,947	$139,813	$138,315
Less current portion	12,465	12,399	21,048	21,001
Long term held to maturity securities	$130,857	$129,548	$118,765	$117,314

Proceeds from the redemption and sale of marketable securities were $17,125,000 in the three months ended December 29, 2018 and $19,096,000 in the three months ended December 30, 2017, respectively. Realized gains of $398 were recorded in the three months ended December 29, 2018 and realized gains of $7,558 were recorded in the three months ended December 30, 2017. We use the specific identification method to determine the cost of securities sold. Under new accounting guidance adopted on the first day of this fiscal year, recognized unrealized losses on marketable securities of $1,027,000 were recorded in the three months ended December 29, 2018.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months ended December 29, 2018
	(unaudited)
	(in thousands)

		Unrealized Holding
	Foreign Currency	Gain on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(12,079)	$85	$(11,994)

Other comprehensive loss before reclassifications	(1,359)	-	$(1,359)

Amounts reclassified from accumulated other comprehensive income	-	(85)	(85)

Ending Balance	$(13,438)	$-	$(13,438)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.50 per share of its common stock payable on January 4, 2019, to shareholders of record as of the close of business on December 18, 2018.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027. In the three months ended December 29, 2018 we did not purchase and retire any shares. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 384,506 shares remain to be purchased under this authorization.

Fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $1,359,000 in accumulated other comprehensive loss in the 2019 first quarter and an increase of $3,887,000 accumulated other comprehensive loss in the 2018 first quarter.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 29, 2018.

Results of Operations

Net sales increased $6,402,000 or 2% to $271,612,000 for the three months ended December 29, 2018 compared to the three months ended December 30, 2017.

FOOD SERVICE

Sales to food service customers increased $5,626,000 or 3% in the first quarter to $187,890,000. Soft pretzel sales to the food service market of $48,991,000 were roughly the same as last year. Although sales to restaurant chains and schools increased, sales to mass merchandising chains and warehouse club stores declined.

Frozen juices and ices sales increased 5% to $7,527,000 in the three months with sales increases and decreases across our customer base.

Churro sales to food service customers were up 4% in the quarter to $15,135,000 with sales increases and decreases across our customer base.

Sales of bakery products increased $7,176,000 or 8% in the first quarter to $102,109,000 with sales to one co-pack customer accounting for approximately 40% of the sales increase and increased sales to warehouse club stores in part due to a special promotion and increased sales to schools accounting for the balance.

Sales of handhelds decreased $2,560,000 or 23 % in the quarter with the decrease primarily coming from lower sales to co-pack customers because of unsuccessful product launches. Sales of funnel cake increased $166,000 or 3% in the quarter although sales to school food service were slightly lower this quarter.

Sales of new products in the first twelve months since their introduction were approximately $6 million in this quarter. Price increases were approximately $3 million for the quarter and net volume increases accounted for approximately $2.5 million of sales in the quarter.

Operating income in our Food Service segment increased from $15,900,000 to $18,461,000 in the quarter primarily because of increased bakery sales, price increases and improved operations at several of our manufacturing facilities, especially at our Labriola production facility, which was recently acquired at this time a year ago. Additionally, last year’s quarter had the burden of shutdown costs of our Chambersburg, PA production facility. However, this year’s quarter was impacted by approximately $2.0 million of higher distribution expenses primarily due to higher freight rates which increased with the implementation of the electronic logging device mandate in January 2018. Additionally, lower sales of our MARY B’s biscuits and related costs due to our recall in January 2018 impacted our operating income by approximately $500,000 in the quarter.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $339,000 or 1% to $23,415,000 in the first quarter.  Soft pretzel sales for the first quarter were down 3% to $10,186,000. Sales of frozen juices and ices increased $1,269,000 or 13% to $10,996,000 in the first quarter due to increased customer promotional support . Handheld sales to retail supermarket customers decreased 15% to $2,568,000 in the quarter as the sales of this product line continue their long term decline.

Sales of new products in the first quarter were less than $400,000. Price increases provided about $600,000 of sales in the quarter and net volume decreased by about $300,000.

Operating income in our Retail Supermarkets segment was $1,447,000 in this year’s first quarter compared to $2,558,000 in last year’s quarter, a 43% decrease. Increased product and distribution costs along with just a modest sales increase were the primary drivers of the decrease in operating income.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 1% to $60,307,000 in the first quarter. Beverage related sales were down 5% to $31,436,000, primarily because sales were up a very strong 21% last year compared to the prior year. Gallon sales were down 1% for the three months with lower sales across our customer base. Service revenue increased 4% to $19,743,000 in the first quarter with sales increases and decreases spread throughout our customer base.

Machines revenue (primarily sales of frozen beverage machines) were $8,904,000, an increase of 19%. Operating income in our Frozen Beverage segment decreased to $2,174,000 in this quarter compared to $2,770,000 last year as a result of lower beverage sales and generally higher costs.

CONSOLIDATED

Gross profit as a percentage of sales was 28.30% in the three month period this year and 27.63% last year.  Gross profit percentage increased because of improved operations at several of our manufacturing facilities, especially at our Labriola production facility, price increases and because last year had the burden of shutting down our Chambersburg, PA production facility and moving its production to other facilities.

Total operating expenses increased $2,730,000 in the first quarter and as a percentage of sales increased to 20.2% from 19.6% last year. Marketing expenses decreased to 7.89% of sales in this year’s quarter from 8.14% last year primarily because of reduced spending in our frozen beverages segment. Distribution expenses were 8.82% of sales in this year’s quarter and 7.98% of sales in last year’s quarter primarily because of increased freight rates which increased with the implementation of the electronic logging device mandate in January 2018. Administrative expenses were 3.40% of sales this quarter compared to 3.53% of sales last year in the first quarter.

Operating income increased $854,000 or 4% to $22,082,000 in the first quarter as a result of the aforementioned items.

Investment income decreased by $449,000 in the first quarter because of recognized unrealized losses of $1,027,000 which were partially offset by higher interest income of $585,000.

Other income in last year’s quarter includes a $520,000 gain on a sale of property.

Net earnings decreased $18,723,000, or 52%, in the current three month period to $17,526,000. Net earnings for last year’s quarter benefited from a $20.9 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities which was partially offset by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in in December 2017.    Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate in last year’s quarter was 28.6%. This year’s quarter benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax was reduced as the amount recorded last year was an estimate. Excluding the reduction in the one time repatriation tax, our effective tax rate was 28.0% in this year’s quarter.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 29, 2018, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 29, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002

99.5 &	Certification Pursuant to the 18 U.S.C.
99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 29, 2018, formatted in XBRL (extensible Business Reporting Language):
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

J & J SNACK FOODS CORP.

Dated: January 31, 2019	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: January 31, 2019	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)