Form 10-Q
period 2019-03-30
J&J SNACK FOODS CORP
filed 2019-05-02
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 2019

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:     0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6000 Central Highway, Pennsauken, NJ 08109

(Address of principal executive offices)

Telephone (856) 665-9533

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JJSF	The NASDAQ Global Select Market

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

               X     Yes                              No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 152-2 of the Exchange Act.

Large Accelerated filer (X)	Accelerated filer ( )

Non-accelerated filer ( )
Smaller reporting company ( )
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule bob-2 of the Exchange Act).

                    Yes                         X     No

As April 25, 2019, there were 18,817,451 shares of the Registrant’s Common Stock outstanding.

INDEX
Page
Number
Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – March 30, 2019 (unaudited) and September 29, 2018	3

Consolidated Statements of Earnings (unaudited) – Six months ended March 30, 2019 and March 31, 2018	4

Consolidated Statements of Comprehensive Income (unaudited) – Six Months Ended March 30, 2019 and March 31, 2018	5

Consolidated Statements of Changes In Stockholders’ Equity (unaudited) – Six Months Ended March 30, 2019 and March 31, 2018	6

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 30, 2019 and March 31, 2018	8

Notes to the Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II. Other Information

Item 6. Exhibits	30

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 30,	September 29,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$126,655	$111,479
Marketable securities held to maturity	22,228	21,048
Accounts receivable, net	130,204	132,342
Inventories	123,104	112,884
Prepaid expenses and other	4,904	5,044
Total current assets	407,095	382,797

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	303,096	290,396
Marketing equipment	299,923	290,955
Transportation equipment	9,058	8,929
Office equipment	30,803	30,752
Improvements	39,573	38,941
Construction in progress	9,847	8,468
Total Property, plant and equipment, at cost	721,376	697,517
Less accumulated depreciation and amortization	475,207	454,844
Property, plant and equipment, net	246,169	242,673

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	56,077	57,762
Marketable securities held to maturity	116,893	118,765
Marketable securities available for sale	21,151	24,743
Other	2,816	2,762
Total other assets	299,448	306,543
Total Assets	$952,712	$932,013

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$299	$324
Accounts payable	68,348	69,592
Accrued insurance liability	9,963	11,217
Accrued liabilities	8,284	8,031
Accrued compensation expense	15,904	20,297
Dividends payable	9,405	8,438
Total current liabilities	112,203	117,899

Long-term obligations under capital leases	611	753
Deferred income taxes	52,932	52,322
Other long-term liabilities	1,851	1,948

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,815,000 and 18,754,000 respectively	35,243	27,340
Accumulated other comprehensive loss	(13,044)	(11,994)
Retained Earnings	762,916	743,745
Total stockholders' equity	785,115	759,091
Total Liabilities and Stockholders' Equity	$952,712	$932,013

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 30,	March 31	March 30,	March 31
	2019	2018	2019	2018

Net Sales	$276,302	$266,101	$547,914	$531,311

Cost of goods sold(1)	197,054	188,823	391,803	380,754
Gross Profit	79,248	77,278	156,111	150,557

Operating expenses
Marketing (2)	21,952	22,507	43,394	44,083
Distribution (3)	22,122	22,417	46,074	43,576
Administrative (4)	9,998	9,004	19,241	18,360
Other general expense(income)	405	(191)	549	(231)
Total Operating Expenses	54,477	53,737	109,258	105,788

Operating Income	24,771	23,541	46,853	44,769

Other income (expense)
Investment income	2,782	1,493	3,822	2,982
Interest expense & other	(25)	(33)	(52)	476

Earnings before income taxes	27,528	25,001	50,623	48,227

Income taxes	7,174	7,168	12,743	(5,855)

NET EARNINGS	$20,354	$17,833	$37,880	$54,082

Earnings per diluted share	$1.08	$0.95	$2.00	$2.88

Weighted average number of diluted shares	18,891	18,803	18,894	18,790

Earnings per basic share	$1.08	$0.95	$2.02	$2.90

Weighted average number of basic shares	18,795	18,685	18,780	18,675

(1)

Includes share-based compensation expense of $225 and $464 for the three months and six months ended March 30, 2019, respectively and $199 and $417 for the three months and six months ended March 31, 2018,respectively.

(2)

Includes share-based compensation expense of $325 and $670 for the three months and six months ended March 30,2019, respectively and $309 and $648 for the three months and six months ended March 31, 2018,respectively.

(3)

Includes share-based compensation expense of $20 and $41 for the three months and six months ended March 30, 2019, respectively and $17 and $37 for the three months and six months ended March 31, 2018,respectively.

(4)

Includes share-based compensation expense of $390 and $756 for the three months and six months ended March 30, 2019, respectively and $389 and $766 for the three months and six months ended March 31, 2018,respectively.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018

Net Earnings	$20,354	$17,833	$37,880	$54,082

Foreign currency translation adjustments	394	1,898	(965)	(1,989)
Unrealized holding loss on marketable securities	-	(184)	-	(294)

Total Other Comprehensive Income (loss), net of tax	394	1,714	(965)	(2,283)

Comprehensive Income	$20,748	$19,547	$36,915	$51,799

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	20	1,704	-	-	1,704
Foreign currency translation adjustment	-	-	(1,359)	-	(1,359)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Dividends declared	-	-	-	(9,389)	(9,389)
Share-based compensation	-	972	-	-	972
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	17,526	17,526
Balance at December 29, 2018	18,774	$30,016	$(13,438)	$751,967	$768,545
Issuance of common stock upon exercise of stock options	34	3,451	-	-	3,451
Issuance of common stock for employee stock purchase plan	6	772	-	-	772
Foreign currency translation adjustment	-	-	394	-	394
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(9,405)	(9,405)
Share-based compensation	-	914	-	-	914
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	20,354	20,354
Balance at March 30, 2019	18,815	$35,243	$(13,044)	$762,916	$785,115

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 30, 2017	18,663	$17,382	$(8,875)	$673,815	$682,322
Issuance of common stock upon exercise of stock options	5	253	-	-	253
Foreign currency translation adjustment	-	-	(3,887)	-	(3,887)
Unrealized holding gain on marketable securities	-	-	(110)	-	(110)
Issuance of common stock under deferred stock plan	-	2	-	-	2
Dividends declared	-	-	-	(8,400)	(8,400)
Share-based compensation	-	952	-	-	952
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	36,249	36,249
Balance at December 30, 2017	18,668	$18,589	$(12,872)	$701,664	$707,381
Issuance of common stock upon exercise of stock options	21	1,951	-	-	1,951
Issuance of common stock for employee stock purchase plan	7	756	-	-	756
Foreign currency translation adjustment	-	-	1,898	-	1,898
Unrealized holding gain on marketable securities	-	-	(184)	-	(184)
Issuance of common stock under deferred stock plan	1	92	-	-	92
Dividends declared	-	-	-	(8,413)	(8,413)
Share-based compensation	-	868	-	-	868
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	17,833	17,833
Balance at March 31, 2018	18,697	$22,256	$(11,158)	$711,084	$722,182

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended

	March 30,	March 31,
	2019	2018
Operating activities:
Net earnings	$37,880	$54,082
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	21,890	21,360
Amortization of intangibles and deferred costs	1,747	1,779
Share-based compensation	1,931	1,914
Deferred income taxes	615	(15,360)
Gain on redemption and sales of marketable securities	284	(3)
Other	268	(150)
Changes in assets and liabilities net of effects from purchase of companies
Decrease (increase) in accounts receivable	2,003	(1,821)
Increase in inventories	(10,186)	(12,789)
Decrease (increase) in prepaid expenses	172	(2,560)
Decrease in accounts payable and accrued liabilities	(6,345)	(4,555)
Net cash provided by operating activities	50,259	41,897
Investing activities:
Purchases of property, plant and equipment	(26,351)	(26,281)
Purchases of marketable securities	(19,531)	(47,172)
Proceeds from redemption and sales of marketable securities	23,137	29,453
Proceeds from disposal of property and equipment	878	1,492
Other	(207)	86
Net cash used in investing activities	(22,074)	(42,422)
Financing activities:
Proceeds from issuance of stock	5,926	2,960
Payments on capitalized lease obligations	(167)	(188)
Payment of cash dividend	(17,825)	(16,239)
Net cash used in financing activities	(12,066)	(13,467)
Effect of exchange rate on cash and cash equivalents	(943)	(1,765)
Net increase (decrease) in cash and cash equivalents	15,176	(15,757)
Cash and cash equivalents at beginning of period	111,479	90,962
Cash and cash equivalents at end of period	$126,655	$75,205

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

The results of operations for the six months ended March 30, 2019 and March 31, 2018 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

 Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three Months Ended	Six Months Ended
	March 30, 2019	March 30, 2019
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

Beginning Balance	$1,923	$1,865
Additions to contract liability	1,337	3,028
Amounts recognized as revenue	(1,605)	(3,238)
Ending Balance	$1,655	$1,655

 Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

 Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $490,000 and $400,000 at March 30, 2019 and September 29, 2018, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $11,116,000 and $10,208,000 for the three months ended March 30, 2019 and March 31, 2018, respectively and $21,890,000 and $21,360,000 for the six months ended March 30, 2019 and March 31, 2018, respectively.

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

	Three Months Ended March 30, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$20,354	18,795	$1.08

Effect of Dilutive Securities
Options	-	96	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$20,354	18,891	$1.08

800 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 30, 2019.

	Six Months Ended March 30, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$37,880	18,780	$2.02

Effect of Dilutive Securities
Options	-	114	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$37,880	18,894	$2.00

800 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 30, 2019.

	Three Months Ended March 31, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$17,833	18,685	$0.95

Effect of Dilutive Securities
Options	-	118	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$17,833	18,803	$0.95

159,378 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 31, 2018.

	Six Months Ended March 31, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$54,082	18,675	$2.90

Effect of Dilutive Securities
Options	-	115	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$54,082	18,790	$2.88

159,378 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 31, 2018.

Note 5	At March 30, 2019, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Six months ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018

Stock Options	$449	$471	$1,078	$1,086
Stock purchase plan	68	66	137	266
Stock issued to an outside director	33	32	33	32
Restricted stock issued to an employee	-	1	-	2
Total share-based compensation	$550	$570	$1,248	$1,386

The above compensation is net of tax benefits	$410	$344	$683	$482

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2019 six months: expected volatility of 16.8%; risk-free interest rate of 2.7%; dividend rate of 1.2% and expected lives of 5 years.

During the fiscal year 2019 six month period, the Company granted 1,800 stock options. The weighted-average grant date fair value of these options was $26.33.

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

The total amount of gross unrecognized tax benefits is $404,000 and $394,000 on March 30, 2019 and September 29, 2018, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 30, 2019, and September 29, 2018, respectively, the Company has $269,000 and $259,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings for last year’s six months benefited from a $20.9 million gain on the remeasurement of deferred tax liabilities which was partially offset by a $1.2 million provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate was 28.7% in last year’s six months. Net earnings in this year’s six months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax was reduced as the amount recorded last year was an estimate. Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 27.0% in this year’s six months.

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

Note 8	Inventories consist of the following:

	March 30,	September 29,
	2019	2018
	(unaudited)
	(in thousands)

Finished goods	$59,493	$52,221
Raw materials	23,225	23,173
Packaging materials	11,002	9,780
Equipment parts and other	29,384	27,710
Total Inventories	$123,104	$112,884

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

	Three months ended		Six months ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018

Sales to External Customers:
Food Service
Soft pretzels	$49,812	$48,748	$98,803	$97,769
Frozen juices and ices	8,947	9,439	16,474	16,623
Churros	15,770	15,272	30,905	29,864
Handhelds	7,987	9,331	16,789	20,693
Bakery	90,764	90,813	192,873	185,746
Other	8,145	5,862	13,471	11,034
Total Food Service	$181,425	$179,465	$369,315	$361,729

Retail Supermarket
Soft pretzels	$10,829	$10,081	$21,015	$20,593
Frozen juices and ices	14,668	15,438	25,664	25,165
Handhelds	2,479	2,763	5,047	5,789
Coupon redemption	(507)	(618)	(1,201)	(1,369)
Other	340	420	699	982
Total Retail Supermarket	$27,809	$28,084	$51,224	$51,160

Frozen Beverages
Beverages	$33,603	$33,127	$65,039	$66,270
Repair and maintenance service	20,034	19,308	39,777	38,312
Machines revenue	13,161	5,854	22,065	13,327
Other	270	263	494	513
Total Frozen Beverages	$67,068	$58,552	$127,375	$118,422

Consolidated Sales	$276,302	$266,101	$547,914	$531,311

Depreciation and Amortization:
Food Service	$6,616	$6,041	$12,938	$13,139
Retail Supermarket	320	358	655	648
Frozen Beverages	5,066	4,754	10,044	9,352
Total Depreciation and Amortization	$12,002	$11,153	$23,637	$23,139

Operating Income :
Food Service	$19,580	$18,535	$38,041	$34,435
Retail Supermarket	2,641	2,534	4,088	5,092
Frozen Beverages	2,550	2,472	4,724	5,242
Total Operating Income	$24,771	$23,541	$46,853	$44,769

Capital Expenditures:
Food Service	$8,403	$6,259	$14,681	$15,700
Retail Supermarket	581	103	1,133	103
Frozen Beverages	5,530	5,296	10,537	10,478
Total Capital Expenditures	$14,514	$11,658	$26,351	$26,281

Assets:
Food Service	$705,724	$652,850	$705,724	$652,850
Retail Supermarket	23,338	23,783	23,338	23,783
Frozen Beverages	223,650	210,916	223,650	210,916
Total Assets	$952,712	$887,549	$952,712	$887,549

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 30, 2019 and September 29, 2018 are as follows:

	March 30, 2019		September 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE
Indefinite lived intangible assets
Trade names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non compete agreements	858	547	980	538
Customer relationships	19,900	8,989	20,510	8,600
License and rights	1,690	1,185	1,690	1,143
TOTAL FOOD SERVICE	$39,076	$10,721	$39,808	$10,281

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$6,557	$-	$6,557	$-

Amortized Intangible Assets
Trade names	649	324	649	260
Customer relationships	7,979	4,024	7,979	3,623
TOTAL RETAIL SUPERMARKETS	$15,185	$4,348	$15,185	$3,883

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	6,900	-

Amortized intangible assets
Customer relationships	257	89	257	76
Licenses and rights	1,400	898	1,400	863
TOTAL FROZEN BEVERAGES	$17,872	$987	$17,872	$939

CONSOLIDATED	$72,133	$16,056	$72,865	$15,103

Fully amortized intangible assets have been removed from the March 30, 2019 amounts.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

Aggregate amortization expense of intangible assets for the three months ended March 30, 2019 and March 31, 2018 was $831,000 and $931,000, respectively. Aggregate amortization expense of intangible assets for the six months ended March 30, 2019 and March 31, 2018 was $1,686,000 and $1,750,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,300,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021, and $2,300,000 in 2022 and in 2023. The weighted amortization period of the intangible assets is 10.7 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at March 30, 2019	$61,665	$3,670	$37,176	$102,511

Balance at September 29, 2018	$61,665	$3,670	$37,176	$102,511

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 30, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$136,241	$512	$459	$136,294
Certificates of Deposit	2,880	2	2	2,880
Total marketable securities held to maturity	$139,121	$514	$461	$139,174

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 30, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$5,549	$-	$362	$5,187
Preferred Stock	15,681	291	8	15,964
Total marketable securities available for sale	$21,230	$291	$370	$21,151

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2019, 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2019 through 2022, with $106 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 30, 2019 and September 29, 2018 are summarized as follows:

	March 30, 2019		September 29, 2018

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$22,228	$22,188	$21,048	$21,001
Due after one year through five years	116,893	116,986	118,765	117,313
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$139,121	$139,174	$139,813	$138,314
Less current portion	22,228	22,188	21,048	21,001
Long term held to maturity securities	$116,893	$116,986	$118,765	$117,313

Proceeds from the redemption and sale of marketable securities were $6,012,000 and $23,137,000 in the three and six months ended March 30,2019 and were $10,357,000 and $29,453,000 in the three and six months ended March 31, 2018, respectively. Realized losses of $18,000 and $17,000 were recorded in the three and six months ended March 30, 2019 and realized gains of $3,000 were recorded in each of the three and six months ended March 31, 2018. We use the specific identification method to determine the cost of securities sold. Under new accounting guidance adopted on the first day of this fiscal year, recognized unrealized gains on marketable securities of $760,000 and recognized unrealized losses of $267,000 were recorded in the three months and six months ended March 30, 2019, respectively.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended March 30, 2019			Six Months Ended March 30, 2019
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Gain		Foreign Currency	Holding Gain
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(13,438)	$-	$(13,438)	$(12,079)	$85	$(11,994)

Other comprehensive income (loss) before reclassifications	394	-	394	(965)	-	(965)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(85)	(85)

Ending Balance	$(13,044)	$-	$(13,044)	$(13,044)	$-	$(13,044)

	Three Months Ended March 31, 2018			Six Months Ended March 31, 2018
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Gain (Loss)		Foreign Currency	Holding Gain (Loss)
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(13,228)	$356	$(12,872)	$(9,341)	$466	$(8,875)

Other comprehensive income (loss) before reclassifications	1,898	(184)	1,714	(1,989)	(294)	(2,283)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	-	-

Ending Balance	$(11,330)	$172	$(11,158)	$(11,330)	$172	$(11,158)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.50 per share of its common stock payable on April 4, 2019, to shareholders of record as of the close of business on March 14, 2019.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027. In the three months and six months ended March 30, 2019 we did not purchase and retire any shares. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 384,506 shares remain to be purchased under this authorization.

In the three months ended March 30, 2019 and March 31, 2018, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $394,000 in accumulated other comprehensive loss in the 2019 second quarter and a decrease of $1,898,000 in accumulated other comprehensive loss in the 2018 second quarter. In the six-month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $965,000 in accumulated other comprehensive loss in the 2019 six-month period and an increase of $1,989,000 in accumulated other comprehensive loss in the 2018 six-month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 30, 2019.

RESULTS OF OPERATIONS

Net sales increased $10,201,000 or 4% to 276,302,000 for the three months and $16,603,000 or 3% to $547,914,000 for the six months ended March 30, 2019 compared to the three and six months ended March 31, 2018, respectively.

FOOD SERVICE

Sales to food service customers increased $1,960,000 or 1% in the second quarter to $181,425,000 and increased $7,586,000 or 2% to $369,315,000 for the six months. Soft pretzel sales to the food service market increased 2% to $49,812,000 in the three months and 1% to $98,803,000 in the six months due primarily to higher sales to school foodservice and throughout our customer base but with lower sales to restaurant chains in the second quarter.

Frozen juices and ices sales decreased 5% to $8,947,000 in the three months and 1% to $16,474,000 in the six months as sales to school food service were lower.

Churro sales to food service customers were up 3% in the quarter to $15,770,000 and up 3% to $30,905,000 in the six months with sales increases and decreases across our customer base.

Sales of bakery products were essentially unchanged at $90,764,000 in the second quarter and increased $7,127,000 or 4% to $192,873,000 for the six months. For the six months, sales to one co-pack customer accounted for approximately 55% of the sales increase and increased sales to warehouse club stores, schools and mass merchandising chains accounted for the balance of the sales increase.

Sales of handhelds decreased $1,344,000 or 14% in the quarter and $3,904,000 or 19% in the six months with the decrease primarily coming from lower sales to co-pack customers because of unsuccessful product launches. Sales of funnel cake increased $2,185,000, or 39%, to $7,732,000 in the quarter and $2,351,000, or 23%, to $12,692,000 in the six months due to sales to a quick service restaurant under a limited time offer program which ended in the second quarter.

Sales of new products in the first twelve months since their introduction were approximately $2 million in this quarter and $7 million in the six months. Price increases were approximately $4 million for the quarter and $7 million for the six months and net volume decreases were approximately $2 million of sales in the quarter and volume was essentially unchanged in the six months.

Operating income in our Food Service segment increased from $18,535,000 to $19,580,000 in the quarter and increased from $34,435,000 to $38,041,000 in the six months. For the quarter, operating income increased primarily because of lower marketing and distribution expenses and increased pricing.  For the six months, operating income improved primarily because of increased bakery sales, price increases and improved operations at several of our manufacturing facilities. Additionally, last year’s first quarter had the burden of shutdown costs of our Chambersburg, PA production facility. However, this year’s six months was impacted by approximately $1.4 million of higher distribution expenses primarily due to higher freight rates which increased with the implementation of the electronic logging device mandate in January 2018. Additionally, lower sales of our MARY B’s biscuits and related costs due to our recall in January 2018 impacted our operating income by approximately $500,000 in the first quarter.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $275,000 or 1% to $27,809,000 in the second quarter and were essentially unchanged at $51,224,000 for the six months. Soft pretzel sales for the second quarter were up 7% to $10,829,000 and up 2% to $21,015,000 for the six months due to increased sales of AUNTIE ANNE’S pretzels. Sales of frozen juices and ices decreased $770,000 or 5% to $14,668,000 in the second quarter and increased $499,000 or 2% in the six months. Handheld sales to retail supermarket customers decreased 10% to $2,479,000 in the quarter and 13% to $5,047,000 in the six months as the sales of this product line continue their long term decline.

Sales of new products in the second quarter were approximately $200,000 and were approximately $500,000 for the six months. Price increases provided about $300,000 of sales in the quarter and $900,000 of sales in the six months and net volume decreased by about $600,000 for the quarter and $900,000 for the six months.

Operating income in our Retail Supermarkets segment was $2,641,000 in this year’s second quarter compared to $2,534,000 in last year’s quarter, a 4% increase and decreased to $4,088,000 in this year’s six months compared to $5,092,000 in last year’s six months. For the quarter, operating income benefited from slightly lower marketing and distribution costs and increased pricing.  For the six months, increased product and distribution costs combined with the lack of a sales increase were the primary drivers of the decrease in operating income.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 15% to $67,068,000 in the second quarter and increased 8% to $127,375,000 in the six months. Beverage related sales were up 1% to $33,603,000 in the quarter but down 2% to $65,039,000 in the six months. Six months’ sales were down primarily because last year’s first quarter sales were up a very strong 21% compared to the prior year. Gallon sales were unchanged for the three months. Service revenue increased 4% to $20,034,000 in the second quarter and increased 4% to $39,777,000 in the six months with sales increases and decreases spread throughout our customer base.

Machines revenue (primarily sales of frozen beverage machines) were $13,161,000, an increase of $7,307,000 in the quarter and $22,065,000, an increase of $8,738,000 in the six months. Increases in sales to three customers accounted for the higher revenue in the quarter. Operating income in our Frozen Beverage segment increased to $2,550,000 in this quarter as a result of higher service and machines revenue but down $518,000 in the six months as a result of lower beverage sales and generally higher costs.

CONSOLIDATED

Gross profit as a percentage of sales was 28.68% in the second quarter and 29.04% last year.  Gross profit as a percentage of sales was 28.49% in the six month period this year and 28.34% last year. Gross profit percentage decreased in the second quarter because of the increase in lower margin machines revenue in our frozen beverages segment. Gross profit percentage for the six months increased because of improved operations at several of our manufacturing facilities, price increases and because last year had the burden of shutting down our Chambersburg, PA production facility and moving its production to other facilities.

Total operating expenses increased $740,000 in the second quarter and as a percentage of sales decreased to 19.7% from 20.2% last year. For the first half, operating expenses increased $3,470,000 and as a percentage of sales increased to 20.0% from 19.9% last year. Marketing expenses decreased to 7.9% of sales in this year’s quarter from 8.5% last year and were 7.9% in the six months compared to 8.3% of sales in last year’s six months primarily because of reduced spending across all of our segments. Distribution expenses were 8.0% of sales in the second quarter and 8.4% of sales in last year’s quarter and were 8.4% in this year’s six months compared to 8.2% of sales in last year’s six months. Distribution expenses increased as a percentage of sales for the six months primarily because of increased freight rates which increased with the implementation of the electronic logging device mandate in January 2018. Our second quarter benefitted from a slight moderation in rates compared to last year. Administrative expenses were 3.6% of sales in the second quarter compared to 3.4% of sales last year in the second quarter and were 3.5% in this year’s six months compared to 3.5% of sales in last year’s six months.

Operating income increased $1,230,000 or 5% to $24,771,000 in the three months and increased $2,084,000 or 5% to $46,853,000 in the first six months as a result of the aforementioned items.

Investment income increased by $1,289,000 and $840,000 in the second quarter and six months, respectively, resulting from higher amounts invested and higher interest rates. Additionally, the second quarter benefitted from recognized unrealized gains of $760,000 and the six months were impacted by $267,000 of recognized unrealized losses.

Other income for last year’s six months includes a $520,000 gain on a sale of property.

Net earnings increased $2,521,000, or 14%, in the current three month period to $20,354,000 and were $37,880,000 for the six month period this year compared to $54,082,000 for the six month period last year.

Net earnings for last year’s six months benefited from a $20.9 million gain, or $1.11 per diluted share, on the remeasurement of deferred tax liabilities which was partially offset by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate was 28.7% in last year’s six months. Net earnings in this year’s six months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax was reduced as the amount recorded last year was an estimate.  Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 27.0% in this year’s six months. Our effective tax rate for the second quarter this year was 26.1% and 28.7% for last year’s second quarter, as this year benefitted from tax credits on returns filed this quarter and a lower federal tax rate.

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

The Chief Executive Officer and the Chief Financial

Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 30, 2019, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.5 & 99.6	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, formatted in XBRL (extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: May 2, 2019	/s/ Gerald B. Shreiber
Gerald B. Shreiber Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 2, 2019	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)