Form 10-Q
period 2019-06-29
J&J SNACK FOODS CORP
filed 2019-08-01
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 29, 2019

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

As July 25, 2019, there were 18,840,904 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number
Part I. Financial Information

Item l.	Consolidated Financial Statements

	Consolidated Balance Sheets – June 29, 2019 (unaudited) and September 29, 2018	3

	Consolidated Statements of Earnings (unaudited) – Three and nine months ended June 29, 2019 and June 30, 2018	4

	Consolidated Statements of Comprehensive Income (unaudited) – Three and nine months Ended June 29, 2019 and June 30, 2018	5

	Consolidated Statements of Changes In Stockholders’ Equity (unaudited) – Nine months Ended June 29, 2019 and June 30, 2018	6

	Consolidated Statements of Cash Flows (unaudited) – Nine months Ended June 29, 2019 and June 30, 2018	8

	Notes to the Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 6.	Exhibits	29

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 29,	September 29,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$156,097	$111,479
Marketable securities held to maturity	40,809	21,048
Accounts receivable, net	146,553	132,342
Inventories	119,190	112,884
Prepaid expenses and other	4,146	5,044
Total current assets	466,795	382,797

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	307,787	290,396
Marketing equipment	307,077	290,955
Transportation equipment	9,534	8,929
Office equipment	30,958	30,752
Improvements	39,761	38,941
Construction in progress	12,978	8,468
Total Property, plant and equipment, at cost	737,171	697,517
Less accumulated depreciation and amortization	486,519	454,844
Property, plant and equipment, net	250,652	242,673

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	55,721	57,762
Marketable securities held to maturity	96,064	118,765
Marketable securities available for sale	21,032	24,743
Other	2,915	2,762
Total other assets	278,243	306,543
Total Assets	$995,690	$932,013

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$330	$324
Accounts payable	80,237	69,592
Accrued insurance liability	9,281	11,217
Accrued liabilities	14,098	8,031
Accrued compensation expense	17,177	20,297
Dividends payable	9,413	8,438
Total current liabilities	130,536	117,899

Long-term obligations under capital leases	714	753
Deferred income taxes	53,009	52,322
Other long-term liabilities	1,764	1,948

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,830,000 and 18,754,000 respectively	37,840	27,340
Accumulated other comprehensive loss	(12,548)	(11,994)
Retained Earnings	784,375	743,745
Total stockholders' equity	809,667	759,091
Total Liabilities and Stockholders' Equity	$995,690	$932,013

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Net Sales	$326,701	$306,239	$874,615	$837,550

Cost of goods sold(1)	225,352	211,764	617,155	592,518
Gross Profit	101,349	94,475	257,460	245,032

Operating expenses
Marketing (2)	26,398	25,589	69,792	69,672
Distribution (3)	24,447	24,325	70,521	67,901
Administrative (4)	10,668	9,654	29,909	28,014
Other general expense (income)	794	38	1,343	(193)
Total operating expenses	62,307	59,606	171,565	165,394

Operating Income	39,042	34,869	85,895	79,638

Other income (expense)
Investment income	1,953	1,705	5,775	4,687
Interest expense & other	1,972	(209)	1,920	267

Earnings before income taxes	42,967	36,365	93,590	84,592

Income taxes	12,095	10,236	24,838	4,381

NET EARNINGS	$30,872	$26,129	$68,752	$80,211

Earnings per diluted share	$1.63	$1.39	$3.64	$4.27

Weighted average number of diluted shares	18,947	18,822	18,912	18,801

Earnings per basic share	$1.64	$1.40	$3.66	$4.29

Weighted average number of basic shares	18,823	18,698	18,794	18,683

(1)

Includes share-based compensation expense of $271 and $735 for the three months and nine months ended June 29, 2019, respectively and $225 and $642 for the three months and nine months ended June 30, 2018.

(2)

Includes share-based compensation expense of $391 and $1,061 for the three months and nine months ended June 29, 2019, respectively and $349 and $998 for the three months and nine months ended June 30, 2018.

(3)

Includes share-based compensation expense of $24 and $65 for the three months and nine months ended June 29, 2019,, respectively and $20 and $56 for the three months and nine months ended June 30, 2018.

(4)

Includes share-based compensation expense of $435 and $1,191 for the three months and nine months ended June 29, 2019, respectively and $412 and $1,178 for the three months and nine months ended June 30, 2018.

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Net Earnings	$30,872	$26,129	$68,752	$80,211

Foreign currency translation adjustments	496	(2,359)	(469)	(4,348)
Unrealized holding loss on marketable securities	-	(253)	-	(547)

Total Other Comprehensive Income(loss)	496	(2,612)	(469)	(4,895)

Comprehensive Income	$31,368	$23,517	$68,283	$75,316

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	20	1,704	-	-	1,704
Foreign currency translation adjustment	-	-	(1,359)	-	(1,359)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Dividends declared	-	-	-	(9,389)	(9,389)
Share-based compensation	-	972	-	-	972
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	17,526	17,526
Balance at December 29, 2018	18,774	$30,016	$(13,438)	$751,967	$768,545
Issuance of common stock upon exercise of stock options	34	3,451	-	-	3,451
Issuance of common stock for employee stock purchase plan	6	772	-	-	772
Foreign currency translation adjustment	-	-	394	-	394
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(9,405)	(9,405)
Share-based compensation	-	914	-	-	914
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	20,354	20,354
Balance at March 30, 2019	18,815	$35,243	$(13,044)	$762,916	$785,115
Issuance of common stock upon exercise of stock options	15	1,499	-	-	1,499
Foreign currency translation adjustment	-	-	496	-	496
Dividends declared	-	-	-	(9,413)	(9,413)
Share-based compensation	-	1,098	-	-	1,098
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	30,872	30,872
Balance at June 29, 2019	18,830	$37,840	$(12,548)	$784,375	$809,667

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 30, 2017	18,663	$17,382	$(8,875)	$673,815	$682,322
Issuance of common stock upon exercise of stock options	5	253	-	-	253
Foreign currency translation adjustment	-	-	(3,887)	-	(3,887)
Unrealized holding loss on marketable securities	-	-	(110)	-	(110)
Issuance of common stock under deferred stock plan	-	2	-	-	2
Dividends declared	-	-	-	(8,400)	(8,400)
Share-based compensation	-	952	-	-	952
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	36,249	36,249

Balance at December 30, 2017	18,668	$18,589	$(12,872)	$701,664	$707,381
Issuance of common stock upon exercise of stock options	21	1,951	-	-	1,951
Issuance of common stock for employee stock purchase plan	7	756	-	-	756
Foreign currency translation adjustment	-	-	1,898	-	1,898
Unrealized holding loss on marketable securities	-	-	(184)	-	(184)
Issuance of common stock under deferred stock plan	1	92	-	-	92
Dividends declared	-	-	-	(8,413)	(8,413)
Share-based compensation	-	868	-	-	868
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	17,833	17,833

Balance at March 31, 2018	18,697	$22,256	$(11,158)	$711,084	$722,182

Issuance of common stock upon exercise of stock options	29	2,601	-	-	2,601
Foreign currency translation adjustment	-	-	(2,359)	-	(2,359)
Unrealized holding loss on marketable securities	-	-	(253)	-	(253)
Issuance of common stock under deferred stock plan	-	2	-	-	2
Dividends declared	-	-	-	(8,415)	(8,415)
Share-based compensation	-	982	-	-	982
Repurchase of common stock	(21)	(2,794)	-	-	(2,794)
Net earnings	-	-	-	26,129	26,129

Balance at June 30, 2018	18,705	$23,047	$(13,770)	$728,798	$738,075

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 29,	June 30,
	2019	2018
Operating activities:
Net earnings	$68,752	$80,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	33,374	31,929
Amortization of intangibles and deferred costs	2,586	2,639
Share-based compensation	3,006	2,874
Deferred income taxes	690	(12,502)
Loss on marketable securities	410	32
Other	350	(3)
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(14,289)	(7,530)
Increase in inventories	(6,257)	(13,020)
Decrease (increase) in prepaid expenses	957	(2,949)
Increase in accounts payable and accrued liabilities	11,584	3,606
Net cash provided by operating activities	$101,163	85,287
Investing activities:
Payment for purchases of companies, net of cash acquired	(1,155)	-
Purchases of property, plant and equipment	(42,136)	(43,344)
Purchases of marketable securities	(24,056)	(65,227)
Proceeds from redemption and sales of marketable securities	29,721	51,417
Proceeds from disposal of property, plant and equipment	1,463	1,895
Other	(212)	171
Net cash used in investing activities	(36,375)	(55,088)
Financing activities:
Payments to repurchase common stock	-	(2,794)
Proceeds from issuance of stock	7,426	5,561
Payments on capitalized lease obligations	(33)	(278)
Payment of cash dividend	(27,230)	(24,652)
Net cash used in financing activities	(19,837)	(22,163)
Effect of exchange rate on cash and cash equivalents	(333)	(3,370)
Net increase in cash and cash equivalents	$44,618	$4,666
Cash and cash equivalents at beginning of period	111,479	90,962
Cash and cash equivalents at end of period	$156,097	$95,628

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

The results of operations for the nine months ended June 29, 2019 and June 30, 2018 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

 Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three Months Ended	Nine Months Ended
	June 29, 2019	June 29, 2019
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

Beginning Balance	$1,655	$1,865
Additions to contract liability	1,271	4,299
Amounts recognized as revenue	(1,499)	(4,737)
Ending Balance	$1,427	$1,427

 Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

 Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $665,000 and $400,000 at June 29, 2019 and September 29, 2018, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $11,484,000 and $10,569,000 for the three months ended June 29, 2019 and June 30, 2018, respectively and $33,374,000 and $31,929,000 for the nine months ended June 29, 2019 and June 30, 2018, respectively.

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

	Three Months Ended June 29, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$30,872	18,823	$1.64

Effect of Dilutive Securities
Options	-	124	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$30,872	18,947	$1.63

163,170 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 29, 2019.

	Nine Months Ended June 29, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$68,752	18,794	$3.66

Effect of Dilutive Securities
Options	-	118	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$68,752	18,912	$3.64

163,670 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 29, 2019.

	Three Months Ended June 30, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$26,129	18,698	$1.40

Effect of Dilutive Securities
Options	-	124	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$26,129	18,822	$1.39

1,000 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 30, 2018.

	Nine Months Ended June 30, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$80,211	18,683	$4.29

Effect of Dilutive Securities
Options	-	118	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$80,211	18,801	$4.27

1,000 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 30, 2018.

Note 5	At June 29, 2019, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Nine months ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
	(in thousands)

Stock Options	$663	$473	$1,741	$1,559
Stock purchase plan	187	89	324	355
Stock issued to an outside director	17	16	50	48
Restricted stock issued to an employee	-	1	-	3
Total share-based compensation	$867	$579	$2,115	$1,965

The above compensation is net of tax benefits	$254	$427	$937	$909

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2019 nine months: expected volatility of 16.8%; risk-free interest rate of 2.2%; dividend rate of 1.2% and expected lives of 5 years.

During the fiscal year 2019 nine month period, the Company granted 165,170 stock options. The weighted-average grant date fair value of these options was $26.29.

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

The total amount of gross unrecognized tax benefits is $409,000 and $394,000 on June 29, 2019 and September 29, 2018, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 29, 2019, and September 29, 2018, respectively, the Company has $274,000 and $259,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings for last year’s nine months benefited from a $20.9 million gain on the remeasurement of deferred tax liabilities which was partially offset by a $1.2 million provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate was 28.4% in last year’s nine months. Net earnings in this year’s nine months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax was reduced as the amount recorded last year was an estimate.  Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 27.5% in this year’s nine months.

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

In January 2016,  the FASB issued guidance which requires an entity to measure equity investments at fair value with changes in fair value recognized in net income, to use the price that would be received by a seller when measuring the fair value of financial instruments for disclosure purposes, and which eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.  Under prior guidance, changes in fair value of equity investments available for sale were recognized in Stockholders’ Equity.   We adopted this guidance on the first day of our 2019 fiscal year. The adoption of this guidance on our consolidated financial statements was not material.

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

Note 8 Inventories consist of the following:

	June 29,	September 29,
	2019	2018
	(unaudited)
	(in thousands)

Finished goods	$55,282	$52,221
Raw materials	22,910	23,173
Packaging materials	10,754	9,780
Equipment parts and other	30,244	27,710
Total Inventories	$119,190	$112,884

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

	Three months ended		Nine months ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$55,867	$53,880	$154,670	$151,649
Frozen juices and ices	13,862	12,825	30,336	29,448
Churros	18,888	16,739	49,793	46,603
Handhelds	8,550	9,974	25,339	30,667
Bakery	95,299	93,082	288,172	278,828
Other	6,105	5,201	19,576	16,235
Total Food Service	$198,571	$191,701	$567,886	$553,430

Retail Supermarket
Soft pretzels	$7,294	$7,332	$28,309	$27,925
Frozen juices and ices	26,515	28,785	52,179	53,950
Handhelds	3,063	2,960	8,110	8,749
Coupon redemption	(962)	(1,278)	(2,163)	(2,647)
Other	642	733	1,341	1,715
Total Retail Supermarket	$36,552	$38,532	$87,776	$89,692

Frozen Beverages
Beverages	$56,937	$49,131	$121,976	$115,401
Repair and maintenance service	22,514	19,693	62,291	58,005
Machines revenue	11,810	6,856	33,875	20,183
Other	317	326	811	839
Total Frozen Beverages	$91,578	$76,006	$218,953	$194,428

Consolidated Sales	$326,701	$306,239	$874,615	$837,550

Depreciation and Amortization:
Food Service	$6,973	$6,237	$19,911	$19,376
Retail Supermarket	335	332	990	980
Frozen Beverages	5,015	4,860	15,059	14,212
Total Depreciation and Amortization	$12,323	$11,429	$35,960	$34,568

Operating Income:
Food Service	$21,154	$19,663	$59,195	$54,098
Retail Supermarket	3,651	3,203	7,739	8,295
Frozen Beverages	14,237	12,003	18,961	17,245
Total Operating Income	$39,042	$34,869	$85,895	$79,638

Capital Expenditures:
Food Service	$8,665	$10,172	$23,346	$25,872
Retail Supermarket	597	273	1,730	376
Frozen Beverages	6,523	6,618	17,060	17,096
Total Capital Expenditures	$15,785	$17,063	$42,136	$43,344

Assets:
Food Service	$752,117	$672,861	$752,117	$672,861
Retail Supermarket	24,349	24,215	24,349	24,215
Frozen Beverages	219,224	217,156	219,224	217,156
Total Assets	$995,690	$914,232	$995,690	$914,232

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 29, 2019 and September 29, 2018 are as follows:

	June 29, 2019		September 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE
Indefinite lived intangible assets
Trade names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non-compete agreements	858	622	980	538
Customer relationships	19,900	9,473	20,510	8,600
Licenses and rights	1,690	1,206	1,690	1,143
TOTAL FOOD SERVICE	$39,076	$11,301	$39,808	$10,281

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$6,557	$-	$6,557	$-

Amortized Intangible Assets
Trade names	649	357	649	260
Customer relationships	7,979	4,223	7,979	3,623
TOTAL RETAIL SUPERMARKETS	$15,185	$4,580	$15,185	$3,883

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	6,900		6,900	-

Amortized intangible assets
Customer relationships	737	95	257	76
Licenses and rights	1,400	916	1,400	863
TOTAL FROZEN BEVERAGES	$18,352	$1,011	$17,872	$939

CONSOLIDATED	$72,613	$16,892	$72,865	$15,103

Fully amortized intangible assets have been removed from the June 29, 2019 amounts. Intangible assets of $480,000 were acquired in the Frozen Beverages segment in the third quarter.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

Aggregate amortization expense of intangible assets for the three months ended June 29, 2019 and June 30, 2018 was $836,000 and $876,000, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 29, 2019 and June 30, 2018 was $2,521,000 and $2,626,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,300,000 in 2019, $3,000,000 in 2020, $2,400,000 in 2021, and $2,300,000 in 2022 and in 2023. The weighted amortization period of the intangible assets is 10.7 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at June 29, 2019	$61,665	$3,670	$37,176	$102,511

Balance at September 29, 2018	$61,665	$3,670	$37,176	$102,511

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 29, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$133,993	$1,011	$125	$134,879
Certificates of Deposit	2,880	5	-	2,885
Total marketable securities held to maturity	$136,873	$1,016	$125	$137,764

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 29, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$5,549	$-	$394	$5,155
Preferred Stock	15,681	254	58	15,877
Total marketable securities available for sale	$21,230	$254	$452	$21,032

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2019, 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2019 through 2022, with $112 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 29, 2019 and September 29, 2018 are summarized as follows:

	June 29, 2019		September 29, 2018

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$40,809	$40,895	$21,048	$21,001
Due after one year through five years	96,064	96,869	118,765	117,313
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$136,873	$137,764	$139,813	$138,314
Less current portion	40,809	40,895	21,048	21,001
Long term held to maturity securities	$96,064	$96,869	$118,765	$117,313

Proceeds from the redemption and sale of marketable securities were $6,584,800 and $29,721,000 in the three and nine months ended June 29, 2019 and were $21,964,000 and $51,417,000 in the three and nine months ended June 30, 2018, respectively. Realized losses of $8,000 and $25,000 were recorded in the three and nine months ended June 29, 2019 and realized losses of $35,000 and $32,000 were recorded in the three and nine months ended June 30, 2018, respectively. We use the specific identification method to determine the cost of securities sold. Under new accounting guidance adopted on the first day of this fiscal year, recognized unrealized losses on marketable securities of $118,000 and $385,000 were recorded in the three months and nine months ended June 29, 2019, respectively.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 29, 2019			Nine Months Ended June 29, 2019
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Gain		Foreign Currency	Holding Gain
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(13,044)	$-	$(13,044)	$(12,079)	$85	$(11,994)

Other comprehensive income (loss) before reclassifications	496	-	496	(469)	-	(469)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(85)	(85)

Ending Balance	$(12,548)	$-	$(12,548)	$(12,548)	$-	$(12,548)

	Three Months Ended June 30, 2018			Nine Months Ended June 30, 2018
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Gain (Loss)		Foreign Currency	Holding Gain (Loss)
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(11,330)	$172	$(11,158)	$(9,341)	$466	$(8,875)

Other comprehensive loss before reclassifications	(2,359)	(328)	(2,687)	(4,348)	(622)	(4,970)

Amounts reclassified from accumulated other comprehensive income	-	75	75	-	75	75

Ending Balance	$(13,689)	$(81)	$(13,770)	$(13,689)	$(81)	$(13,770)

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.50 per share of its common stock payable on July 3, 2019, to shareholders of record as of the close of business on June 12, 2019.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027. In the three months and nine months ended June 29, 2019 we did not purchase and retire any shares. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 384,506 shares remain to be purchased under this authorization.

Fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $496,000 in accumulated other comprehensive loss in the 2019 third quarter and an increase of $2,359,000 in accumulated other comprehensive loss in the 2018 third quarter. In the nine-month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $469,000 in accumulated other comprehensive loss in the 2019 nine-month period and an increase of $4,348,000 in accumulated other comprehensive loss in the 2018 nine-month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 29, 2019.

RESULTS OF OPERATIONS

Net sales increased $20,462,000 or 7% to $326,701,000 for the three months and $37,065,000 or 4% to $874,615,000 for the nine months ended June 29, 2019 compared to the three and nine months ended June 30, 2018, respectively.

FOOD SERVICE

Sales to food service customers increased $6,870,000 or 4% in the third quarter to $198,571,000 and increased $14,456,000 or 3% to $567,886,000 for the nine months. Soft pretzel sales to the food service market increased 4% to $55,867,000 in the three months and 2% to $154,670,000 in the nine months due primarily to higher sales to convenience store chains. Two chains accounted for about 3/4 of the sales increase in the third quarter and about 1/2 of the increase in the nine months.

Frozen juices and ices sales increased 8% to $13,862,000 in the three months and 3% to $30,336,000 in the nine months as sales to warehouse club stores accounted for over 60% of the increase in the third quarter and all of the increase in the nine months.

Churro sales to food service customers were up 13% in the quarter to $18,888,000 and up 7% to $49,793,000 in the nine months with strong sales to warehouse club stores and general increases and decreases across our customer base.

Sales of bakery products increased $2,217,000 or 2% to $95,299,000 in the third quarter and increased $9,344,000 or 3% to $288,172,000 for the nine months as sales were higher to school foodservice and were up and down across our customer base.

Sales of handhelds decreased $1,424,000 or 14% in the quarter and $5,328,000 or 17% in the nine months with the decrease primarily coming from lower sales to co-pack customers because of unsuccessful product launches. Sales of funnel cake increased $522,000 or, 10%, to $5,616,000 in the quarter and $2,873,000, or 19%, to $18,308,000 in the nine months. The nine months sales increase was primarily sales to a quick service restaurant under a limited time offer program which ended in the second quarter.

Sales of new products in the first twelve months since their introduction were approximately $4 million in this quarter and $11 million in the nine months. Price increases were approximately $4 million for the quarter and $11 million for the nine months and net volume increases were approximately $3 million of sales in the quarter and in the nine months.

Operating income in our Food Service segment increased from $19,663,000 to $21,154,000 in the quarter and increased from $54,098,000 to $59,195,000 in the nine months. For the quarter, operating income increased primarily because of increased volume, lower distribution expenses and increased pricing but was impacted by approximately $600,000 of costs related to prior years’ product recalls.  For the nine months, operating income improved primarily because of increased volume, price increases, lower marketing expenses and improved operations at several of our manufacturing facilities. Additionally, last year’s first quarter included shutdown costs of our Chambersburg, PA production facility. However, this year’s nine months, all in the first quarter, was impacted by approximately $900,000 of higher distribution expenses primarily due to higher freight rates which increased with the implementation of the electronic logging device mandate in January 2018. Additionally, lower sales of our MARY B’s biscuits and related costs due to our recall in January 2018 impacted our operating income by approximately $500,000 in last year’s first quarter.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $1,980,000 or 5% to $36,552,000 in the third quarter and decreased $1,916,000 or 2% to $87,776,000 for the nine months. Soft pretzel sales for the third quarter were down less than 1% to $7,294,000 and up 1% to $28,309,000 for the nine months. Sales of frozen juices and ices decreased $2,270,000 or 8% to $26,515,000 in the third quarter and decreased $1,771,000 or 3% in the nine months as we lost some volume and placements due to price increases. Handheld sales to retail supermarket customers increased 3% to $3,063,000 in the quarter and were down 7% to $8,110,000 in the nine months as the sales of this product line continue their long-term decline.

Sales of new products in the third quarter were approximately $200,000 and were approximately $1 million for the nine months. Price increases provided about $1.1 million of sales in the quarter and $2.0 million of sales in the nine months and net volume decreased by about $3.1 million for the quarter and $4.0 million for the nine months.

Operating income in our Retail Supermarkets segment increased to $3,651,000 in this year’s third quarter from $3,203,000 in last year’s quarter, a 14% increase and decreased to $7,739,000 in this year’s nine months compared to $8,295,000 in last year’s nine months. For the quarter, operating income benefited from lower marketing and distribution costs and increased pricing.  For the nine months, increased product costs combined with lower volume were the primary drivers of the decrease in operating income.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 20% to $91,578,000 in the third quarter and increased 13% to $218,953,000 in the nine months.  Beverage related sales were up 16% to $56,937,000 in the quarter due in large part to increased sales to one distributor of about $4 million and up 6% to $121,976,000 in the nine months.   The increased sales to this one distributor did not benefit operating income.  Sales to this distributor may continue to be higher into our fourth quarter. Gallon sales were up 2% for the three months.  Service revenue increased 14% to $22,514,000 in the third quarter and increased 7% to $62,291,000 in the nine months with sales increases and decreases spread throughout our customer base, but with significant increases in sales to two customers.

Machines revenue (primarily sales of frozen beverage machines) was $11,810,000, an increase of $4,954,000, in the quarter and $33,875,000, an increase of $13,692,000, in the nine months. Increases in sales to three customers accounted for the higher revenue in the quarter. Operating income in our Frozen Beverages segment increased to $14,237,000, or 19%, in this quarter and was up $1,716,000, or 10%, to $18,961,000 in the nine months primarily as a result of the increases in sales.

CONSOLIDATED

Gross profit as a percentage of sales was 31.02% in the third quarter and 30.85% last year.  Gross profit as a percentage of sales was 29.44% in the nine month period this year and 29.26% last year. Gross profit percentage for the quarter and nine months increased because of improved operations at several of our manufacturing facilities, price increases and because last year had the burden of shutting down our Chambersburg, PA production facility and moving its production to other facilities.

Total operating expenses increased $2,701,000 in the third quarter and as a percentage of sales decreased to 19.1% from 19.5% last year. For the nine months, operating expenses increased $6,171,000 and as a percentage of sales decreased to 19.6% from 19.7% last year. Marketing expenses decreased to 8.1% of sales in this year’s quarter from 8.4% last year and were 8.0% in the nine months compared to 8.3% of sales in last year’s nine months primarily because of controlled spending across all of our segments. Distribution expenses were 7.5% of sales in the third quarter and 7.9% of sales in last year’s quarter and were 8.1% in both year’s nine months. Distribution expenses as a percentage of sales were lower in the third quarter primarily because freight rates have dropped compared to last year. Administrative expenses were 3.3% of sales in the third quarter compared to 3.2% of sales last year in the third quarter and were 3.4% in this year’s nine months compared to 3.3% of sales in last year’s nine months. Other general operating expense in this year’s quarter includes $621,000 of costs related to prior years’ product recalls.

Operating income increased $4,173,000 or 12% to $39,042,000 in the three months and increased $6,257,000 or 8% to $85,895,000 the first nine months as a result of the aforementioned items.

Investment income increased by $248,000 and $1,088,000 in the third quarter and nine months, respectively, resulting from higher amounts invested and higher interest rates. Additionally, the third quarter and nine months were impacted by $118,000 and $385,000 of recognized unrealized losses.

This year’s other income in the third quarter includes a $2.0 million payment received from a customer due to cancellation of production under a co-manufacturing agreement. Our sales of the product line cancelled were $121,000 and $1.2 million in the three and nine months ended June 30, 2018 and we have not had any sales since June 30, 2018. Other income for last year’s nine months includes a $520,000 gain on a sale of property.

Net earnings increased $4,743,000, or 18%, in the current three month period to $30,872,000 and were $68,752,000 for the nine month period this year compared to $80,211,000 for the nine month period last year.

Net earnings for last year’s nine months benefited from a $20.9 million gain, or $1.11 per diluted share, on the remeasurement of deferred tax liabilities which was partially offset by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Excluding the deferred tax gain and the one time repatriation tax, our effective tax rate was 28.4% in last year’s nine months. Net earnings in this year’s nine months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax was reduced as the amount recorded last year was an estimate.  Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 27.5% in this year’s nine months. Our effective tax rate for the third quarter this year was 28.1% and 28.1% for last year’s third quarter, as this year benefitted from tax credits on returns filed this year and a lower federal tax rate.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 29, 2019, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of
31.2		the Sarbanes-Oxley Act of 2002

99.5	&	Certification Pursuant to the 18 U.S.C.
99.6		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019, formatted in XBRL (extensible Business Reporting Language):
		(i)	Consolidated Balance Sheets,
		(ii)	Consolidated Statements of Earnings,
		(iii)	Consolidated Statements of Comprehensive Income,
		(iv)	Consolidated Statements of Cash Flows and
		(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: August 1, 2019	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: August 1, 2019	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)