Form 10-K
period 2019-09-28
J&J SNACK FOODS CORP
filed 2019-11-27
CIK 785956

ICEE

LUIGI'S
REAL ITALIAN ICE

*Our people have a*

# KNACK FOR SNACKS

J&J SNACK FOODS CORP.

## 2019 ANNUAL REPORT

# PROFILE

Traded Ticker "JJSF" on Nasdaq

Selling in national and international markets

foodservice
retail supermarkets
frozen beverage

Three core business groups

48

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

# HIGHLIGHTS

## *Fiscal year ended in September*

(In thousands except per share data)

| | 2019 | 2018 | 2017 | 2016 | 2015 | 2014 | 2013 | 2012 | 2011 | 2010 |
|---|---|---|---|---|---|---|---|---|---|---|
| Net Sales | $1,186,487 | $ 1,138,265 | $1,084,224 | $ 992,781 | $ 976,256 | $ 919,451 | $ 867,683 | $ 830,796 | $ 744,071 | $ 696,703 |
| Net Earnings | $ 94,819 | $ 103,596 | $ 79,174 | $ 75,975 | $ 70,183 | $ 71,814 | $ 64,381 | $ 54,118 | $ 55,063 | $ 48,409 |
| Total Assets | $1,019,339 | $ 932,013 | $ 867,228 | $ 790,487 | $ 739,669 | $ 704,773 | $ 645,661 | $ 603,044 | $ 550,816 | $ 483,994 |
| Long-Term Debt | $ ____ | $ ____ | $ ____ | $ ____ | $ ____ | $ ____ | $ ____ | $ ____ | $ ____ | $ ____ |
| Capital Leases | $ 1,057 | $ 1,077 | $ 1,244 | $ 1,600 | $ 1,469 | $ 520 | $ 347 | $ 687 | $ 801 | $ 863 |
| Stockholders' Equity | $ 833,751 | $ 759,091 | $ 682,322 | $ 637,974 | $ 599,919 | $ 562,518 | $ 516,565 | $ 475,487 | $ 432,388 | $ 380,575 |
| **Common Share Data** | | | | | | | | | | |
| EPS-Diluted | $ 5.00 | $ 5.51 | $ 4.21 | $ 4.05 | $ 3.73 | $ 3.82 | $ 3.41 | $ 2.86 | $ 2.93 | $ 2.59 |
| Shares Outstanding | 18,895 | 18,754 | 18,663 | 18,668 | 18,676 | 18,663 | 18,677 | 18,780 | 18,727 | 18,491 |
| Dividends/Share | $ 2.00 | $ 1.80 | $ 1.68 | $ 1.56 | $ 1.44 | $ 1.28 | $ 0.64 | $ 0.52 | $ 0.47 | $ 0.43 |

**NET SALES**
*(in thousands)*

$696,703
$744,071
$830,796
$867,683
$919,451
$976,256
$992,781
$1,084,224
$1,138,265
$1,186,487
'10
'11
'12
'13
'14
'15
'16
'17
'18
'19

**NET EARNINGS**
*(in thousands)*

$48,409
$55,063
$54,118
$64,381
$71,814
$70,183
$75,975
$79,174
$103,596
$94,819
'10
'11
'12
'13
'14
'15
'16
'17
'18
'19

**STOCKHOLDERS' EQUITY**
*(in thousands)*

$380,575
$432,388
$475,487
$516,565
$562,518
$599,919
$637,974
$682,322
$759,091
$833,751
'10
'11
'12
'13
'14
'15
'16
'17
'18
'19

# PRESIDENT'S LETTER

## *To Our Shareholders and Friends:*

We are pleased to report our 48th year of consecutive revenue growth for J&J Snack Foods Corp!

- Sales grew to $1.186 Billion - a 4% increase

- Operating income increased 6% to $117.0 million although our net earnings and earnings per share (EPS) decreased as a result of benefits from the Tax Cuts and Jobs Act in the prior year.

***We are proud of our facilities, product niches and distribution network; however, it is our people who are our greatest strength and the foundation of our success.***

Since 1971, we have been an entrepreneurial company built on our employees' dedication, knowledge and love for the overall food industry and J&J Snack Foods. We invest in our people as an investment in our future, just as we do in our facilities and business units. Our people **Have a Knack for Snacks** and are a pillar of our growth in 2020 and beyond.

We have grown our business every year, through organic growth, strategic acquisitions and a sharp eye for identifying new snacking opportunities. With crisp execution in the short term and vision for the long-term, JJSF has grown itself into a diversified food company that has emerged as a major player in the snack food industry.

Looking ahead, I remain confident that J&J Snack Foods has the portfolio, capabilities and people to deliver sustainable, profitable growth for you, our owners.

Our financial strength remains rock solid. Our balance sheet has over $343 million of cash and cash equivalents and marketable securities at year-end. We are and will remain conservative with our discipline and liberal with our thinking as we search for acquisitions and new opportunities. In the coming years, we will continue to focus on making long term investments in our business to grow sales, add capabilities and make operational improvements.

I'd like to extend my sincere thanks to the dedicated members of the J&J Snack Foods team who **Have a Knack for Snacks,** and working diligently each and every day to support the Company and its' efforts.

Sincerely,
Gerald B. Shreiber

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                                 TO

Commission File No. 000-14616

Registrant's telephone number, including area code: (856) 665-9533

J&J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6000 Central Highway	08109
Pennsauken, New Jersey	(Zip Code)
(Address of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JJSF	The NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Yes  ☒               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

March 29, 2019 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $2,393,370,414, based on the last sale price on March 29, 2019 of $158.54 per share. As of November 11, 2019, 18,898,529 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 11, 2020 are incorporated by reference into Part III of this report.

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

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL, BRAUHAUS, AUNTIE ANNE’S* and BAVARIAN BAKERY, frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE, PHILLY SWIRL, SOUR PATCH** and MINUTE MAID*** brand names, churros marketed primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing. J & J believes it is the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and dough enrobed handheld products sold under the PATIO brand and other smaller brands as well. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

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

*	AUNTIE ANNE’S is a registered trademark of Auntie Anne’s LLC
**	SOUR PATCH is a registered trademark of Mondelçz International Group
***	Minute Maid is a registered trademark of the Coca-Cola Company

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL and AUNTIE ANNE’S, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, SOUR PATCH sticks, ICEE Squeeze-Up Tubes and dough enrobed handheld products including PATIO burritos. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 21% of the Company’s revenue in fiscal year 2019, 21% in 2018 and 20% in 2017

Certain of the Company’s soft pretzels qualify under USDA regulations as the nutritional equivalent of bread for purposes of the USDA school lunch program, thereby enabling a participating school to obtain partial reimbursement of the cost of the Company’s soft pretzels from the USDA.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, SOUR PATCH, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 10% of the Company’s revenue in fiscal year 2019, 10% in 2018 and 11% in 2017.

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

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2019, 6% in 2018 and 6% in 2017. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the PATIO, SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 4% of the Company’s sales in fiscal year 2019, 5% in 2018 and 5% in 2017.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 32% of the Company’s sales in fiscal year 2019, 33% in 2018 and 32% in 2017.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 15% of the Company’s revenue in fiscal year 2019, 15% in 2018 and 15% in 2017.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 11% of the Company’s sales in fiscal year 2019, 10% in 2018 and 9% in 2017.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors or rebuilt by the Company.

The Company provides managed service and/or products to approximately 145,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to the entire continental United States (except for portions of two states) as well as internationally.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 42% of our sales during fiscal years 2019, 2018 and 2017, respectively, with our largest customer accounting for 11% of our sales in 2019, 9-1/2% of our sales in 2018 and 9-1/2% of our sales in 2017. Four of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $33,906,000, $32,459,000 and $31,001,000 in fiscal years 2019, 2018 and 2017, respectively. At September 28, 2019, the total assets of our foreign operations were approximately $26 million or 2.6% of total assets which was significantly less than the prior year as we moved cash to the United States. At September 29, 2018, the total assets of our foreign operations were approximately $45 million or 4.8% of total assets.

Employees

The Company has about 4,600 full and part time employees and approximately 1,500 workers employed by staffing agencies as of September 28, 2019.  About 1,200 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

Risks of Shortages or Increased Costs of Labor

Our businesses operate in highly competitive markets.  The labor market in the United States is very competitive and the unemployment rate is at historic lows.  We depend on the skills, working relationships, and continued services of key personnel, including our experienced management team. We must hire, train and develop effective employees. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, train, and retain other talented personnel.   In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. Any such loss or failure could adversely affect our product sales, financial condition, and operating results.

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

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 42% of our sales during fiscal years 2019, 2018 and 2017, respectively, with our largest customer accounting for 11% of our sales in 2019, 9-1/2% of our sales in 2018 and 9-1/2% of our sales in 2017.

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

Risks Relating to Manufacturing and Distribution

Our ability to purchase, manufacture and distribute products is critical to our success. Because we source certain products from single manufacturing sites, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, or on favorable terms, it could have a negative impact on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with various customers. We are also subject to risks of other business disruptions associated with our dependence on production facilities and distribution systems. Natural disasters, terrorist activity, cyberattacks or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition and cash flows, including the potential for long-term loss of product placement with our customers.

Risks Relating to the Availability and Costs of Transportation

Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could also negatively impact our financial results. We pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and such surcharges can be substantial. Any sudden or dramatic increases in the price of diesel fuel would serve to increase our fuel surcharges and our cost of goods sold. If we were unable to pass higher freight costs to our customers in the form of price increases, those higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Relating to Manufacturing Capacity Constraints

Our current manufacturing resources may be inadequate to meet significantly increased demand for some of our food products. Our ability to increase our manufacturing capacity depends on many factors, including the equipment delivery, construction lead-times, installation, qualification, regulatory permitting and regulatory requirements. A lack of sufficient manufacturing capacity to meet demand could cause our customer service levels to decrease, which may negatively affect customer demand for our products and customer relations generally, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, operating facilities at or near capacity may also increase production and distribution costs and negatively affect relations with our employees or contractors, which could result in disruptions in our operations.

New Jersey Law and Provisions of Our Amended and Restated Certificate of Incorporation and Bylaws May Inhibit a Change In Control

The New Jersey Shareholders' Protection Act, N.J.S.A. 14A:10A-1, et seq., may delay, deter or prevent a change in control by prohibiting the Company from engaging in a business combination transaction with an interested shareholder for a period of five years after the person becomes an interested stockholder, even if a majority of our shareholders believe a change in control would be in the best interests of the Company and its shareholders. In addition, our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that may delay, deter or prevent a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions of our Amended and Restated Certificate of Incorporation and Bylaws that could delay, deter or prevent a future acquisition include the following:

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

Risks Relating to Gerald B. Shreiber

Gerald B. Shreiber is the founder, President, Chief Executive Officer and Chairman of the Board of Directors of the Company and the current beneficial owner of 19% of its outstanding common stock. Our Amended and Restated Certificate of Incorporation provides that Mr. Shreiber has three votes on any matter to be acted upon by the Board of Directors (subject to certain adjustments). Therefore, he and one other director would have the ability to approve any matter before the Board. The performance of the Company is greatly impacted by his leadership and decisions.

Risk Related to Increases in our Health Insurance Costs

The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions.  Because of the breadth and complexity of health care regulations as well as other health care reform legislation considered by Congress and state legislatures, we cannot predict with certainty the future effect of these laws on us.  A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws or the enforcement of the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislations could have a negative impact on our financial position and results of operations.

Risk Related to Product Changes

There are risks in the marketplace related to trade and consumer acceptance of product improvements, packing initiatives and new product introductions.

Risks Related to Changes in the Business

Our ability to successfully manage changes to our business processes, including selling, distribution, product capacity, information management systems and the integration of acquisitions, will directly affect our results of operations.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $33,906,000, $32,459,000 and $31,001,000 in fiscal years 2019, 2018 and 2017, respectively. At September 28, 2019, the total assets of our foreign operations were approximately $26 million or 2.6% of total assets which was significantly less than the prior year as we moved cash to the United States. At September 29, 2018, the total assets of our foreign operations were approximately $45 million or 4.8% of total assets.

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

We may experience difficulties in implementing the final phases of our new enterprise resource planning system. We are in the late stages of a multi-year implementation of a new enterprise resource planning system (“ERP”), which is replacing our existing financial and operating systems. The design and implementation of this new ERP has required an investment of significant personnel and financial resources, including substantial expenditures for outside consultants and software. We may not be able to implement the ERP successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to implement the new ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.

Risks Associated with Real or Perceived Safety Issues Regarding our Food Products

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We can be impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The Company leases a 48,000 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2026. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which lease expires May 2021.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 29, 2018 and September 28, 2019.

	Common Stock Market Price

			Dividend
	High	Low	Declared

Fiscal 2018
First quarter	$157.33	$127.00	$0.4500
Second quarter	153.99	128.53	0.4500
Third quarter	158.41	125.98	0.4500
Fourth quarter	159.05	139.90	0.4500

Fiscal 2019
First quarter	$162.80	$138.65	$0.5000
Second quarter	162.84	138.40	0.5000
Third quarter	167.50	150.61	0.5000
Fourth quarter	196.84	159.63	0.5000

As of September 28, 2019, we had approximately 23,000 beneficial shareholders.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027.

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

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

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2017, 2018 and 2019.

	Fiscal year ended in September (In thousands except per share data)

	2019	2018	2017	2016	2015

Net Sales	$1,186,487	$1,138,265	$1,084,224	$992,781	$976,256
Net Earnings	$94,819	$103,596	$79,174	$75,975	$70,183
Total Assets	$1,019,339	$932,013	$867,228	$790,487	$739,669
Long-Term Debt	$-	$-	$-	$-	$-
Capital Lease Obligations	$1,057	$1,077	$1,244	$1,600	$1,469
Stockholders' Equity	$833,751	$759,091	$682,322	$637,974	$599,919
Common Share Data
Earnings Per Diluted Share	$5.00	$5.51	$4.21	$4.05	$3.73
Earnings Per Basic Share	$5.04	$5.54	$4.23	$4.07	$3.76
Common Shares Outstanding At Year End	18,895	18,754	18,663	18,668	18,676
Cash Dividends Declared Per Common Share	$2.00	$1.80	$1.68	$1.56	$1.44

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Revenue Recognition - We adopted the new revenue recognition guidance on the first day of our fiscal 2019 year using a modified retrospective approach; however, we did not record a cumulative-effect adjustment from initially applying the standard as the adoption did not have a material impact on our financial position or results of operations. We completed a review of customer contracts and evaluated the impact of the new standard on certain common practices currently employed by us. We also finalized our assessment of the impact on our accounting policies, processes, system requirements, internal controls and disclosures.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Fiscal Year Ended
	September 28,	September 29,
	2019	2018
	(in thousands)

Beginning Balance	$1,865	$1,956
Additions to contract liability	6,308	6,887
Amounts recognized as revenue	(6,839)	(6,978)
Ending Balance	$1,334	$1,865

Disaggregation of Revenue

See Note O of the Notes to our Consolidated Financial Statements for disaggregation of our net sales by class of similar product and type of customer.

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

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $389,000, $259,000 and $122,000 for the fiscal years 2019, 2018 and 2017, respectively. At September 28, 2019 and September 29, 2018, our accounts receivables were $140,938,000 and $132,342,000 net of an allowance for doubtful accounts of $572,000 and $400,000.

Asset Impairment – We have three reporting units with goodwill totaling $102,511,000 as of September 28, 2019. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 28, 2019 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,700 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 28, 2019 and September 29, 2018 was $1,392,000 and $2,058,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2019 and 2018 was $3,300,000 and $4,100,000 respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $8,700,000 and $9,200,000 at September 28, 2019 and September 29, 2018, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 28, 2019 and September 29, 2018, we had outstanding letters of credit totaling $9,275,000.

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

RESULTS OF OPERATIONS:

Fiscal 2019 (52 weeks) Compared to Fiscal Year 2018 (52 weeks)

Net sales increased $48,222,000, or 4%, to $1,186,487,000 in fiscal 2019 from $1,138,265,000 in fiscal 2018.

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

FOOD SERVICE

Sales to food service customers increased $15,659,000, or 2 percent, to $761,603,000 in fiscal 2019. Soft pretzel sales to the food service market increased about 1/3 of 1 percent to $209,227,000 for the year with higher sales to convenience store chains offset by lower sales to restaurant chains and with sales increases and decreases throughout our customer base. Our line of BRAUHAUS pretzels contributed to the increased sales. Frozen juice bar and ices sales increased $1,308,000, or 3%, to $43,672,000 for the year due primarily to higher sales to warehouse club stores. Churro sales to food service customers were up 7% to $65,976,000 for the year with sales increases and decreases across our customer base but with particularly strong sales to warehouse club stores. Sales of bakery products increased $13,245,000, or 4%, to $384,636,000 for the year with increased sales to one customer accounting for all of the increase. Handheld sales to food service customers were down 19% to $31,685,000 in 2019 with sales decreases to three customers accounting for all of the decrease. Sales of funnel cake increased $3,223,000, or 15% to $24,793,000 due primarily to increased sales to a quick service restaurant under a limited time offer in our second quarter. Overall food service sales to restaurant chains were down about 2% for the year. Sales of new products in the first twelve months since their introduction were approximately $13.5 million for the year. Price increases accounted for approximately $15 million of sales for the year and net volume including new product sales were essentially flat. Operating income in our Food Service segment increased from $74,056,000 in 2018 to $78,130,000 in 2019 resulting from benefits of improved operations at several of our manufacturing facilities and increased pricing.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $1,663,000 or 1% to $119,276,000 in fiscal year 2019. Soft pretzel sales to retail supermarkets were $36,264,000 compared to $36,438,000 in 2018. Strong pretzel sales increases from sales of AUNTIE ANNE’S products were offset by lower sales of our SUPER PRETZEL products. Sales of frozen juices and ices decreased $684,000 or 1% to $73,751,000 as we lost some volume and placements due to price increases. Coupon redemption costs, a reduction of sales, decreased 19% to $3,596,000 for the year.  Handheld sales to retail supermarket customers decreased 12% to $10,902,000 for the year as sales of this product line in retail supermarkets continues its long-term decline.

Sales of new products in the first twelve months since their introduction were approximately $1 million in fiscal year 2019. Price increases provided about $4 million of sales for the year and net volume decreased about $5.5 million for the year. Operating income in our Retail Supermarkets segment increased from $8,304,000 to $8,876,000 for the year. The primary contribution to the higher operating income this year was increased pricing.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 13% to $305,608,000 in fiscal 2019. Beverage sales alone increased 7% or $10,883,000 for the year with increases and decreases throughout our customer base. About one third of the beverage sales increase was from increased flow through sales to one distributor which did not benefit operating income. Gallon sales were up 3% in our base ICEE business, with sales increases spread throughout our customer base. Service revenue increased 8% to $85,103,000 for the year with sales increases and decreases spread throughout our customer base. Machines revenue, primarily sales of machines, increased from $28,652,000 in 2018 to $45,811,000 in 2019 with sales to two customers accounting for most of the increase. The estimated number of Company owned frozen beverage dispensers was 26,000 and 25,000 at September 28, 2019 and September 29, 2018, respectively. Operating income in our Frozen Beverage segment increased from $28,415,000 in 2018 to $29,950,000 in 2019 as a result of higher sales.

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

Gross profit as a percentage of sales was essentially unchanged at 29.53% in 2019 and 29.54% in 2018 as the benefits of improved operations at several of our manufacturing facilities and increased pricing were offset by increases in lower margin sales of machines in our frozen beverages segment and increases in lower margin sales of bakery products in our food service segment.

Total operating expenses increased $7,934,000 to $233,445,000 in fiscal 2019 and as a percentage of sales decreased to 19.68% of sales from 19.81% in 2018. Marketing expenses decreased to 8.13% this year from 8.38% of sales in 2018 because of modest spending increases in all of our businesses. Distribution expenses as a percent of sales decreased to 8.00% from 8.11% in 2018 because freight rates have dropped from last year. Administrative expenses were 3.43% and 3.32% of sales in 2019 and 2018, respectively.

Operating income increased $6,181,000 or 6% to $116,956,000 in fiscal year 2019 as a result of the aforementioned items.

Our investments generated before tax income of $7.7 million this year, up from $6.3 million last year due to increases in the amount of investments and higher interest rates.

Other income in 2019 includes a $2.0 million payment received from a customer due to cancellation of production under a co-manufacturing agreement.

Other income in 2018 includes $520,000 gain on a sale of property and $869,000 reimbursement of business interruption losses due to the MARY B’s biscuits recall in January 2018.

Other expenses in 2017 include $1,070,000 of expenses incurred to acquire Hill & Valley, the ICEE distributor and Labriola Bakery.

Net earnings for the year ended September 29, 2018 benefited from a $20.7 million gain, or $1.11 per diluted share, on the remeasurement of deferred tax liabilities and a $8.8 million, or $0.47 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017 which was partially offset by a $1.2 million, or $.06 per diluted share, provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Net earnings for the year were also impacted by a $1.4 million, or $.07 per diluted share, expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018. Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate was 27.7% in the year ended September 29, 2018. Net earnings this year benefitted by a reduction of approximately $900,000 in tax as the provision for the one-time repatriation tax was reduced as the amount recorded last year was an estimate.  Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% for this year.

Net earnings decreased $8,777,000 or 8%, in fiscal 2019 to $94,819,000, or $5.00 per diluted share, from $103,596,000, or $5.51 per diluted share, in fiscal 2018 as a result of the aforementioned items.

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

FOOD SERVICE

Sales to food service customers increased $44,150,000 or 6%, to $745,944,000 in fiscal 2018. Excluding the extra week in 2017, sales increased approximately 9% from 2017 to 2018. Excluding Hill & Valley and Labriola sales and the extra week in 2017, sales increased approximately 4% for the year. Soft pretzel sales to the food service market increased 16% to $208,544,000 for the year with strong sales to restaurant chains and movie theatres and with sales increases and decreases throughout our customer base. Our new line of BRAUHAUS pretzels contributed to the increased sales. Excluding Labriola sales, soft pretzel sales increased 10%. Frozen juice bar and ices sales decreased $7,105,000, or 14%, to $42,364,000 for the year due primarily to lower sales to warehouse club stores because of a loss of a promotion and because of reduced distribution. Churro sales to food service customers were down 2% to $61,726,000 for the year with sales increases and decreases across our customer base but with particularly low sales to one warehouse club store which last year had sales of a new product since discontinued. Sales of bakery products increased $20,034,000, or 6%, for the year. Excluding Hill & Valley and Labriola sales, bakery sales were down about 1/4 of 1% for the year with sales increases and decreases spread across our customer base. Handheld sales to food service customers were up 5% to $38,928,000 in 2018 with sales increases to two customers accounting all of the increase. Sales of funnel cake increased $1,611,000, or 8% to $21,570,000 due primarily to increased sales to school food service. Overall food service sales to restaurant chains were strong for the year. Sales of new products in the first twelve months since their introduction were approximately $20 million for the year. Price increases accounted for approximately $8.5 million of sales for the year and net volume increases including new product sales and sales of the acquired businesses accounted for approximately $36 million of sales for the year. Operating income in our Food Service segment decreased from $81,208,000 in 2017 to $74,056,000 in 2018. Operating income this year was impacted by approximately $5.3 million of higher distribution expenses primarily due to higher fuel costs and the January 2018 implementation of the electronic logging device mandate. Additionally, lower sales of our MARY B’s biscuits and related costs due to our recall in early January impacted our operating income by approximately $1.8 million for the year. Operating income was also impacted by generally higher costs for payroll and insurance, added personnel in the selling function, product mix changes and significantly lower volume concentrated in specific facilities and higher cost of ingredients. Operating income in the first quarter was impacted by inefficiencies at our Labriola production facility which was acquired in the fourth quarter 2017 (compounded by the integration of products previously manufactured at other facilities) and shutdown costs of our Chambersburg facility. Operating income was also impacted by idle overhead during an upgrade of one of our production facilities. Hill & Valley contributed improved operating income of $1.7 million compared to last year. Last year’s operating income included a $1.8 million gain on an insurance recovery related to product quality issues in our 2016 fiscal year which was recorded as a reduction of cost of goods sold.

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

FROZEN BEVERAGES

Frozen beverage and related product sales increased 3% to $271,382,000 in fiscal 2018. Excluding sales from the extra week in 2017, sales increased approximately 5% from 2017 to 2018. Excluding the acquired ICEE distributor and the extra week in 2017, sales increased approximately 4% for the year. Beverage sales alone increased 5% or $7,470,000 for the year with increases and decreases throughout our customer base. Gallon sales were up 6% in our base ICEE business, with sales increases spread throughout our customer base. Service revenue increased 6% to $78,805,000 for the year with sales increases and decreases spread throughout our customer base. Sales of beverage machines, which tend to fluctuate from year to year while following no specific trend, decreased from $27,073,000 in 2017 to $23,781,000 in 2018. The estimated number of Company owned frozen beverage dispensers was 24,000 and 25,000 at September 28, 2019 and September 29, 2018, respectively. Operating income in our Frozen Beverage segment increased from $26,272,000 in 2017 to $28,415,000 in 2018 as a result of higher beverage sales and service revenue.

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

Net earnings for the year ended September 28, 2019 benefited from a $20.7 million, or $1.11 per diluted share, gain on the remeasurement of deferred tax liabilities and a $8.8 million, or $0.47 per diluted share, reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017.  Net earnings for the year were impacted by a $1.2 million, or $.06 per diluted share, provision for the one-time repatriation tax required under the new federal tax law and by a $1.4 million, or $.07 per diluted share, expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018.  Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate decreased to 27.7% from 35.2% in the prior year reflecting the reduction in the federal statutory rate to 21% from 35% on January 1, 2018.  Last year’s effective tax rate benefited from an unusually high tax benefit on share based compensation of $3,061,000 which compares to this year’s tax benefit of $1,935,000. We are presently estimating an effective tax rate of 26-27% for our fiscal year 2019.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $909,000 in accumulated other comprehensive loss in 2019, $2,738,000 in accumulated other comprehensive loss in 2018 and a decrease of $3,745,000 in accumulated other comprehensive loss in 2017. In 2019, sales of the two subsidiaries were $33,906,000 as compared to $32,459,000 in 2018 and $31,001,000 in 2017.

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027.

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

In November 2016, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 28, 2019 or at September 29, 2018. The significant financial covenants are:

•	Tangible net worth must initially be more than $465 million.

•	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 28, 2019.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2019 and 2018 was $3,300,000 and $4,100,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 28, 2019 and September 29, 2018, we had outstanding letters of credit totaling $9,275,000.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)

		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt, including current maturities	$-	$-	$-	$-	$-
Capital lease obligations	1,057	339	505	213	-
Purchase commitments	100,000	97,000	3,000	-	-
Operating leases	79,538	14,814	23,177	15,959	25,588
Total	$180,595	$112,153	$26,682	$16,172	$25,588

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2019 Compared to Fiscal 2018

Cash and cash equivalents and marketable securities held to maturity and available for sale increased $66,714,000 or 24%, to $342,749,000 from a year ago for reasons described below.

Accounts receivables, net increased $8,596,000, or 6%, to $140,938,000 in 2019 because of higher sales in this year’s September month and timing of collections. Inventories increased $3,281,000 or 3% to $116,165,000 in 2019 due to higher sales this year and inventory build to support increased service revenue in our frozen beverages business.

Prepaid expenses and other was $5,768,000 compared to $5,044,000 last year, as prepaid income tax increased by $787,000.

Net property, plant and equipment increased $10,775,000 to $253,448,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets. Although purchases of property, plant and equipment decreased to $57,128,000 in 2019 from $60,022,000 in 2018, we have completed and have ongoing several large projects across our manufacturing base to modernize our facilities to have state-of-the-art systems to produce high quality products, increase capacity and move some production closer to our customers. We are continually looking for opportunities to invest in projects at our manufacturing facilities that have a financial payback on capital invested with the goal of improving efficiency and reducing operating costs.

Goodwill was $102,511,000 for fiscal year 2019 and $102,511,000 in 2018.

Other intangible assets, less accumulated amortization decreased $2,840,000 to $54,922,000 due to amortization during the year net of $480,000 of additions in our frozen beverage segment.

Marketable securities available for sale and held to maturity decreased by $14,202,000 to $150,354,000 as we decreased our holdings of corporate bonds and available for sale securities.

Accounts Payables increased 4% to $72,029,000 from $69,592,000 in 2018.

Accrued insurance liability decreased 7% to $10,457,000 as our estimates for incurred but not yet paid claims under our group insurance and insurance liability programs decreased from a year ago.

Accrued compensation expense increased 4% to $21,154,000 due to an increase in our bonus accrual.

Dividends payable increased to $9,447,000 as our quarterly dividend payment increased to $.50/share from $.45/share.

Deferred income tax liabilities increased $9,598,000 to $61,920,000 from $52,322,000 because of increased liabilities related to depreciation of property and equipment.

Common stock increased $18,404,000 to $45,744,000 in 2019 because of proceeds from the exercise of incentive and nonqualified stock options and stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense.

Net cash provided by operating activities increased $24,132,000 to $147,499,000 in 2019 primarily because of an increase of accounts payable and accrued liabilities of $2,150,000 compared to an decrease of $1,736,000 in 2018, an increase of $744,000 in prepaid expenses and other compared to an increase of prepaid expenses and other in 2018 of $1,120,000, and an increase in inventories of $3,231,000 compared to an increase of $9,639,000 in 2018.

Net cash used in investing activities decreased $29,776,000 to $43,363,000 in 2019 from $73,139,000 in 2018 primarily because proceeds, net of purchases, of marketable securities of $13,067,000 in 2019 compared to purchases, net of proceeds, of marketable securities of $15,810,000 in 2018.

Net cash used in financing activities of $27,336,000 in 2018 decreased to $22,826,000 in 2019 primarily because we did not repurchase any common stock in 2019 and proceeds from the issuance of common stock for stock option exercises was $5,288,000 higher in 2019 compared to 2018.

In 2019, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, changes in accounts receivable, accounts payable and accrued liabilities and changes in deferred tax liabilities, purchases of property, plant and equipment and payments of cash dividends. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are proceeds from borrowings, repurchases of our common stock, payments of long-term debt and purchases of companies. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 28, 2019, we may borrow in the future depending on our needs.

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

In 2018, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our net earnings, depreciation and amortization of fixed assets, changes in accounts receivable, accounts payable and accrued liabilities and changes in deferred tax liabilities, purchases of property, plant and equipment, payments of cash dividend and the repurchase of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are proceeds from borrowings, payments of long-term debt and purchases of companies. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. From time to time, we have repurchased common stock and we anticipate that we will do so again in the future. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 28, 2019, we may borrow in the future depending on our needs.

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for operating leases and purchase commitments as of September 28, 2019.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 28, 2019, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 28, 2019, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 28, 2019, because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 28, 2019. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 28, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 28, 2019, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 28, 2019.  Their report, dated November 27, 2019, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 11, 2020 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	77	Chairman of the Board, President, Chief Executive Officer and Director
Dennis G. Moore	63	Senior Vice President, Chief Financial Officer Treasurer and Director
Robert M. Radano	70	Senior Vice President,Sales and Chief Operating Officer
Dan Fachner	59	President of The ICEE Company Subsidiary
Gerard G. Law	45	Senior Vice President and Assistant to the President
Robert J. Pape	62	Senior Vice President Sales

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

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 11, 2020 (“2019 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2019 Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 11, 2020 is incorporated herein by reference.

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

Information concerning executive compensation appearing in the Company’s 2019 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 28, 2019.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a) )

Equity compensation plans approved by security holders	802,000	$128.25	916,000

Equity compensation plans not approved by security holders	-	-	-

Total	802,000	$128.25	916,000

Column A includes 436,000 from stock option plans that were replaced subsequent to September 30, 2017. Those plans have been replaced by a plan, approved by shareholders in February 2018, that has 454,000 shares available for future issuance as of the date of this Form 10-K.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2019 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2019 Proxy Statement is incorporated herein by reference.

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 28, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows,
(v)	Consolidated Statement of Changes in Stockholders' Equity and
(vi)	The Notes to the Consolidated Financial Statements

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________

*Compensatory Plan

**Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

November 27, 2019	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 27, 2019	/s/ Gerald B. Shreiber
Gerald B. Shreiber,
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

November 27, 2019	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)

November 27, 2019	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 27, 2019	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 27, 2019	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended September 28, 2019 (52 weeks, 52 weeks and 53 weeks, respectively), and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 29, 2018 (52 weeks, 52 weeks and 53 weeks, respectively), in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 27, 2019 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Net Revenue Adjustments

As described in Note A to the consolidated financial statements, contracts with customers include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemption. Variable consideration is treated as a reduction in revenue when the related revenue is recognized, and is recorded using the most likely amount method, with updates to estimates and related accruals of variable consideration occurring each period based on historical experience and changes in circumstances.

We identified the estimation of the reserves for these net revenue adjustments by management as a critical audit matter because the inputs and assumptions utilized by management in estimating these reserves, including consistency of historical data and contract pricing, require significant judgment and create a high degree of estimation uncertainty. Consequently, auditing these assumptions requires subjective auditor judgment.

Our audit procedures related to the estimation of the reserves included the following, among others.

●	We obtained an understanding of management’s processes and controls over calculating the reserves for net revenue adjustments, including understanding relevant inputs and assumptions.
●

We tested the design and operating effectiveness of key controls relating to the calculation of the reserves for net revenue adjustments, including key management review controls over the period-end accrual of allowances, end-user pricing adjustments, trade spending, coupon redemption costs, returned product and other adjustments.

●	We re-performed management’s process for calculating the reserves for net revenue adjustments.
●

We evaluated key inputs and assumptions relevant to the net revenue adjustments, including contractual pricing and rebate arrangements with customers, historical allowance data and other contractual arrangements, which were compared to source documents.

●

We considered transactions subsequent to year end occurring up to the date of our auditor’s opinion, which involved inspecting customer contracts and relevant source documents submitted by customers in conjunction with the allowance, including end-user pricing adjustment, trade spending, coupon redemption, return or other adjustments.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1984.

Philadelphia, Pennsylvania

November 27, 2019

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 28, 2019, and our report dated November 27, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 27, 2019

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 28,	September 29,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$192,395	$111,479
Marketable securities held to maturity	51,091	21,048
Accounts receivable, net	140,938	132,342
Inventories	116,165	112,884
Prepaid expenses and other	5,768	5,044
Total current assets	506,357	382,797

Property, plant and equipment, at cost	676,724	570,295
Less accumulated depreciation and amortization	423,276	327,622
Property, plant and equipment, net	253,448	242,673

Other assets
Goodwill	102,511	102,511
Other intangible assets, net	54,922	57,762
Marketable securities held to maturity	79,360	118,765
Marketable securities available for sale	19,903	24,743
Other	2,838	2,762
Total other assets	259,534	306,543
Total Assets	$1,019,339	$932,013

Liabilities and Stockholders' Equity
Current Liabilities
Current obligations under capital leases	$339	$324
Accounts payable	72,029	69,592
Accrued insurance liability	10,457	11,217
Accrued liabilities	7,808	8,031
Accrued compensation expense	21,154	20,297
Dividends payable	9,447	8,438
Total current liabilities	121,234	117,899

Long-term obligations under capital leases	718	753
Deferred income taxes	61,920	52,322
Other long-term liabilities	1,716	1,948

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,895,000 and 18,754,000 respectively	45,744	27,340
Accumulated other comprehensive loss	(12,988)	(11,994)
Retained Earnings	800,995	743,745
Total stockholders' equity	833,751	759,091
Total Liabilities and Stockholders' Equity	$1,019,339	$932,013

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal Year Ended

	September 28,	September 29,	September 30,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(53 weeks)

Net Sales	$1,186,487	$1,138,265	$1,084,224
Cost of goods sold	836,086	801,979	753,201
Gross Profit	350,401	336,286	331,023

Operating expenses
Marketing	96,428	95,405	94,394
Distribution	94,888	92,281	81,824
Administrative	40,721	37,757	36,843
Other expense (income)	1,408	68	(145)
Total operating expenses	233,445	225,511	212,916
Operating Income	116,956	110,775	118,107

Other income (expenses)
Investment income	7,741	6,267	5,289
Interest expense & other	1,880	1,110	(1,196)

Earnings before income taxes	126,577	118,152	122,200

Income taxes	31,758	14,556	43,026

NET EARNINGS	$94,819	$103,596	$79,174

Earnings per diluted share	$5.00	$5.51	$4.21

Weighted average number of diluted shares	18,959	18,817	18,816

Earnings per basic share	$5.04	$5.54	$4.23

Weighted average number of basic shares	18,812	18,694	18,707

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended

	September 28,	September 29,	September 30,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(53 weeks)

Net Earnings	$94,819	$103,596	$79,174

Foreign currency translation adjustments	(909)	(2,738)	3,745
Unrealized holding (loss) gain on marketable securities	-	(455)	795
Amount reclassified from accumulated other comprehensive income	-	74	-
Total Other Comprehensive (Loss) income, net of tax	(909)	(3,119)	4,540

Comprehensive Income	$93,910	$100,477	$83,714

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 24, 2016	18,668	$25,332	$(13,415)	$626,057	$637,974
Issuance of common stock upon exercise of stock options	124	5,826	-	-	5,826
Issuance of common stock for employee stock purchase plan	13	1,405	-	-	1,405
Foreign currency translation adjustment	-	-	3,745	-	3,745
Unrealized holding gain on marketable securities	-	-	795	-	795
Issuance of common stock under deferred stock plan	1	94	-	-	94
Dividends declared	-	-	-	(31,416)	(31,416)
Share-based compensation	-	2,954	-	-	2,954
Repurchase of common stock	(143)	(18,229)	-	-	(18,229)
Net earnings	-	-	-	79,174	79,174

Balance at September 30, 2017	18,663	$17,382	$(8,875)	$673,815	$682,322
Issuance of common stock upon exercise of stock options	98	7,371	-	-	7,371
Issuance of common stock for employee stock purchase plan	13	1,523	-	-	1,523
Foreign currency translation adjustment	-	-	(2,738)	-	(2,738)
Unrealized holding gain on marketable securities	-	-	(381)	-	(381)
Issuance of common stock under deferred stock plan	1	97	-	-	97
Dividends declared	-	-	-	(33,666)	(33,666)
Share-based compensation	-	3,761	-	-	3,761
Repurchase of common stock	(21)	(2,794)	-	-	(2,794)
Net earnings	-	-	-	103,596	103,596

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	128	12,658	-	-	12,658
Issuance of common stock for employee stock purchase plan	12	1,516	-	-	1,516
Foreign currency translation adjustment	-	-	(909)	-	(909)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Issuance of common stock under deferred stock plan	1	91	-	-	91
Dividends declared	-	-	-	(37,654)	(37,654)
Share-based compensation	-	4,139	-	-	4,139
Net earnings	-	-	-	94,819	94,819
Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	September 28,	September 29,	September 30,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(53 weeks)

Operating activities:
Net earnings	$94,819	$103,596	$79,174
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	45,225	42,939	38,211
Amortization of intangibles and deferred costs	3,385	3,538	4,234
Gains from disposals of property & equipment	(347)	(912)	(346)
Amortization of bond premiums	730	1,012	1,189
Share-based compensation	4,230	3,858	3,048
Deferred income taxes	9,637	(10,392)	7,847
Loss (gain) on sale of marketable securities	404	140	(14)
Changes in assets and liabilities, net of effects from purchase of companies:
Increase in accounts receivable, net	(8,759)	(7,917)	(20,370)
Increase in inventories	(3,231)	(9,639)	(7,410)
(Increase) decrease in prepaid expenses and other	(744)	(1,120)	10,265
Increase (decrease) in accounts payable and accrued liabilities	2,150	(1,736)	9,521
Net cash provided by operating activities	147,499	123,367	125,349
Investing activities:
Payments for purchases of companies, net of cash acquired	(1,156)	-	(47,698)
Purchases of property, plant and equipment	(57,128)	(60,022)	(72,180)
Purchases of marketable securities	(26,091)	(91,112)	(39,923)
Proceeds from redemption and sales of marketable securities	39,158	75,302	22,997
Proceeds from disposal of property, plant and equipment	2,050	2,639	1,935
Other	(196)	54	(450)
Net cash used in investing activities	(43,363)	(73,139)	(135,319)
Financing activities:
Payments to repurchase common stock	-	(2,794)	(18,229)
Proceeds from issuance of common stock	14,174	8,894	7,231
Payments on capitalized lease obligations	(356)	(370)	(356)
Payment of cash dividend	(36,644)	(33,066)	(30,859)
Net cash used in financing activities	(22,826)	(27,336)	(42,213)
Effect of exchange rates on cash and cash equivalents	(394)	(2,375)	2,493
Net increase (decrease) in cash and cash equivalents	80,916	20,517	(49,690)
Cash and cash equivalents at beginning of year	111,479	90,962	140,652
Cash and cash equivalents at end of year	$192,395	$111,479	$90,962

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (the Company) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the food service and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our fiscal years 2019 and 2018 comprise 52 weeks. Our 2017 fiscal year comprised 53 weeks. All references to 2017 fiscal year refer to that 53 week period.

1.	Principles of Consolidation

The consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the accounts of J & J Snack Foods Corp. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

2.	Revenue Recognition

On  September 30, 2018, we adopted ASC 606, “Revenue from Contracts with Customers” and all the related amendments to ASC 606 in relation to all contracts that were not completed or expired as of September 30, 2018, using the modified retrospective method. There was no adjustment made to the opening balance of retained earnings as a result of applying ASC 606. Results for reporting periods beginning September 30, 2018 are presented under ASC 606, while the comparative information is not restated and will continue to be reported under the accounting standards in effect for those periods.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14.8 million at September 28, 2019 and $13.6 million at September 29, 2018.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Fiscal Year Ended
	September 28,	September 29,
	2019	2018
	(in thousands)

Beginning Balance	$1,865	$1,956
Additions to contract liability	6,308	6,887
Amounts recognized as revenue	(6,839)	(6,978)
Ending Balance	$1,334	$1,865

Disaggregation of Revenue

See Note O for disaggregation of our net sales by class of similar product and type of customer.

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

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totaling approximately $21 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 15 customers with accounts receivable balances of between $1 million and $10 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 42% of our sales during fiscal years 2019, 2018 and 2017, respectively, with our largest customer accounting for 11% of our sales in 2019, 9-1/2% of our sales in 2018 and 9-1/2% of our sales in 2017. Four of the ten customers are food distributors who sell our product to many end users.

About 27% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2019, 2018 or 2017.

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 28, 2019 and September 29, 2018, our accounts receivables were $140,938,000 and $132,342,000, net of an allowance for doubtful accounts of $572,000 and $400,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 28, 2019 consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in investment income. The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 28, 2019 and September 29, 2018, the total amount of gross unrecognized tax benefits is $414,000 and $394,000; respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  We had $279,000 of accrued interest and penalties as of September 28, 2019 and $259,000 as of September 29, 2018. We did not recognize any penalties and interest resulting from tax settlements in the years ended September 28, 2019 and September 29, 2018.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 29, 2018	$394
Additions based on tax positions related to the current year	20
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 28, 2019	$414

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Net earnings for the year ended September 29, 2018 benefited from a $20.7 million gain on the remeasurement of deferred tax liabilities and a $8.8 million reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017 which was partially offset by a $1.2 million provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Net earnings for the year were also impacted by a $1.4 million expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018. Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate was 27.7% in the year ended September 29, 2018. Net earnings this year benefitted by a reduction of $885,000 in tax as the provision for the one-time repatriation tax was reduced as the amount recorded last year was an estimate. Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% for this year.

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 28, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$94,819	18,812	$5.04

Effect of Dilutive Securities
Options	-	147	(0.04)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$94,819	18,959	$5.00

162,070 anti-dilutive shares have been excluded in the computation of  2019 diluted EPS.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Fiscal Year Ended September 29, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$103,596	18,694	$5.54

Effect of Dilutive Securities
Options	-	123	(0.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$103,596	18,817	$5.51

1,000 anti-dilutive shares have been excluded in the computation of  2018 diluted EPS.

	Fiscal Year Ended September 30, 2017
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$79,174	18,707	$4.23

Effect of Dilutive Securities
Options	-	109	(0.02)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$79,174	18,816	$4.21

157,994 anti-dilutive shares have been excluded in the computation of  2017 diluted EPS.

13.	Accounting for Stock-Based Compensation

At September 28, 2019, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 28,	September 29,	September 30,
	2019	2018	2017
	(in thousands)

Stock options	$1,743	$1,432	$(436)
Stock purchase plan	390	423	363
Stock issued to an outside director	66	64	56
Restricted stock issued to employees	-	4	4
Total share-based compensation	$2,199	$1,923	$(13)

The above compensation is net of tax benefits	$2,030	$1,935	$3,061

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 28, 2019, the Company has unrecognized compensation expense of approximately $7.8 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2019, 2018 and 2017: expected volatility of 17.2% for fiscal year 2019, 17.4% for fiscal year 2018 and expected volatility of 16.6% for fiscal year 2017: weighted average risk-free interest rates of 2.1%, 2.7% and 2.0%; dividend rate of 1.2%, 1.3% and 1.3% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 8% was used for 2019, 10% was used for 2018 and 13% was used for 2017.

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

Advertising costs are expensed as incurred. Total advertising expense was $5,938,000, $5,805,000 and $6,095,000 for the fiscal years 2019, 2018 and 2017, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 28, 2019, we have approximately $100 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $645,000, $623,000 and $674,000 for the fiscal years 2019, 2018 and 2017, respectively.

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

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees.  This guidance is effective for our fiscal year ended September 2020. Our operating leases, as disclosed in Note J — Commitments and Contingencies, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities of between $65 million and $18 million on our consolidated balance sheet upon adoption, which will materially increase our total assets and liabilities.

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

Acquisition costs of $1,070,000 for the acquisitions are included in other general expense in the consolidated statements of earnings for the year ended September 29, 2018.

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

Our unaudited proforma results, giving effect to these three acquisitions and assuming an acquisition date of September 28, 2014, would have been:

Fiscal Year Ended
(in thousands)
September 30,
2017
(53 weeks)
Unaudited

Net Sales	$1,116,599

Net Earnings	$79,082

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

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 28, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$127,571	$1,204	$36	$128,739
Certificates of Deposit	2,880	6	-	2,886
Total marketable securities held to maturity	$130,451	$1,210	$36	$131,625

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 28, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$5,549	$-	$495	$5,054
Preferred Stock	14,598	266	15	14,849
Total marketable securities available for sale	$20,147	$266	$510	$19,903

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The mutual funds presently generate income of 4.5% per year. We have invested $15 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.4%, of which 50% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $128 million in corporate bonds which generate fixed income to maturity dates in 2020 through 2022, with $115 million maturing prior to the end of our fiscal year 2021. The bonds presently generate income of about 2.8% per year based on purchase price. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 28, 2019 and September 29, 2018 are summarized as follows:

	September 28, 2019		September 29, 2018

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$51,091	$51,325	$21,048	$21,001
Due after one year through five years	79,360	80,300	118,765	117,313
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$130,451	$131,625	$139,813	$138,314
Less current portion	51,091	51,325	21,048	21,001
Long term held to maturity securities	$79,360	$80,300	$118,765	$117,313

Proceeds from the sale and redemption of marketable securities were $39,158,000, $75,302,000 and $22,997,000 in the years ended September 28, 2019, September 29, 2018 and September 30, 2017 respectively; with a gain of $27,000 in 2019, loss of $140,000 in 2018 and a gain of $14,000 in 2017. We use the specific identification method to determine the cost of securities sold. Unrealized losses of $431,000 were recorded in 2019.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE D – INVENTORIES

Inventories consist of the following:

	September 28,	September 29,
	2019	2018
	(in thousands)

Finished goods	$53,225	$52,221
Raw materials	22,146	23,173
Packaging materials	9,703	9,780
Equipment parts and other	31,091	27,710
Total Inventories	$116,165	$112,884

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

			Estimated
	September 28,	September 29,	Useful Lives
	2019	2018	(in years)
	(in thousands)

Land	$2,494	$2,494		-
Buildings	26,582	26,582	15	-	39.5
Plant machinery and equipment	315,360	290,396	5	-	20
Marketing equipment	240,681	163,733	5	-	7
Transportation equipment	9,725	8,929		5
Office equipment	31,217	30,752	3	-	5
Improvements	40,626	38,941	5	-	20
Construction in Progress	10,039	8,468		-
	676,724	570,295
Less accumulated depreciation and amortization	423,276	327,622
Property, plant and equipment, net	$253,448	$242,673

Depreciation expense was $45,225,000, $42,939,000 and $38,211,000 for fiscal years 2019, 2018 and 2017, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 28, 2019		September 29, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$16,628	$-	$16,628	$-

Amortized intangible assets
Non compete agreements	858	665	980	538
Customer relationships	19,900	9,954	20,510	8,600
License and rights	1,690	1,227	1,690	1,143
TOTAL FOOD SERVICE	$39,076	$11,846	$39,808	$10,281

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$6,530	$-	$6,557	$-

Amortized Intangible Assets
Trade names	676	389	649	260
Customer relationships	7,979	4,421	7,979	3,623
TOTAL RETAIL SUPERMARKETS	$15,185	$4,810	$15,185	$3,883

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	6,900	-	6,900	-

Amortized intangible assets
Customer relationships	737	102	257	76
Licenses and rights	1,400	933	1,400	863
TOTAL FROZEN BEVERAGES	$18,352	$1,035	$17,872	$939

CONSOLIDATED	$72,613	$17,691	$72,865	$15,103

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

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually at year end for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences. There were no impairments of intangible assets in 2019, 2018 or 2017.

In fiscal year 2017, intangible assets of $6,957,000 were acquired in our ICEE distributor acquisition in our frozen beverage segment and intangible assets of $15,760,000 were acquired in the Hill & Valley acquisition in our food service segment and intangible assets of $576,000 were acquired in the Labriola Baking acquisition, also in our food service segment. There were no intangible assets acquired in fiscal year 2018 and intangible assets of $480,000 were acquired in the Frozen Beverage segment in fiscal year 2019.

Aggregate amortization expense of intangible assets for the fiscal years 2019, 2018 and 2017 was $3,320,000, $3,510,000 and $3,840,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,100,000 in 2020, $2,500,000 in 2021, $2,300,000 in 2022 and 2023 and $2,000,000 in 2024. The weighted average amortization period of the intangible assets is 10.6 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total

		(in thousands)

Balance at
September 28, 2019	$61,665	$3,670	$37,176	$102,511

September 29, 2018	$61,665	$3,670	$37,176	$102,511

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually at year end by management for impairment.  Our impairment analysis for 2018, 2017 and 2016 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples.  There were no impairment charges in 2019, 2018 and 2017.

In 2017, goodwill of $1,236,000 was acquired in the ICEE distributor acquisition in our frozen beverage segment, goodwill of $14,175,000 was acquired in the Hill & Valley acquisition in our food service segment and goodwill of $658,000 was acquired in the Labriola Baking acquisition, also in our food service segment.

No goodwill was acquired in fiscal years 2018 and 2019.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G – LONG-TERM DEBT

In November 2016, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021, with the availability of repayments without penalty. Interest is calculated based on LIBOR plus an applicable margin. The agreement contains financial covenants and requires commitment fees in accordance with standard banking practice. As of September 28, 2019 and September 29, 2018, there were no outstanding balances under the facility. We were in compliance with the financial covenants at September 28, 2019.

NOTE H – OBLIGATIONS UNDER CAPITAL LEASES

The following is a schedule by years of future minimum lease payments under capital leases:

(in thousands)

2020	$339
2021	349
2022	156
2023	91
2024	95
2025 and thereafter	27
Total minimum capital lease payments	$1,057

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 28,	September 29,	September 30,
	2019	2018	2017
	(in thousands)
Current
U.S. Federal	$14,078	$16,591	$27,142
Foreign	2,111	2,512	2,770
State	5,971	5,836	5,227
Total current expense	22,160	24,939	35,139

Deferred
U.S. Federal	$6,285	$(14,613)	$6,857
Foreign	849	514	(422)
State	2,464	3,716	1,452
Total deferred benefit	9,598	(10,383)	7,887
Total expense	$31,758	$14,556	$43,026

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21.0% for the fiscal year ended September 28, 2019, approximately 24.5% for the fiscal year ended September 29, 2018 and 35% for fiscal year ended September 30, 2017 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 28,	September 29,	September 30,
	2019	2018	2017
	(in thousands)

Income taxes at federal statutory rates	$26,581	$28,947	$42,770
Increase (decrease)in taxes resulting from:

State income taxes, net of federal income tax benefit	6,664	7,212	4,341
Domestic production activities deduction	-	(1,470)	(1,820)
Impact of rate change due to Tax Cuts and Jobs Act	-	(20,670)	-
Impact of rate differential-current and deferred	-	(1,236)	-
One-time repatriation tax	(885)	1,200	-
Increase in gross unrecognized tax benefits	20	20	20
Share based compensation	(777)	(696)	(1,923)
Non deductible employee compensation	490	514	-
Other, net	(335)	735	(362)
Income tax expense	$31,758	$14,556	$43,026

Net earnings for the year ended September 29, 2018 benefited from a $20.7 million gain on the remeasurement of deferred tax liabilities and a $8.8 million reduction in income taxes related primarily to the lower corporate tax rate enacted under the U.S. Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017 which was partially offset by a $1.2 million provision for the one time repatriation tax, which also resulted from the Tax Act. Net earnings for the year were also impacted by a $1.4 million expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018. Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate was 27.7% in the year ended September 29, 2018. Net earnings this year benefitted by a reduction of $885,000 in tax as the provision for the one-time repatriation tax was reduced as the amount recorded last year was an estimate.  Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% for this year.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

Deferred tax assets and liabilities consist of the following:

	September 28,	September 29,
	2019	2018
	(in thousands)
Deferred tax assets
Vacation accrual	$1,281	$1,254
Capital loss carry forwards	1,038	960
Insurance accrual	2,454	2,480
Deferred income	485	638
Allowances	1,554	1,585
Inventory capitalization	994	1,051
Share-based compensation	1,607	1,368
Net Operating Loss	776	856
Total deferred tax assets	10,189	10,192
Valuation allowance	(1,038)	(960)
Total deferred tax assets, net	9,151	9,232

Deferred tax liabilities
Amortization of goodwill and other intangible assets	27,267	25,565
Depreciation of property and equipment	43,804	35,989
Total deferred tax liabilities	71,071	61,554
Total deferred tax liabilities, net	$61,920	$52,322

As of September 28, 2019, we have federal and state capital loss carry forwards of approximately $4.5 million primarily from the sale of marketable securities in fiscal years 2015 and 2016.  These carry forwards will begin to expire in 2020.  Except for current year usage, we have no foreseeable capital gains that would allow us to use this asset. Accordingly, we have recorded a valuation allowance for the full amount of this deferred tax asset.

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

We have undistributed earnings of our Mexican and Canadian subsidiaries. As a result of the Tax Act, we changed our assertion with respect to foreign earnings. We are no longer permanently reinvested in earnings of our foreign subsidiaries for any year. However, due to the impact of the Tax Act and the deemed repatriation of positive accumulated earnings and profits from our foreign subsidiaries in 2017, which resulted in a Sec. 965 liability of $315,000 for our fiscal year ended September 2018, no additional U.S. federal income taxes are anticipated if our undistributed earnings in our Mexican and Canadian subsidiaries were repatriated to the U.S.  However, if such funds were repatriated, a portion of the funds remitted may be subject to applicable state income taxes and non-U.S. income and withholding taxes.  The amount of unrecognized deferred income tax liabilities related to potential state income tax and foreign withholding taxes is immaterial.

The Tax Act was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21%. We have updated any provisional amounts related to the Tax Act and accounting for this is now final.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE J - COMMITMENTS

1.	Lease Commitments

The following is a summary of approximate future minimum rental commitments for non-cancelable operating leases with terms of more than one year as of September 28, 2019:

	Plants and
	Offices	Equipment	Total
	(in thousands)
2020	$8,763	$6,051	$14,814
2021	7,919	4,767	12,686
2022	7,403	3,088	10,491
2023	7,218	1,753	8,971
2024	6,165	823	6,988
2025 and thereafter	25,545	43	25,588
Total minimal rental commitments	$63,013	$16,525	$79,538

Total rent expense was $21,167,000, $21,760,000 and $20,354,000 fiscal years 2019, 2018 and 2017, respectively.

2.	Other Commitments

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation and automobile liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $8,700,000 and $9,200,000 at September 28, 2019 and September 29, 2018, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 28, 2019 and September 29, 2018, we had outstanding letters of credit totaling $9,275,000.

We have a self-insured medical plan which covers approximately 1,700 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 28, 2019 and September 29, 2018 was $1,392,000 and $2,058,000, respectively.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 30, 2017, we purchased and retired 142,665 shares of our common stock at a cost of $18,228,763.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027.

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There are 454,000 shares reserved under the Plan for which options have not yet been issued. There are options that were issued under prior option plans that have since been replaced that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2019, 2018 and 2017 employees purchased 12,492, 12,763 and 13,271 shares at average purchase prices of $121.37, $119.39 and $105.85, respectively. ESPP expense of $390,000, $423,000 and $363,000 was recognized for fiscal years 2019, 2018 and 2017, respectively.

A summary of the status of our stock option plans as of fiscal years 2019, 2018 and 2017 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 24, 2016	355,787	$92.81	311,884	$75.56
Granted	121,508	129.35	59,786	129.94
Exercised	(78,114)	65.49	(60,156)	41.46
Canceled	(6,200)	100.93	-	-

Balance, September 30, 2017	392,981	109.41	311,514	92.58
Granted	122,595	141.07	58,083	144.41
Exercised	(64,470)	90.75	(37,328)	56.85
Canceled	(17,550)	115.21	-	-

Balance, September 29, 2018	433,556	120.90	332,269	105.66
Granted	118,934	163.14	66,236	171.78
Exercised	(100,018)	102.01	(35,763)	101.03
Canceled	(18,320)	127.88	-	-

Balance, September 28, 2019	434,152	$136.53	362,742	$118.19

Exercisable Options
September 28, 2019	94,492	$106.36	179,428	$86.10

The weighted-average fair value of incentive stock options granted during fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 was $26.29, $23.68 an $18.84, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 was $33.11, $31.44 and $24.82, respectively. The total intrinsic value of stock options exercised was $9.4 million, $6.8 million and $10.1 million in fiscal years 2019, 2018 and 2017, respectively.

The total cash received from these option exercises was $12.7 million, $7.4 million and $5.8 million in fiscal years 2019, 2018 and 2017, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.8 million, $1.7 million and $3.0 million in fiscal years 2019, 2018 and 2017, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

The following table summarizes information about incentive stock options outstanding as of September 28, 2019:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 28,	Contractual	Exercise	September 28,	Exercise
Exercise Prices			2019	Life	Price	2019	Price
$100.76	-	$143.69	317,018	2.4	$126.67	94,492	$106.36
$153.42	-	$163.29	117,134	4.6	163.20	-	-
Total options			434,152	3.0	136.53	94,492	106.36

The following table summarizes information about nonqualified stock options outstanding as of September 28, 2019:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 28,	Contractual	Exercise	September 28,	Exercise
Exercise Prices			2019	Life	Price	2019	Price
$41.75	-	$57.33	60,000	2.0	$48.89	60,000	$48.89
$80.79	-	$119.44	119,428	4.1	104.79	119,428	104.79
$129.26	-	$191.40	183,314	5.3	149.60	-	-
Total options			362,742	4.4	118.19	179,428	86.10

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $2,433,000, $2,106,000 and $2,084,000 were made in fiscal years 2019, 2018 and 2017, respectively.

NOTE N – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal Year Ended
	September 28,	September 29,	September 30,
	2019	2018	2017
	(in thousands)
Cash paid for:
Interest	$36	$43	$52
Income taxes	23,002	25,820	25,024

Non cash items:
Capital leases	$356	$203	$-

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

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O - SEGMENT REPORTING (continued)

	September 28,	September 29,	September 30,
	2019	2018	2017
	(52 weeks)	(52 weeks)	(53 weeks)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$209,227	$208,544	$180,138
Frozen juices and ices	43,672	42,364	49,469
Churros	65,976	61,726	62,809
Handhelds	31,685	38,928	36,913
Bakery	384,636	371,391	351,357
Other	26,407	22,991	21,108
Total Food Service	$761,603	$745,944	$701,794

Retail Supermarket
Soft pretzels	$36,264	$36,438	$35,081
Frozen juices and ices	73,751	74,435	71,325
Handhelds	10,902	12,419	14,892
Coupon redemption	(3,596)	(4,439)	(4,898)
Other	1,955	2,086	2,847
Total Retail Supermarket	$119,276	$120,939	$119,247

Frozen Beverages
Beverages	$171,820	$160,937	$154,157
Repair and maintenance service	85,103	78,805	74,594
Machines revenue	45,811	28,652	31,497
Other	2,874	2,988	2,935
Total Frozen Beverages	$305,608	$271,382	$263,183

Consolidated Sales	$1,186,487	$1,138,265	$1,084,224

Depreciation and Amortization:
Food Service	$26,978	$25,983	$24,629
Retail Supermarket	1,418	1,313	949
Frozen Beverages	20,214	19,181	16,867
Total Depreciation and Amortization	$48,610	$46,477	$42,445

Operating Income:
Food Service	$78,130	$74,056	$81,208
Retail Supermarket	8,876	8,304	10,627
Frozen Beverages	29,950	28,415	26,272
Total Operating Income	$116,956	$110,775	$118,107

Capital Expenditures:
Food Service	$29,197	$36,325	$44,067
Retail Supermarket	1,979	928	239
Frozen Beverages	25,952	22,769	27,874
Total Capital Expenditures	$57,128	$60,022	$72,180

Assets:
Food Service	$772,777	$693,098	$635,709
Retail Supermarket	22,673	21,366	21,129
Frozen Beverages	223,889	217,549	210,390
Total Assets	$1,019,339	$932,013	$867,228

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes to the components of accumulated other comprehensive loss are as follows:

	Fiscal Year Ended September 28, 2019
	(in thousands)

		Unrealized
	Foreign Currency	Holding Gain
	Translation	on Marketable
	Adjustments	Securities	Total

Beginning Balance	$(12,079)	$85	$(11,994)

Other comprehensive loss before reclassifications	(909)	-	(909)

Amounts reclassified from accumulated other comprehensive income	-	(85)	(85)

Ending Balance	$(12,988)	$-	$(12,988)

	Fiscal Year Ended September 29, 2018
	(in thousands)

		Unrealized
	Foreign Currency	Holding Gain
	Translation	on Marketable
	Adjustments	Securities	Total

Beginning Balance	$(9,341)	$466	$(8,875)

Other comprehensive loss before reclassifications	(2,738)	(455)	(3,193)

Amounts reclassified from accumulated other comprehensive income	-	74	74

Ending Balance	$(12,079)	$85	$(11,994)

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 28, 2019

				Net Earnings
				Per
		Gross	Net	Diluted
	Net Sales	Profit	Earnings	Share(1)
	(in thousands, except per share information)

1st Quarter	$271,612	$76,863	$17,526	$0.93
2nd Quarter	276,302	79,248	20,354	1.08
3rd Quarter	326,701	101,349	30,872	1.63
4th Quarter	311,872	92,941	26,067	1.36
Total	$1,186,487	$350,401	$94,819	$5.00

NOTE R: SUBSEQUENT EVENT:

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. The purchase price was approximately $45 million. We have not yet completed our preliminary valuation and thus a purchase price allocation is not available.

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2019	Allowance for doubtful accounts	$400,000	$389,000	$217,000	(1)	$572,000

2018	Allowance for doubtful accounts	$359,000	$259,000	$218,000	(1)	$400,000

2017	Allowance for doubtful accounts	$571,000	$122,000	$334,000	(1)	$359,000

(1)	Write-offs of uncollectible accounts receivable.

S-1

# CORPORATE INFORMATION

## OFFICERS

Robert M. Radano
Senior Vice President and
Chief Operating Officer

Gerard Law
Senior Vice President,
Assistant to the President

Robert J. Pape
Senior Vice President, Sales

John Griffith
Chief Information Officer

Marjorie Shreiber Roshkoff
Vice President, Secretary,
and In-House Counsel

Ray Garcia
Vice President Controller

Tom Hunter
Vice President, General Manager
Uptown Bakeries

Bo Powell
Vice President, Sales - Food Service

Robyn Shreiber
Vice President, National Account Sales

John Stefanik
Vice President, Bakery Sales

Leong-Chai Tan
Vice President, Chief Financial Officer,
J&J Snack Foods Corp. of California

Steven J. Taylor
Vice President, Sales - Food Service

## DIRECTORS

Sidney R. Brown (1)(2)(3)
Chief Executive Officer,
NFI Industries

Peter G. Stanley (1)(2)(3)
Chairman of the Board
Emerging Growth Equities, Ltd.

Vincent A. Melchiorre (1)(3)
Senior Vice President,
Bimbo Bakeries USA

## OFFICERS OF SUBSIDIARY COMPANIES

### HILL & VALLEY, INC.

Doug Davidson
President

### J&J SNACK FOODS SALES CORP.

Alissa Davis
Vice President, Marketing

Mimi Ford
Vice President, Educational Channel

Jeff Gaddy
Vice President, Bakery Operations

### MIA PRODUCTS

Jay Montgomery
Vice President/General Manager

Ernest Fogle
Vice President, Research & Development

### PRETZELS, INC.

Gary Powell
President

### THE ICEE COMPANY

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

Durre Hasan
Vice President, Controller

### ICEE DE MEXICO, S.A. DE C.V

Andres Gonzàlez
Vice President/General Manager

(1) Audit Committee Member (2) Compensation Committee Member (3) Nominating Committee Member

## QUARTERLY COMMON STOCK DATA

| | MARKET PRICE | |
|---|---|---|
| FISCAL 2019 | HIGH | LOW |
| 1st Quarter | $162.80 | $138.65 |
| 2nd Quarter | 162.84 | 138.40 |
| 3rd Quarter | 167.50 | 150.61 |
| 4th Quarter | 196.84 | 159.63 |
| FISCAL 2018 | HIGH | LOW |
| 1st Quarter | $157.33 | $127.00 |
| 2nd Quarter | 153.99 | 128.53 |
| 3rd Quarter | 158.41 | 125.98 |
| 4th Quarter | 159.05 | 139.90 |

## STOCK LISTING

The common stock of J&J Snack Foods Corp. is traded on the NASDAQ Global Select Market with the symbol JJSF.

## TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
New York, NY

## INDEPENDENT ACCOUNTANTS

Grant Thornton LLP
Philadelphia, PA

## COUNSEL

Flaster Greenberg, PC
Cherry Hill, NJ

## ANNUAL MEETING

The Annual Meeting of Shareholders is scheduled for:

TUESDAY, FEBRUARY 11, 2020
10:00 AM
THE CROWNE PLAZA
2349 MARLTON PIKE WEST
CHERRY HILL, NJ

## FORM 10-K

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

SUPERPRETZEL SOFT PRETZELS
ICEE
Minute Maid
TIO PEPE'S CHURROS
Daddy Ray's
WholeFruit
UPTOWN BAKERIES
Country Home BAKERS
Bavarian
LUIGI'S Mango REAL ITALIAN ICE
Funnel Cake
PRETZEL FILLERS stuffed soft pretzels
Hill & Valley Premium Bakery
LABRIOLA
AuntieAnne's AT HOME
PhillySwirl
READI-BAKE
Mary B's
SOUR PATCH KIDS
California CHURROS
BeneFIT Bars
BRAUHAUS PRETZEL
SLUSH PUPPiE
DOGSTERS
ICE CREAM STYLE TREATS FOR DOGS
4 CUPS
ICEE
Cherry
Blue Raspberry

J&J SNACK FOODS CORP.

www.jjsnack.com

"Minute Maid" is a registerd trademark of the Coca Cola Company.
AUNTIE ANNE'S® and the Auntie Anne's® logo are registered trademarks of Auntie Anne's LLC.
SOUR PATCH KIDS and the SOUR PATCH KIDS Design are registered trademarks of Mondeléz International group, used under license.