Form 10-Q
period 2019-12-28
J&J SNACK FOODS CORP
filed 2020-01-31
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 28, 2019

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

Large Accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☐
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

As January 23, 2020 there were 18,918,943 shares of the Registrant’s Common Stock outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 28,
	2019	September 28,
	(unaudited)	2019
Assets
Current assets
Cash and cash equivalents	$170,327	$192,395
Marketable securities held to maturity	63,594	51,091
Accounts receivable, net	131,574	140,938
Inventories	125,789	116,165
Prepaid expenses and other	3,862	5,768
Total current assets	495,146	506,357

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	324,511	315,360
Marketing equipment	250,308	240,681
Transportation equipment	10,218	9,725
Office equipment	32,072	31,217
Improvements	40,750	40,626
Construction in progress	8,291	10,039
Total Property, plant and equipment, at cost	695,226	676,724
Less accumulated depreciation and amortization	431,596	423,276
Property, plant and equipment, net	263,630	253,448

Other assets
Goodwill	119,484	102,511
Other intangible assets, net	75,848	54,922
Marketable securities held to maturity	55,289	79,360
Marketable securities available for sale	16,541	19,903
Operating lease right-of-use assets	67,376	-
Other	2,792	2,838
Total other assets	337,330	259,534
Total Assets	$1,096,106	$1,019,339

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$342	$339
Accounts payable	71,919	72,029
Accrued insurance liability	11,615	10,457
Accrued liabilities	13,140	7,808
Current operating lease liabilities	13,668	-
Accrued compensation expense	12,709	21,154
Dividends payable	10,867	9,447
Total current liabilities	134,260	121,234

Noncurrent finance lease liabilities	628	718
Noncurrent operating lease liabilities	56,465	-
Deferred income taxes	61,730	61,920
Other long-term liabilities	503	1,716

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,900,000 and 18,895,000 respectively	47,511	45,744
Accumulated other comprehensive loss	(12,178)	(12,988)
Retained Earnings	807,187	800,995
Total stockholders' equity	842,520	833,751
Total Liabilities and Stockholders' Equity	$1,096,106	$1,019,339

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 28,	December 29,
	2019	2018

Net Sales	$282,897	$271,612

Cost of goods sold	205,036	194,749
Gross Profit	77,861	76,863

Operating expenses
Marketing	22,732	21,442
Distribution	23,542	23,952
Administrative	9,618	9,243
Other general expense	266	144
Total Operating Expenses	56,158	54,781

Operating Income	21,703	22,082

Other income (expense)
Investment income	1,786	1,040
Interest expense & other	(26)	(27)

Earnings before income taxes	23,463	23,095

Income tax expense	6,404	5,569

NET EARNINGS	$17,059	$17,526

Earnings per diluted share	$0.89	$0.93

Weighted average number of diluted shares	19,144	18,897

Earnings per basic share	$0.90	$0.93

Weighted average number of basic shares	18,898	18,765

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	December 28,	December 29,
	2019	2018

Net Earnings	$17,059	$17,526

Foreign currency translation adjustments	810	(1,359)
Total Other Comprehensive Loss	810	(1,359)

Comprehensive Income	$17,869	$16,167

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	5	468	-	-	468
Foreign currency translation adjustment	-	-	810	-	810
Dividends declared	-	-	-	(10,867)	(10,867)
Share-based compensation	-	1,299	-	-	1,299
Net earnings	-	-	-	17,059	17,059

Balance at December 28, 2019	18,900	$47,511	$(12,178)	$807,187	$842,520

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	20	1,704	-	-	1,704
Foreign currency translation adjustment	-	-	(1,359)	-	(1,359)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Dividends declared	-	-	-	(9,389)	(9,389)
Share-based compensation	-	972	-	-	972
Net earnings	-	-	-	17,526	17,526

Balance at December 29, 2018	18,774	$30,016	$(13,438)	$751,967	$768,545

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three months ended
	December 28,	December 29,
	2019	2018
Operating activities:
Net earnings	$17,059	$17,526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	11,887	10,774
Amortization of intangibles and deferred costs	843	861
Share-based compensation	1,299	972
Deferred income taxes	(231)	689
Loss on marketable securities	9	1,027
Other	14	82
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	10,254	14,386
Increase in inventories	(8,524)	(4,974)
Decrease in prepaid expenses	1,922	340
Decrease in accounts payable and accrued liabilities	(963)	(8,872)
Net cash provided by operating activities	33,569	32,811
Investing activities:
Payments for purchases of companies, net of cash acquired	(44,970)	-
Purchases of property, plant and equipment	(17,605)	(11,837)
Purchases of marketable securities	(4,000)	(17,513)
Proceeds from redemption and sales of marketable securities	18,782	17,125
Proceeds from disposal of property and equipment	898	577
Other	38	(236)
Net cash used in investing activities	(46,857)	(11,884)
Financing activities:
Proceeds from issuance of stock	468	1,704
Payments on finance lease obligations	(86)	(83)
Payment of cash dividend	(9,447)	(8,438)
Net cash used in financing activities	(9,065)	(6,817)
Effect of exchange rate on cash and cash equivalents	285	(875)
Net (decrease) increase in cash and cash equivalents	(22,068)	13,235
Cash and cash equivalents at beginning of period	192,395	111,479
Cash and cash equivalents at end of period	$170,327	$124,714

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K  for the year ended September 28, 2019.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

The results of operations for the three months ended December 28, 2019 and December 29, 2018 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

Note 2

Revenue Recognition

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $15.1 million at December 28, 2019 and $14.8 million at September 28, 2019.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three Months Ended
	December 28,	December 29,
	2019	2018
	(in thousands)

Beginning Balance	$1,334	$1,999
Additions to contract liability	1,275	372
Amounts recognized as revenue	(1,515)	(448)
Ending Balance	$1,094	$1,923

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $465,000 and $572,000 at December 28, 2019 and September 28, 2019, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $11,887,000 and $10,774,000 for the three months ended December 28, 2019 and December 29, 2018, respectively.

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

	Three Months Ended December 28, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$17,059	18,898	$0.90

Effect of Dilutive Securities
Options	-	246	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$17,059	19,144	$0.89

20,000 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 28, 2019

	Three Months Ended December 29, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$17,526	18,765	$0.93

Effect of Dilutive Securities
Options	-	132	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$17,526	18,897	$0.93

500 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 29, 2018

Note 5	At December 28, 2019, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	December 28,	December 29,
	2019	2018
	(in thousands, except per share amounts)

Stock Options	$965	$629
Stock purchase plan	202	69
Total share-based compensation	$1,167	$698

The above compensation is net of tax benefits	$132	$274

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

The Company did not grant any stock options during the fiscal year 2020 three month period.

During the fiscal year 2019 three month period, the Company granted 1,000 stock options. The weighted-average grant date fair value of these options was $27.09

Expected volatility is based on the historical volatility of the price of our common shares over the past 51 months for 5 year options and 10 years for 10 year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The total amount of gross unrecognized tax benefits is $414,000 on both December 28, 2019 and September 28, 2019, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 28, 2019 and September 28, 2019, the Company has $279,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings in last year’s quarter benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax as a result of the Tax Cuts and Job Act of 2017 was reduced as the amount recorded the year prior was an estimate. Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 28.0% in last year’s quarter.

Note 7

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet. The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees. We adopted the guidance on September 29, 2019 using this alternate transition method, but we did not record a cumulative-effect adjustment from initially applying the standard. We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets. We have completed the implementation of a lease accounting system to enable the preparation of financial information and have implemented relevant accounting policies and internal controls surrounding the lease accounting process. As a result of adoption, we recognized a right-of-use asset and lease liability of $71 million and $72 million, respectively. The right-of-use asset balance reflects the reclassification of deferred rent and prepaid rent against the initial asset. The adoption did not impact our results of operations or cash flows. See additional lease disclosures in Note 14.

In June 2016, the FASB issued guidance to update the methodology used to measure current expected credit losses ( CECL ). This guidance applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This guidance  replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This guidance will be effective beginning in the first quarter of our fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

Note 8	Inventories consist of the following:

	December 28,	September 28,
	2019	2019
	(unaudited)
	(in thousands)

Finished goods	$61,374	$53,225
Raw materials	23,728	22,146
Packaging materials	9,189	9,703
Equipment parts and other	31,498	31,091
Total Inventories	$125,789	$116,165

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

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance. In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Due to a change in management and the reporting of our MARYB’s biscuit operations, which had sales and operating income of $25,316,000 and $1,584,000, respectively, in our 2019 fiscal year, we have reclassified the operations from our Food Service segment to our Retail Supermarket segment, which is reflected in both periods reported. Information regarding the operations in these three reportable segments is as follows:

	Three months ended
	December 28,	December 29,
	2019	2018
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$49,941	$48,991
Frozen juices and ices	7,043	7,527
Churros	16,391	15,135
Handhelds	7,189	8,802
Bakery	96,372	94,245
Other	6,512	5,326
Total Food Service	$183,448	$180,026

Retail Supermarket
Soft pretzels	$9,826	$10,186
Frozen juices and ices	10,093	10,996
Bakery	6,978	7,864
Handhelds	2,761	2,568
Coupon redemption	(543)	(694)
Other	311	359
Total Retail Supermarket	$29,426	$31,279

Frozen Beverages
Beverages	$35,255	$31,167
Repair and maintenance service	22,486	19,915
Machines revenue	11,981	8,904
Other	301	321
Total Frozen Beverages	$70,023	$60,307

Consolidated Sales	$282,897	$271,612

Depreciation and Amortization:
Food Service	$6,918	$6,322
Retail Supermarket	359	335
Frozen Beverages	5,453	4,978
Total Depreciation and Amortization	$12,730	$11,635

Operating Income :
Food Service	$18,034	$17,697
Retail Supermarket	2,217	2,211
Frozen Beverages	1,452	2,174
Total Operating Income	$21,703	$22,082

Capital Expenditures:
Food Service	$8,403	$6,278
Retail Supermarket	960	552
Frozen Beverages	8,242	5,007
Total Capital Expenditures	$17,605	$11,837

Assets:
Food Service	$760,852	$686,192
Retail Supermarket	30,963	28,100
Frozen Beverages	304,291	219,692
Total Assets	$1,096,106	$933,984

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 28, 2019 and September 28, 2019 are as follows:

	December 28, 2019		September 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$10,408	$-	$10,408	$-

Amortized intangible assets
Non compete agreements	670	519	858	665
Customer relationships	19,737	10,278	19,900	9,954
License and rights	1,690	1,249	1,690	1,227
TOTAL FOOD SERVICE	$32,505	$12,046	$32,856	$11,846

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,750	$-	$12,750	$-

Amortized Intangible Assets
Trade names	676	422	676	389
Customer relationships	7,907	4,546	7,979	4,421
TOTAL RETAIL SUPERMARKETS	$21,333	$4,968	$21,405	$4,810

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	28,100	-	6,900	-

Amortized intangible assets
Customer relationships	1,306	147	737	102
Licenses and rights	1,400	950	1,400	933
TOTAL FROZEN BEVERAGES	$40,121	$1,097	$18,352	$1,035

CONSOLIDATED	$93,959	$18,111	$72,613	$17,691

Fully amortized intangible assets have been removed from the December 28, 2019 amounts. Intangible assets of $21,769,000 were added in the frozen beverages segment from the acquisition of ICEE Distributors.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 28, 2019 and December 29, 2018 was $843,000 and $855,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,100,000 in 2020, $2,500,000 in 2021, $2,300,000 in 2022, $2,300,000 in 2023 and $2,000,000 in 2024. The weighted amortization period of the intangible assets is 10.7 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at December 28, 2019	$61,189	$4,146	$54,149	$119,484

Balance at September 28, 2019	$61,189	$4,146	$37,176	$102,511

Goodwill of $16,973,000 was added in the frozen beverages segment from the acquisition of ICEE Distributors.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 28, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Corporate Bonds	$116,003	$1,234	$6	$117,231
Certificates of Deposit	2,880	5	-	2,885
Total marketable securities held to maturity	$118,883	$1,239	$6	$120,116

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 28, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Mutual Funds	$3,588	$-	$389	$3,199
Preferred Stock	13,126	264	48	13,342
Total marketable securities available for sale	$16,714	$264	$437	$16,541

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2020 through 2024, with $106 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 28, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Corporate Bonds	$127,571	$1,204	$36	$128,739
Certificates of Deposit	2,880	6	-	2,886
Total marketable securities held to maturity	$130,451	$1,210	$36	$131,625

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 28, 2019 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Mutual Funds	$5,549	$-	$495	$5,054
Preferred Stock	14,598	266	15	14,849
Total marketable securities available for sale	$20,147	$266	$510	$19,903

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 28, 2019 and September 28, 2019 are summarized as follows:

	December 28, 2019		September 28, 2019

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$63,594	$63,985	$51,091	$51,325
Due after one year through five years	55,289	56,131	79,360	80,300
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$118,883	$120,116	$130,451	$131,625
Less current portion	63,594	63,985	51,091	51,325
Long term held to maturity securities	$55,289	$56,131	$79,360	$80,300

Proceeds from the redemption and sale of marketable securities were $18,782,000 in the three months ended December 28, 2019 and $17,125,000 in the three ended December 29, 2018, respectively. Losses of $11,000 and $1,027,000 were recorded in the three months ended December 28, 2019 and December 28, 2018, respectively, which included unrealized gains on marketable securities of $71,000 and unrealized losses on marketable securities of $1,027,000 in the three months ended December 28, 2019 and December 29, 2018, respectively. We use the specific identification method to determine the cost of securities sold.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months ended December 28, 2019
	(unaudited)
	(in thousands)

	Foreign Currency
	Translation Adjustments	Total

Beginning Balance	$(12,988)	$(12,988)

Other comprehensive gain	810	810
Ending Balance	$(12,178)	$(12,178)

	Three Months ended December 29, 2018
	(unaudited)
	(in thousands)

		Unrealized Holding
	Foreign Currency	Gain on
	Translation Adjustments	Marketable Securities	Total

Beginning Balance	$(12,079)	$85	$(11,994)

Other comprehensive loss before reclassifications	(1,359)	-	$(1,359)

Amounts reclassified from accumulated other comprehensive income	-	(85)	(85)

Ending Balance	$(13,438)	$-	$(13,438)

Note 13

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were approximately $2.5 million and $500,000 for the three months ended December 28, 2019.

The preliminary purchase price allocation for the acquisition is as follows:

(in thousands)

Accounts Receivable, net	$722
Inventories	866
Property, plant & equipment, net	4,851
Customer Relationships	569
Distribution rights	21,200
Goodwill	16,973
Accounts Payable	(210)
Purchase Price	$44,970

The goodwill recognized is attributable to the assembled workforce of ICEE Distributors and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.

Acquisition costs of $36,000 are included in other general expense for the three months ended December 28, 2019.

Our unaudited proforma results, giving effect to this acquisition and assuming an acquisition date of September 29, 2018, would have been:

	(in thousands)

	Three months ended
	December 28,	December 29,
	2019	2018

Net Sales	$282,897	$273,857

Net Earnings	$17,059	$17,510

Note 14 – Leases

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 13 years.

We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 1 year to 6 years.

Significant Assumptions and Judgments

Contract Contains a Lease

In evaluating our contracts to determine whether a contract is or contains a lease, we considered the following:

•         Whether explicitly or implicitly identified assets have been deployed in the contract; and

•         Whether we obtain substantially all of the economic benefits from the use of that underlying asset, and we can direct how and for what purpose the asset is used during the term of the contract.

Allocation of Consideration

In determining how to allocate consideration between lease and non-lease components in a contract that was deemed to contain a lease, we used judgment and consistent application of assumptions to reasonably allocate the consideration.

Options to Extend or Terminate Leases

We have leases which contain options to extend or terminate the leases. On a lease-by-lease basis, we have determined if the extension should be considered reasonably certain to be exercised and thus a right-of-use asset and a lease liability should be recorded.

Discount Rate

The discount rate for leases, if not explicitly stated in the lease, is the incremental borrowing rate, which is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

We used the discount rate to calculate the present value of the lease liability at the date of adoption. In the development of the discount rate, we considered our incremental borrowing rate as provided by our lender which was based on cash collateral and credit risk specific to us, and our lease portfolio characteristics.

As of  September 29, 2019, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.1%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

Three Months Ended
December 28, 2019
(in thousands)

Operating lease cost in Cost of goods sold and Operating Expenses	$4,279
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	85
Interest on lease liabilities in Interest expense & other	8
Total finance lease cost	93
Short-term lease cost in Cost of goods sold and Operating Expenses	-
Total net lease cost	$4,372

Supplemental balance sheet information related to leases is as follows:

December 28, 2019
(in thousands)
Operating Leases
Operating lease right-of-use assets	$67,376

Current operating lease liabilities	$13,668
Noncurrent operating lease liabilities	56,465
Total operating lease liabilities	$70,133

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$957

Current finance lease liabilities	$342
Noncurrent finance lease liabilities	628
Total finance lease liabilities	$970

Supplemental cash flow information related to leases is as follows:

Three Months Ended
December 28, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,244
Operating cash flows from finance leases	$86
Financing cash flows from finance leases	$7

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$-
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-

As of  December 28, 2019, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Nine months ending June 30, 2020	$12,089	$273
2021	13,859	369
2022	11,577	168
2023	9,727	98
2024	7,406	98
Thereafter	24,754	26
Total minimum payments	$79,412	$1,032
Less amount representing interest	(9,279)	(62)
Present value of lease obligations	$70,133	$970

As of  December 28, 2019, the weighted-average remaining term of our operating and finance leases was 7.3 years and 4.0 years, respectively.

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard (Topic 840), as of September 28, 2019, future minimum lease payments under noncancelable leases with initial lease terms in excess of one year were as follows:

	(in thousands)
	Operating Leases	Capital Leases
2020	$14,814	$339
2021	12,686	349
2022	10,491	156
2023	8,971	91
2024	6,988	95
Thereafter	25,588	27
Total minimum payments	$79,538	$1,057

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.575 per share of its common stock payable on January 7, 2020, to shareholders of record as of the close of business on December 20, 2019.

We did not purchase any shares of our common stock in fiscal year 2019 or in the three months ended December 28, 2019. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 384,506 shares remain to be purchased under this authorization.

Fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an decrease of $810,000 in accumulated other comprehensive loss in the 2020 first quarter and an increase of $1,359,000 in accumulated other comprehensive loss in the 2019 first quarter.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 28, 2019.

RESULTS OF OPERATIONS

Net sales increased $11,285,000 or 4% to $282,897,000 for the three months ended December 28, 2019 compared to the three months ended December 29, 2018. Excluding sales from the acquisition of ICEE Distributors in October 2019, sales increased 3%.

FOOD SERVICE

Sales to food service customers increased $3,422,000 or 2% in the first quarter to $183,448,000. Soft pretzel sales to food service increased 2% to $49,941,000 as higher sales to convenience store chains more than offset lower sales to schools.

Frozen juices and ices sales decreased 6% to $7,043,000 in the three months with sales decreases primarily to school food service customers.

Churro sales to food service customers were up 8% in the quarter to $16,391,000 with sales increases to warehouse club stores and generally across our customer base.

Sales of bakery products increased $2,127,000 or 2% in the first quarter to $96,372,000 with significant offsetting increases and decreases in sales to particular customers.

Sales of handhelds decreased $1,613,000 or 18% in the quarter with the decrease primarily coming from lower sales to co-pack customers. Sales of funnel cake increased $1,240,000 or 25% in the quarter primarily due to higher sales to one casual dining restaurant chain.

Sales of new products in the first twelve months since their introduction were approximately $2.5 million in this quarter. Price increases were approximately $2.7 million for the quarter and net volume increases accounted for approximately $700,000 of sales in the quarter.

Operating income in our Food Service segment increased from $17,697,000 to $18,034,000 in the quarter primarily because of higher volume and improved operations at our Hill & Valley bakery.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased $1,853,000 or 6% to $29,426,000 in the first quarter. Soft pretzel sales for the first quarter were down 4% to $9,826,000, sales of frozen juices and ices were down 8% to $10,093,000 in the first quarter and sales of biscuits were down 11% to $6,978,000 in the first quarter as we lost some volume and placements in all three product categories due to price increases implemented a year ago.  We expect volume to at least stabilize beginning in our second quarter.   Handheld sales to retail supermarket customers increased 8% to $2,761,000 in the quarter.

There were virtually no sales of new products in the first quarter. Price increases provided about $1.3 million of sales in the quarter and net volume decreased by about $3.2 million.

Operating income in our Retail Supermarkets segment was $2,217,000 in this year’s first quarter compared to $2,211,000 in last year’s quarter as the benefits of higher prices offset the negative impact of lower volume.

FROZEN BEVERAGES

Frozen beverage and related product sales increased 16% to $70,023,000 in the first quarter. Beverage related sales were up 13% to $35,255,000. Excluding sales from the acquisition of ICEE Distributors in October 2019, frozen beverages and related product sales increased 12% and beverage related sales increased 4%. Gallon sales were up 6% for the three months exclusive of ICEE Distributors’ gallons. Service revenue increased 13% to $22,486,000 in the first quarter with sales increases and decreases spread throughout our customer base.

Machines revenue (primarily sales of frozen beverage machines) were $11,981,000, an increase of 35%. Operating income in our Frozen Beverage segment decreased to $1,452,000 in this quarter compared to $2,174,000 last year as a result of generally higher costs, including approximately $1 million of costs for the relocation of ICEE’s headquarters. We expect additional relocation costs of about $800,000 in our second quarter.

CONSOLIDATED

Gross profit as a percentage of sales was 27.52% in the three month period this year and 28.30% last year.  Gross profit percentage decreased because of lower volume in our combined food service and retail supermarket segments, product mix changes including higher machines sales in our frozen beverages segment and generally higher costs in our frozen beverages segment.

Total operating expenses increased $1,377,000 in the first quarter but as a percentage of sales decreased to 19.9% from 20.2% last year. Marketing expenses increased to 8.04% of sales in this year’s quarter from 7.89% last year. Distribution expenses were 8.32% of sales in this year’s quarter and 8.82% of sales in last year’s quarter primarily because of lower freight rates. Administrative expenses were 3.40% of sales this quarter compared to 3.40% of sales last year.

Operating income decreased $379,000 or 2% to $21,703,000 in the first quarter as a result of the aforementioned items.

Investment income increased by $746,000 in the first quarter primarily because of recognized unrealized gains of $71,000 this year compared to recognized unrealized losses of $1,027,000 last year.

Net earnings decreased $467,000, or 3%, in the current three month period to $17,059,000. Net earnings in last year’s quarter benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax as a result of the Tax Cuts and Job Act of 2017 was reduced as the amount recorded the year prior was an estimate. Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 28.0% in last year’s quarter. Our effective tax rate was 27.3% in this year’s quarter.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 28, 2019, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 28, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1	&	Certification Pursuant to Section 302 of
31.2		the Sarbanes-Oxley Act of 2002

99.5	&	Certification Pursuant to the 18 U.S.C
99.6		Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 28, 2019, formatted in Inline XBRL (extensible Business Reporting Language):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Earnings,
(iii) Consolidated Statements of Comprehensive Income,
(iv) Consolidated Statements of Cash Flows and
(v) the Notes to the Consolidated Financial Statements
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: January 31, 2020	/s/ Gerald B. Shreiber Gerald B. Shreiber Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 31, 2020	/s/ Dennis G. Moore Dennis G. Moore, Senior Vice President, Chief Financial Officer and Director (Principal Financial Officer) (Principal Accounting Officer)