Form 10-Q
period 2020-03-28
J&J SNACK FOODS CORP
filed 2020-05-01
CIK 785956

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 28, 2020

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

As of April 23, 2020 there were 18,887,853 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number
Part I.	Financial Information

Item l.	Consolidated Financial Statements

	Consolidated Balance Sheets – March 28, 2020 (unaudited) and September 28, 2019	3

	Consolidated Statements of Earnings (unaudited) – Three months ended March 28, 2020 and March 30, 2019	4

	Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended March 28, 2020 and March 30, 2019	5

	Consolidated Statements of Changes In Stockholders’ Equity (unaudited) – Three Months Ended March 28,2020 and March 30, 2019	6

	Consolidated Statements of Cash Flows (unaudited) – Three Months Ended March 28, 2020 and March 30, 2019	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 6.	Exhibits	32

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 28,
	2020	September 28,
	(unaudited)	2019
Assets
Current assets
Cash and cash equivalents	$142,969	$192,395
Marketable securities held to maturity	69,337	51,091
Accounts receivable, net	134,746	140,938
Inventories	128,090	116,165
Prepaid expenses and other	7,352	5,768
Total current assets	482,494	506,357

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	331,535	315,360
Marketing equipment	256,502	240,681
Transportation equipment	9,839	9,725
Office equipment	32,271	31,217
Improvements	41,774	40,626
Construction in progress	10,050	10,039
Total Property, plant and equipment, at cost	711,047	676,724
Less accumulated depreciation and amortization	441,886	423,276
Property, plant and equipment, net	269,161	253,448

Other assets
Goodwill	123,033	102,511
Other intangible assets, net	81,948	54,922
Marketable securities held to maturity	41,091	79,360
Marketable securities available for sale	12,947	19,903
Operating lease right-of-use assets	64,502	-
Other	2,761	2,838
Total other assets	326,282	259,534
Total Assets	$1,077,937	$1,019,339

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$345	$339
Accounts payable	67,494	72,029
Accrued insurance liability	12,940	10,457
Accrued liabilities	6,945	7,808
Current operating lease liabilities	13,109	-
Accrued compensation expense	16,345	21,154
Dividends payable	10,879	9,447
Total current liabilities	128,057	121,234

Noncurrent finance lease liabilities	544	718
Noncurrent operating lease liabilities	54,267	-
Deferred income taxes	61,464	61,920
Other long-term liabilities	537	1,716

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,888,000 and 18,895,000 respectively	45,549	45,744
Accumulated other comprehensive loss	(16,099)	(12,988)
Retained Earnings	803,618	800,995
Total stockholders' equity	833,068	833,751
Total Liabilities and Stockholders' Equity	$1,077,937	$1,019,339

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019

Net Sales	$272,042	$276,302	$554,939	$547,914

Cost of goods sold	202,599	197,054	407,635	391,803
Gross Profit	69,443	79,248	147,304	156,111

Operating expenses
Marketing	23,848	21,952	46,580	43,394
Distribution	24,834	22,122	48,376	46,074
Administrative	10,174	9,998	19,792	19,241
Other general (income) expense	(395)	405	(129)	549
Total Operating Expenses	58,461	54,477	114,619	109,258

Operating Income	10,982	24,771	32,685	46,853

Other (expense)income
Investment(loss)income	(413)	2,782	1,373	3,822
Interest expense & other	(27)	(25)	(53)	(52)

Earnings before income taxes	10,542	27,528	34,005	50,623

Income taxes	3,233	7,174	9,637	12,743

NET EARNINGS	$7,309	$20,354	$24,368	$37,880

Earnings per diluted share	$0.38	$1.08	$1.28	$2.00

Weighted average number of diluted shares	19,014	18,891	19,079	18,894

Earnings per basic share	$0.39	$1.08	$1.29	$2.02

Weighted average number of basic shares	18,921	18,795	18,910	18,780

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019

Net Earnings	$7,309	$20,354	$24,368	$37,880

Foreign currency translation adjustments	(3,921)	394	(3,111)	(965)
Total Other Comprehensive (Loss) income , net of tax	(3,921)	394	(3,111)	(965)

Comprehensive Income	$3,388	$20,748	$21,257	$36,915

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	5	468	-	-	468
Foreign currency translation adjustment	-	-	810	-	810
Dividends declared	-	-	-	(10,867)	(10,867)
Share-based compensation	-	1,299	-	-	1,299
Net earnings	-	-	-	17,059	17,059

Balance at December 28, 2019	18,900	$47,511	$(12,178)	$807,187	$842,520
Issuance of common stock upon exercise of stock options	47	5,049	-	-	5,049
Issuance of common stock for employee stock purchase plan	6	783	-	-	783
Foreign currency translation adjustment	-	-	(3,921)	-	(3,921)
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(10,878)	(10,878)
Share-based compensation	-	1,088	-	-	1,088
Repurchase of common stock	(66)	(8,972)	-	-	(8,972)
Net earnings	-	-	-	7,309	7,309

Balance at March 28, 2020	18,888	45,549	(16,099)	803,618	833,068

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	20	1,704	-	-	1,704
Foreign currency translation adjustment	-	-	(1,359)	-	(1,359)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Dividends declared	-	-	-	(9,389)	(9,389)
Share-based compensation	-	972	-	-	972
Net earnings	-	-	-	17,526	17,526

Balance at December 29, 2018	18,774	$30,016	$(13,438)	$751,967	$768,545
Issuance of common stock upon exercise of stock options	34	3,451	-	-	3,451
Issuance of common stock for employee stock purchase plan	6	772	-	-	772
Foreign currency translation adjustment	-	-	394	-	394
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(9,405)	(9,405)
Share-based compensation	-	914	-	-	914
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	20,354	20,354

Balance at March 30, 2019	18,815	35,243	(13,044)	762,916	785,115

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended

	March 28,	March 30,
	2020	2019
Operating activities:
Net earnings	$24,368	$37,880
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	24,810	21,890
Amortization of intangibles and deferred costs	1,677	1,747
Share-based compensation	2,432	1,931
Deferred income taxes	(298)	615
Loss on marketable securities	2,070	284
Other	(286)	268
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	6,343	2,003
Increase in inventories	(11,328)	(10,186)
(Increase) decrease in prepaid expenses	(1,598)	172
Decrease in accounts payable and accrued liabilities	(5,920)	(6,345)
Net cash provided by operating activities	42,270	50,259
Investing activities:
Payments for purchases of companies, net of cash acquired	(57,197)	-
Purchases of property, plant and equipment	(36,985)	(26,351)
Purchases of marketable securities	(6,103)	(19,531)
Proceeds from redemption and sales of marketable securities	30,938	23,137
Proceeds from disposal of property and equipment	1,853	878
Other	(63)	(207)
Net cash used in investing activities	(67,557)	(22,074)
Financing activities:
Payments to repurchase common stock	(8,972)	-
Proceeds from issuance of stock	6,300	5,926
Payments on capitalized lease obligations	(168)	(167)
Payment of cash dividend	(20,314)	(17,825)
Net cash used in financing activities	(23,154)	(12,066)
Effect of exchange rate on cash and cash equivalents	(985)	(943)
Net (decrease) increase in cash and cash equivalents	(49,426)	15,176
Cash and cash equivalents at beginning of period	192,395	111,479
Cash and cash equivalents at end of period	$142,969	$126,655

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

The results of operations for the three and six months ended March 28, 2020 and March 30, 2019 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14 million at March 28, 2020 and $14.8 million at September 28, 2019.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	(in thousands)
	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019

Beginning Balance	$1,094	$1,923	$1,334	$1,865
Additions to contract liability	1,474	1,337	2,749	3,028
Amounts recognized as revenue	(1,333)	(1,605)	(2,848)	(3,238)
Ending Balance	$1,235	$1,655	$1,235	$1,655

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $588,000 and $572,000 at March 28, 2020 and September 28, 2019, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $12,923,000 and $11,116,000 for the three months ended March 28, 2020 and March 30, 2019, respectively and $24,810,000 and $21,890,000 for the six months ended March 28, 2020 and March 30, 2019, respectively.

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

	Three Months Ended March 28, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,309	18,921	$0.39

Effect of Dilutive Securities
Options	-	93	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,309	19,014	$0.38

180,258 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 28, 2020

	Six Months Ended March 28, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$24,368	18,910	$1.29

Effect of Dilutive Securities
Options	-	169	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$24,368	19,079	$1.28

180,258 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 28, 2020

	Three Months Ended March 30, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$20,354	18,795	$1.08

Effect of Dilutive Securities
Options	-	96	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$20,354	18,891	$1.08

800 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 30, 2019

	Six Months Ended March 30, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$37,880	18,780	$2.02

Effect of Dilutive Securities
Options	-	114	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$37,880	18,894	$2.00

800 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 30, 2019

Note 5	At March 28, 2020, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019

Stock Options	$412	$449	$1,377	$1,078
Stock purchase plan	69	68	271	137
Stock issued to an outside director	33	33	33	33
Total share-based compensation	$514	$550	$1,681	$1,248

The above compensation is net of tax benefits	$620	$410	$751	$683

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2020 six months: expected volatility of 17.4%; risk-free interest rate of 1.1%; dividend rate of 1.3% and expected lives of 51 months.

During the fiscal year 2020 six month period, the Company granted 1,300 stock options. The weighted-average grant date fair value of these options was $24.67.

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

The total amount of gross unrecognized tax benefits is $414,000 and $414,000 on March 28, 2020 and September 28, 2019, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 28, 2020, and September 28, 2019, respectively, the Company has $279,000 and $279,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings in last year’s six months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax as a result of the Tax Cuts and Job Act of 2017 was reduced as the amount recorded the year prior was an estimate. Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 27.0% in last year’s six months.

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

In June 2016, the FASB issued guidance to update the methodology used to measure current expected credit losses (CECL). This guidance applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. This guidance replaces the current incurred loss impairment methodology with a methodology to reflect CECL and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This guidance will be effective beginning in the first quarter of our fiscal year 2021.  Early adoption is permitted. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

Note 8	Inventories consist of the following:

	March 28,	September 28,
	2020	2019
	(unaudited)
	(in thousands)

Finished goods	$61,892	$53,225
Raw materials	23,075	22,146
Packaging materials	9,438	9,703
Equipment parts and other	33,685	31,091
Total Inventories	$128,090	$116,165

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

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019

Sales to External Customers:
Food Service
Soft pretzels	$45,660	$49,812	$95,601	$98,803
Frozen juices and ices	9,491	8,947	16,534	16,474
Churros	14,754	15,770	31,145	30,905
Handhelds	7,447	7,987	14,636	16,789
Bakery	89,407	84,406	185,779	178,651
Other	4,573	8,145	11,085	13,471
Total Food Service	$171,332	$175,067	$354,780	$355,093

Retail Supermarket
Soft pretzels	$12,332	$10,829	$22,158	$21,015
Frozen juices and ices	15,864	14,668	25,957	25,664
Biscuits	6,630	6,358	13,608	14,222
Handhelds	3,117	2,479	5,878	5,047
Coupon redemption	(866)	(507)	(1,409)	(1,201)
Other	494	340	805	699
Total Retail Supermarket	$37,571	$34,167	$66,997	$65,446

Frozen Beverages
Beverages	$31,895	$33,603	$67,150	$65,039
Repair and maintenance service	21,779	20,034	44,265	39,777
Machines revenue	8,910	13,161	20,891	22,065
Other	555	270	856	494
Total Frozen Beverages	$63,139	$67,068	$133,162	$127,375

Consolidated Sales	$272,042	$276,302	$554,939	$547,914

Depreciation and Amortization:
Food Service	$7,240	$6,616	$14,158	$12,938
Retail Supermarket	329	320	688	655
Frozen Beverages	6,188	5,066	11,641	10,044
Total Depreciation and Amortization	$13,757	$12,002	$26,487	$23,637

Operating Income :
Food Service	$7,951	$19,182	$25,985	$36,879
Retail Supermarket	4,337	3,039	6,554	5,250
Frozen Beverages	(1,306)	2,550	146	4,724
Total Operating Income	$10,982	$24,771	$32,685	$46,853

Capital Expenditures:
Food Service	$10,331	$8,403	$18,734	$14,681
Retail Supermarket	275	581	1,235	1,133
Frozen Beverages	8,774	5,530	17,016	10,537
Total Capital Expenditures	$19,380	$14,514	$36,985	$26,351

Assets:
Food Service	$740,318	$699,028	$740,318	$699,028
Retail Supermarket	31,636	30,034	31,636	30,034
Frozen Beverages	305,983	223,650	305,983	223,650
Total Assets	$1,077,937	$952,712	$1,077,937	$952,712

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 28, 2020 and September 28, 2019 are as follows:

	March 28, 2020		September 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$10,408	$-	$10,408	$-

Amortized intangible assets
Non compete agreements	670	561	858	665
Customer relationships	19,737	10,763	19,900	9,954
License and rights	1,690	1,270	1,690	1,227
TOTAL FOOD SERVICE	$32,505	$12,594	$32,856	$11,846

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,750	$-	$12,750	$-

Amortized Intangible Assets
Trade names	676	454	676	389
Customer relationships	7,907	4,744	7,979	4,421
TOTAL RETAIL SUPERMARKETS	$21,333	$5,198	$21,405	$4,810

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	34,900	-	6,900	-

Amortized intangible assets
Customer relationships	1,439	185	737	102
Licenses and rights	1,400	967	1,400	933
TOTAL FROZEN BEVERAGES	$47,054	$1,152	$18,352	$1,035

CONSOLIDATED	$100,892	$18,944	$72,613	$17,691

Fully amortized intangible assets have been removed from the March 28, 2020 amounts. Intangible assets of $21,769,000 were added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $6,933,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 28, 2020 and March 30, 2019 was $833,000 and $831,000, respectively. Aggregate amortization expense of intangible assets for the six months ended March 28, 2020 and March 30, 2019 was $1,676,000 and $1,686,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,100,000 in 2020, $2,500,000 in 2021, $2,300,000 in 2022, $2,300,000 in 2023 and $2,000,000 in 2024. The weighted amortization period of the intangible assets is 10.7 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at March 28, 2020	$61,189	$4,146	$57,698	$123,033

Balance at September 28, 2019	$61,189	$4,146	$37,176	$102,511

Goodwill of $16,973,000 was added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $3,549,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 28, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$109,468	$527	$850	$109,145
Certificates of Deposit	960	5	-	965
Total marketable securities held to maturity	$110,428	$532	$850	$110,110

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 28,2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$862	$2,726
Preferred Stock	11,596	-	1,375	10,221
Total marketable securities available for sale	$15,184	$-	$2,237	$12,947

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2020 through 2024, with $99 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 28,2020 and September 28, 2019 are summarized as follows:

	March 28, 2020		September 28, 2019
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$69,337	$69,410	$51,091	$51,325
Due after one year through five years	41,091	40,699	79,360	80,300
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$110,428	$110,109	$130,451	$131,625
Less current portion	69,337	69,410	51,091	51,325
Long term held to maturity securities	$41,091	$40,699	$79,360	$80,300

Proceeds from the redemption and sale of marketable securities were $12,156,000 and $30,938,000 in the three and six months ended March 28, 2020 and were $6,012,000 and $23,137,000 in the three and six months ended March 30, 2019, respectively. Losses of $2,059,000 and $2,070,000 were recorded in the three and six months ended March 28, 2020 and losses of $973,000 and $284,000 were recorded in the three and six months ended March 30, 2019. Included in the losses were unrealized losses of $1,993,000 and $267,000 in the six months ended March 28, 2020 and March 30, 2019 respectively. Unrealized losses of $2,064,000 were recorded in the three months ended March 28, 2020 and unrealized gains of $760,000 were recorded in the three months ended March 30, 2019. We use the specific identification method to determine the cost of securities sold.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:
	Three Months Ended March 28, 2020		Six Months Ended March 28, 2020

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

	Foreign Currency		Foreign Currency
	Translation		Translation
	Adjustments	Total	Adjustments	Total

Beginning Balance	$(12,178)	$(12,178)	$(12,988)	$(12,988)

Other comprehensive income (loss) before reclassifications	(3,921)	$(3,921)	(3,111)	$(3,111)

Ending Balance	$(16,099)	$(16,099)	$(16,099)	$(16,099)

	Three Months Ended March 30, 2019			Six Months Ended March 30, 2019
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

		Unrealized			Unrealized
	Foreign Currency	Holding Gain		Foreign Currency	Holding Gain
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(13,438)	$-	$(13,438)	$(12,079)	$85	$(11,994)

Other comprehensive income (loss) before reclassifications	394	-	394	(965)	-	(965)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(85)	(85)

Ending Balance	$(13,044)	$-	$(13,044)	$(13,044)	$-	$(13,044)

Note 13

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were approximately $2.5 million and $400,000 for the second quarter and were approximately $5 million and $900,000 for the six months ended March 28,2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama. BAMA ICEE does business in Alabama and Georgia with annual sales of approximately $3.5 million. Sales and operating income of BAMA ICEE were approximately $300,000 and $100,000 for the second quarter.

The preliminary purchase price allocations for the acquisitions are as follows:

	(in thousands)

	ICEE	BAMA	Total
	Distributors	ICEE

Accounts Receivable, net	$722	$71	$793
Inventories	866	77	943
Property, plant & equipment, net	4,851	1,722	6,573
Customer Relationships	569	133	702
Distribution rights	21,200	6,800	28,000
Goodwill	16,973	3,549	20,522
Accounts Payable	(210)	(125)	(335)
Purchase Price	$44,970	$12,227	$57,197

The goodwill recognized is attributable to the assembled workforce of ICEE Distributors and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.

Acquisition costs of $62,000 and $98,000 are included in other general expense for the three and six months ended March 28, 2020, respectively.

Our unaudited proforma results, giving effect to this acquisition and assuming an acquisition date of September 29, 2018, would have been:

	(in thousands)

	Three months ended		Six months ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019

Net Sales	$272,242	$279,288	$555,739	$553,745

Net Earnings	$7,308	$20,385	$24,366	$37,914

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

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	March 28, 2020	March 28, 2020
	(in thousands)	(in thousands)

Operating lease cost in Cost of goods sold and Operating Expenses	$4,065	$8,344
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	84	169
Interest on lease liabilities in Interest expense & other	8	16
Total finance lease cost	92	185
Short-term lease cost in Cost of goods sold and Operating Expenses	-
Total net lease cost	$4,157	$8,529

Supplemental balance sheet information related to leases is as follows:

March 28, 2020
(in thousands)
Operating Leases
Operating lease right-of-use assets	$64,502

Current operating lease liabilities	$13,109
Noncurrent operating lease liabilities	54,267
Total operating lease liabilities	$67,376

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$873

Current finance lease liabilities	$345
Noncurrent finance lease liabilities	544
Total finance lease liabilities	$889

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	March 28, 2020	March 28, 2020
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,126	$8,370
Operating cash flows from finance leases	$83	$169
Financing cash flows from finance leases	$9	$16

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$-
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-

As of  March 28, 2020, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Six months ending September 26, 2020	$6,257	$184
2021	14,583	369
2022	12,303	168
2023	10,456	98
2024	8,078	98
Thereafter	25,550	26
Total minimum payments	$77,227	$943
Less amount representing interest	(9,851)	(54)
Present value of lease obligations	$67,376	$889

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

Note 15 – Subsequent Event

Net Sales for the first 4 weeks of our third quarter ending June 27, 2020 were down approximately 45% from a year ago.  Although we cannot estimate whether  net sales will continue to be down at the same rate for the balance of the quarter, we estimate that we may have an operating loss in the quarter which would compare to operating income of $39 million in the year ago June quarter if sales continue to be down at the same rate. Approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations so we anticipate COVID-19 will continue to have a negative impact on our business. As we have $267 million of cash and marketable securities on our balance sheet, we do not expect to have any liquidity issues, nor do we anticipate a material amount of our assets would be impaired.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.575 per share of its common stock payable on April 8, 2020, to shareholders of record as of the close of business on March 17, 2020.

In the three and six months ended March 28, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292. We did not purchase any shares of our common stock in fiscal year 2019. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization.

In the three months ended March 28, 2020 and March 30, 2019, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $3,921,000 in accumulated other comprehensive loss in the 2020 second quarter and a decrease of $394,000 in accumulated other comprehensive loss in the 2019 second quarter. In the six-month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $3,111,000 in accumulated other comprehensive loss in the 2020 six-month period and an increase of $965,000 in accumulated other comprehensive loss in the 2019 six-month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 28, 2020.

RESULTS OF OPERATIONS

Net sales decreased $4,260,000 or 2% to $272,042,000 for the three months and increased $7,025,000 or 1% to $554,939,000 for the six months ended March 28, 2020 compared to the three and six months ended March 30, 2019, respectively. Excluding sales from the acquisition of ICEE Distributors in October 2019 and BAMA ICEE in February 2020, sales decreased 2% for the quarter and increased about 1/3 of 1% for the six months. Sales for the first 11 weeks of our second quarter increased approximately 2% and decreased approximately 20% in the last 2 weeks of the quarter due to the slowdown in the economy.

Net Sales for the first 4 weeks of our third quarter that will end June 27, 2020 were down approximately 45% from a year ago.  Although we cannot estimate whether  net sales will continue to be down at the same rate for the balance of the quarter, we estimate that we may have an operating loss in the quarter which would compare to operating income of $39 million in the year ago June quarter if sales continue to be down at the same rate. Approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations so we anticipate COVID-19 will continue to have a negative impact on our business. As we have $267 million of cash and marketable securities on our balance sheet, we do not expect to have any liquidity issues, nor do we anticipate a material amount of our assets would be impaired.

FOOD SERVICE

Sales to food service customers decreased $3,735,000 or 2% in the second quarter to $171,332,000 and decreased $313,000 or 1% to $354,780,000 for the six months. For the first 11 weeks of the quarter, sales increased approximately 2% and sales decreased approximately 24% in the last 2 weeks of the quarter. Soft pretzel sales to the food service market decreased 8% to $45,660,000 in the three months and 3% to $95,601,000 in the six months. Prior to COVID-19, soft pretzel sales were strong to convenience store chains and schools in the quarter.

Frozen juices and ices sales increased 6% to $9,491,000 in the three months and were essentially the same as last year at $16,534,000 in the six months as sales to warehouse club stores were strong in the quarter.

Churro sales to food service customers were down 6% in the quarter to $14,754,000 and were up less than 1% to $31,145,000 in the six months due to the dropoff in sales due to COVID-19.

Sales of bakery products increased $5,001,000 or 6% in the second quarter and increased $7,128,000 or 4% to $185,779,000 for the six months with significant offsetting increases and decreases in sales to particular customers.

Sales of handhelds decreased $540,000 or 7% in the quarter and $2,153,000 or 13% in the six months with the decrease primarily coming from lower sales to co-pack customers.

Sales of funnel cake decreased $3,370,000 or 44%, to $4,362,000 in the quarter and $2,130,000, or 17%, to $10,562,000 in the six months due primarily to lower sales to one quick service restaurant chain that ran a limited time offer in last year’s quarter.

Sales of new products in the first twelve months since their introduction were approximately $1.6 million in this quarter and $4.1 million in the six months.

Operating income in our Food Service segment decreased to $7,951,000 from $19,182,000 in the quarter and decreased to $25,985,000 from $36,879,000 in the six months primarily because of lower volume and higher operating expenses throughout the quarter and a significant dropoff in sales and production due to COVID-19.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $3,404,000 or 10% to $37,571,000 in the second quarter and increased $1,551,000 or 2% in the six months. For the first 11 weeks of the quarter, sales increased approximately 4% and increased approximately 45% in the last 2 weeks of the quarter. Soft pretzel sales for the second quarter were up 14% to $12,332,000 and up 5% to $22,158,000 for the six months. Sales of frozen juices and ices increased $1,196,000 or 8% to $15,864,000 in the second quarter and increased $293,000 or 1% in the six months. Handheld sales to retail supermarket customers increased 26% to $3,117,000 in the quarter and 16% to $5,878,000 in the six months. Biscuit sales for the second quarter were up 4% to $6,630,000 and down 4% to $13,608,000 for the six months. Sales were generally higher for all product lines as sales in the year ago periods were impacted by lost volume and placements due the price increases implemented in last year’s first quarter and because of increased sales to supermarkets generally in the last 2 weeks of the quarter due to COVID-19.

Sales of new products in the second quarter were approximately $300,000 and were approximately $400,000 for the six months.

Operating income in our Retail Supermarkets segment was $4,337,000 in this year’s second quarter compared to $3,039,000 in last year’s quarter, a 43% increase and increased to $6,554,000 in this year’s six months compared to $5,250,000 in last year’s six months due to higher volume and higher prices.

FROZEN BEVERAGES

Frozen beverage and related product sales decreased 6% to $63,139,000 in the second quarter and increased 5% to $133,162,000 in the six months. For the first 11 weeks of the quarter, sales increased approximately 1% and decreased approximately 38% in the last 2 weeks of the quarter. Beverages sales were down 5% to $31,895,000 in the quarter and up 5% to $67,150,000 in the six months. Excluding sales from the acquisition of ICEE Distributors in October 2019 and BAMA ICEE in February 2020, frozen beverages and related product sales decreased 10% in the quarter and were up less than 1% for the six months and beverages sales decreased 14% for the quarter and 3% for the six months. Gallon sales were down 12% in the quarter and down 6% in the six months exclusive of ICEE Distributors’ gallons. Service revenue increased 9% to $21,779,000 in the second quarter and increased 10% to $44,265,000 in the six months with sales increases and decreases spread throughout our customer base.

Machines revenue (primarily sales of frozen beverage machines) were $8,910,000, a decrease of $4,251,000 in the quarter and $20,891,000, a decrease of $1,174,000 in the six months, with the decrease because of a significant install project at one quick service restaurant chain in last year’s quarter. Our Frozen Beverage segment had an operating loss of $1,306,000 compared to operating income of $2,550,000 in last year’s quarter and operating income for the six months was $146,000 this year and $4,724,000 last year primarily as a result of lower volume due to COVID-19 and relocation costs of our ICEE’s headquarters of about $1.5 million in our second quarter and $2.3 million in the six months.

CONSOLIDATED

Gross profit as a percentage of sales was 25.53% in the second quarter and 28.68% last year.  Gross profit as a percentage of sales was 26.54% in the six month period this year and 28.49% last year. Gross profit percentage decreased for both periods because of lower volume in our food service and frozen beverages segments in the second quarter, product mix changes and significant dropoff in production at the end of the second quarter due to COVID-19, although gross profit as a percentage of sales was lower prior to COVID-19 for both the quarter and six months primarily because of lower volume and product mix changes.

Total operating expenses increased $3,984,000 in the second quarter and as a percentage of sales increased to 21.5% from 19.7% last year. For the first half, operating expenses increased $5,361,000 and as a percentage of sales increased to 20.7% from 19.9% last year. Marketing expenses increased to 8.8% of sales in this year’s quarter from 7.9% last year and were 8.4% in the six months compared to 7.9% of sales in last year’s six months primarily because of increased spending in our retail supermarket and frozen beverages segments and because of lower sales in the second quarter (lower denominator) . Distribution expenses were 9.1% of sales in the second quarter and 8.0% of sales in last year’s quarter and were 8.7% in this year’s six months compared to 8.4% of sales in last year’s six months primarily due to higher freight and storage costs and because of lower sales in the second quarter (lower denominator). Administrative expenses were 3.7% of sales in the second quarter compared to 3.6% of sales last year in the second quarter and were 3.6% in this year’s six months compared to 3.5% of sales in last year’s six months.

Operating income decreased $13,789,000 or 56% to $10,982,000 in the three months and decreased $14,168,000 or 30% to $32,685,000 in the first six months as a result of the aforementioned items. About $6.5 million of the decrease in operating income was in January and February primarily due to higher costs and lower volume in our foodservice segment and the $1.5 million of relocation costs in our frozen beverages segment.

We had an investment loss, net of income, of $413,000 in this year’s quarter compared to investment income of $2,782,000 in last year’s quarter. Investment income decreased to $1,373,000 from $3,822,000 in the six month periods. We had unrealized losses of $1,993,000 and $267,000 in the six months ended March 28, 2020 and March 30, 2019 respectively. We had unrealized losses of $2,064,000 in the three months ended March 28, 2020 and unrealized gains of $760,000 in the three months ended March 30, 2019.

Net earnings decreased $13,045,000, or 64%, in the current three month period to $7,309,000 and decreased $13,512,000, or 36%, to 24,368,000 for the six month period this year compared to $37,880,000 for the six month period last year.

Net earnings in last year’s six months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax as a result of the Tax Cuts and Job Act of 2017 was reduced as the amount recorded the year prior was an estimate. Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 27.0% in last year’s six months. Our effective tax rate was 28.3% in this year’s six months.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 28, 2020, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 28,2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002

99.5 &	Certification Pursuant to the 18 U.S.C.
99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020, formatted in XBRL (extensible Business Reporting Language):
	(i)	Consolidated Balance Sheets,
	(ii)	Consolidated Statements of Earnings,
	(iii)	Consolidated Statements of Comprehensive Income,
	(iv)	Consolidated Statements of Cash Flows and
	(v)	the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: May 1,2020	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
President, Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: May 1,2020	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)