Form 10-Q
period 2020-06-27
J&J SNACK FOODS CORP
filed 2020-07-31
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 2020

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

Large Accelerated filer	☒	Accelerated filer	☐
		Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              ☐     Yes                         ☒    No

As of July 24,2020 there were 18,894,908 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number
Part I.	Financial Information

Item l.	Consolidated Financial Statements

	Consolidated Balance Sheets – June 27, 2020 (unaudited) and September 28, 2019	3

	Consolidated Statements of (Loss) Earnings (unaudited) – Three and nine months ended June 27, 2020 and June 29, 2019	4

	Consolidated Statements of Comprehensive (Loss) Income (unaudited) – Three and nine months Ended June 27, 2020 and June 29, 2019	5

	Consolidated Statements of Changes In Stockholders’ Equity (unaudited) – Three and nine months Ended June 27, 2020 and June 29, 2019	6

	Consolidated Statements of Cash Flows (unaudited) – Nine Months Ended June 27, 2020 and June 29, 2019	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II.	Other Information

Item 6.	Exhibits	32

 J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 27,
	2020	September 28,
	(unaudited)	2019
Assets
Current assets
Cash and cash equivalents	$169,961	$192,395
Marketable securities held to maturity	58,268	51,091
Accounts receivable, net	116,488	140,938
Inventories	120,564	116,165
Prepaid expenses and other	13,660	5,768
Total current assets	478,941	506,357

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	331,481	315,360
Marketing equipment	253,533	240,681
Transportation equipment	9,905	9,725
Office equipment	34,935	31,217
Improvements	42,291	40,626
Construction in progress	16,199	10,039
Total Property, plant and equipment, at cost	717,420	676,724
Less accumulated depreciation and amortization	452,707	423,276
Property, plant and equipment, net	264,713	253,448

Long-term assets
Goodwill	123,033	102,511
Other intangible assets, net	81,117	54,922
Marketable securities held to maturity	28,863	79,360
Marketable securities available for sale	13,232	19,903
Operating lease right-of-use assets	64,615	-
Other	2,772	2,838
Total long-term assets	313,632	259,534
Total Assets	$1,057,286	$1,019,339

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$329	$339
Accounts payable	68,829	72,029
Accrued insurance liability	12,131	10,457
Accrued liabilities	6,951	7,808
Current operating lease liabilities	13,913	-
Accrued compensation expense	14,814	21,154
Dividends payable	10,873	9,447
Total current liabilities	127,840	121,234

Noncurrent finance lease liabilities	456	718
Noncurrent operating lease liabilities	56,570	-
Deferred income taxes	61,348	61,920
Other long-term liabilities	472	1,716

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,888,000 and 18,895,000 respectively	46,560	45,744
Accumulated other comprehensive loss	(16,058)	(12,988)
Retained Earnings	780,098	800,995
Total stockholders' equity	810,600	833,751
Total Liabilities and Stockholders' Equity	$1,057,286	$1,019,339

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net Sales	$214,563	$326,701	$769,502	$874,615

Cost of goods sold	177,367	225,352	585,002	617,155
Gross Profit	37,196	101,349	184,500	257,460

Operating expenses
Marketing	21,952	26,398	68,532	69,792
Distribution	21,272	24,447	69,648	70,521
Administrative	8,374	10,668	28,166	29,909
Plant shutdown impairment costs	5,072	-	5,072	-
Other general (income) expense	(54)	794	(183)	1,343
Total operating expenses	56,616	62,307	171,235	171,565

Operating (loss) income	(19,420)	39,042	13,265	85,895

Other income (expense)
Investment income	1,300	1,953	2,673	5,775
Interest expense & other	(7)	1,972	(60)	1,920

(Loss) earnings before income taxes	(18,127)	42,967	15,878	93,590

Income taxes	(5,480)	12,095	4,157	24,838

NET (LOSS) EARNINGS	$(12,647)	$30,872	$11,721	$68,752

(Loss) earnings per diluted share	$(0.67)	$1.63	$0.62	$3.64

Weighted average number of diluted shares	18,888	18,947	19,036	18,912

(Loss) earnings per basic share	$(0.67)	$1.64	$0.62	$3.66

Weighted average number of basic shares	18,888	18,823	18,902	18,794

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net (Loss) Earnings	$(12,647)	$30,872	$11,721	$68,752

Foreign currency translation adjustments	41	496	(3,070)	(469)

Total Other Comprehensive Income (loss)	41	496	(3,070)	(469)

Comprehensive (Loss) Income	$(12,606)	$31,368	$8,651	$68,283

The accompanying notes are an integral part of these statements.

 J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	5	468	-	-	468
Foreign currency translation adjustment	-	-	810	-	810
Dividends declared	-	-	-	(10,867)	(10,867)
Share-based compensation	-	1,299	-	-	1,299
Net earnings	-	-	-	17,059	17,059

Balance at December 28, 2019	18,900	47,511	(12,178)	807,187	842,520
Issuance of common stock upon exercise of stock options	47	5,049	-	-	5,049
Issuance of common stock for employee stock purchase plan	6	783	-	-	783
Foreign currency translation adjustment	-	-	(3,921)	-	(3,921)
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(10,878)	(10,878)
Share-based compensation	-	1,088	-	-	1,088
Repurchase of common stock	(66)	(8,972)	-	-	(8,972)
Net earnings	-	-	-	7,309	7,309

Balance at March 28, 2020	18,888	45,549	(16,099)	803,618	833,068
Foreign currency translation adjustment	-	-	41	-	41
Dividends declared	-	-	-	(10,873)	(10,873)
Share-based compensation	-	1,011	-	-	1,011
Net loss	-	-	-	(12,647)	(12,647)

Balance at June 27, 2020	18,888	$46,560	$(16,058)	$780,098	$810,600

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	20	1,704	-	-	1,704
Foreign currency translation adjustment	-	-	(1,359)	-	(1,359)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Dividends declared	-	-	-	(9,389)	(9,389)
Share-based compensation	-	972	-	-	972
Net earnings	-	-	-	17,526	17,526

Balance at December 29, 2018	18,774	30,016	(13,438)	751,967	768,545
Issuance of common stock upon exercise of stock options	34	3,451	-	-	3,451
Issuance of common stock for employee stock purchase plan	6	772	-	-	772
Foreign currency translation adjustment	-	-	394	-	394
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(9,405)	(9,405)
Share-based compensation	-	914	-	-	914
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	20,354	20,354

Balance at March 30, 2019	18,815	35,243	(13,044)	762,916	785,115
Issuance of common stock upon exercise of stock options	15	1,499	-	-	1,499
Foreign currency translation adjustment	-	-	496	-	496
Dividends declared	-	-	-	(9,413)	(9,413)
Share-based compensation	-	1,098	-	-	1,098
Repurchase of common stock	-	-	-	-	-
Net earnings	-	-	-	30,872	30,872

Balance at June 29, 2019	18,830	$37,840	$(12,548)	$784,375	$809,667

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	June 27,	June 29,
	2020	2019
Operating activities:
Net earnings	$11,721	$68,752
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	37,353	33,374
Amortization of intangibles and deferred costs	2,516	2,586
Share-based compensation	3,421	3,006
Deferred income taxes	(426)	690
Loss on marketable securities	1,746	410
Plant shutdown impairment costs	5,072	-
Other	(309)	350
Changes in assets and liabilities net of effects from purchase of companies
Decrease (increase) in accounts receivable	24,634	(14,289)
Increase in inventories	(3,751)	(6,257)
(Increase) decrease in prepaid expenses	(7,879)	957
(Decrease) increase in accounts payable and accrued liabilities	(7,478)	11,584
Net cash provided by operating activities	66,620	101,163
Investing activities:
Payment for purchases of companies, net of cash acquired	(57,197)	(1,155)
Purchases of property, plant and equipment	(47,637)	(42,136)
Purchases of marketable securities	(6,103)	(24,056)
Proceeds from redemption and sales of marketable securities	54,125	29,721
Proceeds from disposal of property, plant and equipment	2,852	1,463
Other	(72)	(212)
Net cash used in investing activities	(54,032)	(36,375)
Financing activities:
Payments to repurchase common stock	(8,972)	-
Proceeds from issuance of stock	6,300	7,426
Payments on capitalized lease obligations	(272)	(33)
Payment of cash dividend	(31,193)	(27,230)
Net cash used in financing activities	(34,137)	(19,837)
Effect of exchange rate on cash and cash equivalents	(885)	(333)
Net (decrease) increase in cash and cash equivalents	(22,434)	44,618
Cash and cash equivalents at beginning of period	192,395	111,479
Cash and cash equivalents at end of period	$169,961	$156,097

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

The results of operations for the three and nine months ended June 27, 2020 and June 29, 2019 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather. Additionally, approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations as a result of COVID-19 resulting in a negative impact on our business beginning in March 2020 which we anticipate will continue to have a negative impact on our business for an undetermined length of time.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $15.9 million at June 27, 2020 and $14.8 million at September 28, 2019.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	(in thousands)
	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Beginning Balance	$1,235	$1,655	$1,334	$1,865
Additions to contract liability	1,362	1,271	4,111	4,299
Amounts recognized as revenue	(1,311)	(1,499)	(4,159)	(4,737)
Ending Balance	$1,286	$1,427	$1,286	$1,427

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $1,340,000 and $572,000 at June 27, 2020 and September 28, 2019, respectively. Our allowance has increased based on our assessment of collectability considering the impact of COVID-19 on some of our customers.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $12,543,000 and $11,484,000 for the three months ended June 27, 2020 and June 29, 2019, respectively and $37,353,000 and $33,374,000 for the nine months ended June 27, 2020 and June 29, 2019, respectively. $1,854,000 of equipment, at cost net of accumulated depreciation, was impaired in our foodservice segment as a result of the pending shutdown of our Midwest manufacturing plant.

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

	Three Months Ended June 27, 2020
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Loss available to common stockholders	$(12,647)	18,888	$(0.67)

Effect of Dilutive Securities
Options	-	-	-

Diluted EPS
Net Loss available to common stockholders plus assumed conversions	$(12,647)	18,888	$(0.67)

845,977 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 27, 2020.

	Nine Months Ended June 27, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$11,721	18,902	$0.62

Effect of Dilutive Securities
Options	-	134	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$11,721	19,036	$0.62

169,246 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 27, 2020

	Three Months Ended June 29, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$30,872	18,823	$1.64

Effect of Dilutive Securities
Options	-	124	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$30,872	18,947	$1.63

163,670 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 29, 2019

	Nine Months Ended June 29, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$68,752	18,794	$3.66

Effect of Dilutive Securities
Options	-	118	(0.02)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$68,752	18,912	$3.64

163,670 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 29, 2019

Note 5	At June 27, 2020, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Stock Options	$890	$663	$2,267	$1,741
Stock purchase plan	57	187	328	324
Stock issued to an outside director	17	17	50	50
Total share-based compensation	$964	$867	$2,645	$2,115

The above compensation is net of tax benefits	$70	$254	$822	$937

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2020 nine months: expected volatility of 17.4%; risk-free interest rate of 0.3%; dividend rate of 1.8% and expected lives of 51 months.

During the fiscal year 2020 nine month period, the Company granted 161,682 stock options. The weighted-average grant date fair value of these options was $14.40.

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

The total amount of gross unrecognized tax benefits is $360,000 and $414,000 on June 27, 2020 and September 28, 2019, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 27, 2020, and September 28, 2019, respectively, the Company has $263,000 and $279,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Net earnings in last year’s nine months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax as a result of the Tax Cuts and Job Act of 2017 was reduced as the amount recorded the year prior was an estimate. Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 27.5% in last year’s nine months.

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

Note 8	Inventories consist of the following:

	June 27,	September 28,
	2020	2019
	(unaudited)
	(in thousands)

Finished goods	$51,456	$53,225
Raw materials	24,679	22,146
Packaging materials	10,525	9,703
Equipment parts and other	33,904	31,091
Total Inventories	$120,564	$116,165

       $2.0 million of inventory was written down in the quarter as we consider it to be unsaleable.

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

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Sales to External Customers:
Food Service
Soft pretzels	$21,384	$55,867	$116,985	$154,670
Frozen juices and ices	8,688	13,862	25,222	30,336
Churros	7,321	18,888	38,466	49,793
Handhelds	7,448	8,550	22,084	25,339
Bakery	69,237	90,084	255,016	268,735
Other	2,543	6,105	13,628	19,576
Total Food Service	$116,621	$193,356	$471,401	$548,449

Retail Supermarket
Soft pretzels	$12,716	$7,294	$34,874	$28,309
Frozen juices and ices	33,322	26,515	59,279	52,179
Biscuits	8,151	5,215	21,759	19,437
Handhelds	3,257	3,063	9,135	8,110
Coupon redemption	(807)	(962)	(2,216)	(2,163)
Other	863	642	1,668	1,341
Total Retail Supermarket	$57,502	$41,767	$124,499	$107,213

Frozen Beverages
Beverages	$16,456	$56,937	$83,606	$121,976
Repair and maintenance service	17,259	22,514	61,524	62,291
Machines revenue	6,363	11,810	27,254	33,875
Other	362	317	1,218	811
Total Frozen Beverages	$40,440	$91,578	$173,602	$218,953

Consolidated Sales	$214,563	$326,701	$769,502	$874,615

Depreciation and Amortization:
Food Service	$7,050	$6,973	$21,208	$19,911
Retail Supermarket	468	335	1,156	990
Frozen Beverages	5,864	5,015	17,505	15,059
Total Depreciation and Amortization	$13,382	$12,323	$39,869	$35,960

Operating (Loss)Income:
Food Service	$(18,242)	$21,030	$7,743	$57,909
Retail Supermarket	7,910	3,775	14,464	9,025
Frozen Beverages	(9,088)	14,237	(8,942)	18,961
Total Operating (Loss) Income	$(19,420)	$39,042	$13,265	$85,895

Capital Expenditures:
Food Service	$7,865	$8,665	$26,599	$23,346
Retail Supermarket	390	597	1,625	1,730
Frozen Beverages	2,397	6,523	19,413	17,060
Total Capital Expenditures	$10,652	$15,785	$47,637	$42,136

Assets:
Food Service	$729,331	$751,641	$729,331	$751,641
Retail Supermarket	33,766	24,825	33,766	24,825
Frozen Beverages	294,189	219,224	294,189	219,224
Total Assets	$1,057,286	$995,690	$1,057,286	$995,690

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 27, 2020 and September 28, 2019 are as follows:

	June 27, 2020		September 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$10,408	$-	$10,408	$-

Amortized intangible assets
Non compete agreements	670	603	858	665
Customer relationships	19,737	11,247	19,900	9,954
License and rights	1,690	1,291	1,690	1,227
TOTAL FOOD SERVICE	$32,505	$13,141	$32,856	$11,846

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,750	$-	$12,750	$-

Amortized Intangible Assets
Trade names	676	487	676	389
Customer relationships	7,907	4,942	7,979	4,421
TOTAL RETAIL SUPERMARKETS	$21,333	$5,429	$21,405	$4,810

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	34,900	-	6,900	-

Amortized intangible assets
Customer relationships	1,439	222	737	102
Licenses and rights	1,400	983	1,400	933
TOTAL FROZEN BEVERAGES	$47,054	$1,205	$18,352	$1,035

CONSOLIDATED	$100,892	$19,775	$72,613	$17,691

Fully amortized intangible assets have been removed from the June 27, 2020 amounts. Intangible assets of $21,769,000 were added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $6,933,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 27, 2020 and June 29, 2019 was $831,000 and $836,000, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 27, 2020 and June 29, 2019 was $2,507,000 and $2,521,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3,100,000 in 2020, $2,500,000 in 2021, $2,300,000 in 2022, $2,300,000 in 2023 and $2,000,000 in 2024. The weighted amortization period of the intangible assets is 10.7 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)

Balance at June 27, 2020	$61,189	$4,146	$57,698	$123,033

Balance at September 28, 2019	$61,189	$4,146	$37,176	$102,511

Goodwill of $16,973,000 was added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $3,549,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020. `

Note 11

We have classified our investment securities as marketable securities held to maturity and available for sale. The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB has established three levels of inputs that may be used to measure fair value:

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 27, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$86,171	$1,416	$75	$87,512
Certificates of Deposit	960	3	-	963
Total marketable securities held to maturity	$87,131	$1,419	$75	$88,475

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 27, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$786	$2,802
Preferred Stock	11,596	90	1,256	10,430
Total marketable securities available for sale	$15,184	$90	$2,042	$13,232

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2020 through 2023, with $75 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 27, 2020 and September 28, 2019 are summarized as follows:

	June 27, 2020		September 28, 2019

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$58,268	$58,920	$51,091	$51,325
Due after one year through five years	28,863	29,555	79,360	80,300
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$87,131	$88,475	$130,451	$131,625
Less current portion	58,268	58,920	51,091	51,325
Long term held to maturity securities	$28,863	$29,555	$79,360	$80,300

Proceeds from the redemption and sale of marketable securities were $23,187,000 and $54,125,000 in the three and nine months ended June 27, 2020 and were $6,584,000 and $29,721,000 in the three and nine months ended June 29, 2019, respectively. Losses of $1,746,000 and $410,000 were recorded in the nine months ended June 27, 2020 and June 29, 2019, respectively and losses of $126,000 were recorded in the three months ended June 29, 2019 and gains of $324,000 were recorded in the three months ended June 27, 2020. Unrealized losses of $118,000 and $385,000 were recorded in the three and nine months ended June 29, 2019, respectively and unrealized losses of $1,708,000 were recorded in the nine months ended June 27, 2020 and unrealized gains of $285,000 were recorded in the three months ended June 27, 2020. We use the specific identification method to determine the cost of securities sold.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 27, 2020	Nine Months Ended June 27, 2020

	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation	Translation
	Adjustments	Adjustments

Beginning Balance	$(16,099)	$(12,988)

Other comprehensive income (loss) before reclassifications	41	(3,070)

Ending Balance	$(16,058)	$(16,058)

	Three Months Ended June 29, 2019			Nine Months Ended June 29, 2019
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)

	Foreign Currency	Unrealized Holding Gain		Foreign Currency	Unrealized Holding Gain
	Translation	on Marketable		Translation	on Marketable
	Adjustments	Securities	Total	Adjustments	Securities	Total

Beginning Balance	$(13,044)	$-	$(13,044)	$(12,079)	$85	$(11,994)

Other comprehensive income (loss) before reclassifications	496	-	496	(469)	-	(469)

Amounts reclassified from accumulated other comprehensive income	-	-	-	-	(85)	(85)

Ending Balance	$(12,548)	$-	$(12,548)	$(12,548)	$-	$(12,548)

Note 13         On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were $3.2 million and $1.1 million for the three months and were $8.0 million and $2.0 million for the nine months ended June 27, 2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama does business in Alabama and Georgia with annual sales of approximately $3.5 million. Sales and operating income of BAMA ICEE were $636,000 and $205,000 for the three months and were $1.0 million and $281,000 for the nine months ended June 27, 2020.

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

Acquisition costs of $76,000 are included in other general expense for the nine months ended June 27, 2020.

Our unaudited proforma results, giving effect to this acquisition and assuming an acquisition date of September 29, 2018, would have been:

	(in thousands)

	Three months ended		Nine months ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net Sales	$214,763	$331,839	$770,302	$885,584

Net Earnings	$(12,648)	$32,143	$11,719	$70,057

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

As of  June 27, 2020, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.1%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease     identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	June 27, 2020	June 27, 2020
	(in thousands)	(in thousands)

Operating lease cost in Cost of goods sold and Operating Expenses	$4,639	$12,983
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	84	253
Interest on lease liabilities in Interest expense & other	7	23
Total finance lease cost	91	276
Short-term lease cost in Cost of goods sold and Operating Expenses	-
Total net lease cost	$4,730	$13,259

Supplemental balance sheet information related to leases is as follows:

June 27, 2020
(in thousands)
Operating Leases
Operating lease right-of-use assets	$64,615

Current operating lease liabilities	$13,913
Noncurrent operating lease liabilities	56,570
Total operating lease liabilities	$70,483

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$789

Current finance lease liabilities	$329
Noncurrent finance lease liabilities	456
Total finance lease liabilities	$785

$3,218,000 of operating lease right of use assets was impaired in our foodservice segment as a result of the pending shutdown of our midwest manufacturing plant. The amount of the impairment was calculated using cash flow projections.

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	June 27, 2020	June 27, 2020
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,684	$13,054
Operating cash flows from finance leases	$84	$253
Financing cash flows from finance leases	$7	$23
	$-
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$3,105	$3,105
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of  June 27, 2020, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Three months ending September 26, 2020	$4,264	$115
2021	15,509	349
2022	13,236	156
2023	11,373	91
2024	8,971	95
Thereafter	26,502	27
Total minimum payments	$79,856	$833
Less amount representing interest	(9,373)	(48)
Present value of lease obligations	$70,483	$785

As of June 27, 2020, the weighted-average remaining term of our operating and finance leases was 7.3 years and 4.0 years, respectively.

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

Note 15 – Subsequent Event

Net Sales for the first 4 weeks of our fourth quarter ending September 27, 2020 were down approximately 25% from a year ago.  Although we cannot project whether our sales will continue to be down at the same rate for the balance of the quarter, this would be a considerable improvement in our business and we would expect our results of operations to be significantly better in our fourth quarter compared to our third quarter if sales continue at this rate, although our operating results would be materially less than last year. Approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations so we anticipate COVID-19 will continue to have a negative impact on our business. As we have $270 million of cash and marketable securities on our balance sheet, we do not expect to have any liquidity issues, nor do we anticipate a material amount of our assets would be impaired.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.575 per share of its common stock payable on July 7, 2020, to shareholders of record as of the close of business on June 15, 2020.

In the three months ended March 28, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292. We did not purchase any other shares of our common stock in this fiscal year nor did we purchase any shares of our common stock in fiscal year 2019. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization.

In the three months ended June 27, 2020 and June 29, 2019, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an decrease of $41,000 in accumulated other comprehensive loss in the 2020 third quarter and a decrease of $496,000 in accumulated other comprehensive loss in the 2019 third quarter. In the nine-month period, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $3,070,000 in accumulated other comprehensive loss in the 2020 nine-month period and an increase of $469,000 in accumulated other comprehensive loss in the 2019 nine month period.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 27, 2020.

RESULTS OF OPERATIONS

Net sales decreased $112,138,000 or 34% to $214,563,000 for the three months and decreased $105,113,000 or 12% to $769,502,000 for the nine months ended June 27, 2020 compared to the three and nine months ended June 29, 2019, respectively. Excluding sales from the acquisition of ICEE Distributors in October 2019 and BAMA ICEE in February 2020, sales decreased 35% for the quarter and decreased about 13% for the nine months.

Sales for the last 5 weeks of the third quarter (our fiscal June) improved to being down approximately 24% from a year ago as parts of the economy that impact our operations began to open up.  Approximately 2/3 of the Company’s sales are to venues and locations that have shut down or sharply curtailed their foodservice operations, and therefore we anticipate COVID-19 will continue to have a negative impact on our business. As we have $270 million of cash and marketable securities on our balance sheet, up from $267 million at March 28, 2020, we do not expect to have any liquidity issues, nor do we anticipate a material amount of our assets would be impaired.

FOOD SERVICE

Sales to food service customers decreased $76,735,000 or 40% in the third quarter to $116,621,000 and decreased $77,048,000 or 14% to $471,401,000 for the nine months. Soft pretzel sales to the food service market decreased 62% to $21,384,000 in the three months and 24% to $116,985,000 in the nine months. Frozen juices and ices sales decreased 37% to $8,688,000 in the three months and decreased 17% to $25,222,000 in the nine months. Churro sales to food service customers were down 61% in the quarter to $7,321,000 and were down 23% to $38,466,000 in the nine months. Sales of bakery products decreased $20,847,000 or 23% in the third quarter and decreased $13,719,000 or 5% to $255,016,000 for the nine months. Sales of handhelds decreased $1,102,000 or 13% in the quarter and $3,255,000 or 13% in the nine months. Sales of funnel cake decreased 57%, or $3,181,000, to $2,435,000 in the quarter and $5,311,000, or 29%, to $12,997,000 in the nine months. Sales are down across all product lines as many of the venues and locations where our products are sold have been shut down for some or all of the third quarter due to COVID-19.

Sales of new products in the first twelve months since their introduction were approximately $600,000 in this quarter and $4.7 million in the nine months.

We had an operating loss in the quarter in our Food Service segment of $18,242,000 compared to operating income of $21,030,000 last year and operating income decreased to $7,743,000 from $57,909,000 in the nine months primarily because of lower production and sales volume due to COVID-19. This year’s three months operating loss and nine months operating income were impacted by plant shutdown impairment costs of $5.1 million for the pending shutdown of one of our manufacturing plants. We expect to reduce manufacturing overhead and distribution costs by about $7-8 million annually as a result of this plant closure. This year’s quarter and nine months also included approximately $5 million of costs for employee safety and increased COVID-19 compensation.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $15,735,000 or 38% to $57,502,000 in the third quarter and increased $17,286,000 or 16% in the nine months. Soft pretzel sales for the third quarter were up 74% to $12,716,000 and up 23% to $34,874,000 for the nine months. Sales of frozen juices and ices increased $6,807,000 or 26% to $33,322,000 in the third quarter and increased $7,100,000 or 14% in the nine months. Handheld sales to retail supermarket customers increased 6% to $3,257,000 in the quarter and 13% to $9,135,000 in the nine months. Biscuit sales for the third quarter were up 56% to $8,151,000 and 12% to $21,759,000 for the nine months. Sales were generally higher for all product lines as sales in the year ago periods were impacted by lost volume and placements due the price increases implemented in last year’s first quarter and because of increased sales to supermarkets generally since mid-March 2020 due to COVID-19.

Sales of new products in the third quarter were approximately $500,000 and were approximately $1.0 million for the nine months.

Operating income in our Retail Supermarkets segment was $7,910,000 in this year’s third quarter compared to $3,775,000 in last year’s quarter, a 110% increase and increased to $14,464,000 in this year’s nine months compared to $9,025,000 in last year’s nine months primarily due to higher volume.

FROZEN BEVERAGES

Total frozen beverage segment sales decreased 56% in the three months to $40,440,000 and 21% to $173,602,000 for the nine months. Beverage sales were down 71% to $16,456,000 in the quarter and down 31% to $83,606,000 in the nine months. Excluding sales from the acquisition of ICEE Distributors in October 2019 and BAMA ICEE in February 2020, total frozen beverage segment sales decreased 60% in the quarter and were down 25% for the nine months and beverage sales decreased 78% for the quarter and 39% for the nine months. Gallon sales were down 72% in the quarter and down 36% in the nine months exclusive of ICEE Distributors’ gallons.  Service revenue decreased 23% to $17,259,000 in the third quarter and was down 1% at $61,524,000 in the nine months. Machines revenue (primarily sales of frozen beverage machines) were $6,363,000, a decrease of $5,447,000 in the quarter and $27,254,000, a decrease of $6,621,000, in the nine months, with the decrease due to two significant install projects during the prior fiscal year, as well as the slowdown due to COVID-19. Sales are down across all product lines as many of the venues and locations where our products are sold have been shut down for some or all of the third quarter due to COVID-19.

   Our Frozen Beverage segment had an operating loss of $9,088,000 compared to operating income of $14,237,000 in last year’s quarter and an operating loss of $8,942,000 for the nine months compared to operating income of $18,961,000 last year primarily as a result of lower sales volume due to COVID-19. This year’s operating income was also impacted by relocation costs of our ICEE’s headquarters of 2.5 million in the nine months.

CONSOLIDATED

Gross profit as a percentage of sales was 17.34% in the third quarter and 31.02% last year.  Gross profit as a percentage of sales was 23.98% in the nine month period this year and 29.44% last year. Gross profit percentage decreased for both periods because of lower volume in our food service and frozen beverages segments, higher costs related to production disruptions due to volume mix changes, expenses related to employee safety and increased COVID-19 compensation and reserves of approximately $1.5 million for inventory.

Total operating expenses decreased $5,691,000 in the third quarter and as a percentage of sales increased to 26.4% from 19.1% last year. For the nine months, operating expenses decreased $330,000 and as a percentage of sales increased to 22.3% from 19.6% last year. Operating expenses for both periods this year included $5.1 million of plant shutdown impairment costs for the pending shutdown of one of our manufacturing plants. Marketing expenses increased to 10.2% of sales in this year’s quarter from 8.1% last year and were 8.9% in the nine months compared to 8.0% of sales in last year’s nine months. Distribution expenses were 9.9% of sales in the third quarter and 7.5% of sales in last year’s quarter and were 9.1% in this year’s nine months compared to 8.1% in last year’s nine months. Administrative expenses were 3.9% of sales in the third quarter compared to 3.3% of sales last year in the third quarter and were 3.7% in this year’s nine months compared to 3.4% of sales in last year’s nine months. The percentage increases mentioned above were because of the drop in sales (lower denominators) and our inability to reduce expenses in line with the decrease in sales because of fixed costs that do not fluctuate with sales.

We had an operating loss of $19,420,000 in the three months and operating income of $13,265,000 in the nine months this year compared to operating income of $39,042,000 and $85,895,000 in last years’ three and nine months, respectively.

Investment income decreased to $1,300,000 from $1,953,000 in last year’s quarter due primarily to lower interest rates. Investment income decreased to $2,673,000 from $5,775,000 in the nine month period due to lower interest rates and because of an increase in unrealized losses to $1,708,000 this year from $385,000 last year.

We had a net loss of $12,647,000 in the current three month period compared to net earnings of $30,872,000 last year and net earnings decreased $57,031,000, or 83%, to $11,721,000 for the nine month period this year compared to $68,752,000 for the nine month period last year.

Net earnings in last year’s nine months benefitted by a reduction of approximately $900,000 in tax as the provision for the one time repatriation tax as a result of the Tax Cuts and Job Act of 2017 was reduced as the amount recorded the year prior was an estimate. Excluding the reduction in the provision for the one time repatriation tax, our effective tax rate was 27.5% in last year’s nine months. Our effective tax rate was 26.2% in this year’s nine months.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 27, 2020, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 27, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002

99.5 &	Certification Pursuant to the 18 U.S.C.
99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020, formatted in iXBRL (Inline extensible Business Reporting Language):
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

J & J SNACK FOODS CORP.

Dated: July 31, 2020	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: July 31, 2020		/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President, Chief Financial
Officer and Director
(Principal Financial Officer)
(Principal Accounting Officer)