Form 10-K
period 2020-09-26
J&J SNACK FOODS CORP
filed 2020-11-25
CIK 785956

Celebrating Our Past

FOCUSED ON TOMORROW.

ANNUAL REPORT 2020

ICEE
SUPERPRETZEL
SOFT PRETZELS

J&J SNACK FOODS CORP.

PROFILE

Traded Ticker "JJSF" on Nasdaq

Selling in national and international markets

foodservice
retail supermarkets
frozen beverage

Three core business groups

Preparing for future innovation and success

Our growing portfolio of product include soft pretzels, frozen beverages, frozen juice treats and desserts, stuffed sandwiches, burritos, churros, fruit pies, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these tasty products in a variety of settings where people work, play, travel and shop. The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets.

HIGHLIGHTS

Fiscal year ended in September

(In thousands except per share data)

	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Net Sales	$ 1,022,038	$ 1,186,487	$ 1,138,265	$ 1,084,224	$ 992,781	$ 976,256	$ 919,451	$ 867,683	$ 830,796	$ 744,071
Net Earnings	$ 18,305	$ 94,819	$ 103,596	$ 79,174	$ 75,975	$ 70,183	$ 71,814	$ 64,381	$ 54,118	$ 55,063
Total Assets	$ 1,056,553	$ 1,019,339	$ 932,013	$ 867,228	$ 790,487	$ 739,669	$ 704,773	$ 645,661	$ 603,044	$ 550,816
Long-Term Debt	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Finance Leases	$ 717	$ 1,057	$ 1,077	$ 1,244	$ 1,600	$ 1,469	$ 520	$ 347	$ 687	$ 801
Stockholders' Equity	$ 809,498	$ 833,751	$ 759,091	$ 682,322	$ 637,974	$ 599,919	$ 562,518	$ 516,565	$ 475,487	$ 432,388
Common Share Data										
EPS-Diluted	$ 0.96	$ 5.00	$ 5.51	$ 4.21	$ 4.05	$ 3.73	$ 3.82	$ 3.41	$ 2.86	$ 2.93
Shares Outstanding	18,915	18,895	18,754	18,663	18,668	18,676	18,663	18,677	18,780	18,727
Dividends/Share	$ 2.30	$ 2.00	$ 1.80	$ 1.68	$ 1.56	$ 1.44	$ 1.28	$ 0.64	$ 0.52	$ 0.47

NET SALES (IN THOUSANDS)

$744,071
$830,796
$867,683
$919,451
$976,256
$992,781
$1,084,224
$1,138,265
$1,186,487
$1,022,038
'11
'12
'13
'14
'15
'16
'17
'18
'19
'20

NET EARNINGS (IN THOUSANDS)

$55,063
$54,118
$64,381
$71,814
$70,183
$75,975
$79,174
$103,596
$94,819
$18,305
'11
'12
'13
'14
'15
'16
'17
'18
'19
'20

STOCKHOLDERS' EQUITY (IN THOUSANDS)

$432,388
$475,487
$516,565
$562,518
$599,919
$637,974
$682,322
$759,091
$833,751
$809,498
'11
'12
'13
'14
'15
'16
'17
'18
'19
'20

Presidents' Letter

TO OUR SHAREHOLDERS AND FRIENDS

I am so proud of the strength and fortitude shown by our associates, customers, suppliers and stakeholders in such a challenging environment this year. We've faced "unprecedented" challenges in our 49th year as our 2020 business results and customers have been significantly impacted by the COVID-19 global pandemic. While our financial results fell below historical expectations, our company has remained strong and well positioned for future growth.

RESULTS IN BRIEF

NET SALES	(000)'s	$	1,022,038
OPERATING INCOME	(000)'s	$	17,194
EARNINGS PER DILUTED SHARE		$	0.96

Our sales decline was due to the numerous shelter in place orders limiting our distribution in many of our sales channels such as recreational, sporting activities, movie theatres and schools. Despite this economic downturn, we still earned a profit and generated positive cash flow. We tightened our belts, made changes and are moving our way forward, in the only way we know how – as dedicated and loyal employees of J&J Snack Foods Corp.

We are fortunate, that in a year full of uncertainty and venue closures nationwide, our financial position remains strong. I'm proud of the spirit of this Company and the fortitude, willingness and commitment of our associates to satisfy our customers and consumers each and every day.

We have continued to better our manufacturing plants, refine and improve our products, and train our people. We continue to look for new avenues of sales and growth. We continue to search for acquisitions which will fit within our niche. We are confident that we will be able to nimbly and successfully recover and power through this unprecedented year and pandemic.

Yes, 2020 fell short of our prior years' performance, but we have a proven history of growth over the past 49 years. I remain confident in our business and proud of what we have accomplished. J&J Snack Foods stands proud, with the will to evolve and emerge as a stronger and even more successful company.

Sincerely,

Dan Fachner
President

ANNUAL REPORT 2020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 2020

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

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

March 28, 2020 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $1,729,959,562, based on the last sale price on March 28, 2020 of $114.56 per share. As of November 19, 2020, 18,953,680 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 10, 2021 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2020 FORM 10-K ANNUAL REPORT

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

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries.  The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL, BRAUHAUS, AUNTIE ANNE’S* and BAVARIAN BAKERY, frozen juice treats and desserts marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE, PHILLY SWIRL, SOUR PATCH** and MINUTE MAID*** brand names, churros marketed primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing.  J & J believes it is the largest manufacturer of soft pretzels in the United States.  Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and dough enrobed handheld products sold under the SUPREME STUFFERS brand and other smaller brands as well. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL and AUNTIE ANNE’S, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, SOUR PATCH sticks and ICEE Squeeze-Up Tubes. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 20% of the Company’s revenue in fiscal year 2020, 21% in 2019 and 21% in 2018.

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

Frozen Juice Treats and Desserts

The Company’s frozen juice treats and desserts are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, SOUR PATCH, ICEE and MINUTE MAID brand names. Frozen juice treats and desserts are sold in the Food Service and Retail Supermarkets segments. Frozen juice treats and dessert sales were 12% of the Company’s revenue in fiscal year 2020, 10% in 2019 and 10% in 2018.

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

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 5% of the Company’s sales in fiscal year 2020, 6% in 2019 and 6% in 2018. Churros are Hispanic pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's dough enrobed handheld products are marketed under the SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels.  Handheld products are sold to the Food Service and Retail Supermarket segments.   Handheld product sales amounted to 5% of the Company’s sales in fiscal year 2020, 4% in 2019 and 5% in 2018.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 35% of the Company’s sales in fiscal year 2020, 32% in 2019 and 33% in 2018.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 10% of the Company’s revenue in fiscal year 2020, 15% in 2019 and 15% in 2018.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customers’ owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 11% of the Company’s sales in fiscal year 2020, 11% in 2019 and 10% in 2018.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors or rebuilt by the Company.

The Company provides managed service and/or products to approximately 145,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE to the entire continental United States as well as internationally.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2020, 2019 and 2018, respectively, with our largest customer accounting for 13% of our sales in 2020, 11% of our sales in 2019 and 9-1/2% of our sales in 2018. Three of the ten customers in 2020 are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States.  Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL and AUNTIE ANNE’S, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks and ICEE Squeeze-Up Tubes, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars and HILL & VALLEY baked goods.  Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of about 50 food brokers, independent sales distributors and the Company’s own direct sales force.  For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Brooklyn, New York; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Tampa, Florida; Solon, Ohio; Weston, Oregon; Holly Ridge, North Carolina and Rock Island, Illinois.  Frozen beverages and machine parts are distributed from 177 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas.  The Company’s products are shipped in refrigerated and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen juice treats and desserts sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, TEXAS TWIST, NEW YORK PRETZEL, BAVARIAN BAKERY, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS, PRETZELFILS, BRAUHAUS and LABRIOLA for its pretzel products; SHAPE-UPS, WHOLE FRUIT, PHILLY SWIRL and LUIGI’S for its frozen juice treats and desserts; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, DADDY RAY’S and HILL & VALLEY for its bakery products.

The Company markets frozen beverages under the trademark ICEE in all of the United States and in Mexico and Canada. Additionally, the Company has the international rights to the trademark ICEE.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $15,421,000, $33,906,000 and $32,459,000 in fiscal years 2020, 2019 and 2018, respectively. At September 26, 2020, the total assets of our foreign operations were approximately $20 million or 1.9% of total assets. At September 28, 2019, the total assets of our foreign operations were approximately $26 million or 2.6% of total assets.

Employees

The Company has about 4,100 full and part time employees and approximately 1,000 workers employed by staffing agencies as of September 26, 2020.  About 1,200 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

You should carefully consider the risks described below, together with all the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant may also impair our business operations. Following is a discussion of known potentially significant risks which could result in harm to our business, financial condition or results of operations.

Risks Related to COVID-19

The global COVID-19 pandemic of 2020 continues to affect our operations. Approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations over the past nine months so we anticipate COVID-19 will continue to have a negative impact on our business as the uncertainty surrounding the future of the pandemic and  varying state and local laws on public gatherings, shelter in place ordinances and virtual schooling at all levels continues.  The impact of the pandemic on our operations to date is discussed in Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations of this Form 10-K. The extent of the future impact of COVID-19 on our operations depends on future developments of the virus and its effects which is uncertain at this point in time.

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

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2020, 2019 and 2018, respectively, with our largest customer accounting for 13% of our sales in 2020, 11% of our sales in 2019 and 9-1/2% of our sales in 2018.

Three of the ten customers in 2020 are food distributors who sell our product to many end users.  The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance.  If our sales to one or more of these customers are reduced, this reduction may adversely affect our business.  If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Relating to Gerald B. Shreiber

Gerald B. Shreiber is the founder and Chief Executive Officer and Chairman of the Board of Directors of the Company and the current beneficial owner of 19% of its outstanding common stock. Our Amended and Restated Certificate of Incorporation provides that Mr. Shreiber has three votes on any matter to be acted upon by the Board of Directors (subject to certain adjustments). Therefore, he and one other director would have the ability to approve any matter before the Board. The performance of the Company is greatly impacted by his leadership and decisions.

Risk Related to Increases in our Health Insurance Costs

The costs of employee health care insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions.  Because of the breadth and complexity of health care regulations as well as other health care reform legislation considered by Congress and state legislatures, we cannot predict with certainty the future effect of these laws on us.  A continued increase in health care costs or additional costs incurred as a result of new or existing health care reform laws or changes in enforcement policies could have a negative impact on our financial position and results of operations.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and difficulty in enforcing legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Sales of our foreign operations were $15,421,000, $33,906,000 and $32,459,000 in fiscal years 2020, 2019 and 2018, respectively. At September 26, 2020, the total assets of our foreign operations were approximately $20 million or 1.9% of total assets. At September 28, 2019, the total assets of our foreign operations were approximately $26 million or 2.6% of total assets.

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

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2022.

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

The Company leases 84,000 square feet of office space in LaVergne (Nashville) Tennessee through February 2035 for its ICEE headquarters.

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

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 28, 2019 and September 26, 2020.

	Common Stock Market Price

			Dividend
	High	Low	Declared

Fiscal 2019
First quarter	$162.80	$138.65	$0.50
Second quarter	162.84	138.40	0.50
Third quarter	167.50	150.61	0.50
Fourth quarter	196.84	159.63	0.50

Fiscal 2020
First quarter	$195.72	$178.87	$0.575
Second quarter	189.16	105.67	0.575
Third quarter	143.69	117.90	0.575
Fourth quarter	142.64	115.00	0.575

As of September 26, 2020, we had approximately 26,000 beneficial shareholders.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027.

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

In our fiscal year ended September 26, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292, all of which was purchased in our second quarter.

A plan to purchase 500,000 shares was announced on November 8, 2012. 500,000 shares were purchased under this plan with the last purchase in August 2017. A plan to purchase 500,000 shares was announced on August 4, 2017 with no expiration date. 318,858 shares remain to be purchased under this plan.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Stock Performance Graph

Item 6.	Selected Financial Data

The selected financial data for the last five years was derived from our audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto, especially as the information pertains to fiscal 2018, 2019 and 2020.

	Fiscal year ended in September
	(In thousands except per share data)

	2020	2019	2018	2017	2016

Net Sales	$1,022,038	$1,186,487	$1,138,265	$1,084,224	$992,781
Net Earnings	$18,305	$94,819	$103,596	$79,174	$75,975
Total Assets	$1,056,553	$1,019,339	$932,013	$867,228	$790,487
Long-Term Debt	$-	$-	$-	$-	$-
Finance Lease Liabilities	$717	$1,057	$1,077	$1,244	$1,600
Stockholders' Equity	$809,498	$833,751	$759,091	$682,322	$637,974
Common Share Data
Earnings Per Diluted Share	$0.96	$5.00	$5.51	$4.21	$4.05
Earnings Per Basic Share	$0.97	$5.04	$5.54	$4.23	$4.07
Common Shares Outstanding At Year End	18,915	18,895	18,754	18,663	18,668
Cash Dividends Declared Per Common Share	$2.30	$2.00	$1.80	$1.68	$1.56

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Fiscal Year Ended
	September 26,	September 28,
	2020	2019
	(in thousands)

Beginning Balance	$1,334	$1,865
Additions to contract liability	5,526	6,308
Amounts recognized as revenue	(5,533)	(6,839)
Ending Balance	$1,327	$1,334

Disaggregation of Revenue

See Note O of the Notes to our Consolidated Financial Statements for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. The allowance for doubtful receivables was $1,388,000 and $572,000 on September 26, 2020 and September 28, 2019, respectively. Our allowance has increased based on our assessment of collectability considering the impact of COVID-19 on some of our customers.

Accounts Receivable - We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. The amount of the allowance for doubtful accounts is based on our estimate of the accounts receivable amount that is uncollectable. It is comprised of a general reserve based on historical experience and amounts for specific customers’ accounts receivable balances that we believe are at risk due to our knowledge of facts regarding the customer(s). We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We have approximately 15 customers with accounts receivable balances of between $1 million to $10 million with one customer having a balance of approximately $15 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed, could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $1,105,000, $389,000 and $259,000 for the fiscal years 2020, 2019 and 2018, respectively. At September 26, 2020 and September 28, 2019, our accounts receivable were $126,587,000 and $140,938,000 net of an allowance for doubtful accounts of $1,388,000 and $572,000.

Asset Impairment – We have three reporting units with goodwill totaling $121,833,000 as of September 26, 2020. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists.  Our tests at September 26, 2020 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance.  Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences.

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

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,600 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 26, 2020 and September 28, 2019 was $1,737,000 and $1,392,000, respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability. Because of the foregoing, we do not engage a third party actuary to assist in this analysis.

We self-insure, up to loss limits, worker’s compensation, automobile and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2020 and 2019 was $5,300,000 and $3,300,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $12,800,000 and $8,700,000 at September 26, 2020 and September 28, 2019, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 26, 2020 and September 28, 2019, we had outstanding letters of credit totaling $9,275,000.

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

RESULTS OF OPERATIONS:

Fiscal Year 2020 (52 weeks) Compared to Fiscal Year 2019 (52 weeks)

Net sales decreased $164,449,000, or 14%, to $1,022,038,000 in fiscal 2020 from $1,186,487,000 in fiscal 2019. Excluding sales from the acquisition of ICEE Distributors in October 2019 and BAMA ICEE in February 2020, sales decreased 15% for the year. Sales for our fourth quarter improved to being down approximately 19% from a year ago compared to being down 34% from a year ago in our third quarter as parts of the economy that impact our operations continue to open up.  Approximately 2/3 of the Company’s sales are to venues and locations that have shut down or sharply curtailed their foodservice operations, and therefore we anticipate COVID-19 will continue to have a negative impact on our business.  As we have $278 million of cash and marketable securities on our balance sheet, up from $267 million at March 28, 2020, we do not expect to have any liquidity issues, nor do we anticipate a material amount of our assets would be impaired.

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

FOOD SERVICE

Sales to food service customers decreased $117,094,000, or 16%, to $618,893,000 in fiscal 2020.  Soft pretzel sales to the food service market decreased 28% to $150,786,000 for the year. Frozen juice bar and ices sales decreased $8,496,000, or 19%, to $35,176,000 for the year.  Churro sales to food service customers were down 29% to $46,881,000 for the year.  Sales of bakery products decreased $26,506,000, or 7%, to $332,514,000 for the year.  Handheld sales to food service customers were up 14% to $36,088,000 in 2020 with sales of a new product to a warehouse club store customer accounting for all of the increase.  Sales of funnel cake decreased $8,170,000, or 33% to $16,623,000.  Sales were down across all product lines except handhelds as many of the venues and locations where our products are sold had been shut down or operated at reduced capacity for some or all of the third and fourth quarters due to COVID-19.

Sales of new products in the first twelve months since their introduction were approximately $5 million for the year. Operating income in our Food Service segment decreased from $76,546,000 in 2019 to $6,458,000 in 2020 primarily because of lower production and sales volume due to COVID-19.  This year’s operating income was impacted by plant shutdown impairment costs of $6,387,000 for the shutdown of one of our manufacturing plants. We expect to reduce manufacturing overhead and distribution costs by about $7-8 million annually as a result of this plant closure.  This year also included approximately $6 million of costs for employee safety and increased COVID-19 compensation as well as increased expense of about $3.5 million for accounts receivable allowances and inventory losses due to the impact of COVID-19 on some of our customers and on sales of some of our products.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $32,573,000 or 23% to $177,165,000 in fiscal year 2020. Soft pretzel sales to retail supermarkets were $49,157,000, an increase of $12,893,000, or 36%, from sales in 2019. Sales of frozen juices and ices increased $14,992,000 or 20% to $88,743,000. Sales of biscuits and dumplings increased 12% to $28,317,000 for the year. Coupon redemption costs, a reduction of sales, of $3,569,000 were down less than 1 % from 2019. Handheld sales to retail supermarket customers increased 13% to $12,303,000 for the year. Sales were generally higher for all product lines as sales in the year ago periods were impacted by lost volume and placements due the price increases implemented in last year’s first quarter and because of increased sales to supermarkets generally since mid-March 2020 due to COVID-19.

Sales of new products in the first twelve months since their introduction were approximately $1 million in fiscal year 2020. Operating income in our Retail Supermarkets segment increased from $10,460,000 to $23,202,000 for the year primarily due to higher volume.

FROZEN BEVERAGES

Total frozen beverage segment sales decreased 26% to $225,980,000 in fiscal 2020 and beverage sales decreased 38% or $64,816,000 for the year. Excluding sales from the acquisition of ICEE Distributors in October 2019 and BAMA ICEE in February 2020, total frozen beverage segment sales decreased 30% for the year and beverage sales decreased 45% for the year. Gallon sales were down 41% from last year exclusive of ICEE Distributors’ gallons. Service revenue decreased 3% to $83,420,000 for the year with sales increases and decreases spread throughout our customer base with additional sales to existing customers and to new customers to largely offset declines in sales business to customers due to COVID-19. Machines revenue, primarily sales of machines, decreased from $45,811,000 in 2019 to $33,986,000 in 2020 with the decrease due to two significant install projects during the prior fiscal year, as well as the slowdown due to COVID-19. Sales are down across all product lines as many of the venues and locations where our products are sold have been shut down or operating at reduced capacity for some or all of the third and fourth quarters due to COVID-19.

The estimated number of Company owned frozen beverage dispensers was 27,000 and 26,000 at September 26, 2020 and September 28, 2019, respectively. Our Frozen Beverage segment had an operating loss of $12,466,000 in 2020 compared to operating income of $29,950,000 in 2019 primarily as a result of lower sales volume due to COVID-19. This year’s operating income was also impacted by relocation costs of our ICEE’s headquarters of $2.5 million.

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

Gross profit as a percentage of sales decreased to 23.33% in 2020 from 29.53% in 2019. Gross profit percentage decreased because of lower volume in our food service and frozen beverages segments, higher costs related to production disruptions due to volume mix changes, expenses related to employee safety and increased COVID-19 compensation and increased cost compared to last year of about $4.5 million for the writedown and disposal of inventory.

Total operating expenses decreased $12,212,000 to $221,233,000 in fiscal 2020 but as a percentage of sales increased to 21.64% of sales from 19.68% in 2019. Operating expenses this year included $6,387,000 of plant shutdown impairment costs for the shutdown of one of our manufacturing plants. Marketing and selling expenses increased to 8.31% this year from 8.13% of sales in 2019. Distribution expenses as a percent of sales increased to 9.08% from 8.00% in 2019. Administrative expenses were 3.60% and 3.43% of sales in 2020 and 2019, respectively. The percentage increases mentioned above were because of the drop in sales (lower denominators) and our inability to reduce expenses in line with the decrease in sales because of fixed costs that do not fluctuate with sales.

Operating income decreased $99,762,000 or 85% to $17,194,000 in fiscal year 2020 as a result of the aforementioned items.

Our investments generated before tax income of $4,356,000 million this year, down from $7,741,000 last year due to decreases in the amount of investments and lower interest rates.

Other income in 2019 includes a $2.0 million payment received from a customer due to cancellation of production under a co-manufacturing agreement.

Other income in 2018 includes $520,000 gain on a sale of property and $869,000 reimbursement of business interruption losses due to the MARY B’s biscuits recall in January 2018.

Net earnings in 2019 benefitted by a reduction of approximately $900,000 in tax as the provision for the one-time repatriation tax under the Tax Cuts and Jobs Act recorded in 2018 was reduced as the amount recorded in 2018 was an estimate.  Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% for 2019. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state taxes of approximately $2.2 million. Excluding this benefit, our effective tax rate in our fiscal 2020 year was 25.0%.

Net earnings decreased $76,514,000 or 81%, in fiscal 2020 to $18,305,000, or $.96 per diluted share, from $94,819,000 or $5.00 per diluted share, in fiscal 2019 as a result of the aforementioned items.

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

RESULTS OF OPERATIONS:

Fiscal 2019 (52 weeks) Compared to Fiscal Year 2018 (52 weeks)

In fiscal 2020, due to a change in management and the reporting of our MARY B’s biscuit operations, which had sales and operating income of $25,316,000 and $1,584,000, respectively, in our 2019 fiscal year, we have reclassified the operations from our Food Service segment to our Retail Supermarket segment. The amounts below have not been adjusted to reflect this reclassification.

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

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana for approximately $45 million. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were $11.4 million and $3.6 million for the year ended September 26, 2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama for approximately $12 million. BAMA ICEE does business in Alabama and Georgia with annual sales of approximately $3.5 million. Sales and operating income of BAMA ICEE were $1.7 million and $630,000 for the year ended September 26, 2020.

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

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $2,599,000 in accumulated other comprehensive loss in 2020, $909,000 in accumulated other comprehensive loss in 2019 and $2,738,000 in accumulated other comprehensive loss in 2018. In 2020, sales of the two subsidiaries were $15,421,000 as compared to $33,906,000 in 2019 and $32,459,000 in 2018. The sales decrease in 2020 was the result of COVID-19.

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027.

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

In our fiscal year ended September 26, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292.

In November 2016, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 26, 2020 or at September 28, 2019. The significant financial covenants are:

•	Tangible net worth must initially be more than $465 million.

•	Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 26, 2020.

We self-insure, up to loss limits, certain insurable risks such as worker's compensation, automobile and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2020 and 2019 was $5,300,000 and $3,300,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 26, 2020 and September 28, 2019, we had outstanding letters of credit totaling $9,275,000.

The following table presents our contractual cash flow commitments on long-term debt, operating leases and purchase commitments for raw materials and packaging. See Notes to the consolidated financial statements for additional information on our long-term debt and operating leases.

	Payments Due by Period
	(in thousands)

		Less
		Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-term debt, including current maturities	$-	$-	$-	$-	$-
Finance lease liabilities	717	349	247	121	-
Purchase commitments	75,000	75,000	-	-	-
Operating lease liabilities	68,560	13,906	22,412	12,713	19,529
Total	$144,277	$89,255	$22,659	$12,834	$19,529

The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Fiscal 2020 Compared to Fiscal 2019

Cash and cash equivalents and marketable securities held to maturity and available for sale decreased $64,886,000 or 19%, to $277,863,000 from a year ago for reasons described below.

Accounts receivables, net decreased $14,351,000, or 10%, to $126,587,000 in 2020 because of lower sales in this year’s September month and timing of collections. Inventories decreased $7,242,000 or 6% to $108,923,000 in 2020 due to lower sales this year.

Prepaid expenses and other was $17,087,000 compared to $5,768,000 last year, as prepaid income tax increased by $11,552,000 as payments in the first six months were based on pre-COVID expectations.

Net property, plant and equipment increased $8,168,000 to $261,616,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business and equipment of $6,573,000 acquired in the acquisitions in our frozen beverage segment exceeded depreciation on existing assets. Purchases of property, plant and equipment increased to $57,817,000 in 2020 from $57,128,000 in 2019, as we have completed and have ongoing several large projects across our manufacturing base to modernize our facilities to have state-of-the-art systems to produce high quality products, increase capacity and move some production closer to our customers. We are continually looking for opportunities to invest in projects at our manufacturing facilities that have a financial payback on capital invested with the goal of improving efficiency and reducing operating costs.

Goodwill increased to $121,833,000 from $102,511,000 in 2019 as $19,322,000 was acquired in the acquisitions in our frozen beverage segment.

Other intangible assets, less accumulated amortization increased $26,700,000 to $81,622,000 due to $29,902,000 acquired in the acquisitions in our frozen beverage segment, net of amortization.

Marketable securities available for sale and held to maturity decreased by $68,300,000 to $82,054,000 as we decreased our holdings of corporate bonds and available for sale securities primarily due to the decline in interest rates.

Accounts Payables increased 2% to $73,135,000 from $72,029,000 in 2019.

Accrued insurance liability increased 25% to $13,039,000 as our estimates for incurred but not yet paid claims under our group insurance and insurance liability programs increased from a year ago as our claims in 2020 were significantly higher than in prior years.

Accrued compensation expense decreased 24% to $16,134,000 due primarily to a decrease in our bonus accrual.

Dividends payable increased to $10,876,000 as our quarterly dividend payment increased to $.575/share from $.50/share.

Deferred income tax liabilities increased $2,493,000 to $64,413,000 from $61,920,000 because of increased liabilities related to depreciation of property and equipment.

Common stock increased $3,524,000 to $49,628,000 in 2020 because of proceeds from the exercise of incentive and nonqualified stock options and stock issued under our stock purchase plan for employees, stock issued under our deferred stock plan and share-based compensation expense exceeded buyback purchases of common stock of $8,972,000.

Net cash provided by operating activities decreased $55,356,000 to $92,143,000 in 2020 primarily because of a decrease in net earnings of $76,514,000.

Net cash used in investing activities increased $1,100,000 to $44,463,000 in 2020 from $43,363,000 in 2019 primarily because proceeds, net of purchases, of marketable securities of $67,123,000 in 2020 increased from proceeds, net of purchases, of marketable securities of $13,067,000 in 2019 which largely offset an increase in payments for purchases of companies of $56,056,000.

Net cash used in financing activities of $22,826,000 in 2019 increased to $43,464,000 in 2020 primarily because we had repurchases of common stock of $8,972,000 in 2020 compared to none in 2019 and our payments of cash dividends increased by $5,409,000.

In 2020, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our decrease in net earnings, depreciation and amortization of fixed assets, changes in accounts receivable, accounts payable and accrued liabilities and changes in deferred tax liabilities, purchases of property, plant and equipment, payments for purchases of companies and payments of cash dividends and repurchases of common stock. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are proceeds from borrowings and payments of long-term debt. As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. We are actively seeking acquisitions that could be a significant use of cash. Although we have no long-term debt at September 26, 2020, we may borrow in the future depending on our needs.

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

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for operating leases and purchase commitments as of September 26, 2020.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 26, 2020, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 26, 2020, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 26, 2020, because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 26, 2020. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 26, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 26, 2020, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 26, 2020.  Their report, dated November 25, 2020, expressed an unqualified opinion on our internal control over financial reporting.  That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 10, 2021 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	78	Chairman of the Board, Chief Executive Officer and Director
Ken A. Plunk	57	Senior Vice President and Chief Financial Officer and Treasurer
Dennis G. Moore	64	Senior Vice President and former Chief Financial Officer
Robert M. Radano	71	Senior Vice President, Sales and Chief Operating Officer
Dan Fachner	60	President
Robert J. Pape	63	Senior Vice President Sales

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in 1971 and as President until Dan Fachner was named President of the Company in May 2020. His term as a director expires in 2025.

Ken A. Plunk joined the Company in September 2020 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Plunk held various senior positions with Walmart,Inc., The Home Depot and The Coca-Cola Company.

Dennis G. Moore joined the Company in 1984.  He served in various controllership functions prior to becoming the Chief Financial Officer in June 1992.  Mr. Plunk replaced Mr. Moore as Chief Financial Officer in September 2020 as Mr. Moore’s retirement is pending.

Robert M. Radano joined the Company in 1972 and in May 1996 was named Chief Operating Officer of the Company. Prior to becoming Chief Operating Officer, he was Senior Vice President, Sales responsible for national food service sales of J & J.

Dan Fachner has been an employee of The ICEE Company, which was acquired by the Company in May 1987, since 1979. He was named Senior Vice President of The ICEE Company in April 1994 and became President of ICEE in May 1997. On May 4, 2020, he was appointed President of J & J Snack Foods Corp.

Robert J. Pape joined the Company in 1998. He served in various sales and sales management capacities prior to becoming Senior Vice President Sales in 2010.

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 10, 2021 (“2020 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2020 Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 10, 2021 is incorporated herein by reference.

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

Information concerning executive compensation appearing in the Company’s 2020 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 26, 2020.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a) )

Equity compensation plans approved by security holders	823,599	$130.23	766,000

Equity compensation plans not approved by security holders	-	-	-

Total	823,599	$130.23	766,000

Column A includes 347,000 from stock option plans that were replaced subsequent to September 30, 2017. Those plans have been replaced by a plan, approved by shareholders in February 2018, that has 454,000 shares available for future issuance as of the date of this Form 10-K.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2020 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2020 Proxy Statement is incorporated herein by reference.

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

4.4
First Amendment and Modification to Amended and Restated Loan Agreement (Incorporated by reference from the Company’s Form 10-K dated December 7, 2011).

4.5
Fourth Amendment and Modification to Amended and Restated Loan Agreement (Incorporated by reference from the Company’s Form 10-K dated November 21, 2016).

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

31.3**

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.3**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.4**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 26, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 25, 2020	By:	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

November 25, 2020	By:	/s/ Dan Fachner
Dan Fachner,
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 25, 2020	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

November 25, 2020	/s/ Dan Fachner
Dan Fachner,
President
(Principal Executive Officer)

November 25, 2020	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 25, 2020	/s/ Dennis G. Moore
Dennis G. Moore, Senior Vice
President and former
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

November 25, 2020	/s/ Marjorie Shreiber Roshkoff
Marjorie Shreiber Roshkoff
Vice President, Secretary,
In-House Counsel and
Director

November 25, 2020	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 25, 2020	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 25, 2020	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 26, 2020 and September 28, 2019, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 26, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 25, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a  separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

November 25, 2020

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 26, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 26, 2020, and our report dated November 25, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 25, 2020

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 26,	September 28,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$195,809	$192,395
Marketable securities held to maturity	51,151	51,091
Accounts receivable, net	126,587	140,938
Inventories	108,923	116,165
Prepaid expenses and other	17,087	5,768
Total current assets	499,557	506,357

Property, plant and equipment, at cost	717,261	676,724
Less accumulated depreciation and amortization	455,645	423,276
Property, plant and equipment, net	261,616	253,448

Other assets
Goodwill	121,833	102,511
Other intangible assets, net	81,622	54,922
Marketable securities held to maturity	16,927	79,360
Marketable securities available for sale	13,976	19,903
Operating lease right-of-use assets	58,110	-
Other	2,912	2,838
Total other assets	295,380	259,534
Total Assets	$1,056,553	$1,019,339

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$349	$339
Accounts payable	73,135	72,029
Accrued insurance liability	13,039	10,457
Accrued liabilities	7,420	7,808
Current operating lease liabilities	13,173	-
Accrued compensation expense	16,134	21,154
Dividends payable	10,876	9,447
Total current liabilities	134,126	121,234

Noncurrent finance lease liabilities	368	718
Noncurrent operating lease liabilities	47,688	-
Deferred income taxes	64,413	61,920
Other long-term liabilities	460	1,716

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,915,000 and 18,895,000 respectively	49,268	45,744
Accumulated other comprehensive loss	(15,587)	(12,988)
Retained Earnings	775,817	800,995
Total stockholders' equity	809,498	833,751
Total Liabilities and Stockholders' Equity	$1,056,553	$1,019,339

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal Year Ended

	September 26,	September 28,	September 29,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)

Net Sales	$1,022,038	$1,186,487	$1,138,265
Cost of goods sold	783,611	836,086	801,979
Gross Profit	238,427	350,401	336,286

Operating expenses
Marketing and selling	84,977	96,428	95,405
Distribution	92,759	94,888	92,281
Administrative	36,747	40,721	37,757
Plant shutdown impairment costs	6,387	-	-
Other expense	363	1,408	68
Total operating expenses	221,233	233,445	225,511
Operating Income	17,194	116,956	110,775

Other income (expenses)
Investment income	4,356	7,741	6,267
Interest expense & other	(84)	1,880	1,110

Earnings before income taxes	21,466	126,577	118,152

Income taxes	3,161	31,758	14,556

NET EARNINGS	$18,305	$94,819	$103,596

Earnings per diluted share	$0.96	$5.00	$5.51

Weighted average number of diluted shares	19,032	18,959	18,817

Earnings per basic share	$0.97	$5.04	$5.54

Weighted average number of basic shares	18,901	18,812	18,694

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended

	September 26,	September 28,	September 29,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)

Net Earnings	$18,305	$94,819	$103,596

Foreign currency translation adjustments	(2,599)	(909)	(2,738)
Unrealized holding loss on marketable securities	-	-	(455)
Amount reclassified from accumulated other comprehensive income	-	-	74
Total Other Comprehensive (Loss) income, net of tax	(2,599)	(909)	(3,119)

Comprehensive Income	$15,706	$93,910	$100,477

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2017	18,663	$17,382	$(8,875)	$673,815	$682,322
Issuance of common stock upon exercise of stock options	98	7,371	-	-	7,371
Issuance of common stock for employee stock purchase plan	13	1,523	-	-	1,523
Foreign currency translation adjustment	-	-	(2,738)	-	(2,738)
Unrealized holding gain on marketable securities	-	-	(381)	-	(381)
Issuance of common stock under deferred stock plan	1	97	-	-	97
Dividends declared	-	-	-	(33,666)	(33,666)
Share-based compensation	-	3,761	-	-	3,761
Repurchase of common stock	(21)	(2,794)	-	-	(2,794)
Net earnings	-	-	-	103,596	103,596

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	128	12,658	-	-	12,658
Issuance of common stock for employee stock purchase plan	12	1,516	-	-	1,516
Foreign currency translation adjustment	-	-	(909)	-	(909)
Reclass from accumulated other comprehensive gain	-	-	(85)	85	-
Issuance of common stock under deferred stock plan	1	91	-	-	91
Dividends declared	-	-	-	(37,654)	(37,654)
Share-based compensation	-	4,139	-	-	4,139
Net earnings	-	-	-	94,819	94,819
Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	73	6,406	-	-	6,406
Issuance of common stock for employee stock purchase plan	12	1,495	-	-	1,495
Foreign currency translation adjustment	-	-	(2,599)	-	(2,599)
Issuance of common stock under deferred stock plan	1	91	-	-	91
Dividends declared	-	-	-	(43,483)	(43,483)
Share-based compensation	-	4,504	-	-	4,504
Repurchase of common stock	(66)	(8,972)	-	-	(8,972)
Net earnings	-	-	-	18,305	18,305
Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	September 26,	September 28,	September 29,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$18,305	$94,819	$103,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	49,830	45,225	42,939
Amortization of intangibles and deferred costs	3,218	3,385	3,538
Gains from disposals of property & equipment	(303)	(347)	(912)
Plant shutdown impairment costs	6,387	-	-
Amortization of bond premiums	296	730	1,012
Share-based compensation	4,595	4,230	3,858
Deferred income taxes	2,622	9,637	(10,392)
Loss on sale of marketable securities	882	404	140
Changes in assets and liabilities, net of effects from purchase of companies:
Decrease (increase) in accounts receivable, net	14,580	(8,759)	(7,917)
Decrease (increase) in inventories	7,877	(3,231)	(9,639)
Increase in prepaid expenses and other	(11,366)	(744)	(1,120)
(Decrease) increase in accounts payable and accrued liabilities	(4,780)	2,150	(1,736)
Net cash provided by operating activities	92,143	147,499	123,367
Investing activities:
Payments for purchases of companies, net of cash acquired	(57,212)	(1,156)	-
Purchases of property, plant and equipment	(57,817)	(57,128)	(60,022)
Purchases of marketable securities	(6,103)	(26,091)	(91,112)
Proceeds from redemption and sales of marketable securities	73,226	39,158	75,302
Proceeds from disposal of property, plant and equipment	3,593	2,050	2,639
Other	(150)	(196)	54
Net cash used in investing activities	(44,463)	(43,363)	(73,139)
Financing activities:
Payments to repurchase common stock	(8,972)	-	(2,794)
Proceeds from issuance of common stock	7,901	14,174	8,894
Payments on finance lease liabilities	(340)	(356)	(370)
Payment of cash dividend	(42,053)	(36,644)	(33,066)
Net cash used in financing activities	(43,464)	(22,826)	(27,336)
Effect of exchange rates on cash and cash equivalents	(802)	(394)	(2,375)
Net increase in cash and cash equivalents	3,414	80,916	20,517
Cash and cash equivalents at beginning of year	192,395	111,479	90,962
Cash and cash equivalents at end of year	$195,809	$192,395	$111,479

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (the Company) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the food service and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our fiscal years 2020, 2019 and 2018 comprise 52 weeks.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14.3 million at September 26, 2020 and $14.8 million at September 28, 2019.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Fiscal Year Ended
	September 26,	September 28,
	2020	2019
	(in thousands)

Beginning Balance	$1,334	$1,865
Additions to contract liability	5,526	6,308
Amounts recognized as revenue	(5,533)	(6,839)
Ending Balance	$1,327	$1,334

Disaggregation of Revenue

See Note O for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors.  The allowance for doubtful receivables was $1,388,000 and $572,000 at September 26, 2020 and September 28, 2019, respectively.

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

We maintain cash balances at financial institutions located in various states. We have cash balances at two banks totaling approximately $40 million that is in excess of FDIC insurance of $250,000 per bank.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 16 customers with accounts receivable balances of between $1 million and $10 million and one customer with a balance of approximately $15 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2020, 2019 and 2018, respectively, with our largest customer accounting for 13% of our sales in 2020, 11% of our sales in 2019 and 9-1/2% of our sales in 2018. Three of the ten customers in 2020 are food distributors who sell our product to many end users.

About 28% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2020, 2019 or 2018.

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 26, 2020 and September 28, 2019, our accounts receivable were $126,587,000 and $140,938,000, net of an allowance for doubtful accounts of $1,388,000 and $572,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 26, 2020 consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in investment income. The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 26, 2020 and September 28, 2019, the total amount of gross unrecognized tax benefits is $360,000 and $414,000; respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes.  We had $267,000 of accrued interest and penalties as of September 26, 2020 and $279,000 as of September 28, 2019. We recognized $12,000 of penalties and interest resulting from tax settlements in the year ended September 26, 2020 and none in September 28, 2019.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 29, 2019	$414
Additions based on tax positions related to the current year
Reductions for tax positions of prior years	-
Settlements	(54)
Balance at September 26, 2020	$360

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Net earnings for the year ended September 29, 2018 benefited from a $20.7 million gain on the remeasurement of deferred tax liabilities and a $8.8 million reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017 which was partially offset by a $1.2 million provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Net earnings for the year were also impacted by a $1.4 million expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018. Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate was 27.7% in the year ended September 29, 2018. Net earnings in the year ended September 28, 2019 benefitted by a reduction of $885,000 in tax as the provision for the one-time repatriation tax was reduced as the amount recorded in 2018 was an estimate. Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% in 2019. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state taxes of approximately $2.2 million. Excluding this benefit, our effective tax rate in our fiscal 2020 year was 25.0%.

12.	Earnings Per Common Shares

Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options) or other contracts to issue common stock were exercised and converted into common stock.

Our calculation of EPS is as follows:

	Fiscal Year Ended September 26, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$18,305	18,901	$0.97

Effect of Dilutive Securities
Options	-	131	(0.01)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$18,305	19,032	$0.96

341,849 anti-dilutive shares have been excluded in the computation of 2020 diluted EPS.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Fiscal Year Ended September 28, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$94,819	18,812	$5.04

Effect of Dilutive Securities
Options	-	147	(0.04)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$94,819	18,959	$5.00

162,070 anti-dilutive shares have been excluded in the computation of 2019 diluted EPS.

	Fiscal Year Ended September 29, 2018
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$103,596	18,694	$5.54

Effect of Dilutive Securities
Options	-	123	(0.03)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$103,596	18,817	$5.51

1,000 anti-dilutive shares have been excluded in the computation of 2018 diluted EPS.

13.	Accounting for Stock-Based Compensation

At September 26, 2020, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 26,	September 28,	September 29,
	2020	2019	2018
	(in thousands)

Stock options	$2,874	$1,743	$1,432
Stock purchase plan	390	390	423
Stock issued to an outside director	66	66	64
Restricted stock issued to employees	-	-	4
Total share-based compensation	$3,330	$2,199	$1,923

The above compensation is net of tax benefits	$1,265	$2,030	$1,935

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At September 26, 2020, the Company has unrecognized compensation expense of approximately $5.6 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2020, 2019 and 2018: expected volatility of 17.4% for fiscal year 2020, 17.2% for fiscal year 2019 and 17.4% for fiscal year 2018: weighted average risk-free interest rates of .3%, 2.1% and 2.7%; dividend rate of 1.8%, 1.2% and 1.3% and expected lives ranging between 5 and 10 years for all years. An expected forfeiture rate of 8% was used for 2020, 8% was used for 2019 and 10% was used for 2018.

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

Advertising costs are expensed as incurred. Total advertising expense was $6,461,000, $5,938,000 and $5,805,000 for the fiscal years 2020, 2019 and 2018, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 26, 2020, we have approximately $75 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $680,000, $645,000 and $623,000 for the fiscal years 2020, 2019 and 2018, respectively.

17.	Recent Accounting Pronouncements

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees. We adopted the guidance on September 29, 2019 using this alternate transition method, but we did not record a cumulative-effect adjustment from initially applying the standard. We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets. We have completed the implementation of a lease accounting system to enable the preparation of financial information and have implemented relevant accounting policies and internal controls surrounding the lease accounting process. As a result of adoption, we recognized a right-of-use asset and lease liability of $71 million and $72 million, respectively. The right-of-use asset balance reflects the reclassification of deferred rent and prepaid rent against the initial asset. The adoption did not impact our results of operations or cash flows. See additional lease disclosures in Note R.

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

NOTE B – ACQUISITIONS

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were $11.4 million and $3.6 million for the year ended September 26, 2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama does business in Alabama and Georgia with annual sales of approximately $3.5 million. Sales and operating income of BAMA ICEE were $1.7 million and $630,000 for the year ended September 26, 2020.

The purchase price allocations for these two acquisitions are as follows:

	(in thousands)

	ICEE	BAMA	Total
	Distributors	ICEE

Accounts Receivable, net	$721	$71	$792
Inventories	866	77	943
Property, plant & equipment, net	4,851	1,722	6,573
Customer Relationships	569	133	702
Distribution rights	22,400	6,800	29,200
Goodwill	15,773	3,549	19,322
Accounts Payable	(210)	(110)	(320)
Purchase Price	$44,970	$12,242	$57,212

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE B – ACQUISITIONS (continued)

The goodwill and intangible assets acquired in the business combinations are recorded at estimated fair value.  To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input). The goodwill recognized is attributable to the assembled workforce of each acquired business and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.   Acquisition costs of $76,000 are included in other general expense for the year ended September 26, 2020.

Our unaudited proforma results, giving effect to these acquisitions and assuming an acquisition date of September 30, 2018, would have been:

	Fiscal Year Ended
	September 26,	September 28,
	2020	2019

Net Sales	$1,022,838	$1,201,804

Net Earnings	$18,303	$96,945

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

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 26, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$68,078	$1,015	$32	$69,061
Total marketable securities held to maturity	$68,078	$1,015	$32	$69,061

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 26, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$738	$2,850
Preferred Stock	11,596	116	586	11,126
Total marketable securities available for sale	$15,184	$116	$1,324	$13,976

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The mutual funds presently generate income of about 5.0% per year. We have invested $11 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2020 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 4.2%, of which 50% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $68 million in corporate bonds which generate fixed income to maturity dates in 2020 through 2022, with $51 million maturing prior to the end of our fiscal year 2021. The bonds presently generate income of about 2.8% per year based on purchase price. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE C – INVESTMENT SECURITIES (continued)

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 26, 2020 and September 28, 2019 are summarized as follows:

	September 26, 2020		September 28, 2019

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)
Due in one year or less	$51,151	$51,815	$51,091	$51,325
Due after one year through five years	16,927	17,246	79,360	80,300
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$68,078	$69,061	$130,451	$131,625
Less current portion	51,151	51,815	51,091	51,325
Long term held to maturity securities	$16,927	$17,246	$79,360	$80,300

Proceeds from the sale and redemption of marketable securities were $73,226,000, $39,158,000 and $75,302,000 in the years ended September 26, 2020, September 28, 2019 and September 29, 2018, respectively; with a gain of $83,000 in 2020, a gain of $27,000 in 2019 and a loss of $140,000 in 2018. We use the specific identification method to determine the cost of securities sold. Unrealized losses of $965,000 and 431,000 were recorded in 2020 and 2019, respectively.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 26,	September 28,
	2020	2019
	(in thousands)

Finished goods	$40,184	$53,225
Raw materials	24,550	22,146
Packaging materials	10,545	9,703
Equipment parts and other	33,644	31,091
Total Inventories	$108,923	$116,165

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 26,	September 28,	Estimated Useful Lives
	2020	2019	(in years)
	(in thousands)

Land	$2,494	$2,494		-
Buildings	26,582	26,582	15	-	39.5
Plant machinery and equipment	330,168	315,360	5	-	20
Marketing equipment	250,914	240,681	5	-	7
Transportation equipment	9,966	9,725		5
Office equipment	33,878	31,217	3	-	5
Improvements	43,264	40,626	5	-	20
Construction in Progress	19,995	10,039		-
	717,261	676,724
Less accumulated depreciation and amortization	455,645	423,276
Property, plant and equipment, net	$261,616	$253,448

Depreciation expense was $49,830,000, $45,225,000 and $42,939,000 for fiscal years 2020, 2019 and 2018, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 26, 2020		September 28, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$10,408	$-	$10,408	$-

Amortized intangible assets
Non compete agreements	670	645	858	665
Customer relationships	19,737	11,595	19,900	9,954
License and rights	1,690	1,312	1,690	1,227
TOTAL FOOD SERVICE	$32,505	$13,552	$32,856	$11,846

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$12,750	$-	$12,750	$-

Amortized Intangible Assets
Trade names	676	519	676	389
Customer relationships	7,907	5,140	7,979	4,421
TOTAL RETAIL SUPERMARKETS	$21,333	$5,659	$21,405	$4,810

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	6,900	-

Amortized intangible assets
Customer relationships	1,439	257	737	102
Licenses and rights	1,400	1,002	1,400	933
TOTAL FROZEN BEVERAGES	$48,254	$1,259	$18,352	$1,035

CONSOLIDATED	$102,092	$20,470	$72,613	$17,691

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

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.  Indefinite lived intangibles are reviewed annually at year end for impairment or more frequently if there are triggering events. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates.  Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition and consumer preferences. There were no impairments of intangible assets in 2020, 2019 or 2018.

In fiscal year 2020, intangible assets of $22,969,000 were added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $6,933,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.  There were no intangible assets acquired in fiscal year 2018 and intangible assets of $480,000 were acquired in the Frozen Beverage segment in fiscal year 2019.

Aggregate amortization expense of intangible assets for the fiscal years 2020, 2019 and 2018 was $3,202,000, $3,320,000 and $3,510,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,500,000 in 2021, $2,300,000 in 2022 and 2023, $2,000,000 in 2024 and $1,400,000 in 2025.  The weighted average amortization period of the intangible assets is 10.7 years.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total

		(in thousands)

Balance at

September 26, 2020	$61,189	$4,146	$56,498	$121,833

September 28, 2019	$61,189	$4,146	$37,176	$102,511

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets.  Goodwill is not amortized but is evaluated annually at year end by management for impairment or more frequently if there are triggering events.  Our impairment analysis for 2020, 2019 and 2018 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples.  Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as:  annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples.  There were no impairment charges in 2020, 2019 and 2018.

No goodwill was acquired in fiscal years 2018 and 2019.  In fiscal year 2020, goodwill of $15,773,000 was added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $3,549,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE G – LONG-TERM DEBT

In November 2016, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021, with the availability of repayments without penalty. Interest is calculated based on LIBOR plus an applicable margin. The agreement contains financial covenants and requires commitment fees in accordance with standard banking practice. As of September 26, 2020 and September 28, 2019, there were no outstanding balances under the facility. We were in compliance with the financial covenants at September 26, 2020.

NOTE H – OBLIGATIONS UNDER FINANCE LEASES

The following is a schedule by years of future minimum lease payments under finance leases:

(in thousands)
2021	349
2022	156
2023	91
2024	95
2025	26
2026 and thereafter	-
Total minimum finance lease payments	$717

NOTE I – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 26,	September 28,	September 29,
	2020	2019	2018
	(in thousands)
Current
U.S. Federal	$1,992	$14,078	$16,591
Foreign	193	2,111	2,512
State	(1,517)	5,971	5,836
Total current expense	668	22,160	24,939

Deferred
U.S. Federal	$3,139	$6,285	$(14,613)
Foreign	(536)	849	514
State	(110)	2,464	3,716
Total deferred expense (benefit)	2,493	9,598	(10,383)
Total expense	$3,161	$31,758	$14,556

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for the fiscal years ended 2020 and 2019 and approximately 24.5% for the fiscal year ended September 29, 2018 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 26,	September 28,	September 29,
	2020	2019	2018
		(in thousands)

Income taxes at federal statutory rates	$4,508	$26,581	$28,947
Increase (decrease) in taxes resulting from:

State income taxes, net of federal income tax benefit	(1,285)	6,664	7,212
Domestic production activities deduction	-	-	(1,470)
Impact of rate change due to Tax Cuts and Jobs Act	-	-	(20,670)
Impact of rate differential-current and deferred	-	-	(1,236)
One-time repatriation tax	-	(885)	1,200
Increase in gross unrecognized tax benefits	-	20	20
Share based compensation	(183)	(777)	(696)
Non deductible employee compensation	-	490	514
Other, net	121	(335)	735
Income tax expense	$3,161	$31,758	$14,556

Net earnings for the year ended September 29, 2018 benefited from a $20.7 million gain on the remeasurement of deferred tax liabilities and a $8.8 million reduction in income taxes related primarily to the lower corporate tax rate enacted under the Tax Cuts and Jobs Act in December 2017 which was partially offset by a $1.2 million provision for the one time repatriation tax, both of which resulted from the Tax Cuts and Jobs Act enacted in December 2017. Net earnings for the year were also impacted by a $1.4 million expense on the remeasurement of deferred tax liabilities due to changes in New Jersey tax regulations effective July 2018. Excluding the deferred tax gain, the deferred tax expense and the one-time repatriation tax, our effective tax rate was 27.7% in the year ended September 29, 2018. Net earnings in the year ended September 28, 2019 benefitted by a reduction of $885,000 in tax as the provision for the one-time repatriation tax was reduced as the amount recorded in 2018 was an estimate. Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% in 2019. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state taxes of approximately $2.2 million. Excluding this benefit, our effective tax rate in our fiscal 2020 year was 25.0%.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE I – INCOME TAXES (continued)

Deferred tax assets and liabilities consist of the following:

	September 26,	September 28,
	2020	2019
	(in thousands)
Deferred tax assets
Vacation accrual	$1,460	$1,281
Capital loss carry forwards	161	1,038
Unrealized gains/losses	345	-
Insurance accrual	3,060	2,454
Operating lease liabilities	16,368	-
Deferred income	105	485
Allowances	2,863	1,554
Inventory capitalization	1,058	994
Share-based compensation	1,637	1,607
Net Operating Loss	697	776
Plant shutdown impairment costs	1,721	-
Foreign tax credit	404	-
Total deferred tax assets	29,879	10,189
Valuation allowance	(506)	(1,038)
Total deferred tax assets, net	29,373	9,151

Deferred tax liabilities
Amortization of goodwill and other intangible assets	29,587	27,267
Depreciation of property and equipment	48,303	43,804
Operating lease right-of-use assets	15,605	-
Accounting method change 481 (a)	291	-
Total deferred tax liabilities	93,786	71,071
Total deferred tax liabilities, net	$64,413	$61,920

As of September 26, 2020, we have federal and state capital loss carry forwards of approximately $2,046,000 primarily from the sale of marketable securities in fiscal year 2016 and unrealized losses incurred in fiscal years 2019 and 2020. These carry forwards will begin to expire in 2021.  Except for current year usage, we have no foreseeable capital gains that would allow us to use this asset. Accordingly, we have recorded a valuation allowance for the full amount of this deferred tax asset.

As of September 26, 2020, we have a federal net operating loss carry forward of approximately $3.3 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $378,000 and will expire in 2033. We have determined there are no limitations to the total use of this tax asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

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

We self-insure, up to loss limits, certain insurable risks such as worker’s compensation, automobile and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $12,800,000 and $8,700,000 at September 26, 2020 and September 28, 2019, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 26, 2020 and September 28, 2019, we had outstanding letters of credit totaling $9,275,000.

We have a self-insured medical plan which covers approximately 1,600 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 26, 2020 and September 28, 2019 was $1,737,000 and $1,392,000, respectively.

NOTE K - CAPITAL STOCK

In our fiscal year ended September 29, 2018, we purchased and retired 20,604 shares of our common stock at a cost of $2,794,027.

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

In our fiscal year ended September 26, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292.

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

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six-month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2020, 2019 and 2018 employees purchased 12,292, 12,492 and 12,763 shares at average purchase prices of $121.62, $121.37 and $119.39, respectively. ESPP expense of $390,000, $390,000 and $423,000 was recognized for fiscal years 2020, 2019 and 2018, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

A summary of the status of our stock option plans as of fiscal years 2020, 2019 and 2018 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance, September 30, 2017	392,981	$109.41	311,514	$92.58
Granted	122,595	141.07	58,083	144.41
Exercised	(64,470)	90.75	(37,328)	56.85
Canceled	(17,550)	115.21	-	-

Balance, September 29, 2018	433,556	120.90	332,269	105.66
Granted	118,934	163.14	66,236	171.78
Exercised	(100,018)	102.01	(35,763)	101.03
Canceled	(18,320)	127.88	-	-

Balance, September 28, 2019	434,152	136.53	362,742	118.19
Granted	124,414	126.33	37,074	125.83
Exercised	(51,350)	109.73	(24,182)	53.43
Canceled	(36,796)	138.34	(29,192)	135.79

Balance, September 26, 2020	470,420	$136.62	346,442	$122.04

Exercisable Options September 26, 2020	138,600	$121.73	180,725	$97.36

The weighted-average fair value of incentive stock options granted during fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 was $14.43, $26.29 and $23.68, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018 was $14.32, $33.11 and $31.44, respectively. The total intrinsic value of stock options exercised was $5.7 million, $9.4 million and $6.8 million in fiscal years 2020, 2019 and 2018, respectively.

The total cash received from these option exercises was $6.4 million, $12.7 million and $7.4 million in fiscal years 2020, 2019 and 2018, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.1 million, $1.8 million and $1.7 million in fiscal years 2020, 2019 and 2018, respectively.

The following table summarizes information about incentive stock options outstanding as of September 26, 2020:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 26,	Contractual	Exercise	September 26,	Exercise
Exercise Prices			2020	Life	Price	2020	Price
$108.69	-	$158.97	362,734	2.7	$128.64	138,600	$121.73
$163.29	-	$192.13	107,686	3.6	163.47	-	-
Total options			470,420			138,600	121.73

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE L – STOCK OPTIONS (continued)

The following table summarizes information about nonqualified stock options outstanding as of September 26, 2020:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 26,	Contractual	Exercise	September 26,	Exercise
Exercise Prices			2020	Life	Price	2020	Price
$47.59	-	$57.33	40,000	1.5	$52.46	40,000	$52.46
$80.79	-	$119.44	109,120	3.4	104.58	109,120	104.58
$125.83	-	$191.40	197,322	4.6	145.81	31,605	129.26
Total options			346,442			180,725	97.36

NOTE M – 401(k) PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit-sharing and matching 401(k) contributions. Contributions of $2,390,000, $2,433,000 and $2,106,000 were made in fiscal years 2020, 2019 and 2018, respectively.

NOTE N – CASH FLOW INFORMATION

 The following is supplemental cash flow information:

	Fiscal Year Ended
	September 26,	September 28,	September 29,
	2020	2019	2018
	(in thousands)
Cash paid for:
Interest	$29	$36	$43
Income taxes	11,556	23,002	25,820

Non cash items:
Obtaining a right-of-use asset in exchange for a lease liability	$685	$336	$203

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks and ICEE Squeeze-Up Tubes and MARY B's biscuits.  Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE O – SEGMENT REPORTING (continued)

The Chief Operating Decision Maker for Food Service and Retail Supermarkets and the Chief Operating Decision Maker for Frozen Beverages monthly review detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment.  Sales and operating income are key variables monitored by the Chief Operating Decision Makers and management when determining each segment’s and the company’s financial condition and operating performance.  In addition, the Chief Operating Decision Makers review and evaluate depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Due to a change in management and the reporting of our MARY B’s biscuit operations, which had sales and operating income of $25,316,000 and $1,584,000, respectively, in our 2019 fiscal year, we have reclassified the operations from our Food Service segment to our Retail Supermarket segment, which is reflected in all periods reported.  Information regarding the operations in these three reportable segments is as follows:

	September 26,	September 28,	September 29,
	2020	2019	2018
	(52 weeks)	(52 weeks)	(52 weeks)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$150,786	$209,227	$208,544
Frozen juices and ices	35,176	43,672	42,364
Churros	46,881	65,976	61,726
Handhelds	36,088	31,685	38,928
Bakery	332,514	359,020	344,838
Other	17,448	26,407	22,991
Total Food Service	$618,893	$735,987	$719,391

Retail Supermarket
Soft pretzels	$49,157	$36,264	$36,438
Frozen juices and ices	88,743	73,751	74,435
Biscuits	28,317	25,316	26,553
Handhelds	12,303	10,902	12,419
Coupon redemption	(3,569)	(3,596)	(4,439)
Other	2,214	1,955	2,086
Total Retail Supermarket	$177,165	$144,592	$147,492

Frozen Beverages
Beverages	$107,004	$171,820	$160,937
Repair and maintenance service	83,420	85,834	78,805
Machines revenue	33,986	45,811	28,652
Other	1,570	2,143	2,988
Total Frozen Beverages	$225,980	$305,608	$271,382

Consolidated Sales	$1,022,038	$1,186,187	$1,138,265

Depreciation and Amortization:
Food Service	$28,111	$26,978	$25,983
Retail Supermarket	1,577	1,418	1,313
Frozen Beverages	23,360	20,214	19,181
Total Depreciation and Amortization	$53,048	$48,610	$46,477

Operating Income:
Food Service	$6,458	$76,546	$71,285
Retail Supermarket	23,202	10,460	11,075
Frozen Beverages	(12,466)	29,950	28,415
Total Operating Income	$17,194	$116,956	$110,775

Capital Expenditures:
Food Service	$34,798	$29,197	$36,325
Retail Supermarket	1,763	1,979	928
Frozen Beverages	21,256	25,952	22,769
Total Capital Expenditures	$57,817	$57,128	$60,022

Assets:
Food Service	$738,033	$766,081	$693,098
Retail Supermarket	31,704	29,369	27,586
Frozen Beverages	286,816	223,889	217,549
Total Assets	$1,056,553	$1,019,339	$938,233

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE P - ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes to the components of accumulated other comprehensive loss are as follows:

Fiscal Year Ended September 26, 2020 (in thousands)

Foreign Currency
Translation
Adjustments

Beginning Balance	$(12,988)

Other comprehensive loss	(2,599)

Ending Balance	$(15,587)

	Fiscal Year Ended September 28, 2019
	(in thousands)

		Unrealized
	Foreign Currency	Holding Gain
	Translation	on Marketable
	Adjustments	Securities	Total

Beginning Balance	$(12,079)	$85	$(11,994)

Other comprehensive loss before reclassifications	(909)	-	(909)

Amounts reclassified from accumulated other comprehensive income	-	(85)	(85)

Ending Balance	$(12,988)	$-	$(12,988)

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year Ended September 26, 2020

				Net Earnings
				(Loss)
			Net	Per
		Gross	Earnings	Diluted
	Net Sales	Profit	(Loss)	Share(1)
	(in thousands, except per share information)

1st Quarter	$282,897	$77,861	$17,059	$0.89
2nd Quarter	272,042	69,443	7,309	0.38
3rd Quarter	214,563	37,196	(12,647)	(0.67)
4th Quarter	252,536	53,927	6,584	0.35
Total	$1,022,038	$238,427	$18,305	$0.95

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED) (continued)

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

NOTE R – LEASES

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating lease include leases for real estate from some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 15 years.

We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 1 year to 5 years.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE R – LEASES (continued)

Discount Rate

The discount rate for leases, if not explicitly stated in the lease, is the incremental borrowing rate, which is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

We used a discount rate to calculate the present value of the lease liability at the date of adoption. In the development of the discount rate, we considered our internal borrowing rate, treasury security rates, collateral and credit risk specific to us, and our lease portfolio characteristics.

As of  September 26, 2020, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.1%, respectively.

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

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

Twelve Months Ended
September 26, 2020
Operating lease cost in Cost of goods sold and Operating Expenses	$17,250
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$337
Interest on lease liabilities in Interest expense & other	29
Total finance lease cost	$366
Short-term lease cost in Cost of goods sold and Operating Expenses	-
Total net lease cost	$17,616

Supplemental balance sheet information related to leases is as follows:

September 26, 2020
Operating Leases
Operating lease right-of-use assets	$58,110

Current operating lease liabilities	$13,173
Noncurrent operating lease liabilities	47,688
Total operating lease liabilities	$60,861

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$684

Current finance lease liabilities	$349
Noncurrent finance lease liabilities	368
Total finance lease liabilities	$717

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE R – LEASES (continued)

$6.9 million of right of use assets was impaired in our foodservice segment, which represents the full right-of-use asset value of the lease of a Midwest manufacturing plant in which the lease was terminated.

Supplemental cash flow information related to leases is as follows:

Twelve Months Ended
September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,324
Operating cash flows from finance leases	$340
Financing cash flows from finance leases	$29

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$685
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-

As of  September 26, 2020, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2021	$14,765	$369
2022	12,491	168
2023	10,637	98
2024	8,263	98
2025	5,204	26
Thereafter	16,288	-
Total minimum payments	$67,649	$759
Less amount representing interest	(6,788)	(42)
Present value of lease obligations	$60,861	$717

As of  September 26, 2020, the weighted-average remaining term of our operating and finance leases was 7.1 years and 3.5 years, respectively.

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard (Topic 840), as of September 28, 2019, future minimum lease payments under noncancelable leases with initial lease terms in excess of one year were as follows:

	Operating Leases	Capital Leases
2020	$14,814	$339
2021	12,686	349
2022	10,491	156
2023	8,971	91
2024	6,988	95
Thereafter	25,588	27
Total minimum payments	$79,538	$1,057
Less amount representing interest		-
Present value of capital lease obligations		$1,057

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE S - SUBSEQUENT EVENT:

We are continuing to experience the impacts of the COVID-19 pandemic on our operations after September 26, 2020, and although we cannot project how much our sales will continue to be affected going forward, we anticipate that our sales will continue to be down compared to the prior year for the immediate future.  Approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations so we anticipate COVID-19 will continue to have a negative impact on our business. As we have $278 million of cash and marketable securities on our balance sheet as of September 26, 2020, we do not expect to have any liquidity issues, nor do we anticipate a material amount of our assets would be impaired.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2020	Allowance for doubtful accounts	$572,000	$1,105,000	$289,000	(1)	$1,388,000

2019	Allowance for doubtful accounts	$400,000	$389,000	$217,000	(1)	$572,000

2018	Allowance for doubtful accounts	$359,000	$259,000	$218,000	(1)	$400,000

(1) Write-offs of uncollectible accounts receivable.

S-1

Celebrating Our Past

SUPERPRETZEL
6 SOFT PRETZELS

(Reprint from Courier-Post, Camden, N.J. Sat., March 22, 1975)

Jerry Shreiber has a snack food company in Pennsauken and has dedicated himself to making the entire country conscious of the soft pretzel.

He's Trying To Twist The U.S. In Soft Pretzels

By GLENN R. McGINNIS
Special to the Courier-Post

Look out, America, here comes the soft pretzel.

Once considered the exclusive specialty of Philadelphia, soft pretzels are now selling from coast to coast at a rate of more than 260 million a year.

True, the Delaware Valley still accounts for an impressive 20 per cent of this total, or 52 million, but the rest of the nation is fast becoming aware of why the soft pretzel has been so popular in the Philadelphia area.

OTHER RENOWNED Philadelphia specialties such as scrapple and pepper pot soup, are seldom successfully marketed outside this area. Why, then, is the soft pretzel proving to be a notable exception?

It's due to the efforts of Gerry Shreiber, president of J & J Snack Food Company of Pennsauken. And, if Shreiber has his way an old saying will be changed to read "....as American as baseball, hot dogs, apple pie... and soft pretzels."

Shreiber acquired J & J Snack Food Co. not quite three-and-a-half-years ago and in that short time has established 36 distributorships throughout the nation, including one in Honolulu, Hawaii.

Business is so good that a second manufacturing facility had to be opened in Los Angeles last year.

In an economy where demand for many products is slackening, Shreiber recently acquired machinery and facilities which, within three months, will double present output, and permit the company to market ten times as many soft pretzels as it did less than four years ago.

ALL THIS is an incredible feat for one man to accomplish with a company that was financially ailing back in August of 1971.

"I'm competent, I'm bullish, I'm brash, and I'm aggressive. I had a plan and I was going to make it work," said Shreiber when asked how he had succeeded in turning J & J into the multimillion dollar company it is today.

But surely there was a gut factor explaining his enormous desire to succeed? Shreiber leaned back in his leather swivel chair and grinned. "Sure. I had $100,000 in this business," he replied.

Here sat the symbol of the modern entrepreneur: Thirty-three years old with a trim build, well-made clothes and a mod hairstyle, Shreiber also has the characteristics of that rare breed of men who founded and built this nation's industries, but a breed which some observers say is suffering the same fate as the American eagle.

THE EVENTS that led to Shreiber's becoming a manufacturer of soft pretzels were directed by chance. "I got into this business purely by accident," he explained.

CHERRY
BLUE RASPBERRY
ICEE
SNAP ON DOME LID BEFORE FILLING CUP.

SOFT PRETZELS

JJ SNACK FOODS CORP
SOFT PRETZELS

Let's Avoid Absenteeism

SUPERPRETZEL

CORPORATE INFORMATION

OFFICERS

Daniel Fachner
President

Robert M. Radano
Senior Vice President and
Chief Operating Officer

Ken Plunk
Senior Vice President and
Chief Financial Officer

Robert Pape
Senior Vice President, Sales

Marjorie S. Roshkoff, Esquire
Vice President, In-House Counsel
and Corporate Secretary

John Griffith
Chief Information Officer

DIRECTORS

Marjorie S. Roshkoff, Esquire
Vice President, In-House Counsel
and Corporate Secretary

Sidney R. Brown (1)(2)(3)
Chief Executive Officer
NFI Industries

Peter G. Stanley (1)(2)(3)
Chairman of the Board
Emerging Growth Equities, Ltd.

Vincent A. Melchiorre (1)(3)
Senior Vice President
Bimbo Bakeries, USA

SENIOR LEADERSHIP

Robert Cranmer
Senior Director and General Manager
J&J Snack Foods Corp.

Jeff Gaddy
Vice President, Bakery Operations
J&J Snack Foods Corp.

Jay Montgomery
Vice President and General Manager
J&J Snack Foods Corp.

Douglas Davidson
Senior Vice President, Bakery Division
J&J Snack Foods Corp.

Mary Lou Kehoe
Director Human Resources
J&J Snack Foods Corp.

Deborah Kane
Senior Director Food Safety
Quality and Regulatory
J&J Snack Foods Corp.

Steve Every
Senior Vice President
The ICEE Company

Natalie Peterson
Vice President, Marketing
The ICEE Company

Scott Carter
Senior Vice President, Operations
The ICEE Company

STOCK LISTING

The common stock of
J&J Snack Foods Corp. is traded
on the NASDAQ Global Select Market
with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer
& Trust Company
New York, NY

(1) Audit Committee Member (2) Compensation Committee Member (3) Nominating Committee Member

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2020	HIGH	LOW
1st Quarter	$195.72	$178.87
2nd Quarter	189.16	105.67
3rd Quarter	143.69	117.90
4th Quarter	142.64	115.00
FISCAL 2019	HIGH	LOW
1st Quarter	$162.80	$138.65
2nd Quarter	162.84	138.40
3rd Quarter	167.50	150.61
4th Quarter	196.84	159.63

INDEPENDENT ACCOUNTANTS

Grant Thornton, LLP
Philadelphia, PA

COUNSEL

Cozen O'Connor
Philadelphia, PA

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

ANNUAL MEETING

YOU ARE INVITED TO ATTEND THE VIRTUAL ANNUAL MEETING OF STOCKHOLDERS OF J&J SNACK FOODS CORP.

THE MEETING WILL BE HELD ON:

WEDNESDAY, FEBRUARY 10, 2021
10AM EASTERN TIME

The annual meeting will be a completely "virtual meeting" of stockholders. You will be able to attend the annual meeting as well as vote and submit your questions during the live webcast of the meeting by visiting www.virtualshareholdermeeting.com/JJSF2021 and entering the 16-digit control number included in our notice of Internet availability of the proxy materials, on your proxy card or in the instructions that accompanied your proxy materials.

Record date: December 14, 2020

ANNUAL REPORT 2020

“Minute Maid” is a registered trademark of the Coca Cola Company.
AUNTIE ANNE’S and the Auntie Anne’s logo are registered trademarks of Auntie Anne’s Franchisor SPV LLC. ©2017 Auntie Anne’s Franchisor SPV LLC.
SOUR PATCH KIDS, SOUR THEN SWEET, REDBERRY and the SOUR PATCH KID Design are registered trademarks of Mondelēz International group, used under license.

WWW.JJSNACK.COM