Form 10-Q
period 2020-12-26
J&J SNACK FOODS CORP
filed 2021-01-28
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 26, 2020

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

As January 19, 2021 there were 18,979,637 shares of the Registrant’s Common Stock outstanding.

INDEX

		Page
		Number
Part I. Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – December 26, 2020 (unaudited) and September 26, 2020		3

Consolidated Statements of Earnings (unaudited) – Three months ended December 26, 2020 and December 28, 2019		4

Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended December 26, 2020 and December 28, 2019		5

Consolidated Statements of Changes In Stockholders’ Equity (unaudited) – Three Months Ended December 26, 2020 and December 28, 2019		6

Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 26, 2020 and December 28, 2019		7

Notes to the Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II. Other Information

Item 6.	Exhibits	29

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 26,
	2020	September 26,
	(unaudited)	2020
Assets
Current assets
Cash and cash equivalents	$228,335	$195,809
Marketable securities held to maturity	34,286	51,151
Accounts receivable, net	113,210	126,587
Inventories	114,882	108,923
Prepaid expenses and other	17,942	17,087
Total current assets	508,655	499,557

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	331,357	330,168
Marketing equipment	249,440	250,914
Transportation equipment	10,251	9,966
Office equipment	34,095	33,878
Improvements	43,994	43,264
Construction in progress	23,874	19,995
Total Property, plant and equipment, at cost	722,087	717,261
Less accumulated depreciation and amortization	462,873	455,645
Property, plant and equipment, net	259,214	261,616

Other assets
Goodwill	121,833	121,833
Other intangible assets, net	80,947	81,622
Marketable securities held to maturity	8,595	16,927
Marketable securities available for sale	13,734	13,976
Operating lease right-of-use assets	55,989	58,110
Other	2,876	2,912
Total other assets	283,974	295,380
Total Assets	$1,051,843	$1,056,553

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$332	$349
Accounts payable	76,325	73,135
Accrued insurance liability	13,842	13,039
Accrued liabilities	6,924	7,420
Current operating lease liabilities	12,981	13,173
Accrued compensation expense	11,387	16,134
Dividends payable	10,900	10,876
Total current liabilities	132,691	134,126

Noncurrent finance lease liabilities	299	368
Noncurrent operating lease liabilities	45,641	47,688
Deferred income taxes	64,469	64,413
Other long-term liabilities	454	460

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,956,000 and 18,915,000 respectively	54,902	49,268
Accumulated other comprehensive loss	(13,308)	(15,587)
Retained Earnings	766,695	775,817
Total stockholders' equity	808,289	809,498
Total Liabilities and Stockholders' Equity	$1,051,843	$1,056,553

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

(in thousands, except per share amounts)

	Three months ended
	December 26,	December 28,
	2020	2019

Net Sales	$240,997	$282,897

Cost of goods sold	190,872	205,036
Gross Profit	50,125	77,861

Operating expenses
Marketing	17,301	22,732
Distribution	22,889	23,542
Administrative	9,440	9,618
Other general expense	(83)	266
Total Operating Expenses	49,547	56,158

Operating Income	578	21,703

Other income (expense)
Investment income	1,370	1,786
Interest expense & other	(15)	(26)

Earnings before income taxes	1,933	23,463

Income tax expense	155	6,404

NET EARNINGS	$1,778	$17,059

Earnings per diluted share	$0.09	$0.89

Weighted average number of diluted shares	19,031	19,144

Earnings per basic share	$0.09	$0.90

Weighted average number of basic shares	18,935	18,898

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended
	December 26,	December 28,
	2020	2019

Net Earnings	$1,778	$17,059

Foreign currency translation adjustments	2,279	810
Total Other Comprehensive Loss	2,279	810

Comprehensive Income	$4,057	$17,869

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498
Issuance of common stock upon exercise of stock options	41	4,390	-	-	4,390
Foreign currency translation adjustment	-	-	2,279	-	2,279
Dividends declared	-	-	-	(10,900)	(10,900)
Share-based compensation	-	1,244	-		1,244
Net earnings	-	-	-	1,778	1,778

Balance at December 26, 2020	18,956	$54,902	$(13,308)	$766,695	$808,289

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	5	468	-	-	468
Foreign currency translation adjustment	-	-	810	-	810
Dividends declared	-	-	-	(10,867)	(10,867)
Share-based compensation	-	1,299	-	-	1,299
Net earnings	-	-	-	17,059	17,059

Balance at December 28, 2019	18,900	$47,511	$(12,178)	$807,187	$842,520

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)     (in thousands)

	Three months ended
	December 26,	December 28,
	2020	2019
Operating activities:
Net earnings	$1,778	$17,059
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	12,269	11,887
Amortization of intangibles and deferred costs	679	843
Share-based compensation	1,244	1,299
Deferred income taxes	(8)	(231)
Loss on marketable securities	(681)	9
Other	(80)	14
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	13,701	10,254
Increase in inventories	(5,641)	(8,524)
(Increase) decrease in prepaid expenses	(889)	1,922
Decrease in accounts payable and accrued liabilities	(1,068)	(963)
Net cash provided by operating activities	21,304	33,569
Investing activities:
Payments for purchases of companies, net of cash acquired	0	(44,970)
Purchases of property, plant and equipment	(9,676)	(17,605)
Purchases of marketable securities	0	(4,000)
Proceeds from redemption and sales of marketable securities	26,148	18,782
Proceeds from disposal of property and equipment	880	898
Other	15	38
Net cash provided by (used in) investing activities	17,367	(46,857)
Financing activities:
Proceeds from issuance of stock	4,390	468
Payments on finance lease obligations	(86)	(86)
Payment of cash dividend	(10,876)	(9,447)
Net cash used in financing activities	(6,572)	(9,065)
Effect of exchange rate on cash and cash equivalents	427	285
Net increase (decrease) in cash and cash equivalents	32,526	(22,068)
Cash and cash equivalents at beginning of period	195,809	192,395
Cash and cash equivalents at end of period	$228,335	$170,327

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2020.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

The results of operations for the three months ended December 26, 2020 and December 28, 2019 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars are generally higher in the third and fourth quarters due to warmer weather. Also, approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations as a result of COVID-19 resulting in a negative impact on our business. The extent of future impacts on our business from COVID-19 is dependent on developments to control the virus which is still uncertain at this point in time.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14.7 million at December 26, 2020 and $14.3 million at September 26, 2020.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three Months Ended
	December 26,	December 28,
	2020	2019
	(in thousands)

Beginning Balance	$1,327	$1,334
Additions to contract liability	1,744	1,275
Amounts recognized as revenue	(1,355)	(1,515)
Ending Balance	$1,716	$1,094

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. For the first quarter ended December 26,2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. Adoption of this new guidance did not have a material impact on the consolidated financial statements for this quarter. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and customer’s ability to pay off obligations. The allowance for doubtful receivables was $1,388,000 and $1,388,000 on December 26, 2020 and September 26, 2020, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $12,269,000 and $11,887,000 for the three months ended December 26, 2020 and December 28, 2019, respectively.

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

	Three Months Ended December 26, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$1,778	18,935	$0.09

Effect of Dilutive Securities
Options	-	96	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$1,778	19,031	$0.09

187,722 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 26, 2020

	Three Months Ended December 28, 2019
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$17,059	18,898	$0.90

Effect of Dilutive Securities
Options	-	246	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$17,059	19,144	$0.89

20,000 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 28, 2019

Note 5	At December 26, 2020, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended
	December 26,	December 28,
	2020	2019
	(in thousands)

Stock Options	$546	$965
Stock purchase plan	278	202
Total share-based compensation	$824	$1,167

The above compensation is net of tax benefits	$420	$132

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

The Company did not grant any stock options during the fiscal years 2021 and 2020 three-month periods, respectively.

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

The total amount of gross unrecognized tax benefits is $360,000 on both December 26, 2020 and September 26, 2020, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 26, 2020 and September 26, 2020, the Company has $267,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate for the three months ended December 26, 2020 was 8% primarily due to a $420,000 tax benefit related to share based compensation. Our effective tax rate was 28.0% in last year’s quarter.

Note 7

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets. We are required to recognize an allowance that reflects the Company’s current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables and held-to-maturity debt securities.

The Company adopted this guidance in the first quarter of Fiscal 2021 using the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s Consolidated Financial Statements for the three months ended December 26, 2020.

Note 8	Inventories consist of the following:

	December 26,	September 26,
	2020	2020
	(unaudited)
	(in thousands)

Finished goods	$40,789	$40,184
Raw materials	28,645	24,550
Packaging materials	11,749	10,545
Equipment parts and other	33,699	33,644
Total Inventories	$114,882	$108,923

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

	Three months ended
	December 26,	December 28,
	2020	2019
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$32,687	$49,941
Frozen juices and ices	6,295	7,043
Churros	11,542	16,391
Handhelds	17,611	7,189
Bakery	88,964	96,372
Other	3,326	6,512
Total Food Service	$160,425	$183,448

Retail Supermarket
Soft pretzels	$13,888	$9,826
Frozen juices and ices	15,316	10,093
Biscuits	7,660	6,978
Handhelds	2,780	2,761
Coupon redemption	(1,075)	(543)
Other	525	311
Total Retail Supermarket	$39,094	$29,426

Frozen Beverages
Beverages	$15,855	$35,255
Repair and maintenance service	18,896	22,486
Machines revenue	6,489	11,981
Other	238	301
Total Frozen Beverages	$41,478	$70,023

Consolidated Sales	$240,997	$282,897

Depreciation and Amortization:
Food Service	$6,786	$6,918
Retail Supermarket	386	359
Frozen Beverages	5,776	5,453
Total Depreciation and Amortization	$12,948	$12,730

Operating Income :
Food Service	$6,180	$18,034
Retail Supermarket	4,723	2,217
Frozen Beverages	(10,325)	1,452
Total Operating Income	$578	$21,703

Capital Expenditures:
Food Service	$8,286	$8,403
Retail Supermarket	21	960
Frozen Beverages	1,369	8,242
Total Capital Expenditures	$9,676	$17,605

Assets:
Food Service	$744,277	$760,852
Retail Supermarket	31,668	30,963
Frozen Beverages	275,898	304,291
Total Assets	$1,051,843	$1,096,106

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 26, 2020 and September 26, 2020 are as follows:

	December 26, 2020		September 26, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$10,408	$-	$10,408	$-

Amortized intangible assets
Non compete agreements	670	658	670	645
Customer relationships	13,000	5,213	19,737	11,595
License and rights	1,690	1,333	1,690	1,312
TOTAL FOOD SERVICE	$25,768	$7,204	$32,505	$13,552

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,750	$-	$12,750	$-

Amortized Intangible Assets
Trade names	676	554	676	519
Customer relationships	7,907	5,338	7,907	5,140
TOTAL RETAIL SUPERMARKETS	$21,333	$5,892	$21,333	$5,659

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	293	1,439	257
Licenses and rights	1,400	1,019	1,400	1,002
TOTAL FROZEN BEVERAGES	$48,254	$1,312	$48,254	$1,259

CONSOLIDATED	$95,355	$14,408	$102,092	$20,470

Fully amortized intangible assets have been removed from the December 26, 2020 amounts.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 26, 2020 and December 28, 2019 was $679,000 and $843,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,500,000 in 2021, $2,300,000 in 2022, $2,300,000 in 2023, $2,000,000 in 2024 and $1,400,000 in 2025. The weighted amortization period of the intangible assets is 10.9 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at December 26, 2020	$61,189	$4,146	$56,498	$121,833

Balance at September 26, 2020	$61,189	$4,146	$56,498	$121,833

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 26, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	42,881	606	15	43,472
Total marketable securities held to maturity	$42,881	$606	$15	$43,472

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 26, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$672	$2,916
Preferred Stock	10,751	206	139	10,818
Total marketable securities available for sale	$14,339	$206	$811	$13,734

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2021 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2021 through 2023, with $41 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 26, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Corporate Bonds	68,078	1,015	32	69,061
Total marketable securities held to maturity	$68,078	$1,015	$32	$69,061

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 26, 2020 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Mutual Funds	$3,588	$-	$738	$2,850
Preferred Stock	11,596	116	586	11,126
Total marketable securities available for sale	$15,184	$116	$1,324	$13,976

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 26, 2020 and September 26, 2020 are summarized as follows:

	December 26, 2020		September 26, 2020
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$34,286	$34,745	$51,151	$51,815
Due after one year through five years	8,595	8,727	16,927	17,246
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$42,881	$43,472	$68,078	$69,061
Less current portion	34,286	34,745	51,151	51,815
Long term held to maturity securities	$8,595	$8,727	$16,927	$17,246

Proceeds from the redemption and sale of marketable securities were $26,148,000 in the three months ended December 26, 2020 and $18,782,000 in the three ended December 28, 2019, respectively. Losses of $78,000 and $11,000 were recorded in the three months ended December 26, 2020 and December 28, 2019, respectively, which included unrealized gains on marketable securities of $603,000 and $71,000 in the three months ended December 26, 2020 and December 28, 2019, respectively. We use the specific identification method to determine the cost of securities sold.

Total marketable securities held to maturity as of December 26, 2020 with credit ratings of AAA/AA/A had an amortized cost basis totaling $16,866,000 and those with credit ratings of BBB/BB/B had an amortized cost basis totaling $26,015,000. This rating information was obtained December 31, 2020.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months ended December 26, 2020
	(unaudited)
	(in thousands)

	Foreign Currency
	Translation Adjustments	Total

Beginning Balance	$(15,587)	$(15,587)

Other comprehensive income	2,279	2,279
Ending Balance	$(13,308)	$(13,308)

	Three Months ended December 28, 2019
	(unaudited)
	(in thousands)

	Foreign Currency
	Translation Adjustments	Total

Beginning Balance	$(12,988)	$(12,988)

Other comprehensive income	810	810
Ending Balance	$(12,178)	$(12,178)

Note 13

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were $2.1 million and $0.3 million for the three months ended December 26, 2020. Sales and operating income of ICEE Distributors were $2.5 million and $0.5 million for the three months ended December 28, 2019.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama. BAMA ICEE does business in Alabama and Georgia with annual sales of approximately $3.5 million. Sales and operating income of BAMA ICEE were $400,000 and $75,000 for the three months ended December 26, 2020.

The purchase price allocations for the acquisitions are as follows:

	(in thousands)

	ICEE
	Distributors	BAMA ICEE	Total

Accounts Receivable, net	$721	$71	$792
Inventories	866	77	943
Property, plant & equipment, net	4,851	1,722	6,573
Customer Relationships	569	133	702
Distribution Rights	22,400	6,800	29,200
Goodwill	15,773	3,549	19,322
Accounts Payable	(210)	(110)	(320)
Purchase Price	$44,970	$12,242	$57,212

The goodwill recognized is attributable to the assembled workforce of ICEE Distributors and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill.

Acquisition costs of $0 and $36,000 are included in other general expense for the three months ended December 26, 2020 and December 28, 2019, respectively.

Note 14 – Leases

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 14 years.

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

As of  December 26, 2020, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.1%, respectively.

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

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

Three Months Ended
December 26, 2020
(in thousands)

Operating lease cost in Cost of goods sold and Operating Expenses	$1,356
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	412
Interest on lease liabilities in Interest expense & other	14
Total finance lease cost	426
Short-term lease cost in Cost of goods sold and Operating Expenses	-
Total net lease cost	$1,782

Supplemental balance sheet information related to leases is as follows:

December 26, 2020
(in thousands)
Operating Leases
Operating lease right-of-use assets	$55,989

Current operating lease liabilities	$12,981
Noncurrent operating lease liabilities	45,641
Total operating lease liabilities	$58,622

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$600

Current finance lease liabilities	$332
Noncurrent finance lease liabilities	299
Total finance lease liabilities	$631

Supplemental cash flow information related to leases is as follows:

Three Months Ended
December 26, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,427
Operating cash flows from finance leases	$86
Financing cash flows from finance leases	$14

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$776
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-

As of  December 26, 2020, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Nine months ending June 30, 2020
2021	14,484	280
2022	12,205	168
2023	10,362	98
2024	8,093	98
2025	5,217	26
Thereafter	16,172	-
Total minimum payments	$66,533	$670
Less amount representing interest	(7,911)	(39)
Present value of lease obligations	$58,622	$631

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.575 per share of its common stock payable on January 12, 2021, to shareholders of record as of the close of business on December 21, 2020.

We purchased 65,648 shares of our common stock in fiscal year 2020, but did not purchase any shares in the three months ended December 26, 2020. On August 4, 2017, the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization.

Fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $2,279,000 in accumulated other comprehensive loss in the 2021 first quarter and a decrease of $810,000 in accumulated other comprehensive loss in the 2020 first quarter.

Our general-purpose bank credit line which expires in November 2021 provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 26, 2020.

RESULTS OF OPERATIONS

Net sales decreased $41,900,000 or 15% to $240,997,000 for the three months ended December 26, 2020. Operating income decreased $21,125,000 or 97% for the quarter to $578,000.

FOOD SERVICE

Sales to food service customers decreased $23,023,000 or 13% in the first quarter to $160,425,000. Key customer venues and channels like theme parks, schools and theaters continue to operate at limited capacity impacting food service sales. Soft pretzel sales to food service decreased 35% to $32,687,000. Frozen juices and ices sales decreased 11% to $6,295,000 and Churro sales were down 30% in the quarter to $11,542,000. Sales of funnel cake decreased $3,050,000 or 49% in the quarter.

Sales of bakery products decreased $7,408,000 or 8% in the first quarter to $88,964,000, as the virus impacted traffic, purchase choices and frequency in this part of our business.

Sales of handhelds increased $10,422,000 or 145% in the quarter led by the continued success of a new product developed for one of our larger wholesale club customers.

Sales of new products in the first twelve months since their introduction were approximately $12,200,000 in this quarter led by the previously noted handheld item. Price increases had marginal impact on results in the quarter as traffic and volume drove almost all the sales decline compared to last year.

Operating income in our Food Service segment decreased $11,854,000 in the quarter to $6,180,000 primarily because of sales declines which impacted margin efficiencies and expense leverage.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $9,668,000 or 33% to $39,094,000 in the first quarter.  Our SUPERPRETZEL brand performed well in the quarter driving an increase in soft pretzel sales of 41% to $13,888,000. Sales of frozen juices and ices were up 52% to $15,316,000 in the first quarter and sales of biscuits were up 10% to7,660,000. Handheld sales to retail supermarket customers increased 1% in the quarter. Sales from new products increased an estimated $400,000 in the quarter driven by frozen novelty items.

Price increases had minimum impact on growth in the quarter as sales were driven by increased consumer traffic and volume in retail outlets.

Operating income in our Retail Supermarkets segment increased $2,506,000 or 113% to $4,723,000 in this year’s first quarter driven by sales increases and operating income margins of 12%, over 400 basis points better than last year.

FROZEN BEVERAGES

Frozen beverage and related product sales decreased $28,545,000 or 41% to $41,478,000 in the first quarter. Beverage related sales declined 55% to $15,855,000. Gallon sales were down 56% for the three months as we continue to see traffic impacted from Covid-19 related concerns in theaters, amusement venues and key retailers. These venues also rely on incremental seasonal sales in December that was impacted from reduced operating capacity and consumers staying home. Service revenue decreased 16% to $18,896,000 in the first quarter driven almost entirely from cancellation of a key customer’s planned maintenance program. Machine revenue (primarily sales of frozen beverage machines) was $6,489,000, a decrease of 46% due mainly from lapping $5,000,000 in non-recurring sales in last year's quarter.

Our Frozen Beverage segment incurred an operating loss for the quarter of $10,325,000 compared to operating income of $1,452,000 last year due to the challenging COVID-19 sales environment which also impacts our gross margin efficiency and ability to leverage fixed expenses.

CONSOLIDATED

Gross profit as a percentage of sales was 20.8% in the three-month period this year and 27.5% last year.  Gross profit percentage decreased because of continued Covid-19 sales pressure from our food service and frozen beverages segments. This creates margin leverage challenges as we manage lower production volumes on businesses with large-fixed expense bases.

Total operating expenses decreased $6,611,000 in the first quarter but as a percentage of sales increased to 20.6% from 19.9% last year. Marketing expenses decreased to 7.2% of sales in this year’s quarter from 8% last year. Distribution expenses were 9.5% of sales in this year’s quarter compared to 8.3% of sales last year. Administrative expenses were 3.9% of sales this quarter compared to 3.4% last year.

Operating income decreased $21,125,000 or 97% to $578,000 in the first quarter as a result of the aforementioned items.

Our investments generated before tax income of $1,370,000 this quarter, down from $1,760,000 last year due to decreases in the amount of investments and lower interest rates.

Net earnings decreased $15,281,000, or 90%, in the current three-month period to $1,778,000. Our effective tax rate was 8% in this year’s quarter.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2020 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 26, 2020, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 26, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002
31.3

99.5 &	Certification Pursuant to the 18 U.S.C.
99.6	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.7

101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 26, 2020, formatted in iXBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: January 28, 2021	/s/ Gerald B. Shreiber
Gerald B. Shreiber Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 28, 2021	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Dated: January 28, 2021	/s/ Dan Fachner
Dan Fachner President (Principal Executive Officer)