Form 10-Q
period 2021-03-27
J&J SNACK FOODS CORP
filed 2021-04-29
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 27, 2021

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

At April 23, 2021 there were 19,035,968 shares of the Registrant’s Common Stock outstanding.

INDEX

Page
Number
Part I. Financial Information

Item l. Consolidated Financial Statements

Consolidated Balance Sheets – March 27,2021 (unaudited) and September 26, 2020	3

Consolidated Statements of Earnings (unaudited) – Three and six months Ended March 27, 2021 and March 28, 2020	4

Consolidated Statements of Comprehensive Income (unaudited) – Three and six months Ended March 27, 2021 and March 28, 2020	5

Consolidated Statements of Changes In Stockholders’ Equity (unaudited) – Three and six months Ended March 27, 2021 and March 28, 2020	6

Consolidated Statements of Cash Flows (unaudited) – Six Months Ended March 27, 2021 and March 28, 2020	7

Notes to the Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

Part II. Other Information

Item 6. Exhibits	31

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 27,
	2021	September 26,
	(unaudited)	2020
Assets
Current assets
Cash and cash equivalents	$238,386	$195,809
Marketable securities held to maturity	21,379	51,151
Accounts receivable, net	137,683	126,587
Inventories	115,590	108,923
Prepaid expenses and other	17,231	17,087
Total current assets	530,269	499,557

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	337,763	330,168
Marketing equipment	248,461	250,914
Transportation equipment	9,942	9,966
Office equipment	34,186	33,878
Improvements	44,797	43,264
Construction in progress	23,484	19,995
Total Property, plant and equipment, at cost	727,709	717,261
Less accumulated depreciation and amortization	472,012	455,645
Property, plant and equipment, net	255,697	261,616

Other assets
Goodwill	121,833	121,833
Other intangible assets, net	80,305	81,622
Marketable securities held to maturity	7,580	16,927
Marketable securities available for sale	12,518	13,976
Operating lease right-of-use assets	53,994	58,110
Other	2,719	2,912
Total other assets	278,949	295,380
Total Assets	$1,064,915	$1,056,553

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$288	$349
Accounts payable	83,460	73,135
Accrued insurance liability	14,136	13,039
Accrued liabilities	7,272	7,420
Current operating lease liabilities	12,978	13,173
Accrued compensation expense	14,120	16,134
Dividends payable	10,943	10,876
Total current liabilities	143,197	134,126

Noncurrent finance lease liabilities	256	368
Noncurrent operating lease liabilities	43,609	47,688
Deferred income taxes	64,449	64,413
Other long-term liabilities	404	460

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,034,000 and 18,915,000 respectively	65,026	49,268
Accumulated other comprehensive loss	(13,839)	(15,587)
Retained Earnings	761,813	775,817
Total stockholders' equity	813,000	809,498
Total Liabilities and Stockholders' Equity	$1,064,915	$1,056,553

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Net Sales	$256,178	$272,042	$497,175	$554,939

Cost of goods sold	195,282	202,599	386,154	407,635
Gross Profit	60,896	69,443	111,021	147,304

Operating expenses
Marketing	19,192	23,848	36,493	46,580
Distribution	25,443	24,834	48,332	48,376
Administrative	9,216	10,174	18,656	19,792
Other general (income) expense	(185)	(395)	(268)	(129)
Total Operating Expenses	53,666	58,461	103,213	114,619

Operating Income	7,230	10,982	7,808	32,685

Other (expense)income
Investment(loss)income	579	(413)	1,949	1,373
Interest (expense) & other	4	(27)	(11)	(53)

Earnings before income taxes	7,813	10,542	9,746	34,005

Income taxes	1,752	3,233	1,907	9,637

NET EARNINGS	$6,061	$7,309	$7,839	$24,368

Earnings per diluted share	$0.32	$0.38	$0.41	$1.28

Weighted average number of diluted shares	19,130	19,014	19,081	19,079

Earnings per basic share	$0.32	$0.39	$0.41	$1.29

Weighted average number of basic shares	19,006	18,921	18,971	18,910

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Net Earnings	$6,061	$7,309	$7,839	$24,368

Foreign currency translation adjustments	(531)	(3,921)	1,748	(3,111)
Total Other Comprehensive (Loss) income , net of tax	(531)	(3,921)	1,748	(3,111)

Comprehensive Income	$5,530	$3,388	$9,587	$21,257

The accompanying notes are an integral part of these statements.

J & J Snack Foods Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498
Issuance of common stock upon exercise of stock options	41	4,390	-	-	4,390
Foreign currency translation adjustment	-	-	2,279	-	2,279
Dividends declared	-	-	-	(10,900)	(10,900)
Share-based compensation	-	1,244	-		1,244
Net earnings	-	-	-	1,778	1,778

Balance at December 26, 2020	18,956	$54,902	$(13,308)	$766,695	$808,289
Issuance of common stock upon exercise of stock options	72	8,384	-	-	8,384
Issuance of common stock for employee stock purchase plan	6	714	-	-	714
Foreign currency translation adjustment	-	-	(531)	-	(531)
Dividends declared	-	-	-	(10,943)	(10,943)
Share-based compensation	-	1,026	-		1,026
Net earnings	-	-	-	6,061	6,061

Balance at March 27, 2021	19,034	$65,026	$(13,839)	$761,813	$813,000

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	5	468	-	-	468
Foreign currency translation adjustment	-	-	810	-	810
Dividends declared	-	-	-	(10,867)	(10,867)
Share-based compensation	-	1,299	-	-	1,299
Net earnings	-	-	-	17,059	17,059

Balance at December 28, 2019	18,900	$47,511	$(12,178)	$807,187	$842,520
Issuance of common stock upon exercise of stock options	47	5,049	-	-	5,049
Issuance of common stock for employee stock purchase plan	6	783	-	-	783
Foreign currency translation adjustment	-	-	(3,921)	-	(3,921)
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(10,878)	(10,878)
Share-based compensation	-	1,088	-	-	1,088
Repurchase of common stock	(66)	(8,972)	-	-	(8,972)
Net earnings	-	-	-	7,309	7,309

Balance at March 28, 2020	18,888	$45,549	$(16,099)	$803,618	$833,068

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	March 27,	March 28,
	2021	2020
Operating activities:
Net earnings	$7,839	$24,368
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	24,253	24,810
Amortization of intangibles and deferred costs	1,457	1,677
Share-based compensation	2,270	2,432
Deferred income taxes	(4)	(298)
(Gain) loss on marketable securities	(768)	2,070
Other	(163)	(286)
Changes in assets and liabilities net of effects from purchase of companies
(Increase) decrease in accounts receivable	(10,884)	6,343
Increase in inventories	(6,432)	(11,328)
Increase in prepaid expenses	(118)	(1,598)
Increase (decrease) in accounts payable and accrued liabilities	9,331	(5,920)
Net cash provided by operating activities	26,781	42,270
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(57,197)
Purchases of property, plant and equipment	(18,829)	(36,985)
Purchases of marketable securities	-	(6,103)
Proceeds from redemption and sales of marketable securities	41,337	30,938
Proceeds from disposal of property and equipment	1,262	1,853
Other	18	(63)
Net cash provided by (used in) investing activities	23,788	(67,557)
Financing activities:
Payments to repurchase common stock	-	(8,972)
Proceeds from issuance of stock	13,582	6,300
Payments on capitalized lease obligations	(173)	(168)
Payment of cash dividend	(21,776)	(20,314)
Net cash used in financing activities	(8,367)	(23,154)
Effect of exchange rate on cash and cash equivalents	375	(985)
Net increase (decrease) in cash and cash equivalents	42,577	(49,426)
Cash and cash equivalents at beginning of period	195,809	192,395
Cash and cash equivalents at end of period	$238,386	$142,969

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

The results of operations for the three and six months ended March 27, 2021 and March 28, 2020 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather. Also, approximately 2/3 of our sales are to venues and locations that have shut down or sharply curtailed their foodservice operations as a result of COVID-19 resulting in a negative impact on our business. Capacity at the venues started to improve towards the end of the second quarter, but the extent of future impacts on our business from COVID-19 is dependent on developments to control the virus which is still uncertain at this point in time.

While we believe that the disclosures presented are adequate to make the information not misleading, we suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020.

Note 2

Revenue Recognition

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The singular performance obligation of our customer contracts for product and machine sales is determined by each individual purchase order and the respective products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to, installed, or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the product at this point in time. The performance obligations in our customer contracts for product are generally satisfied within 30 days.

The singular performance obligation of our customer contracts for time and material repair and maintenance equipment service is the performance of the repair and maintenance with revenue being recognized at a point-in-time when the repair and maintenance is completed.

The singular performance obligation of our customer repair and maintenance equipment service contracts is the performance of the repair and maintenance with revenue being recognized over the time the service is expected to be performed. Our customers are billed for service contracts in advance of performance and therefore we have contract liabilities on our balance sheet.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $16,035,000 at March 27, 2021 and $14,345,000 at September 26, 2020.

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

Contract Balances
Our customers are billed for service contracts in advance of performance and therefore we have contract liabilities on our balance sheet as follows:

	(in thousands)
	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Beginning Balance	$1,716	$1,094	$1,327	$1,334
Additions to contract liability	$1,201	1,474	2,945	2,749
Amounts recognized as revenue	$(1,827)	(1,333)	(3,182)	(2,848)
Ending Balance	$1,090	$1,235	$1,090	$1,235

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. On September 27, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. Adoption of this new guidance did not have a material impact on the consolidated financial statements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $1,381,000 and $1,388,000 on March 27, 2021 and September 26, 2020, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $11,984,000 and $12,923,000 for the three months ended March 27, 2021 and March 28, 2020, respectively and $24,253,000 and $24,810,000 for the six months ended March 27, 2021 and March 28, 2020, respectively.

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

	Three Months Ended March 27, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$6,061	19,006	$0.32

Effect of Dilutive Securities
Options	-	124	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$6,061	19,130	$0.32

163,072 anti-dilutive shares have been excluded in the computation  of EPS for the three months ended March 27, 2021

	Six Months Ended March 27, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,839	18,971	$0.41

Effect of Dilutive Securities
Options	-	110	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,839	19,081	$0.41

184,672 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 27, 2021

	Three Months Ended March 28, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,309	18,921	$0.39

Effect of Dilutive Securities
Options	-	93	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,309	19,014	$0.38

180,258 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 28, 2020

	Six Months Ended March 28, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$24,368	18,910	$1.29

Effect of Dilutive Securities
Options	-	169	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$24,368	19,079	$1.28

180,258 anti-dilutive shares have been excluded in the computation  of EPS for the six months ended March 28, 2020

Note 5	At March 27, 2021, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Stock Options	$447	$412	$993	$1,377
Stock purchase plan	64	69	342	271
Stock issued to an outside director	22	33	22	33
Restricted stock issued to an employee	47	-	47	-
Total share-based compensation	$580	$514	$1,404	$1,681

The above compensation is net of tax benefits	$446	$620	$866	$751

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2021 six months: expected volatility of 25.8%; risk-free interest rate of 0.5%; dividend rate of 1.5% and expected lives of 51 months.

During the fiscal year 2021 six-month period, the Company granted 300 stock options. The weighted-average grant date fair value of these options was $29.54.

During the fiscal year 2020 six-month period, the Company granted 1,300 stock options. The weighted-average grant date fair value of these options was $24.67.

Expected volatility is based on the historical volatility of the price of our common shares over the past 51 months for 5-year options and 10 years for 10-year options. We use historical information to estimate expected life and forfeitures within the valuation model. The expected term of awards represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

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

The total amount of gross unrecognized tax benefits is $343,000 and $360,000 on March 27, 2021 and September 26, 2020, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 27, 2021, and September 26, 2020, the Company has $267,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate for the six months ended March 27, 2021 was 20%, primarily due to a $866,000 tax benefit related to share-based compensation. Our effective tax rate for the six months ended March 28, 2020 was 28%.

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

The Company adopted this guidance in the first quarter of Fiscal 2021 using the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

Note 8	Inventories consist of the following:

	March 27,	September 26,
	2021	2020
	(unaudited)
	(in thousands)

Finished goods	$41,803	$40,184
Raw materials	28,066	24,550
Packaging materials	12,069	10,545
Equipment parts and other	33,652	33,644
Total Inventories	$115,590	$108,923

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

	Three months ended		Six months ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Sales to External Customers:
Food Service
Soft pretzels	$36,776	$45,660	$69,463	$95,601
Frozen juices and ices	10,590	9,491	16,885	16,534
Churros	14,720	14,754	26,262	31,145
Handhelds	19,992	7,447	37,603	14,636
Bakery	82,910	89,407	171,874	185,779
Other	4,336	4,573	7,662	11,085
Total Food Service	$169,324	$171,332	$329,749	$354,780

Retail Supermarket
Soft pretzels	$15,789	$12,332	$29,677	$22,158
Frozen juices and ices	19,386	15,864	34,702	25,957
Biscuits	6,495	6,630	14,155	13,608
Handhelds	2,243	3,117	5,023	5,878
Coupon redemption	(608)	(866)	(1,683)	(1,409)
Other	601	494	1,126	805
Total Retail Supermarket	$43,906	$37,571	$83,000	$66,997

Frozen Beverages
Beverages	$18,529	$31,895	$34,384	$67,150
Repair and maintenance service	18,218	21,779	37,114	44,265
Machines revenue	5,663	8,910	12,152	20,891
Other	538	555	776	856
Total Frozen Beverages	$42,948	$63,139	$84,426	$133,162

Consolidated Sales	$256,178	$272,042	$497,175	$554,939

Depreciation and Amortization:
Food Service	$7,116	$7,240	$13,902	$14,158
Retail Supermarket	384	329	770	688
Frozen Beverages	5,648	6,188	11,424	11,641
Total Depreciation and Amortization	$13,148	$13,757	$26,096	$26,487

Operating Income :
Food Service	$6,055	$7,951	$12,235	$25,985
Retail Supermarket	6,364	4,337	11,087	6,554
Frozen Beverages	(5,189)	(1,306)	(15,514)	146
Total Operating Income	$7,230	$10,982	$7,808	$32,685

Capital Expenditures:
Food Service	$7,246	$10,331	$15,532	$18,734
Retail Supermarket	80	275	101	1,235
Frozen Beverages	1,827	8,774	3,196	17,016
Total Capital Expenditures	$9,153	$19,380	$18,829	$36,985

Assets:
Food Service	$760,557	$740,318	$760,557	$740,318
Retail Supermarket	33,395	31,636	33,395	31,636
Frozen Beverages	270,963	305,983	270,963	305,983
Total Assets	$1,064,915	$1,077,937	$1,064,915	$1,077,937

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 27, 2021 and September 26, 2020 are as follows:

	March 27, 2021		September 26, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$10,408	$-	$10,408	$-

Amortized intangible assets
Non compete agreements	670	670	670	645
Customer relationships	13,000	5,538	19,737	11,595
License and rights	1,690	1,354	1,690	1,312
TOTAL FOOD SERVICE	$25,768	$7,562	$32,505	$13,552

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,750	$-	$12,750	$-

Amortized Intangible Assets
Trade names	676	587	676	519
Customer relationships	7,907	5,535	7,907	5,140
TOTAL RETAIL SUPERMARKETS	$21,333	$6,122	$21,333	$5,659

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	329	1,439	257
Licenses and rights	1,400	1,037	1,400	1,002
TOTAL FROZEN BEVERAGES	$48,254	$1,366	$48,254	$1,259

CONSOLIDATED	$95,355	$15,050	$102,092	$20,470

Fully amortized intangible assets have been removed from the March 27, 2021 amounts.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 27, 2021 and March 28, 2020 was $777,000 and $833,000, respectively. Aggregate amortization expense of intangible assets for the six months ended March 27, 2021 and March 28, 2020 was $1,457,000 and $1,676,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,500,000 in 2021, $2,300,000 in 2022, $2,300,000 in 2023, $2,000,000 in 2024, and $1,400,000 in 2025. The weighted amortization period of the intangible assets is 10.9 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at March 27, 2021	$61,189	$4,146	$56,498	$121,833

Balance at September 26, 2020	$61,189	$4,146	$56,498	$121,833

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

Marketable securities held to maturity and available for sale consist primarily of investments in mutual funds, preferred stock, and corporate bonds.  The fair values of mutual funds are based on quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy.  The fair values of preferred stock and corporate bonds are based on quoted prices for identical or similar instruments in markets that are not active.  As a result, preferred stock and corporate bonds are classified within Level 2 of the fair value hierarchy.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 27, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Corporate Bonds	$28,959	$381	$15	$29,325
Total marketable securities held to maturity	$28,959	$381	$15	$29,325

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 27, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Mutual Funds	$3,588	$-	$638	$2,950
Preferred Stock	9,489	160	81	9,568
Total marketable securities available for sale	$13,077	$160	$719	$12,518

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2021 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2021 through 2023, with $29 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 27, 2021 and September 26, 2020 are summarized as follows:

	March 27, 2021		September 26, 2020

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)

Due in one year or less	$21,379	$21,640	$51,151	$51,815
Due after one year through five years	7,580	7,685	16,927	17,246
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$28,959	$29,325	$68,078	$69,061
Less current portion	21,379	21,640	51,151	51,815
Long term held to maturity securities	$7,580	$7,685	$16,927	$17,246

Proceeds from the redemption and sale of marketable securities were $15,189,000 and $41,337,000 in the three and six months ended March 27, 2021 and were $12,156,000 and $30,938,000 in the three and six months ended March 28, 2020, respectively. A gain of $41,000 and $119,000 were recorded in the three and six months ended March 27, 2021 and losses of $2,059,000 and $2,070,000 were recorded in the three and six months ended March 28, 2020. Included in the gains and losses were unrealized gains of $649,000 and unrealized losses of $1,993,000 in the six months ended March 27, 2021 and March 28, 2020, respectively. Unrealized losses of $46,000 and $2,064,000 were recorded in the three months ended March 27, 2021 and March 28, 2020, respectively. We use the specific identification method to determine the cost of securities sold.

Total marketable securities held to maturity as of March 27, 2021 with credit ratings of AAA/AA/A had an amortized cost basis totaling $7,966,000 and those with credit ratings of BBB/BB/B had an amortized cost basis totaling $20,993,000. This rating information was obtained March 31, 2021.

Note 12 Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended March 27, 2021		Six Months Ended March 27, 2021
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

	Foreign Currency		Foreign Currency
	Translation		Translation
	Adjustments	Total	Adjustments	Total

Beginning Balance	$(13,308)	$(13,308)	$(15,587)	$(15,587)

Other comprehensive income (loss) before reclassifications	(531)	(531)	1,748	$1,748

Ending Balance	$(13,839)	$(13,839)	$(13,839)	$(13,839)

	Three Months Ended March 28,2020		Six Months Ended March 28,2020
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

	Foreign Currency		Foreign Currency
	Translation		Translation
	Adjustments	Total	Adjustments	Total

Beginning Balance	$(12,178)	$(12,178)	$(12,988)	$(12,988)

Other comprehensive income (loss) before reclassifications	(3,921)	(3,921)	(3,111)	$(3,111)

Ending Balance	$(16,099)	$(16,099)	$(16,099)	$(16,099)

Note 13  On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were $1,768,000 and $203,000 for the three months ended March 27, 2021 and were $3,789,000 and $469,000 for the six months ended March 27, 2021. Sales and operating income of ICEE Distributors were $2,500,000 and $400,000 for the three months ended March 28, 2020 and were $5,000,000 and $900,000 for the six months ended March 28, 2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama. BAMA ICEE does business in Alabama and Georgia with annual sales of approximately $3.5 million. Sales and operating income of BAMA ICEE were $399,000 and $69,000 for the three months ended March 27, 2021 and were $805,000 and $144,000 for six months ended March 27, 2021. Sales and operating income of BAMA ICEE were $300,000 and $100,000 for both the three and six months ended March 28, 2020.

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

The Company incurred no acquisitions costs during the three or six months ended March 27, 2021. Acquisition costs of $62,000 and $98,000 are included in other general expense for the three and six months ended March 28, 2020, respectively.

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

As of  March 27, 2021, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	March 27, 2021	March 27, 2021
	(in thousands)	(in thousands)

Operating lease cost in Cost of goods sold and Operating Expenses	$3,962	$7,901
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	78	154
Interest on lease liabilities in Interest expense & other	11	25
Total finance lease cost	89	179
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$4,051	$8,080

 Supplemental balance sheet information related to leases is as follows:

March 27, 2021
(in thousands)
Operating Leases
Operating lease right-of-use assets	$53,994

Current operating lease liabilities	$12,978
Noncurrent operating lease liabilities	43,609
Total operating lease liabilities	$56,587

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$516

Current finance lease liabilities	$288
Noncurrent finance lease liabilities	256
Total finance lease liabilities	$544

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Six Months Ended
	March 27, 2021	March 27, 2021
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,001	$7,987
Operating cash flows from finance leases	$87	$173
Financing cash flows from finance leases	$11	$25

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$578	$1,354
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	-

As of March 27, 2021, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Six months ending September 25, 2021	$7,639	$184
2022	13,496	168
2023	11,379	98
2024	8,722	98
2025	5,522	26
Thereafter	16,355	-
Total minimum payments	$63,113	$574
Less amount representing interest	(6,526)	(30)
Present value of lease obligations	$56,587	$544

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

Our current cash and cash equivalents balances, investments and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $.575 per share of its common stock payable on April 13, 2021, to shareholders of record as of the close of business on March 22, 2021.

We purchased 65,648 shares of our common stock in fiscal year 2020, but did not purchase any shares in the six months ended March 27, 2021. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization.

In the three months ended March 27, 2021 and March 28, 2020, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $531,000 and $3,921,000 in accumulated other comprehensive loss, respectively. In the six months ended March 27, 2021 and March 28, 2020, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $1,748,000 and an increase of $3,111,000 in accumulated other comprehensive loss, respectively.

Our general-purpose bank credit line, which expires in November 2021, provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 27, 2021.

RESULTS OF OPERATIONS

Net sales decreased by 6% to $256,178,000 in the second quarter and by 10% to $497,175,000 for the six months ended March 27, 2021 compared to the three and six months ended March 28, 2020, respectively.

FOOD SERVICE

Sales to food service customers decreased by 1% in the second quarter to $169,324,000 and by 7% to $329,749,000 for the six months, compared to respective prior year periods. Sales to food service customers were negatively impacted by COVID-19 during the current year periods as many venues and locations shut down or sharply curtailed their food service operations. However, traffic across our food service customers continues to improve as theatres re-open, more schools open their doors, entertainment and amusement venues increase capacity, and growth continues to strengthen across quick serve and casual dining restaurants.

Soft pretzel sales to the food service market decreased by 19% to $36,776,000 in the second quarter and by 27% to $69,463,000 in the six months.

Frozen juices and ices sales increased by 12% to $10,590,000 in the second quarter and increased by 2% to $16,885,000 in the six months.

Churro sales to food service customers were relatively flat in the second quarter as compared with prior year at $14,720,000 but decreased by 16% to $26,262,000 in the six months.

Sales of bakery products decreased by 7% in the second quarter to $82,910,000 and decreased 7% to $171,874,000 for the six months as COVID-19 impacted traffic, purchase choices and frequency in this part of our business.

Sales of handhelds increased 168% in the second quarter to $19,992,000 and by 157% in the six months led by the continued success of a new product developed for one of our larger wholesale club customers.

Sales of new products in the first twelve months since their introduction were approximately $14,928,000 in the second quarter and $27,167,000 in the six months led by the previously noted handheld item. Price increases had a marginal impact on results in the quarter as traffic and volume drove almost all of the sales decline compared to prior year.

Operating income in our Food Service segment decreased by 24% to $6,055,000 in the second quarter and by 53% to $12,235,000 in the six months primarily due to sales declines which impacted margin efficiencies and expense leverage.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased by 17% to $43,906,000 in the second quarter and increased by 24% to $83,000,000 in the six months. Our SUPERPRETZEL brand has performed well helping to drive a 28% increase in soft pretzels sales in the second quarter to $15,789,000 and a 34% increase in the six months to $29,677,000. Sales of frozen juices and ices increased by 22% to $19,386,000 in the second quarter and by 34% to $34,702,000 in the six months. Sales of biscuits decreased by 2% to $6,495,000 in the second quarter, but increased by 4% to $14,155,000 in the six months. Handheld sales to retail supermarket customers decreased by 28% to $2,243,000 in the second quarter and by 15% to $5,023,000 in the six months.

Sales of new products, which in the second quarter were approximately $150,000, and were approximately $550,000 for the six months, were primarily related to frozen novelty items. Price increases had a minimal impact on growth in the second quarter and in the six months, as sales were driven by increased consumer traffic and volume in retail outlets.

Operating income in our Retail Supermarkets segment increased by 47% to $6,364,000 in the second quarter and by 69% to $11,087,000 in the six months. The increases in operating income was primarily attributable to the increase in sales and the improvement in operating margins.

FROZEN BEVERAGES

Frozen beverage and related product sales decreased by 32% to $42,948,000 in the second quarter and by 37% to $84,426,000 in the six months. Beverages sales decreased by 42% to $18,529,000 in the second quarter and by 49% to $34,384,000 in the six months. Gallon sales were down 40% in the quarter and down 46% in the six months. Service revenue decreased by 16% to $18,218,000 in the second quarter and by 16% to $37,114,000 in the six months, with the decreases primarily attributable to the cancellation of a key customer’s planned maintenance program.

Machines revenue (primarily sales of frozen beverage machines) decreased by 36% to $5,663,000 in the second quarter and by 42% to $12,152,000 in the six months. The decreases were primarily attributable to slower customer expansion and replacement during the periods.

Our Frozen Beverage segment incurred an operating loss of $5,189,000 in the second quarter compared with an operating loss of $1,306,000 in the prior year second quarter. In the six months, our Frozen Beverage segment incurred an operating loss of $15,514,000 compared with operating income of $146,000 in the prior year six-month period. The comparative performance was impacted due to the challenging sales environment as a result of the COVID-19 pandemic which also impacts our gross margin efficiency and ability to leverage fixed expenses.

CONSOLIDATED

Gross profit as a percentage of sales was 23.8% in the second quarter and 25.5% last year.  Gross profit as a percentage of sales was 22.3% in the six-month period this year and 26.5% last year. Gross profit percentage decreased because of continued COVID-19 sales pressure from our food service and frozen beverages segments. This creates margin leverage challenges as we manage lower production volumes on businesses with large fixed-expense bases.

Total operating expenses decreased by 8% to $53,666,000 in the second quarter and by 10% to $103,213,000 in the six months. As a percentage of net sales, operating expenses decreased from 21.5% to 20.9% in the second quarter but increased slightly in the six months from 20.7% to 20.8%.

Marketing expenses decreased to 7.5% of net sales in the second quarter from 8.8% in prior year and to 7.3% in the six months compared with 8.4% in prior year’s six-month period. Distribution expenses increased to 9.9% of net sales in the second quarter from 9.1% in the prior year and to 9.7% in the six months compared with 8.7% in prior year’s six-month period. Administrative expenses decreased to 3.6% of net sales in the second quarter from 3.7% in prior year, but increased to 3.8% in the six months compared with 3.6% in prior year’s six-month period.

Operating income decreased by 34% to $7,230,000 in the second quarter and by 76% to $7,808,000 in the six months as a result of the aforementioned items.

Our investments generated before tax income of $579,000 in the second quarter, a $992,000 increase over prior year. In the six months, our investments generated before tax income of $1,949,000, a 42% increase over the prior year period. The increase in before tax investment income compared with prior year was primarily attributable to improved market conditions.

Net earnings decreased by 17% to $6,061,000 in the second quarter and by 68% to $7,839,000 in the six months. Our effective tax rate was 20% in the six months compared with 28% in the prior year’s six- month period.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 27, 2021, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 27,2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

10.1 Amended and Restated Long Term Incentive Plan (Incorporated by reference from the Company’s Form 8-K filed on February 12, 2021).

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification Pursuant to Section of 302 of the Sarbanes-Oxley Act of 2020.

32.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in iXBRL (Inline extensible Business Reporting Language):
(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows and
(v)	the Notes to the Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: April 29, 2021	/s/ Gerald B. Shreiber
Gerald B. Shreiber
Chairman of the Board,
Chief Executive
Officer and Director
(Principal Executive Officer)

Dated: April 29, 2021	/s/ Dan Fachner
Dan Fachner
President
(Principal Executive Officer)

Dated: April 29, 2021	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)