Form 10-Q
period 2021-06-26
J&J SNACK FOODS CORP
filed 2021-07-29
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 26, 2021

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

At July 23, 2021 there were 19,063,903 shares of the Registrant’s Common Stock outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 26,
	2021	September 26,
	(unaudited)	2020
Assets
Current assets
Cash and cash equivalents	$276,268	$195,809
Marketable securities held to maturity	9,902	51,151
Accounts receivable, net	154,845	126,587
Inventories	114,822	108,923
Prepaid expenses and other	11,547	17,087
Total current assets	567,384	499,557

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	340,693	330,168
Marketing equipment	253,199	250,914
Transportation equipment	10,232	9,966
Office equipment	34,291	33,878
Improvements	45,349	43,264
Construction in progress	28,134	19,995
Total Property, plant and equipment, at cost	740,974	717,261
Less accumulated depreciation and amortization	482,056	455,645
Property, plant and equipment, net	258,918	261,616

Other assets
Goodwill	121,833	121,833
Other intangible assets, net	79,676	81,622
Marketable securities held to maturity	7,568	16,927
Marketable securities available for sale	11,273	13,976
Operating lease right-of-use assets	51,811	58,110
Other	3,083	2,912
Total other assets	275,244	295,380
Total Assets	$1,101,546	$1,056,553

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$252	$349
Accounts payable	97,117	73,135
Accrued insurance liability	15,764	13,039
Accrued liabilities	6,890	7,420
Current operating lease liabilities	12,780	13,173
Accrued compensation expense	15,000	16,134
Dividends payable	12,064	10,876
Total current liabilities	159,867	134,126

Noncurrent finance lease liabilities	417	368
Noncurrent operating lease liabilities	41,573	47,688
Deferred income taxes	64,284	64,413
Other long-term liabilities	375	460

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,061,000 and 18,915,000 respectively	69,572	49,268
Accumulated other comprehensive loss	(13,182)	(15,587)
Retained Earnings	778,640	775,817
Total stockholders' equity	835,030	809,498
Total Liabilities and Stockholders' Equity	$1,101,546	$1,056,553

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Net Sales	$324,344	$214,563	$821,519	$769,502

Cost of goods sold	228,170	177,367	614,324	585,002
Gross Profit	96,174	37,196	207,195	184,500

Operating expenses
Marketing	20,502	21,952	56,995	68,532
Distribution	27,311	21,272	75,643	69,648
Administrative	10,348	8,374	29,004	28,166
Plant shutdown impairment costs	-	5,072	-	5,072
Other general (income) expense	(131)	(54)	(399)	(183)
Total Operating Expenses	58,030	56,616	161,243	171,235

Operating Income (loss)	38,144	(19,420)	45,952	13,265

Other (expense)income
Investment income (loss)	470	1,300	2,419	2,673
Interest (expense) & other	(8)	(7)	(19)	(60)

Earnings (loss) before income taxes	38,606	(18,127)	48,352	15,878

Income taxes (benefit)	9,713	(5,480)	11,620	4,157

NET EARNINGS (LOSS)	$28,893	$(12,647)	$36,732	$11,721

Earnings (loss) per diluted share	$1.51	$(0.67)	$1.92	$0.62

Weighted average number of diluted shares	19,185	18,888	19,116	19,036

Earnings (loss) per basic share	$1.52	$(0.67)	$1.93	$0.62

Weighted average number of basic shares	19,045	18,888	18,996	18,902

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Net Earnings (loss)	$28,893	$(12,647)	$36,732	$11,721

Foreign currency translation adjustments	657	41	2,405	(3,070)
Total Other Comprehensive Income (loss) , net of tax	657	41	2,405	(3,070)

Comprehensive Income (loss)	$29,550	$(12,606)	$39,137	$8,651

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498
Issuance of common stock upon exercise of stock options	41	4,390	-	-	4,390
Foreign currency translation adjustment	-	-	2,279	-	2,279
Dividends declared	-	-	-	(10,900)	(10,900)
Share-based compensation	-	1,244	-		1,244
Net earnings	-	-	-	1,778	1,778

Balance at December 26, 2020	18,956	$54,902	$(13,308)	$766,695	$808,289
Issuance of common stock upon exercise of stock options	72	8,384	-	-	8,384
Issuance of common stock for employee stock purchase plan	6	714	-	-	714
Foreign currency translation adjustment	-	-	(531)	-	(531)
Dividends declared	-	-	-	(10,943)	(10,943)
Share-based compensation	-	1,026	-		1,026
Net earnings	-	-	-	6,061	6,061

Balance at March 27, 2021	19,034	65,026	(13,839)	761,813	813,000
Issuance of common stock upon exercise of stock options	27	3,564	-	-	3,564
Foreign currency translation adjustment	-	-	657	-	657
Dividends declared	-	-	-	(12,066)	(12,066)
Share-based compensation	-	982	-	-	982
Net earnings	-	-	-	28,893	28,893

Balance at June 26, 2021	19,061	69,572	(13,182)	778,640	835,030

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	5	468	-	-	468
Foreign currency translation adjustment	-	-	810	-	810
Dividends declared	-	-	-	(10,867)	(10,867)
Share-based compensation	-	1,299	-	-	1,299
Net earnings	-	-	-	17,059	17,059

Balance at December 28, 2019	18,900	$47,511	$(12,178)	$807,187	$842,520
Issuance of common stock upon exercise of stock options	47	5,049	-	-	5,049
Issuance of common stock for employee stock purchase plan	6	783	-	-	783
Foreign currency translation adjustment	-	-	(3,921)	-	(3,921)
Issuance of common stock under deferred stock plan	1	90	-	-	90
Dividends declared	-	-	-	(10,878)	(10,878)
Share-based compensation	-	1,088	-	-	1,088
Repurchase of common stock	(66)	(8,972)	-	-	(8,972)
Net earnings	-	-	-	7,309	7,309

Balance at March 28, 2020	18,888	45,549	(16,099)	803,618	833,068
Foreign currency translation adjustment	-	-	41	-	41
Dividends declared	-	-	-	(10,873)	(10,873)
Share-based compensation	-	1,011	-	-	1,011
Net loss	-	-	-	(12,647)	(12,647)

Balance at June 27, 2020	18,888	46,560	(16,058)	780,098	810,600

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	June 26,	June 27,
	2021	2020
Operating activities:
Net earnings	$36,732	$11,721
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	36,278	37,353
Amortization of intangibles and deferred costs	2,096	2,516
Share-based compensation	3,252	3,421
Deferred income taxes	(188)	(426)
(Gain) loss on marketable securities	(926)	1,746
Plant shutdown impairment costs	-	5,072
Other	(305)	(309)
Changes in assets and liabilities net of effects from purchase of companies
(Increase) decrease in accounts receivable	(27,940)	24,634
Increase in inventories	(5,964)	(3,751)
(Increase) decrease in prepaid expenses	5,710	(7,879)
Increase (decrease) in accounts payable and accrued liabilities	24,823	(7,478)
Net cash provided by operating activities	73,568	66,620
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(57,197)
Purchases of property, plant and equipment	(34,456)	(47,637)
Purchases of marketable securities	-	(6,103)
Proceeds from redemption and sales of marketable securities	54,191	54,125
Proceeds from disposal of property and equipment	2,079	2,852
Other	42	(72)
Net cash provided by (used in) investing activities	21,856	(54,032)
Financing activities:
Payments to repurchase common stock	-	(8,972)
Proceeds from issuance of stock	17,178	6,300
Payments on capitalized lease obligations	(48)	(272)
Payment of cash dividend	(32,719)	(31,193)
Net cash used in financing activities	(15,589)	(34,137)
Effect of exchange rate on cash and cash equivalents	624	(885)
Net increase (decrease) in cash and cash equivalents	80,459	(22,434)
Cash and cash equivalents at beginning of period	195,809	192,395
Cash and cash equivalents at end of period	$276,268	$169,961

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

The results of operations for the three and nine months ended June 26, 2021 and June 27, 2020 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars and ices are generally higher in the third and fourth quarters due to warmer weather. Approximately 2/3 of our sales are to venues and locations that previously shut down or sharply curtailed their foodservice operations as a result of COVID-19, which has impacted the comparative nature of our results. While the majority of these venues have re-opened, the future impact of COVID-19 is still uncertain and continues to be monitored.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $15,481,000 at June 26, 2021 and $14,345,000 at September 26, 2020.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liabilities on our balance sheet as follows:

	(in thousands)
	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Beginning Balance	$1,090	$1,235	$1,327	$1,334
Additions to contract liability	$1,237	1,362	4,182	4,111
Amounts recognized as revenue	$(1,283)	(1,311)	(4,465)	(4,159)
Ending Balance	$1,044	$1,286	$1,044	$1,286

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. On September 27, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. Adoption of this new guidance did not have a material impact on the consolidated financial statements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $1,185,000 and $1,388,000 on June 26, 2021 and September 26, 2020, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $12,025,000 and $12,543,000 for the three months ended June 26, 2021 and June 27, 2020, respectively and $36,278,000 and $37,353,000 for the nine months ended June 26, 2021 and June 27, 2020, respectively.

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

	Three Months Ended June 26, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$28,893	19,045	$1.52

Effect of Dilutive Securities
Options	-	140	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$28,893	19,185	$1.51

20,800 anti-dilutive shares have been excluded in the computation of EPS for  the three months ended June 26, 2021

	Nine Months Ended June 26, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$36,732	18,996	$1.93

Effect of Dilutive Securities
Options	-	120	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$36,732	19,116	$1.92

289,692 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 26, 2021

	Three Months Ended June 27, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$(12,647)	18,888	$(0.67)

Effect of Dilutive Securities
Options	-	-	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$(12,647)	18,888	$(0.67)

845,977 anti-dilutive shares have been excluded in the computation  of EPS for the three months ended June 27, 2020

	Nine Months Ended June 27, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$11,721	18,902	$0.62

Effect of Dilutive Securities
Options	-	134	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$11,721	19,036	$0.62

169,246 anti-dilutive shares have been excluded in the computation  of EPS for the nine months ended June 27, 2020

Note 5	At June 26, 2021, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Nine months ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
	(in thousands)
Stock Options	$512	$890	$1,505	$2,267
Stock purchase plan	171	57	513	328
Stock issued to outside director	11	17	33	50
Restricted stock issued to an employee	23	-	70	-
Total share-based compensation	$717	$964	$2,121	$2,645

The above compensation is net of tax benefits	$265	$70	$1,131	$822

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2021 nine months: expected volatility of 25.8%; risk-free interest rate of 0.8%; dividend rate of 1.4% and expected lives of 51 months.

During  the fiscal year 2021 nine-month period, the Company granted 138,432 stock options. The weighted-average grant date fair value of these options was $31.20.

During the fiscal year 2020 nine-month period, the Company granted 161,682 stock options. The weighted-average grant date fair value of these options was $14.40.

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

The total amount of gross unrecognized tax benefits is $343,000 and $360,000 on June 26, 2021 and September 26, 2020, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 26, 2021, and September 26, 2020, the Company has $267,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate for the nine months ended June 26, 2021 was 24%, primarily due to a $1,131,000 tax benefit related to share-based compensation. Our effective tax rate for the nine months ended June 27, 2020 was 26%.

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

Note 8	Inventories consist of the following:

	June 26,	September 26,
	2021	2020
	(unaudited)
	(in thousands)

Finished goods	$40,850	$40,184
Raw materials	29,171	24,550
Packaging materials	12,080	10,545
Equipment parts and other	32,721	33,644
Total Inventories	$114,822	$108,923

Note 9

We principally sell our products to the food service and retail supermarket industries. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements. We maintain separate and discrete financial information for the three operating segments mentioned above, which is available to our Chief Operating Decision Makers.

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen juice treats and desserts including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes and dough enrobed handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Three months ended		Nine months ended
	June 26	June 27	June 26	June 27
	2021	2020	2021	2020

Sales to External Customers:
Food Service
Soft pretzels	$50,895	$21,384	$120,359	$116,985
Frozen juices and ices	13,927	8,688	30,812	25,222
Churros	20,096	7,321	46,358	38,466
Handhelds	18,971	7,448	56,574	22,084
Bakery	85,706	69,237	257,580	255,016
Other	6,884	2,543	14,546	13,628
Total Food Service	$196,478	$116,621	$526,226	$471,401

Retail Supermarket
Soft pretzels	$11,193	$12,716	$40,871	$34,874
Frozen juices and ices	36,898	33,322	71,600	59,279
Biscuits	4,562	8,151	18,717	21,759
Handhelds	1,191	3,257	6,215	9,135
Coupon redemption	(513)	(807)	(2,196)	(2,216)
Other	526	863	1,652	1,668
Total Retail Supermarket	$53,857	$57,502	$136,859	$124,499

Frozen Beverages
Beverages	$42,279	$16,456	$76,663	$83,606
Repair and maintenance service	22,789	17,259	59,903	61,524
Machines revenue	8,404	6,363	20,556	27,254
Other	536	362	1,312	1,218
Total Frozen Beverages	$74,009	$40,440	$158,434	$173,602

Consolidated Sales	$324,344	$214,563	$821,519	$769,502

Depreciation and Amortization:
Food Service	$6,817	$7,050	$20,334	$21,208
Retail Supermarket	378	468	1,147	1,156
Frozen Beverages	5,469	5,864	16,893	17,505
Total Depreciation and Amortization	$12,664	$13,382	$38,374	$39,869

Operating Income :
Food Service	$17,644	$(18,242)	$29,879	$7,743
Retail Supermarket	9,080	7,910	20,167	14,464
Frozen Beverages	11,420	(9,088)	(4,094)	(8,942)
Total Operating Income (Loss)	$38,144	$(19,420)	$45,952	$13,265

Capital Expenditures:
Food Service	$10,383	$7,865	$25,915	$26,599
Retail Supermarket	93	390	194	1,625
Frozen Beverages	5,151	2,397	8,347	19,413
Total Capital Expenditures	$15,627	$10,652	$34,456	$47,637

Assets:
Food Service	$779,730	$729,331	$779,730	$729,331
Retail Supermarket	33,405	33,766	33,405	33,766
Frozen Beverages	288,411	294,189	288,411	294,189
Total Assets	$1,101,546	$1,057,286	$1,101,546	$1,057,286

Note 10

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of June 26, 2021 and September 26, 2020 are as follows:

	June 26, 2021		September 26, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$10,408	$-	$10,408	$-

Amortized intangible assets
Non compete agreements	670	670	670	645
Customer relationships	13,000	5,863	19,737	11,595
License and rights	1,690	1,375	1,690	1,312
TOTAL FOOD SERVICE	$25,768	$7,908	$32,505	$13,552

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,750	$-	$12,750	$-

Amortized Intangible Assets
Trade names	676	619	676	519
Customer relationships	7,907	5,733	7,907	5,140
TOTAL RETAIL SUPERMARKETS	$21,333	$6,352	$21,333	$5,659

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	365	1,439	257
Licenses and rights	1,400	1,054	1,400	1,002
TOTAL FROZEN BEVERAGES	$48,254	$1,420	$48,254	$1,259

CONSOLIDATED	$95,355	$15,680	$102,092	$20,470

Fully amortized intangible assets have been removed from the June 26, 2021 amounts.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 26, 2021 and June 27, 2020 was $639,000 and $831,000, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 26, 2021 and June 27, 2020 was $2,096,000 and $2,507,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,500,000 in 2021, $2,300,000 in 2022, $2,300,000 in 2023, $2,000,000 in 2024, and $1,400,000 in 2025. The weighted amortization period of the intangible assets is 10.9 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at June 26, 2021	$61,189	$4,146	$56,498	$121,833

Balance at September 26, 2020	$61,189	$4,146	$56,498	$121,833

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 26, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$17,470	$243	$6	$17,707
Total marketable securities held to maturity	$17,470	$243	$6	$17,707

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 26, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$581	$3,007
Preferred Stock	8,107	213	54	8,266
Total marketable securities available for sale	$11,695	$213	$635	$11,273

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2021 and 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2021 through 2023, with $17.5 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 26, 2021 and September 26, 2020 are summarized as follows:

	June 26, 2021		September 26, 2020

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$9,902	$10,041	$51,151	$51,815
Due after one year through five years	7,568	7,666	16,927	17,246
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$17,470	$17,707	$68,078	$69,061
Less current portion	9,902	10,041	51,151	51,815
Long term held to maturity securities	$7,568	$7,666	$16,927	$17,246

Proceeds from the redemption and sale of marketable securities were $12,854,000 and $54,191,000 in the three and nine months ended June 26, 2021 and were $23,187,000 and $54,125,000 in the three and nine months ended June 27, 2020, respectively. Gains of $21,000 and $139,000 were recorded in the three and nine months ended June 26, 2021, respectively. A gain of $324,000 was recorded in the three months ended June 27, 2020 and losses of $1,746,000 were recorded in the nine months ended June 27, 2020. Included in the gains and losses were unrealized gains of $786,000 and unrealized losses of $1,708,000 in the nine months ended June 26, 2021 and June 27, 2020, respectively. Unrealized gains of $137,000 and $285,000 were recorded in the three months ended June 26, 2021 and June 27, 2020, respectively. We use the specific identification method to determine the cost of securities sold.

Total marketable securities held to maturity as of June 26, 2021 with credit ratings of AAA/AA/A had an amortized cost basis totaling $4,970,000 and those with credit ratings of BBB/BB/B had an amortized cost basis totaling $12,500,000. This rating information was obtained June 30, 2021.

Note 12  Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended June 26, 2021		Nine Months Ended June 26, 2021

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

	Foreign Currency		Foreign Currency
	Translation		Translation
	Adjustments	Total	Adjustments	Total

Beginning Balance	$(13,839)	$(13,839)	$(15,587)	$(15,587)

Other comprehensive income (loss) before reclassifications	657	$657	2,405	$2,405

Ending Balance	$(13,182)	$(13,182)	$(13,182)	$(13,182)

	Three Months Ended June 27, 2020		Nine Months Ended June 27, 2020

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

	Foreign Currency		Foreign Currency
	Translation		Translation
	Adjustments	Total	Adjustments	Total

Beginning Balance	$(16,099)	$(16,099)	$(12,988)	$(12,988)

Other comprehensive income (loss) before reclassifications	41	$41	(3,070)	$(3,070)

Ending Balance	$(16,058)	$(16,058)	$(16,058)	$(16,058)

Note 13 On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana. ICEE Distributors does business in Arkansas, Louisiana and Texas with annual sales of approximately $13 million. Sales and operating income of ICEE Distributors were $3,163,000 and $1,099,000 for the three months ended June 26, 2021 and were $6,952,000 and $1,568,000 for the nine months ended June 26, 2021. Sales and operating income of ICEE Distributors were $3,200,000 and $1,100,000 for the three months ended June 27, 2020 and were $8,000,000 and $2,000,000 for the nine months ended June 27, 2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama. BAMA ICEE does business in Alabama and Georgia with annual sales of approximately $3.5 million. Sales and operating income of BAMA ICEE were $632,000 and $221,000 for the three months ended June 26, 2021 and were $1,437,000 and $365,000 for nine months ended June 26, 2021. Sales and operating income of BAMA ICEE were $636,000 and $205,000 for the three months and were $975,000 and $281,000 for the nine months ended June 27, 2020.

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

The Company incurred no acquisitions costs during the three or nine months ended June 26, 2021. Acquisition costs of $76,000 are included in other general expense for the nine months ended June 27, 2020.

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

As of  June 26, 2021, the weighted-average discount rate of our operating and finance leases was 3.2% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	June 26, 2021	June 26, 2021
	(in thousands)	(in thousands)

Operating lease cost in Cost of goods sold and Operating Expenses	$3,846	$11,747
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	62	216
Interest on lease liabilities in Interest expense & other	5	30
Total finance lease cost	67	246
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$3,913	$11,993

Supplemental balance sheet information related to leases is as follows:

June 26, 2021
(in thousands)
Operating Leases
Operating lease right-of-use assets	$51,811

Current operating lease liabilities	$12,780
Noncurrent operating lease liabilities	41,573
Total operating lease liabilities	$54,353

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$654

Current finance lease liabilities	$252
Noncurrent finance lease liabilities	417
Total finance lease liabilities	$669

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Nine Months Ended
	June 26, 2021	June 26, 2021
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,860	$11,847
Operating cash flows from finance leases	$64	$237
Financing cash flows from finance leases	$23	$48

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$1,317	$2,671
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	-

As of  June 26, 2021, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Three months ending September 25, 2021	$3,863	$117
2022	13,804	203
2023	11,681	133
2024	8,967	133
2025	5,726	61
Thereafter	16,480	70
Total minimum payments	$60,521	$717
Less amount representing interest	(6,168)	(48)
Present value of lease obligations	$54,353	$669

As of June 26, 2021, the weighted-average remaining term of our operating and finance leases was 6.2 years and 4.2 years, respectively.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.633 per share of its common stock payable on July 12, 2021, to shareholders of record as of the close of business on June 21, 2021. The cash dividend of $.633 per share represents an increase of 10% from the previous quarterly dividend rate of $.575 per share.

We purchased 65,648 shares of our common stock in fiscal year 2020, but did not purchase any shares in the nine months ended June 26, 2021. On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization.

In the three months ended June 26, 2021 and June 27, 2020, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused decreases of $657,000 and $41,000 in accumulated other comprehensive loss, respectively. In the nine months ended June 26, 2021 and June 27, 2020, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $2,405,000 and an increase of $3,070,000 in accumulated other comprehensive loss, respectively.

Our general-purpose bank credit line, which expires in November 2021, provides for up to a $50,000,000 revolving credit facility. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at June 26, 2021.

RESULTS OF OPERATIONS

Net sales increased by 51% to $324,344,000 in the third quarter and by 7% to $821,519,000 for the nine months ended June 26, 2021 compared to the three and nine months ended June 27, 2020, respectively.

FOOD SERVICE

Sales to food service customers increased by 68% in the third quarter to $196,478,000 and by 12% to $526,226,000 for the nine months, compared to respective prior year periods. Food service venues are approaching pre-COVID capacity levels and more confident consumers are leaving their homes and spending more as the market normalizes. Sales accelerated throughout our key channels led by schools, amusement/recreation, restaurants, c-stores and theaters.

Soft pretzel sales to the food service market increased by 138% to $50,895,000 in the third quarter and by 3% to $120,359,000 in the nine months. Frozen juices and ices sales increased by 60% to $13,927,000 in the third quarter and increased by 22% to $30,812,000 in the nine months. Churro sales to food service customers increased by 174% to $20,096,000 in the third quarter and increased by 21% to $46,358,000 in the nine months. Sales of bakery products increased by 24% in the third quarter to $85,706,000 and increased by 1% to $257,580,000 for the nine months.

Sales of handhelds increased by 155% in the third quarter to $18,971,000 and by 156% in the nine months to $56,574,000 led by the continued success of a new product developed for one of our larger wholesale club customers.

Sales of new products in the first twelve months since their introduction were approximately $11,762,000 in the third quarter and $38,929,000 in the nine months led by the previously noted handheld item. Price increases had a marginal impact on results in the quarter as traffic and volume drove almost all of the sales decline compared to prior year.

Operating income in our Food Service segment was $17,644,000 in the third quarter compared with an operating loss of $18,242,000 in the prior year quarter. Operating income in our Food Service segment increased by 286% to $29,879,000 in the nine months. The increase in operating income was primarily due to the increase in sales which improved margin efficiencies and expense leverage.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets decreased by 6% to $53,857,000 in the third quarter but increased by 10% to $136,859,000 in the nine months. The decrease in sales in the current quarter was primarily attributable to the stronger customer demand in the prior year third quarter resulting from the initial responses to the COVID-19 pandemic. During the prior year third quarter, a surge in demand and sales was experienced related to the effects of the rapid changes in consumer purchasing habits.

Sales of soft pretzels decreased by 12% in the third quarter to $11,193,000 but increased by 17% in the nine months to $40,871,000. Sales of frozen juices and ices increased by 11% to $36,898,000 in the third quarter and by 21% to $71,600,000 in the nine months. Sales of biscuits decreased by 44% to $4,562,000 in the third quarter and by 14% to $18,717,000 in the nine months. Handheld sales to retail supermarket customers decreased by 63% to $1,191,000 in the third quarter and by 32% to $6,215,000 in the nine months.

Sales of new products in the nine months were approximately $550,000 and were primarily related to frozen novelty items. Price increases had a minimal impact on sales in the third quarter and in the nine months, as sales were driven primarily by consumer traffic and volume trends in retail outlets.

Operating income in our Retail Supermarkets segment increased by 15% to $9,080,000 in the third quarter and by 39% to $20,167,000 in the nine months. The increases in operating income was primarily attributable to the improvement in operating margins.

FROZEN BEVERAGES

Frozen beverage and related product sales increased by 83% to $74,009,000 in the third quarter but decreased by 9% to $158,434,000 in the nine months.

Beverages sales increased by 157% to $42,279,000 in the third quarter but decreased by 8% to $76,663,000 in the nine months, with the majority of the fluctuations attributable to gallon sales. The increase in sales in the current quarter was led by the amusement channel that experienced sales above pre-COVID 19 levels, and continued traffic increases in the mass merchandise, QSR and theater channels.

Service revenue increased by 32% to $22,789,000 in the third quarter but decreased by 3% to $59,903,000 in the nine months. The increase in the quarter was largely due to customers accelerating equipment maintenance to support the post COVID-19 recovery.

Machines revenue (primarily sales of frozen beverage machines) increased by 32% to $8,404,000 in the third quarter but decreased by 25% to $20,556,000 in the nine months. Retailers are beginning to re-invest again which helped to accelerate machine revenues in the quarter.

Our Frozen Beverage segment generated operating income of $11,420,000 in the third quarter compared with an operating loss of $9,088,000 in the prior year third quarter. In the nine months, our Frozen Beverage segment incurred an operating loss of $4,094,000 compared with an operating loss of $8,942,000 in the prior year nine-month period. The comparative performance was impacted by the challenging sales environment in the prior year quarter due to the COVID-19 pandemic.

CONSOLIDATED

Gross profit as a percentage of sales was 29.7% in the third quarter and 17.3% in the prior year quarter.  Gross profit as a percentage of sales was 25.2% in the nine-month period this year and 24.0% last year. The increase is largely attributable to the benefit of increased sales, favorable product mix and corresponding margin efficiencies.

Total operating expenses increased by 2.5% to $58,030,000 in the third quarter but decreased by 5.8% to $161,243,000 in the nine months. As a percentage of net sales, operating expenses decreased from 26.4% to 17.9% in the third quarter and increased in the nine months from 22.2% to 19.6%.

Marketing expenses decreased to 6.3% of net sales in the third quarter from 10.2% in prior year and to 6.9% in the nine months compared with 8.9% in prior year’s nine-month period. Distribution expenses decreased to 8.4% of net sales in the third quarter from 9.9% in the prior year but increased slightly to 9.2% in the nine months compared with 9.1% in prior year’s nine-month period. Administrative expenses decreased to 3.2% of net sales in the third quarter from 3.9% in prior year, and to 3.5% in the nine months compared with 3.7% in prior year’s nine-month period. Operating expenses in the prior year were impacted by $5.1 million of plant shutdown impairment costs in both the three month, and nine-month periods.

Operating income was $38,144,000 in the third quarter compared with an operating loss of $19,420,000 in the prior year. Operating income increased by 246% to $45,952,000 in the nine months as a result of the aforementioned items.

Our investments generated before tax income of $470,000 in the third quarter, a $830,000 decrease from prior year. In the nine months, our investments generated before tax income of $2,419,000, a 10% decrease from the prior year period. The decrease in before tax investment income compared with prior year was primarily attributable to the decrease in investments held between periods.

Net earnings in the third quarter were $28,893,000 compared with a loss of $12,647,000 in prior year. Net earnings increased by 213% in the nine months to $36,732,000. Our effective tax rate was 24% in the nine months compared with 26% in the prior year’s nine-month period.

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

Item 4.

Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 26, 2021, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 26,2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 26, 2021, formatted in iXBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: July 29, 2021	/s/ Dan Fachner
Dan Fachner
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 29, 2021	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)