Form 10-K
period 2021-09-25
J&J SNACK FOODS CORP
filed 2021-11-23
CIK 785956

J&J SNACK FOODS
CORP.
WWW.JJSNACK.COM

YEARS OF FUN SERVED HERE

ANNUAL REPORT 2021

PROFILE

Nasdaq

Traded Ticker "JJSF" on Nasdaq

Selling in national and international markets

foodservice
retail supermarkets
frozen beverage

Three core business groups

Preparing for future innovation and success

Our growing portfolio of product include soft pretzels, frozen beverages, frozen juice treats and desserts, stuffed sandwiches, churros, fruit pies, funnel cakes, cookies and bakery goods, and other snack foods and drinks. Consumers can enjoy these tasty products in a variety of settings where people work, play, travel and shop. The Company's growth is the result of a strategy that emphasizes active development of new and innovative products, penetration into existing market channels and expansion of established products into new markets.

HIGHLIGHTS

FISCAL YEAR ENDED IN SEPTEMBER

(In thousands except per share data)

	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Net Sales	$ 1,144,579	$ 1,022,038	$ 1,186,487	$ 1,138,265	$1,084,224	$ 992,781	$ 976,256	$ 919,451	$ 867,683	$ 830,796
Net Earnings	$ 55,607	$ 18,305	$ 94,819	$ 103,596	$ 79,174	$ 75,975	$ 70,183	$ 71,814	$ 64,381	$ 54,118
Total Assets	$ 1,122,219	$ 1,056,553	$ 1,019,339	$ 932,013	$ 867,228	$ 790,487	$ 739,669	$ 704,773	$ 645,661	$ 603,044
Long-Term Debt	$ ----	$ ----	$ ----	$ ----	$ ----	$ ----	$ ----	$ ----	$ ----	$ ----
Finance Leases	$ 574	$ 717	$ 1,057	$ 1,077	$ 1,244	$ 1,600	$ 1,469	$ 520	$ 347	$ 687
Stockholders' Equity	$ 845,654	$ 809,498	$ 833,751	$ 759,091	$ 682,322	$ 637,974	$ 599,919	$ 562,518	$ 516,565	$ 475,487
Common Share Data										
EPS-Diluted	$ 2.91	$ 0.96	$ 5.00	$ 5.51	$ 4.21	$ 4.05	$ 3.73	$ 3.82	$ 3.41	$ 2.86
Shares Outstanding	19,084	18,915	18,895	18,754	18,663	18,668	18,676	18,663	18,677	18,780
Dividends/Share	$ 2.42	$ 2.30	$ 2.00	$ 1.80	$ 1.68	$ 1.56	$ 1.44	$ 1.28	$ 0.64	$ 0.52

NET SALES
(IN THOUSANDS)

$830,796
$867,683
$919,451
$976,256
$992,781
$1,084,224
$1,138,265
$1,186,487
$1,022,038
$1,144,579
'12
'13
'14
'15
'16
'17
'18
'19
'20
'21

NET EARNINGS
(IN THOUSANDS)

$54,118
$64,381
$71,814
$70,183
$75,975
$79,174
$103,596
$94,819
$18,305
$55,607
'12
'13
'14
'15
'16
'17
'18
'19
'20
'21

STOCKHOLDERS' EQUITY
(IN THOUSANDS)

$475,487
$516,565
$562,518
$599,919
$637,974
$682,322
$759,091
$833,751
$809,498
$845,654
'12
'13
'14
'15
'16
'17
'18
'19
'20
'21

President's Letter

TO OUR SHAREHOLDERS AND FRIENDS

It's an exciting year for J & J Snack Foods as we celebrate our milestone 50th Anniversary. Our year-long celebration will be a time of reflection, fellowship, and a reminder to each of us that our company is strong and resilient. We are so grateful for the past 50 years that have shaped us into the company we are today and the bright future ahead.

I am so proud to report that J & J Snack Foods Corp. continues to emerge strong from the extraordinary challenges of the last 18 months. Throughout it all, our dedicated and resilient employees have delivered for our consumers, customers, and partners across business segments, and our business results continue to improve.

Results in Brief

NET SALES	(000)'s	$	1,144,579
OPERATING INCOME	(000)'s	$	71,218
EARNINGS PER DILUTED SHARE		$	2.91

For fiscal year 2021, our sales, operating income and earnings per share were up significantly vs. 2020. We are pleased with the strong finish to the year and the positive trends we are seeing across our business, including exceeding pre-COVID sales levels in the fourth quarter. These results were accomplished despite an incredibly challenging operating environment due to rising costs across the supply chain, including commodities, logistics and wages. I am so proud of the J & J Snack Foods employees who overcame the various challenges and kept our business operating successfully throughout the year.

As we enter fiscal year 2022, we are excited about the opportunities ahead. With our business on a strong recovery trajectory, we are well-positioned to address the challenges and opportunities in front of us. We remain focused on achieving greater effectiveness and efficiencies across our operations, continuing to strategically invest in strengthening the relevance and leadership position of our brands, and in furthering the growth of our business both organically and inorganically.

Our financial position remains strong. We continue to have an extremely healthy balance sheet and overall liquidity and are well positioned to weather future disruptions. Moreover, we continue to invest in the business and pursue various shareholder value creating initiatives.

As stated above, we are truly grateful for our past and excited about our future. Although we have had 50 great years, we continue to challenge ourselves as we propel this great company to even higher heights.

Sincerely,

Dan Fachner
President

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 2021

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

March 26, 2021 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $2,398,906,547 based on the last sale price on March 26, 2021 of $157.64 per share. As of November 19, 2021, 19,084,586 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 16, 2022 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2021 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Note About Forward-Looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Act of 1934, that involve substantial risks or uncertainties. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “projects,” “seek,” “predict,” “approximate,” or “continue,” or other similar references to future periods or the negative thereof. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak on as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise, update, add or to otherwise correct, any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Furthermore, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report. The discussion and analysis of our financial condition and results of operations included in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Form 10-K.

Part I

Item 1.         Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the food service and retail supermarket industries.  The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL, BRAUHAUS, AUNTIE ANNE’S* and BAVARIAN BAKERY, frozen novelties marketed primarily under the LUIGI’S, WHOLE FRUIT, ICEE, DOGSTERS, PHILLY SWIRL, SOUR PATCH** and MINUTE MAID*** brand names, churros marketed primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing.  J & J believes it is the largest manufacturer of soft pretzels in the United States.  Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and handheld products sold under smaller brands. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

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

** SOUR PATCH is a registered trademark of Mondelēz International Group

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

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and Frozen Beverages reviews detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Maker and management when determining each segment’s and the company’s financial condition and operating performance. In addition, the Chief Operating Decision Maker reviews and evaluates depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data for financial information about segments.

Food Service

The primary products sold by the food service segment are soft pretzels, frozen novelties, churros, handheld products and baked goods.  Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; casual dining restaurants; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions.  Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL and AUNTIE ANNE’S, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, SOUR PATCH sticks, ICEE Squeeze-Up Tubes and handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

We sell frozen beverages to the food service industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. We also provide repair and maintenance services to customers for customers’ owned equipment.

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

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 20% of the Company’s revenue in both fiscal years 2021 and 2020, and 21% in 2019.

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

Frozen Novelties

The Company’s frozen novelties are marketed primarily under the LUIGI’S, WHOLE FRUIT, PHILLY SWIRL, SOUR PATCH, ICEE and MINUTE MAID brand names.  Frozen novelties are sold in the Food Service and Retail Supermarkets segments.  Frozen novelties sales were 13% of the Company’s revenue in fiscal year 2021, 12% in 2020 and 10% in 2019.

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

The balance of the Company’s frozen novelties products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks and pints. Several of the products contain ice cream and WHOLE FRUIT contains pieces of fruit.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2021, 5% in 2020 and 6% in 2019.  Churros are pastries in stick form which the Company produces in several sizes according to a proprietary formula.  The churros are deep fried, frozen and packaged.  At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture.  The Company also sells fruit and crème-filled churros.  The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's handheld products are marketed under the SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels.  Handheld products are sold to the Food Service and Retail Supermarket segments.   Handheld product sales amounted to 7% of the Company’s sales in fiscal year 2021, 5% in 2020 and 4% in 2019.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 32% of the Company’s sales in fiscal year 2021, 35% in 2020 and 32% in 2019.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 11% of the Company’s revenue in fiscal year 2021, 10% in 2020 and 15% in 2019.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network.  The Company also provides repair and maintenance service to customers for customer-owned equipment and sells equipment in its Frozen Beverages segment.  Revenue from equipment sales and repair and maintenance services totaled 9% of the Company’s sales in fiscal year 2021, 11% in 2020 and 11% in 2019.

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

Customers

The Company sells its products to two principal channels: food service and retail supermarkets. The primary products sold to the food service channel are soft pretzels, frozen beverages, frozen novelties, churros, handheld products and baked goods.  The primary products sold to the retail supermarket channel are soft pretzels, frozen novelties and handheld products.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2021, 2020 and 2019, respectively, with our largest customer accounting for 11% of our sales in 2021, 13% of our sales in 2020 and 11% of our sales in 2019. Five of the ten customers in 2021 are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States.  Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL and AUNTIE ANNE’S, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, HILL & VALLEY baked goods, and ICEE Squeeze-Up Tubes.  Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

Marketing and Distribution

The Company has developed a national marketing program for its products. For the Food Service and Frozen Beverages segments’ customers, this marketing program includes providing ovens, mobile merchandisers, display cases, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer’s requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company’s ongoing advertising and promotional campaigns for its Retail Supermarket segment’s products include newspaper advertisements with coupons and consumer advertising campaigns across traditional and digital channels.

The Company develops and introduces new products on a routine basis.  The Company evaluates the success of new product introductions on the basis of sales and profit levels, which are reviewed no less frequently than monthly by the Company’s Chief Operating Decision Maker.

The Company’s products are sold through a network of food brokers, independent sales distributors and the Company’s own direct sales force.  For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles) and Colton, California; Brooklyn, New York; Scranton, Pittsburgh, Hatfield and Lancaster, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; Holly Ridge, North Carolina and Rock Island, Illinois.  Frozen beverages and machine parts are distributed from 177 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas.  The Company’s products are shipped in frozen and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen novelties sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, TEXAS TWIST, NEW YORK PRETZEL, BAVARIAN BAKERY, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS, PRETZELFILS, BRAUHAUS and LABRIOLA for its pretzel products; SHAPE-UPS, WHOLE FRUIT, PHILLY SWIRL and LUIGI’S for its frozen novelties; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, DADDY RAY’S and HILL & VALLEY for its bakery products.

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

Competition

Snack food and bakery products markets are highly competitive.  The Company’s principal products compete against similar and different food products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than the Company.  As the soft pretzel, frozen novelties, bakery products and related markets evolve, additional competitors and new competing products may enter the markets.  Competitive factors in these markets include product quality, customer service, taste, price, identity and brand name awareness, method of distribution and sales promotions.

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

The Company competes with several other companies in the frozen novelties and bakery products markets.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $20,754,000, $15,421,000 and $33,906,000 in fiscal years 2021, 2020 and 2019, respectively. At September 25, 2021, the total assets of our foreign operations were approximately $25 million or 2.2% of total assets. At September 26, 2020, the total assets of our foreign operations were approximately $20 million or 1.9% of total assets.

Employees

The Company has about 4,300 full and part time employees and approximately 800 workers employed by staffing agencies as of September 25, 2021. About 1,200 production and distribution employees throughout the Company are covered by collective bargaining agreements.

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

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant may also impair our business operations. The following is a discussion of known potentially significant risks which could result in harm to our business, financial condition or results of operations.

Risks Related to COVID-19

The global COVID-19 pandemic of 2020 and 2021 continues to affect our operations. Approximately 2/3 of the Company’s sales are to venues and locations that previously shut down or sharply curtailed their food service operations as a result of COVID-19. While the majority of these venues have re-opened, the extent of the future impact of COVID-19 on our operations depends on future developments of the virus and its effects which is uncertain at this point in time. Furthermore any economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, may also cause substantial changes in consumer behavior, adversely affecting results of operations and our financial position, some of which we may not be able to predict with certainty.

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

Risks of Shortages or Increased Costs of Labor

Our businesses operate in highly competitive markets.  The labor market in the United States is very competitive. We depend on the skills, working relationships, and continued services of employees, including our experienced management team. We must hire, train and develop effective employees. We compete with other companies both within and outside of our industry for talented employees, and we may lose key personnel or fail to attract, train, and retain other talented personnel.   In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. Any such loss or failure could adversely affect our product sales, financial condition, and operating results. Additionally, a shortage in the labor pool and other general inflationary pressures or changes, and applicable laws and regulations could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition.

Environmental Risks

The disposal of solid and liquid waste material and the discharge of airborne pollutants resulting from the preparation and processing of foods is subject to various federal, state and local laws and regulations relating to the protection of the environment. Such laws and regulations have an important effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of upgraded or new waste treatment facilities.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditure by us, some of which could be material. Additionally, the failure by any one or more of our suppliers to comply with applicable federal, state and local laws and regulations relating to the protection of the environment, or allegations of non-compliance, may disrupt their operations and could result in accompanying disruptions to our operations.

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2021, 2020 and 2019, respectively, with our largest customer accounting for 11% of our sales in 2021, 13% of our sales in 2020 and 11% of our sales in 2019.

Five of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

Competition

Our businesses operate in highly competitive markets. We compete against national and regional manufacturers and distributors on the basis of price, quality, product variety, brand recognition and loyalty, and effective distribution. Many of our major competitors in the market are larger and have greater financial and marketing resources than we do. Increased competition and anticipated actions by our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results. See “Competition” in Item 1 for more information about our competitors.

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

Risks Relating to the Availability and Costs of Transportation

Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays, and carrier capacity limitations, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could also negatively impact our financial results. We pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and such surcharges can be substantial. Any sudden or dramatic increases in the price of diesel fuel would serve to increase our fuel surcharges and our cost of goods sold. These higher costs could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Risks Relating to Gerald B. Shreiber

Gerald B. Shreiber is the founder and Chairman of the Board of Directors of the Company. He is currently beneficial owner of 18% of its outstanding common stock, held in a trust for his benefit. Our Amended and Restated Certificate of Incorporation provides that Mr. Shreiber has three votes on any matter to be acted upon by the Board of Directors (subject to certain adjustments). Therefore, he and one other director would have the ability to approve any matter before the Board.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies may differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and we may face difficulty in enforcing our legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Any such difficulties noted above could effect our business. Sales of our foreign operations were $20,754,000, $15,421,000 and $33,906,000 in fiscal years 2021, 2020 and 2019, respectively. At September 25, 2021, the total assets of our foreign operations were approximately $25 million or 2.2% of total assets. At September 26, 2020, the total assets of our foreign operations were approximately $20 million or 1.9% of total assets.

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

Our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including those against our third-party providers and theft of customer, consumer or other confidential data), and viruses. Although we continue to monitor our information technology networks, if we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees.

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

Seasonality and Quarterly Fluctuations

Our sales are affected by the seasonal demand for our products.  Demand is greater during the summer months primarily as a result of the warm weather demand for our ICEE and frozen novelties products.  Because of seasonal fluctuations, there can be no assurance that the results of any particular quarter will be indicative of results for the full year or for future years.

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

The Company owns a 150,000 square foot building on eight acres in Bellmawr, New Jersey.  The facility is used by the Company to manufacture soft pretzels and various lines of baked goods.

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

The Company owns a 46,000 square foot frozen novelties manufacturing facility and a 42,000 square foot dry storage warehouse located on six acres in Scranton, Pennsylvania.

The Company leases a 29,600 square foot soft pretzel manufacturing facility located in Hatfield, Pennsylvania. The lease runs through June 2032.

The Company leases a 48,000 square foot soft pretzel manufacturing facility located in Carrollton, Texas. The lease runs through April 2026. The Company leases an additional property containing a 6,500 square foot storage freezer across the street from the manufacturing facility, which expires March 2030.

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

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon which is leased through June 30, 2031. The Company leases an additional 11,300 square foot freezer storage facility in Weston, Oregon which expires May 2023.

The Company leases 84,000 square feet of office space in LaVergne (Nashville), Tennessee through February 2035 for its ICEE headquarters.

The Company leases a 39,000 square foot frozen novelties manufacturing facility in Tampa, Florida which is leased through September 2023.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5.         Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.” The following table sets forth the high and low sale price quotations as reported by NASDAQ and dividend information for the common stock for each quarter of the years ended September 26, 2020 and September 25, 2021.

	Common Stock Market Price

			Dividend
	High	Low	Declared

Fiscal 2021
First quarter	$166.27	$128.10	$0.575
Second quarter	169.58	147.61	0.575
Third quarter	181.71	154.29	0.633
Fourth quarter	180.00	150.50	0.633

Fiscal 2020
First quarter	$195.72	$178.87	$0.575
Second quarter	189.16	105.67	0.575
Third quarter	143.69	117.90	0.575
Fourth quarter	142.64	115.00	0.575

As of September 25, 2021, we had approximately 26,000 beneficial shareholders.

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

In our fiscal year ended September 26, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292, all of which was purchased in our second quarter.

We did not purchase any shares of our common stock in our fiscal year ended September 25, 2021.

A plan to purchase 500,000 shares was announced on November 8, 2012. 500,000 shares were purchased under this plan with the last purchase in August 2017. A plan to purchase 500,000 shares was announced on August 4, 2017 with no expiration date. 318,858 shares remain to be purchased under this plan.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

Item 6.         [ RESERVED ]

Item 7.         Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K.

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

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, accounts receivable, cash flow and valuation assumptions in performing asset impairment tests of long-lived and intangible assets, estimates of the value and useful lives of intangible assets, insurance reserves, inventories, and income taxes.

There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on historical experience, third-party data, and various other estimates we believe to be reasonable. A description of the aforementioned policies follows:

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Fiscal Year Ended
	September 25,	September 26,
	2021	2020
	(in thousands)

Beginning Balance	$1,327	$1,334
Additions to contract liability	5,544	5,526
Amounts recognized as revenue	(5,774)	(5,533)
Ending Balance	$1,097	$1,327

Disaggregation of Revenue

See Note N of the Notes to our Consolidated Financial Statements for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. On September 27, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13 Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. Adoption of this new guidance did not have a material impact on the consolidated financial statements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $1,405,000 and $1,388,000 on September 25, 2021 and September 26, 2020, respectively.

Accounts Receivable - We record accounts receivable at the time revenue is recognized. Bad debt expense is recorded in marketing and administrative expenses. We continually monitor our estimate of the allowance for doubtful accounts and adjust it monthly. We have approximately 28 customers with accounts receivable balances of between $1 million to $10 million with one customer having a balance of approximately $14 million. Failure of these customers, and others with lesser balances, to pay us the amounts owed, could have a material impact on our consolidated financial statements.

Accounts receivable due from any of our customers is subject to risk. Our total bad debt expense was $338,000, $1,105,000 and $389,000 for the fiscal years 2021, 2020 and 2019, respectively. At September 25, 2021 and September 26, 2020, our accounts receivables were $162,939,000 and $126,587,000 net of an allowance for doubtful accounts of $1,405,000 and $1,388,000.

Asset Impairment – We have three reporting units with goodwill totaling $121,833,000 as of September 25, 2021. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which is also the operating segment level, with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists. Our tests at September 25, 2021 show that the fair value of each of our reporting units with goodwill exceeded its carrying value. Therefore, no further analysis was required.  The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition, and consumer preferences.

Licenses and rights, customer relationships and non-compete agreements are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Long-lived assets, including fixed assets and amortizing intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition, and consumer preferences.

Useful Lives of Intangible Assets - Most of our trade names and distribution rights which have carrying value have been assigned an indefinite life and are not amortized because we plan to receive the benefit from them indefinitely. If we decide to curtail or eliminate the use of any of the trade names or if sales that are generated from any particular trade name or distribution right do not support the carrying value of the trade name or distribution right, then we would record impairment or assign an estimated useful life and amortize over the remaining useful life.  Rights such as prepaid licenses and non-compete agreements are amortized over contractual periods. The useful lives of customer relationships are based on the discounted cash flows expected to be received from sales to the customers adjusted for an attrition rate. The loss of a major customer or declining sales in general could create an impairment charge.

Insurance Reserves - We have a self-insured medical plan which covers approximately 1,600 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Our recorded liability at September 25, 2021 and September 26, 2020 was $1,791,000 and $1,737,000 respectively. Considering that we have stop loss coverage of $200,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability.

We self-insure, up to loss limits, workers’ compensation, automobile and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2021 and 2020 was $5,300,000 and $3,700,000, respectively. Our total recorded liability for all years’ claims incurred but not yet paid was $14,500,000 and $12,800,000 at September 25, 2021 and September 26, 2020, respectively. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third party actuary to assist in this analysis. In connection with these self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 25, 2021 and September 26, 2020, we had outstanding letters of credit totaling $9,275,000.

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

RESULTS OF OPERATIONS:

Fiscal Year 2021 (52 weeks) Compared to Fiscal Year 2020 (52 weeks)

Net sales increased $122,541,000, or 12%, to $1,144,579,000 in fiscal 2021 from $1,022,038,000 in fiscal 2020. As parts of the economy that impact our operations continue to open, sales for the year improved from a year ago.  Approximately 2/3 of the Company’s sales are to venues and locations that previously shut down or sharply curtailed their foodservice operations as a result of COVID-19. While the majority of these venues have re-opened, the extent of the future impact of COVID-19 on our operations depends on future developments of the virus and its effects which are uncertain at this point in time. As we have $305 million of cash and marketable securities on our balance sheet, we do not expect to have any liquidity issues, nor do we anticipate a material amount of our assets would be impaired.

We have three reportable segments, as disclosed in the accompanying notes to the consolidated financial statements: Food Service, Retail Supermarkets and Frozen Beverages.

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and Frozen Beverages reviews monthly detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are the key variables monitored by the Chief Operating Decision Maker and management when determining each segment’s and the Company’s financial condition and operating performance. In addition, the Chief Operating Decision Maker reviews and evaluates depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.

FOOD SERVICE

Sales to food service customers increased $106,090,000, or 17%, to $724,983,000 in fiscal 2021. Soft pretzel sales to the food service market increased 16% to $174,977,000 for the year. Frozen novelties sales increased $9,429,000, or 27%, to $44,605,000 for the year. Churro sales to food service customers were up 38% to $64,916,000 for the year. Sales of bakery products increased $10,095,000, or 3%, to $342,609,000 for the year. Handheld sales to food service customers were up 110% to $75,627,000 in 2021. Sales of funnel cake increased $4,868,000, or 29% to $21,491,000. Sales were up across all product lines as many of the venues and locations where our products are sold that were previously shut down or operating at reduced capacity in 2020 have partially or fully re-opened in 2021.

Sales of new products in the first twelve months since their introduction were approximately $39 million for the year. Operating income in our Food Service segment increased from $6,458,000 in 2020 to $39,172,000 in 2021. The increase in operating income was primarily due to the increase in sales which improved margin efficiencies and expense leverage.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $7,732,000 or 4% to $184,897,000 in fiscal year 2021. Soft pretzel sales to retail supermarkets were $54,990,000, an increase of $5,833,000, or 12%, from sales in 2020.  Sales of frozen novelties increased $11,316,000 or 13% to $100,059,000.  Sales of biscuits and dumplings decreased 15% to $24,197,000 for the year.  Handheld sales to retail supermarket customers decreased 38% to $7,547,000 for the year.

Sales of new products in the first twelve months since their introduction were approximately $1 million in fiscal year 2021. Operating income in our Retail Supermarkets segment increased from $23,202,000 to $25,914,000 for the year primarily due to higher volume.

FROZEN BEVERAGES

Total frozen beverage segment sales increased 4% to $234,699,000 in fiscal 2021 and beverage sales increased 16% or $17,494,000 for the year. Gallon sales increased 16% from last year. Service revenue decreased 3% to $81,305,000 for the year primarily due to the loss of a major customer in October 2020. Machines revenue, primarily sales of machines, decreased from $33,986,000 in 2020 to $26,953,000 in 2021 due to lower sales volumes with a major customer. Overall, sales in the frozen beverage segment grew as key amusement, convenience, restaurants, and retail venues returned to pre-COVID capacity in the second half of the year, which offset a slower recovery in the theater channel.

The estimated number of Company-owned frozen beverage dispensers was 19,000 and 27,000 at September 25, 2021 and September 26, 2020, respectively.  Our Frozen Beverage segment had operating income of $6,132,000 in 2021 compared to an operating loss of $12,466,000 in 2020 primarily as a result of higher beverage sales volume due to COVID-19 recovery during 2021.

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

Gross profit as a percentage of sales increased to 26.1% in 2021 from 23.3% in 2020. The increase is largely attributable to the benefit of increased sales, favorable product mix and corresponding margin efficiencies.

Total operating expenses increased $6,477,000 to $227,710,000 in fiscal 2021 but as a percentage of sales decreased to 19.9% of sales from 21.6% in 2020. Operating expenses this year included $1,273,000 of intangible asset impairment charges and operating expenses in 2020 included $6,387,000 of plant shutdown impairment costs for the shutdown of one of our manufacturing plants. Marketing and selling expenses decreased to 6.8% this year from 8.3% of sales in 2020 driven by effective investment of marketing dollars aligned with sales recovery. Distribution expenses as a percent of sales increased to 9.5% from 9.1% in 2020 due to rising freight and fuel costs. Administrative expenses were 3.5% and 3.6% of sales in 2021 and 2020, respectively.

Operating income increased $54,024,000 or 314% to $71,218,000 in fiscal year 2021 as a result of the aforementioned items.

Our investments generated before tax income of $2,815,000 million this year, down from $4,356,000 last year due to decreases in the amount of investments and lower interest rates.

Our effective tax rate in our fiscal 2021 year was 24.9%. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state deferred taxes of approximately $2.2 million. Excluding this adjustment, our effective tax rate in our fiscal 2020 year was 25.0%.

Net earnings increased $37,302,000 or 204%, in fiscal 2021 to $55,607,000, or $2.91 per diluted share, from $18,305,000 or $0.96 per diluted share, in fiscal 2020 as a result of the aforementioned items.

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

FOOD SERVICE

Sales to food service customers decreased $117,094,000, or 16%, to $618,893,000 in fiscal 2020.  Soft pretzel sales to the food service market decreased 28% to $150,786,000 for the year. Frozen novelties sales decreased $8,496,000, or 19%, to $35,176,000 for the year.  Churro sales to food service customers were down 29% to $46,881,000 for the year.  Sales of bakery products decreased $26,506,000, or 7%, to $332,514,000 for the year.  Handheld sales to food service customers were up 14% to $36,088,000 in 2020 with sales of a new product to a warehouse club store customer accounting for all of the increase.  Sales of funnel cake decreased $8,170,000, or 33% to $16,623,000.  Sales were down across all product lines except handhelds as many of the venues and locations where our products are sold had been shut down or operated at reduced capacity for some or all of the third and fourth quarters due to COVID-19.

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

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $32,573,000 or 23% to $177,165,000 in fiscal year 2020. Soft pretzel sales to retail supermarkets were $49,157,000, an increase of $12,893,000, or 36%, from sales in 2019. Sales of frozen novelties increased $14,992,000 or 20% to $88,743,000. Sales of biscuits and dumplings increased 12% to $28,317,000 for the year. Coupon redemption costs, a reduction of sales, of $3,569,000 were down less than 1% from 2019. Handheld sales to retail supermarket customers increased 13% to $12,303,000 for the year. Sales were generally higher for all product lines as sales in the year ago periods were impacted by lost volume and placements due to the price increases implemented in last year’s first quarter and because of increased sales to supermarkets generally since mid-March 2020 due to COVID-19.

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

The estimated number of Company-owned frozen beverage dispensers was 27,000 and 26,000 at September 26, 2020 and September 28, 2019, respectively. Our Frozen Beverage segment had an operating loss of $12,466,000 in 2020 compared to operating income of $29,950,000 in 2019 primarily as a result of lower sales volume due to COVID-19. This year’s operating income was also impacted by relocation costs of our ICEE’s headquarters of $2.5 million.

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

Gross profit as a percentage of sales decreased to 23.3% in 2020 from 29.5% in 2019. Gross profit percentage decreased because of lower volume in our food service and frozen beverages segments, higher costs related to production disruptions due to volume mix changes, expenses related to employee safety and increased COVID-19 compensation and increased cost compared to last year of about $4.5 million for the write-down and disposal of inventory.

Total operating expenses decreased $12,212,000 to $221,233,000 in fiscal 2020 but as a percentage of sales increased to 21.6% of sales from 19.7% in 2019. Operating expenses this year included $6,387,000 of plant shutdown impairment costs for the shutdown of one of our manufacturing plants. Marketing and selling expenses increased to 8.3% this year from 8.1% of sales in 2019. Distribution expenses as a percent of sales increased to 9.1% from 8.0% in 2019. Administrative expenses were 3.6% and 3.4% of sales in 2020 and 2019, respectively. The percentage increases mentioned above were because of the drop in sales (lower denominators) and our inability to reduce expenses in line with the decrease in sales because of fixed costs that do not fluctuate with sales.

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

Net earnings in 2019 benefited from a reduction of approximately $900,000 in tax as the provision for the one-time repatriation tax under the Tax Cuts and Jobs Act recorded in 2018 was reduced as the amount recorded in 2018 was an estimate. Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% for 2019. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state taxes of approximately $2.2 million. Excluding this benefit, our effective tax rate in our fiscal 2020 year was 25.0%.

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

RESULTS OF OPERATIONS

ACQUISITIONS

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana for approximately $45 million. ICEE Distributors does business in Arkansas, Louisiana and Texas. Sales and operating income of ICEE Distributors were $9.7 million and $2.4 million for the year ended September 25, 2021. Sales and operating income of ICEE Distributors were $11.4 million and $3.6 million for the year ended September 26, 2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama for approximately $12 million. BAMA ICEE does business in Alabama and Georgia. Sales and operating income of BAMA ICEE were $1.8 million and $0.5 million for the year ended September 25, 2021. Sales and operating income of BAMA ICEE were $1.7 million and $0.6 million for the year ended September 26, 2020.

These acquisitions were accounted for under the purchase method of accounting, and their operations are included in the accompanying consolidated financial statements from their respective acquisition dates.

LIQUIDITY AND CAPITAL RESOURCES

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, our current cash and cash equivalent balances and our investment securities is sufficient to satisfy our cash requirements over the next twelve months and beyond, as well as fund future growth and expansion.

As of September 25, 2021, we have 283,192,000 of Cash and Cash Equivalents, and $22,111,000 of Marketable Securities.

The Company’s material cash requirements include the following contractual and other obligations:

Purchase Commitments

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 25, 2021, we have approximately $78 million of such commitments. The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Leases

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Our operating leases include leases for real estate from some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. As of September 25, 2021, we have operating lease payment obligations of $66,324,000, with $14,994,000 payable within 12 months.

Fluctuations in the value of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $2,204,000 in accumulated other comprehensive loss in 2021, an increase of $2,599,000 in accumulated other comprehensive loss in 2020 and an increase of $909,000 in accumulated other comprehensive loss in 2019. In 2021, sales of the two subsidiaries were $20,754,000 as compared to $15,421,000 in 2020 and $33,906,000 in 2019. The fluctuation of sales over the periods presented is the result of COVID-19.

In our fiscal year ended September 28, 2019, we did not purchase any shares of our common stock.

In our fiscal year ended September 26, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292.

In our fiscal year ended September 25, 2021, we did not purchase any shares of our common stock.

In November 2016, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under the facility at September 25, 2021 or at September 26, 2020. The significant financial covenants are:

. Tangible net worth must initially be more than $465 million.

. Total funded indebtedness divided by earnings before interest expense, income taxes, depreciation and amortization shall not be greater than 2.25 to 1.

We were in compliance with the financial covenants described above at September 25, 2021.

On November 16, 2021, we entered into an amendment and modification to the amended and restated loan agreement which extended the maturity of the revolving credit facility to December 16, 2021.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. Under this program, the estimated liability for claims incurred but unpaid in fiscal years 2021 and 2020 was $5,300,000 and $3,700,000, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 25, 2021 and September 26, 2020, we had outstanding letters of credit totaling $9,275,000.

Fiscal 2021 Compared to Fiscal 2020

Cash and cash equivalents and marketable securities held to maturity and available for sale increased $27,440,000 or 10%, to $305,303,000 from a year ago for reasons described below.

Accounts receivables, net increased $36,352,000, or 29%, to $162,939,000 in 2021 because of higher sales in this year’s September month and timing of collections.

Inventory increased $14,237,000 or 13% to $123,160,000 largely due to the increase in sales and the need for additional inventory in connection with the increased sales.

Prepaid expenses and other was $7,498,000 compared to $17,087,000 last year, as prepaid income tax decreased by $13,697,000. Prepaid taxes in 2020 were higher, as payments in the first six months of the year were based on pre-COVID expectations.

Net property, plant and equipment increased $5,571,000 to $267,187,000 because purchases of property, plant and equipment for the improvement and expansion of our manufacturing capabilities and frozen carbonated beverage business exceeded depreciation on existing assets. Purchases of property, plant and equipment decreased slightly to $53,578,000 in 2021 from $57,817,000 in 2020. We are continually looking for opportunities to invest in projects at our manufacturing facilities that have a financial payback on capital invested with the goal of improving efficiency and reducing operating costs.

Marketable securities available for sale and held to maturity decreased by $59,943,000 to $22,111,000 as we decreased our holdings of corporate bonds and available for sale securities primarily due to the decline in interest rates.

Accounts Payables increased 32% to $96,789,000 from $73,135,000 in 2020.

Dividends payable increased to $12,080,000 as our quarterly dividend payment increased to $0.633/share from $0.575/share.

Net cash provided by operating activities increased $9,356,000 to $101,499,000 in 2021 primarily because of an increase in net earnings offset by an increase in the investment in net working capital balances, predominantly related to accounts receivable.

Net cash provided by investing activities increased $54,402,000 to $9,939,000 in 2021 from net cash used in investing activities of $44,463,000 in 2020 primarily due to $57,212,000 of cash paid for purchases of companies in 2020. In 2021, proceeds from the redemption and sales of marketable securities outpaced the cash used on purchases of property, plant and equipment.

Net cash used in financing activities decreased by $18,791,000 to a use of cash of $24,673,000 in 2021 due to an increase in proceeds from the issuance of common stock combined with having no repurchases of common stock in 2021. The net use of cash in 2021 was due the payment of cash dividends outpacing the inflow of cash proceeds from the issuance of common stock.

In 2021, the major variables in determining our net increase in cash and cash equivalents and marketable securities were our increase in net earnings, depreciation and amortization of fixed assets, changes in accounts receivable, accounts payable and accrued liabilities and changes in deferred tax liabilities, purchases of property, plant and equipment, and payments of cash dividends. Other variables which in the past have had a significant impact on our change in cash and cash equivalents and marketable securities are proceeds from borrowings and payments of long-term debt.  As discussed in results of operations, our net earnings may be influenced by many factors. Depreciation and amortization of fixed assets is primarily determined by past purchases of property, plant and equipment although it could be impacted by a significant acquisition. Purchases of property, plant and equipment are primarily determined by our ongoing normal manufacturing and marketing requirements but could be increased significantly for manufacturing expansion requirements or large frozen beverage customer needs. We are actively seeking acquisitions that could be a significant use of cash.  Although we have no long-term debt at September 25, 2021, we may borrow in the future depending on our needs.

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for operating leases and purchase commitments as of September 25, 2021.

Item 7A.         Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 25, 2021, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 25, 2021, the Company had no long-term debt obligations.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 25, 2021, because it does not believe its foreign exchange exposure is significant.

Item 8.         Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.         Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 25, 2021. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 25, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 25, 2021, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 25, 2021. Their report, dated November 23, 2021, expressed an unqualified opinion on our internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.         Other Information

There was no information required on Form 8-K during the quarter that was not reported.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The following is a list of the executive officers of the Company and their principal past occupations or employment. All such persons serve at the pleasure of the Board of Directors and have been elected to serve until the Annual Meeting of Shareholders on February 16, 2022 or until their successors are duly elected.

Name	Age	Position

Gerald B. Shreiber	79	Chairman of the Board and Director
Peter G. Stanley	79	Director
Sidney R. Brown	64	Director
Vincent A. Melchiorre	61	Director
Marjorie S. Roshkoff	53	Director, General Counsel and Secretary
Dan Fachner	61	Chief Executive Officer and President
Ken A. Plunk	58	Senior Vice President and Chief Financial Officer and Treasurer
Robert J. Pape	64	Senior Vice President Sales
Lynwood Mallard	53	Chief Marketing Officer
Steve Every	59	Senior Vice President, Chief Operating Officer – The ICEE Company

Gerald B. Shreiber is the founder of the Company and has served as its Chairman of the Board since its inception in 1971 and as Chief Executive Officer and President until Dan Fachner was named Chief Executive Officer and President of the Company in May 2021, and May 2020, respectively. His term as a director expires in 2025.

Peter G. Stanley became a director in 1983. Since November 1999 he has been the Chairman of the Board of Emerging Growth Equities, Ltd., an investment banking firm.

Sidney R. Brown became a director of the Company in 2003. He is the Chief Executive Officer of NFI Industries, Inc., a premier integrated supply chain solutions provider. Mr. Brown is also on the Board of FS Energy and Power Fund, a specialty finance company that invests primarily in income-oriented securities of private energy-related companies. In addition, he is a member of the Board of Trustees of Cooper Health Systems.

Vincent A. Melchiorre became a director in 2013. He is Senior Vice President of Bimbo Bakeries USA since September 2010. From June 2007 to August 2010, Mr. Melchiorre was employed by J&J Snack Foods Corp. as Senior Vice President-Food Group. From May 2006 to June 2007 he was Senior Vice President, Bread and Roll Business, George Weston Foods; from January 2003 to April 2006 he was Senior Vice President, Sales and Marketing at Tasty Baking Company and from June 1982 to December 2002 he was employed by Campbell Soup Company in various capacities, most recently Vice President of Marketing of Pepperidge Farm.

Marjorie S. Roshkoff joined the Company in February 2016 with more than 15 years of legal experience. In February 2017 she was appointed Vice President, In-House Counsel and Corporate Secretary. In this role, she oversees outside counsel and is responsible for the Company’s legal issues. Ms. Roshkoff became a director of the Company in 2020. In 2021, she was named General Counsel of the Company. Ms. Roshkoff is a daughter of Gerald B. Schreiber.

Dan Fachner has been an employee of The ICEE Company, which was acquired by the Company in May 1987, since 1979. He was named Senior Vice President of The ICEE Company in April 1994 and became President of ICEE in May 1997. On May 4, 2020, he was appointed President of J & J Snack Foods Corp. and on May 11, 2021, he was appointed Chief Executive Officer of J & J Snack Foods.

Ken A. Plunk joined the Company in September 2020 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Plunk held various senior positions with Walmart, Inc., The Home Depot and The Coca-Cola Company.

Robert J. Pape joined the Company in 1998. He served in various sales and sales management capacities prior to becoming Senior Vice President Sales in 2010. Mr. Pape will be retiring effective January 3, 2022.

Lynwood Mallard joined the Company in March 2021 as Senior Vice President, Chief Marketing Officer. Prior to joining the Company, Mr. Mallard worked for Coca-Cola for almost 23 years and held various positions across Coca-Cola’s business segments. Mr. Mallard was most recently Vice President of Innovation for Coca-Cola’s Foodservice division.

Steve Every joined the Company in 2009 and in July 2021, was promoted to Chief Operating Officer, The ICEE Company. Since joining the Company, Mr. Every has served in a number of roles including sales, operations, service and international, most recently as SVP-Sales.

Portions of the information concerning directors and executive officers, appearing under the captions “Information Concerning Nominees For Election To Board” and “Information Concerning Continuing Directors And Executive Officers” and information concerning Section 16(a) Compliance appearing under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 16, 2022 (“2021 Proxy Statement”) is incorporated herein by reference.

Portions of the information concerning the Audit Committee, the requirement for an Audit Committee Financial Expert and the Nominating Committee in the Company’s 2021 Proxy Statement filed with the SEC in connection with the Annual Meeting of Shareholders to be held on February 16, 2022 is incorporated herein by reference.

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

Item 11.         Executive Compensation

Information concerning executive compensation appearing in the Company’s 2021 Proxy Statement under the caption “Management Remuneration” is incorporated herein by reference.

Item 12.         Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management appearing in the Company’s 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table details information regarding the Company’s existing equity compensation plans as of September 25, 2021.

	( a )	( b )	( c )
Number of
Securities
Remaining
available for
future
	Number of	Weighted-	issuance under
	securities to	average	equity
	be issued upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstandng	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))

Equity compensation plans approved by security holders	748,096	$141.16	598,000

Equity compensation plans not approved by security holders	-	-	-

Total	748,096	$141.16	598,000

Column A includes 173,000 from stock option plans that were replaced subsequent to September 30, 2017. Those plans have been replaced by a plan, approved by shareholders in February 2018, that has 174,000 shares available for future issuance as of the date of this Form 10-K.

Item 13.         Certain Relationships And Related Transactions, and Director Independence

Information concerning the Certain Relationships and Related Transactions, and Director Independence in the Company’s 2021 Proxy Statement is incorporated herein by reference.

Item 14.         Principal Accountant Fees And Services

Information concerning the Principal Accountant Fees and Services in the Company’s 2021 Proxy Statement is incorporated herein by reference.

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

4.6**

Fifth Amendment and Modification to Amended and Restated Loan Agreement

10.1*
J & J Snack Foods Corp. Amended and Restated Long-Term Incentive Plan (Incorporated by referenced from the Company’s Form 8-K filed on February 12, 2021).

10.2*
J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 22, 2017).

10.3*
J & J Snack Foods Corp. Employee Stock Purchase Plan (Incorporated by reference from the Company’s Form S-8 dated May 16, 1996).

10.4*
Inducement Restricted Stock Award Agreement (Incorporated by reference from the Company’s Form 8-K filed on October 26, 2020.

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 25, 2021, formatted in iXBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 23, 2021	By:	/s/ Dan Fachner
Dan Fachner, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 23, 2021	/s/ Dan Fachner
Dan Fachner, Chief Executive Officer and President (Principal Executive Officer)

November 23, 2021	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

November 23, 2021	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 23, 2021	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 23, 2021	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 25, 2021 and September 26, 2020, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 25, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2021 and September 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 25, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 23, 2021 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Net Revenue Adjustments

As described in Note A to the consolidated financial statements, contracts with customers include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates. Variable consideration is treated as a reduction in revenue when the related revenue is recognized, and is recorded using the most likely amount method, with updates to estimates and related accruals of variable consideration occurring each period based on historical experience and changes in circumstances.

We identified the estimation of certain subsidiaries’ reserves for these net revenue adjustments by management as a critical audit matter because the inputs and assumptions utilized by management in estimating these reserves, including consistency of historical data and contract pricing, require significant judgment and create a high degree of estimation uncertainty. Consequently, auditing these assumptions requires subjective auditor judgment.

Our audit procedures related to the estimation of the reserves included the following, among others.

●	We obtained an understanding of management’s processes and controls over calculating the reserves for net revenue adjustments, including understanding relevant inputs and assumptions.
●	We evaluated the design and tested the operating effectiveness of key controls relating to the calculation of the reserves for net revenue adjustments, including key management review controls over the period-end accrual of allowances and end-user pricing adjustments.
●	We re-performed management’s process for calculating the reserves for net revenue adjustments.
●	We evaluated key inputs and assumptions relevant to the net revenue adjustments, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents.
●	We considered transactions subsequent to year end occurring up to the date of our auditor’s opinion, which involved inspecting customer contracts and relevant source documents submitted by customers in conjunction with the allowance, including end-user pricing adjustments.

/s/ GRANT THORNTON LLP We have served as the Company’s auditor since 1984. Philadelphia, Pennsylvania November 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 25, 2021 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 25, 2021, and our report dated November 23, 2021 expressed an unqualified opinion on those financial statements.

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

/s/GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 23, 2021

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 25,	September 26,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$283,192	$195,809
Marketable securities held to maturity	7,980	51,151
Accounts receivable, net	162,939	126,587
Inventories	123,160	108,923
Prepaid expenses and other	7,498	17,087
Total current assets	584,769	499,557

Property, plant and equipment, at cost	757,242	717,261
Less accumulated depreciation and amortization	490,055	455,645
Property, plant and equipment, net	267,187	261,616

Other assets
Goodwill	121,833	121,833
Other intangible assets, net	77,776	81,622
Marketable securities held to maturity	4,047	16,927
Marketable securities available for sale	10,084	13,976
Operating lease right-of-use assets	54,555	58,110
Other	1,968	2,912
Total other assets	270,263	295,380
Total Assets	$1,122,219	$1,056,553

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$182	$349
Accounts payable	96,789	73,135
Accrued insurance liability	16,260	13,039
Accrued liabilities	10,955	7,420
Current operating lease liabilities	13,395	13,173
Accrued compensation expense	17,968	16,134
Dividends payable	12,080	10,876
Total current liabilities	167,629	134,126

Noncurrent finance lease liabilities	392	368
Noncurrent operating lease liabilities	46,557	47,688
Deferred income taxes	61,578	64,413
Other long-term liabilities	409	460

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,084,000 and 18,915,000 respectively	73,597	49,268
Accumulated other comprehensive loss	(13,383)	(15,587)
Retained Earnings	785,440	775,817
Total stockholders' equity	845,654	809,498
Total Liabilities and Stockholders' Equity	$1,122,219	$1,056,553

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal Year Ended

	September 25,	September 26,	September 28,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)

Net Sales	$1,144,579	$1,022,038	$1,186,487
Cost of goods sold	845,651	783,611	836,086
Gross Profit	298,928	238,427	350,401

Operating expenses
Marketing and selling	77,922	84,977	96,428
Distribution	108,297	92,759	94,888
Administrative	40,538	36,747	40,721
Intangible asset impairment charges	1,273	-	-
Plant shutdown impairment costs	-	6,387	-
Other general expense (income)	(320)	363	1,408
Total operating expenses	227,710	221,233	233,445
Operating Income	71,218	17,194	116,956

Other income (expenses)
Investment income	2,815	4,356	7,741
Interest expense & other	(7)	(84)	1,880

Earnings before income taxes	74,026	21,466	126,577

Income taxes	18,419	3,161	31,758

NET EARNINGS	$55,607	$18,305	$94,819

Earnings per diluted share	$2.91	$0.96	$5.00

Weighted average number of diluted shares	19,133	19,032	18,959

Earnings per basic share	$2.92	$0.97	$5.04

Weighted average number of basic shares	19,013	18,901	18,812

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended

	September 25,	September 26,	September 28,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)

Net Earnings	$55,607	$18,305	$94,819

Foreign currency translation adjustments	2,204	(2,599)	(909)
Total Other Comprehensive Income (loss), net of tax	2,204	(2,599)	(909)

Comprehensive Income	$57,811	$15,706	$93,910

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 29, 2018	18,754	$27,340	$(11,994)	$743,745	$759,091
Issuance of common stock upon exercise of stock options	128	12,658	-	-	12,658
Issuance of common stock for employee stock purchase plan	12	1,516	-	-	1,516
Foreign currency translation adjustment	-	-	(909)	-	(909)
Reclass from accumulated other comprehensive income	-	-	(85)	85	-
Issuance of common stock under deferred stock plan	1	91	-	-	91
Dividends declared	-	-	-	(37,654)	(37,654)
Share-based compensation	-	4,139	-	-	4,139
Net earnings	-	-	-	94,819	94,819

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	73	6,406	-	-	6,406
Issuance of common stock for employee stock purchase plan	12	1,495	-	-	1,495
Foreign currency translation adjustment	-	-	(2,599)	-	(2,599)
Issuance of common stock under deferred stock plan	1	91	-	-	91
Dividends declared	-	-	-	(43,483)	(43,483)
Share-based compensation	-	4,504	-	-	4,504
Repurchase of common stock	(66)	(8,972)	-	-	(8,972)
Net earnings	-	-	-	18,305	18,305

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	809,498
Issuance of common stock upon exercise of stock options	158	18,739	-	-	18,739
Issuance of common stock for employee stock purchase plan	11	1,391	-	-	1,391
Foreign currency translation adjustment	-	-	2,204	-	2,204
Dividends declared	-	-	-	(45,984)	(45,984)
Share-based compensation	-	4,199	-	-	4,199
Net earnings	-	-	-	55,607	55,607

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	September 25,	September 26,	September 28,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$55,607	$18,305	$94,819
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	46,781	49,830	45,225
Amortization of intangibles and deferred costs	2,610	3,218	3,385
Intangible asset impairment charges	1,273	-	-
Gains from disposals of property & equipment	(231)	(303)	(347)
Plant shutdown impairment costs	-	6,387	-
Amortization of bond premiums	77	296	730
Share-based compensation	4,199	4,595	4,230
Deferred income taxes	(2,896)	2,622	9,637
(Gain) Loss on sale of marketable securities	(1,026)	882	404
Changes in assets and liabilities, net of effects from purchase of companies:
Decrease (increase) in accounts receivable, net	(35,755)	14,580	(8,759)
Decrease (increase) in inventories	(14,155)	7,877	(3,231)
Decrease (increase) in prepaid expenses and other	9,629	(11,366)	(744)
Increase (decrease) in accounts payable and accrued liabilities	35,386	(4,780)	2,150
Net cash provided by operating activities	101,499	92,143	147,499
Investing activities:
Payments for purchases of companies, net of cash acquired	-	(57,212)	(1,156)
Purchases of property, plant and equipment	(53,578)	(57,817)	(57,128)
Purchases of marketable securities	-	(6,103)	(26,091)
Proceeds from redemption and sales of marketable securities	60,891	73,226	39,158
Proceeds from disposal of property, plant and equipment	2,435	3,593	2,050
Other	191	(150)	(196)
Net cash provided by (used in) investing activities	9,939	(44,463)	(43,363)
Financing activities:
Payments to repurchase common stock	-	(8,972)	-
Proceeds from issuance of common stock	20,256	7,901	14,174
Payments on capitalized lease obligations	(144)	(340)	(356)
Payment of cash dividend	(44,785)	(42,053)	(36,644)
Net cash used in financing activities	(24,673)	(43,464)	(22,826)
Effect of exchange rates on cash and cash equivalents	618	(802)	(394)
Net increase in cash and cash equivalents	87,383	3,414	80,916
Cash and cash equivalents at beginning of year	195,809	192,395	111,479
Cash and cash equivalents at end of year	$283,192	$195,809	$192,395

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (the Company) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the food service and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our fiscal years 2021, 2020 and 2019 comprise 52 weeks.

1. Principles of Consolidation

The consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the accounts of J & J Snack Foods Corp. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

2. Revenue Recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers.”

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14.6 million at September 25, 2021 and $14.3 million at September 26, 2020.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Fiscal Year Ended
	September 25,	September 26,
	2021	2020
	(in thousands)

Beginning Balance	$1,327	$1,334
Additions to contract liability	5,544	5,526
Amounts recognized as revenue	(5,774)	(5,533)
Ending Balance	$1,097	$1,327

Disaggregation of Revenue

See Note N for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $1,405,000 and $1,388,000 at September 25, 2021 and September 26, 2020, respectively.

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

6.    Concentrations and related risks

We maintain cash balances at financial institutions located in various states. We have cash balances at four banks totaling approximately $123 million that is in excess of federally insured limits.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 28 customers with accounts receivable balances of between $1 million and $10 million and one customer with a balance of approximately $14 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2021, 2020 and 2019, respectively, with our largest customer accounting for 11% of our sales in 2021, 13% of our sales in 2020 and 11% of our sales in 2019. Five of the ten customers are food distributors who sell our product to many end users.

About 27% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2021, 2020 or 2019.

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 25, 2021 and September 26, 2020, our accounts receivables were $162,939,000 and $126,587,000, net of an allowance for doubtful accounts of $1,405,000 and $1,388,000. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

8.    Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 25, 2021 consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in investment income. The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

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

Long-lived assets, including fixed assets and amortizing intangibles, are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Indefinite lived intangibles are reviewed annually for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition, and consumer preferences.

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

As of September 25, 2021 and September 26, 2020, the total amount of gross unrecognized tax benefits is $343,000 and $360,000, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of September 25, 2021 and September 26, 2020, we had $267,000 of accrued interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 26, 2020	$360
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Settlements	(17)
Balance at September 25, 2021	$343

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Net earnings in the year ended September 28, 2019 benefited from a reduction of $885,000 in tax as the provision for the one-time repatriation tax was reduced as the amount recorded in 2018 was an estimate. Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% in 2019. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state deferred taxes and provision to return adjustments of approximately $2.2 million. Excluding these benefits, our effective tax rate in our fiscal 2020 year was 25.0%. Our effective tax rate in our fiscal 2021 year was 24.9%.

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 25, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)

Earnings Per Basic Share
Net Income available to common stockholders	$55,607	19,013	$2.92

Effect of Dilutive Securities
Options	-	120	(0.01)

Earnings Per Diluted Share
Net Income available to common stockholders plus assumed conversions	$55,607	19,133	$2.91

284,480 anti-dilutive shares have been excluded in the computation of 2021 diluted EPS.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Accounting for Stock-Based Compensation

At September 25, 2021, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 25,	September 26,	September 28,
	2021	2020	2019
	(in thousands)

Stock options	$2,265	$2,874	$1,743
Stock purchase plan	573	390	390
Stock issued to an outside director	44	66	66
Restricted stock issued to employees	93	-	-
Total share-based compensation	$2,975	$3,330	$2,199

The above compensation is net of tax benefits	$1,224	$1,265	$2,030

At September 25, 2021, the Company has unrecognized compensation expense of approximately $6.6 million to be recognized over the next three fiscal years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2021, 2020 and 2019: expected volatility of 25.8% for fiscal year 2021, 17.4% for fiscal year 2020 and 17.2% for fiscal year 2019: weighted average risk-free interest rates of 0.8%, 0.3% and 2.1%; dividend rate of 1.4%, 1.8% and 1.2% and expected lives ranging between 4 and 10 years for all years.

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

14.     Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $4,885,000, $6,461,000, and $5,938,000 for the fiscal years 2021, 2020 and 2019, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 25, 2021, we have approximately $78 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. Our policy is to recognize estimated losses on purchase commitments when they occur. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.         Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $619,000, $680,000 and $645,000 for the fiscal years 2021, 2020 and 2019, respectively.

17.         Recent Accounting Pronouncements

In February 2016, the FASB issued guidance on lease accounting which requires that an entity recognize most leases on its balance sheet.  The guidance retains a dual lease accounting model for purposes of income statement recognition, continuing the distinction between what are currently known as “capital” and “operating” leases for lessees. We adopted the guidance on September 29, 2019 using this alternate transition method, but we did not record a cumulative-effect adjustment from initially applying the standard. We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets. We have completed the implementation of a lease accounting system to enable the preparation of financial information and have implemented relevant accounting policies and internal controls surrounding the lease accounting process. As a result of adoption, on September 29, 2019, we recognized a right-of-use asset and lease liability of $71 million and $72 million, respectively. The right-of-use asset balance reflects the reclassification of deferred rent and prepaid rent against the initial asset. The adoption did not impact our results of operations or cash flows. See additional lease disclosures in Note P.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which changes the impairment model used to measure credit losses for most financial assets. We are required to recognize an allowance that reflects the Company’s current estimate of credit losses expected to be incurred over the life of the financial asset, including trade receivables and held to maturity debt securities.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B – ACQUISITIONS

On October 1, 2019, we acquired the assets of ICEE Distributors LLC, based in Bossier City, Louisiana for approximately $45 million. ICEE Distributors does business in Arkansas, Louisiana and Texas. Sales and operating income of ICEE Distributors were $9.7 million and $2.4 million for the year ended September 25, 2021. Sales and operating income of ICEE Distributors were $11.4 million and $3.6 million for the year ended September 26, 2020.

On February 4, 2020, we acquired the assets of BAMA ICEE, based in Birmingham, Alabama for approximately $12 million. BAMA ICEE does business in Alabama and Georgia. Sales and operating income of BAMA ICEE were $1.8 million and $0.5 million for the year ended September 25, 2021. Sales and operating income of BAMA ICEE were $1.7 million and $0.6 million for the year ended September 26, 2020.

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

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 25, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)
Corporate Bonds	$12,027	$123	$18	$12,132
Total marketable securities held to maturity	$12,027	$123	$18	$12,132

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 25, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$536	$3,052
Preferred Stock	6,892	175	35	7,032
Total marketable securities available for sale	$10,480	$175	$571	$10,084

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The mutual funds presently generate income of about 3.5% per year. We have invested $7 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.9%, of which 50% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $12 million in corporate bonds which generate fixed income to maturity dates in 2021 through 2023, with $8 million maturing prior to the end of our fiscal year 2022. The bonds presently generate income of about 3.1% per year based on purchase price. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 25, 2021 and September 26, 2020 are summarized as follows:

	September 25, 2021		September 26, 2020

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$7,980	$8,080	$51,151	$51,815
Due after one year through five years	4,047	4,052	16,927	17,246
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$12,027	$12,132	$68,078	$69,061
Less current portion	7,980	8,080	51,151	51,815
Long term held to maturity securities	$4,047	$4,052	$16,927	$17,246

Proceeds from the sale and redemption of marketable securities were $60,891,000, $73,226,000, and $39,158,000 in the years ended September 25, 2021, September 26, 2020, and September 28, 2019, respectively; with a gain of $213,000 in 2021, a gain of $83,000 in 2020 and a gain of $27,000 in 2019. We use the specific identification method to determine the cost of securities sold. Unrealized losses of $813,000 and 965,000 were recorded in 2021 and 2020, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total marketable securities held to maturity as of September 25, 2021 with credit ratings of AAA/AA/A had an amortized cost basis totaling $1,469,000 and those with credit ratings of BBB/BB/B had an amortized cost basis totaling $10,558,000. This rating information was obtained September 30, 2021.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 25,	September 26,
	2021	2020
	(in thousands)

Finished goods	$49,756	$40,184
Raw materials	29,529	24,550
Packaging materials	11,168	10,545
Equipment, parts and other	32,707	33,644
Total Inventories	$123,160	$108,923

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

			Estimated
	September 25, 2021	September 26, 2020	Useful Lives (in years)
	(in thousands)

Land	$2,494	$2,494		-
Buildings	26,582	26,582	15	-	39.5
Plant machinery and equipment	343,716	330,168	5	-	20
Marketing equipment	258,624	250,914	5	-	7
Transportation equipment	10,315	9,966		5
Office equipment	34,648	33,878	3	-	5
Improvements	45,578	43,264	5	-	20
Construction in Progress	35,285	19,995		-
	757,242	717,261
Less accumulated depreciation and amortization	490,055	455,645
Property, plant and equipment, net	$267,187	$261,616

Depreciation expense was $46,781,000, $49,830,000, and $45,225,000 for fiscal years 2021, 2020 and 2019, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 25, 2021		September 26, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)

FOOD SERVICE

Indefinite lived intangible assets
Trade Names	$10,408	$812	$10,408	$-

Amortized intangible assets
Non compete agreements	670	670	670	645
Customer relationships	13,000	6,188	19,737	11,595
License and rights	1,690	1,396	1,690	1,312
TOTAL FOOD SERVICE	$25,768	$9,066	$32,505	$13,552

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade Names	$12,777	$461	$12,750	$-

Amortized Intangible Assets
Trade names	649	649	676	519
Customer relationships	7,907	5,931	7,907	5,140
TOTAL RETAIL SUPERMARKETS	$21,333	$7,041	$21,333	$5,659

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade Names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	400	1,439	257
Licenses and rights	1,400	1,072	1,400	1,002
TOTAL FROZEN BEVERAGES	$48,254	$1,472	$48,254	$1,259

CONSOLIDATED	$95,355	$17,579	$102,092	$20,470

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

Amortizing intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Indefinite lived intangibles are reviewed annually at year end for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition, and consumer preferences.

In connection with our annual impairment assessment conducted during the fourth quarter of 2021, we determined that the carrying amounts of two trade names exceeded their fair value as of September 25, 2021. As a result, the Company recorded an indefinite lived intangible asset impairment charge of $1,273,000 in the fourth quarter of 2021. The intangible asset impairment charge is reflected in Intangible asset impairment charges in the Consolidated Statements of Earnings. Of the total impairment charge, $812,000 related to trade names in the Food Service segment and $461,000 related to trade names in the Retail Supermarket segment.

There were no intangible assets acquired in fiscal year 2021. In fiscal year 2020, intangible assets of $22,969,000 were added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $6,933,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020. Intangible assets of $480,000 were acquired in the Frozen Beverage segment in fiscal year 2019.

Aggregate amortization expense of intangible assets for the fiscal years 2021, 2020 and 2019 was $2,610,000, $3,202,000, and $3,320,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,300,000 in 2022 and 2023, $2,000,000 in 2024 and $1,400,000 in 2025 and 2026. The weighted average amortization period of the intangible assets is 10.9 years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarkets	Beverages	Total

	(in thousands)

Balance at

September 25, 2021	$61,189	$4,146	$56,498	$121,833

September 26, 2020	$61,189	$4,146	$56,498	$121,833

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible net assets. Goodwill is not amortized but is evaluated annually at year end by management for impairment. Our impairment analysis for 2021, 2020 and 2019 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples. Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as: annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples. There were no impairment charges in 2021, 2020 and 2019.

No goodwill was acquired in fiscal years 2021. In fiscal year 2020, goodwill of $15,773,000 was added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $3,549,000 from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.

NOTE G – LONG-TERM DEBT

In November 2016, we entered into an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in November 2021, with the availability of repayments without penalty. Interest is calculated based on LIBOR plus an applicable margin. The agreement contains financial covenants and requires commitment fees in accordance with standard banking practice. As of September 25, 2021 and September 26, 2020, there were no outstanding balances under the facility. We were in compliance with the financial covenants at September 25, 2021.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 16, 2021, we entered into an amendment and modification to the amended and restated loan agreement which extended the maturity of the revolving credit facility to December 16, 2021.

NOTE H – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 25,	September 26,	September 28,
	2021	2020	2019
	(in thousands)
Current
U.S. Federal	$13,964	$1,992	$14,078
Foreign	860	193	2,111
State	6,431	(1,517)	5,971
Total current expense	21,255	668	22,160

Deferred
U.S. Federal	$(145)	$3,139	$6,285
Foreign	(353)	(536)	849
State	(2,338)	(110)	2,464
Total deferred benefit	(2,836)	2,493	9,598
Total expense	$18,419	$3,161	$31,758

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for the fiscal years ended 2021, 2020 and 2019 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 25,	September 26,	September 28,
	2021	2020	2019
	(in thousands)

Income taxes at federal statutory rates	$15,545	$4,508	$26,581
Increase (decrease) in taxes resulting from:

State income taxes, net of federal income tax benefit	3,233	(1,285)	6,664
One-time repatriation tax	-	-	(885)
Increase in gross unrecognized tax benefits	-	-	20
Share based compensation	(124)	(183)	(777)
Non deductible employee compensation	-	-	490
Other, net	(235)	121	(335)
Income tax expense	$18,419	$3,161	$31,758

Net earnings in the year ended September 28, 2019 benefited from a reduction of $885,000 in tax as the provision for the one-time repatriation tax was reduced as the amount recorded in 2018 was an estimate. Excluding the reduction in the provision for the one-time repatriation tax, our effective tax rate was 25.8% in 2019. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state deferred taxes and provision to return adjustments of approximately $2.2 million. Excluding these benefits, our effective tax rate in our fiscal 2020 year was 25.0%. Our effective tax rate in our fiscal 2021 year was 24.9%.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following:

	September 25,	September 26,
	2021	2020
	(in thousands)
Deferred tax assets:
Vacation accrual	$1,359	$1,460
Capital loss carry forwards	14	161
Unrealized gains/losses	598	345
Insurance accrual	3,918	3,060
Operating lease liabilities	16,235	16,368
Deferred income	30	105
Allowances	2,155	2,863
Inventory capitalization	1,108	1,058
Share-based compensation	1,754	1,637
Net Operating Loss	617	697
Payroll Tax Accrual	2,307	-
Plant shutdown impairment costs	-	1,721
Foreign tax credit	404	404
Total deferred tax assets	30,499	29,879
Valuation allowance	(612)	(506)
Total deferred tax assets, net	29,887	29,373

Deferred tax liabilities:
Amortization of goodwill and other intangible assets	31,540	29,587
Depreciation of property and equipment	44,924	48,303
Right-of-use assets	14,773	15,605
Accounting method change 481 (a)	228	291
Total deferred tax liabilities	91,465	93,786
Total deferred tax liabilities, net	$61,578	$64,413

As of September 25, 2021, we have federal and state capital loss carry forwards of approximately $2,209,000 primarily from the sale of marketable securities in fiscal year 2016 and unrealized losses incurred in fiscal years 2019 and 2020. These carry forwards began to expire in 2021. Except for current year usage, we have no foreseeable capital gains that would allow us to use this asset. Accordingly, we have recorded a valuation allowance for the full amount of this deferred tax asset.

As of September 25, 2021, we have a federal net operating loss carry forward of approximately $2.9 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $378,000 and will expire in 2033. We have determined there are no limitations to the total use of this tax asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

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

The Coronavirus, Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020, which introduced and revised numerous provisions including a technical correction to qualified improvement property for assets placed in service after 2017 through 2022 to allow for immediate depreciation to be claimed on these assets and the deferral of employer’s share of certain payroll taxes. As a result of the CARES Act, we deferred $9.0 million of payroll taxes as of September 25, 2021.

NOTE I ‑ COMMITMENTS

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $14,500,000 and $12,800,000 at September 25, 2021 and September 26, 2020, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 25, 2021 and September 26, 2020, we had outstanding letters of credit totaling $9,275,000.

We have a self-insured medical plan which covers approximately 1,600 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 25, 2021 and September 26, 2020 was $1,791,000 and $1,737,000, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J ‑ CAPITAL STOCK

We did not purchase any shares of our common stock in our fiscal year ended September 28, 2019.

In our fiscal year ended September 26, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $8,972,292.

We did not purchase any shares of our common stock in our fiscal year ended September 25, 2021.

NOTE K – STOCK OPTIONS

We have a Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options may be granted to officers and our key employees which qualify as incentive stock options as well as stock options which are nonqualified. The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. There are 174,000 shares reserved under the Plan for which options have not yet been issued. There are options that were issued under prior option plans that have since been replaced that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six-month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2021, 2020 and 2019 employees purchased 11,988, 12,292 and 12,492 shares at average purchase prices of $116.03, $121.62, and $121.37, respectively. ESPP expense of $573,000, $390,000, and $390,000 was recognized for fiscal years 2021, 2020 and 2019, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of our stock option plans as of fiscal years 2021, 2020 and 2019 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price
Balance, September 29, 2018	433,556	$120.90	332,269	$105.66
Granted	118,934	163.14	66,236	171.78
Exercised	(100,018)	102.01	(35,763)	101.03
Canceled	(18,320)	127.88	-	-

Balance, September 28, 2019	434,152	136.53	362,742	118.19
Granted	124,414	126.33	37,074	125.83
Exercised	(51,350)	109.73	(24,182)	53.43
Canceled	(36,796)	138.34	(29,192)	135.79

Balance, September 26, 2020	470,420	136.62	346,442	122.04
Granted	111,862	165.53	43,970	160.14
Exercised	(102,976)	120.83	(55,453)	120.92
Canceled	(31,684)	143.74	(41,222)	95.95

Balance, September 25, 2021	447,622	$146.98	293,737	$132.29

Exercisable Options September 25, 2021	123,552	$136.24	144,327	$108.19

The weighted-average fair value of incentive stock options granted during fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 was $31.20, $14.43 and $26.29, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019 was $29.76, $14.32 and $33.11, respectively. The total intrinsic value of stock options exercised was $6.0 million, $5.7 million and $9.4 million in fiscal years 2021, 2020 and 2019, respectively.

The total cash received from these option exercises was $18.7 million, $6.4 million and $12.7 million in fiscal years 2021, 2020 and 2019, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $1.2 million, $1.1 million and $1.8 million in fiscal years 2021, 2020 and 2019, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about incentive stock options outstanding as of September 25, 2021:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 25,	Contractual	Exercise	September 25,	Exercise
Exercise Prices			2021	Life	Price	2021	Price
$125.83	-	$158.97	237,596	2.3	$131.41	123,052	$136.13
$163.29	-	$192.13	210,026	3.7	$164.59	500	163.29
Total options			447,622			123,552	136.24

The following table summarizes information about nonqualified stock options outstanding as of September 25, 2021:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Exercisable	Weighted-
			at	Remaining	Average	at	Average
Range of			September 25,	Contractual	Exercise	September 25,	Exercise
Exercise Prices			2021	Life	Price	2021	Price
$57.33	-	$94.24	60,000	2.0	$77.45	60,000	$77.45
$117.85	-	$131.30	98,137	2.4	$126.11	62,681	126.27
$141.01	-	$191.40	135,600	3.1	$161.03	21,646	141.01
Total options			293,737			144,327	108.19

NOTE L – 401(k) PROFIT‑SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit‑sharing and matching 401(k) contributions. Contributions of $2,270,000, $2,390,000, and $2,433,000 were made in fiscal years 2021, 2020 and 2019, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – CASH FLOW INFORMATION

         The following is supplemental cash flow information:

Fiscal Year Ended
	September 25,	September 26,	September 28,
	2021	2020	2019
	(in thousands)
Cash paid for:
Interest	$23	$29	$36
Income taxes	4,275	11,556	23,002

Non cash items:
Obtaining a right-of-use asset in exchange for a lease liability	$6,513	$685	$336

NOTE N – SEGMENT REPORTING

We principally sell our products to the food service and retail supermarket industries. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements. We maintain separate and discrete financial information for the three operating segments mentioned above which is available to our Chief Operating Decision Maker. We have applied no aggregation criteria to any of these operating segments in order to determine reportable segments. Our three reportable segments are Food Service, Retail Supermarkets and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income. These segments are described below.

Food Service

The primary products sold by the food service segment are soft pretzels, frozen novelties, churros, handheld products and baked goods. Our customers in the food service segment include snack bars and food stands in chain, department, and discount stores; malls and shopping centers; casual dining restaurants; fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges, and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes and handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico, and Canada. We also provide repair and maintenance service to customers for customers’ owned equipment.

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and Frozen Beverages reviews monthly detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Maker and management when determining each segment’s and the company’s financial condition and operating performance. In addition, the Chief Operating Decision Maker reviews and evaluates depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Information regarding the operations in these three reportable segments is as follows:

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 25,	September 26,	September 28,
	2021	2020	2019
	(52 weeks)	(52 weeks)	(52 weeks)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$174,977	$150,786	$209,227
Frozen novelties	44,605	35,176	43,672
Churros	64,916	46,881	65,976
Handhelds	75,627	36,088	31,685
Bakery	342,609	332,514	359,020
Other	22,249	17,448	26,707
Total Food Service	$724,983	$618,893	$736,287

Retail Supermarket
Soft pretzels	$54,990	$49,157	$36,264
Frozen novelties	100,059	88,743	73,751
Biscuits	24,197	28,317	25,316
Handhelds	7,574	12,303	10,902
Coupon redemption	(3,689)	(3,569)	(3,596)
Other	1,766	2,214	1,955
Total Retail Supermarket	$184,897	$177,165	$144,592

Frozen Beverages
Beverages	$124,498	$107,004	$171,820
Repair and maintenance service	81,305	83,420	85,834
Machines revenue	26,953	33,986	45,811
Other	1,943	1,570	2,143
Total Frozen Beverages	$234,699	$225,980	$305,608

Consolidated Sales	$1,144,579	$1,022,038	$1,186,487

Depreciation and Amortization:
Food Service	$26,738	$28,111	$26,978
Retail Supermarket	1,671	1,577	1,418
Frozen Beverages	20,982	23,360	20,214
Total Depreciation and Amortization	$49,391	$53,048	$48,610

Operating Income:
Food Service	$39,172	$6,458	$76,546
Retail Supermarket	25,914	23,202	10,460
Frozen Beverages	6,132	(12,466)	29,950
Total Operating Income	$71,218	$17,194	$116,956

Capital Expenditures:
Food Service	$38,558	$34,798	$29,197
Retail Supermarket	288	1,763	1,979
Frozen Beverages	14,732	21,256	25,952
Total Capital Expenditures	$53,578	$57,817	$57,128

Assets:
Food Service	$799,149	$738,033	$766,081
Retail Supermarket	31,486	31,704	29,369
Frozen Beverages	291,584	286,816	223,889
Total Assets	$1,122,219	$1,056,553	$1,019,339

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes to the components of accumulated other comprehensive loss are as follows:

Fiscal Year Ended September 25, 2021
(in thousands)

Foreign Currency
Translation
Adjustments

Beginning Balance	$(15,587)

Other comprehensive income	2,204

Ending Balance	$(13,383)

Fiscal Year Ended September 26, 2020
(in thousands)

Foreign Currency
Translation
Adjustments

Beginning Balance	$(12,988)

Other comprehensive loss	(2,599)

Ending Balance	$(15,587)

NOTE P – LEASES

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate from some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 13 years.

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

We used a discount rate to calculate the present value of the lease liability at the date of adoption. In the development of the discount rate, we considered our internal borrowing rate, treasury security rates, collateral, and credit risk specific to us, and our lease portfolio characteristics.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of  September 25, 2021, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively. As of September 26, 2020, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.1%, respectively

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Twelve Months Ended	Twelve Months Ended
	September 25, 2021	September 26, 2020
Operating lease cost in Cost of goods sold and Operating Expenses	$15,471	$17,250
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$346	$337
Interest on lease liabilities in Interest expense & other	25	29
Total finance lease cost	$371	$366
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$15,842	$17,616

Supplemental balance sheet information related to leases is as follows:

	September 25, 2021	September 26, 2020
Operating Leases
Operating lease right-of-use assets	$54,555	$58,110

Current operating lease liabilities	$13,395	$13,173
Noncurrent operating lease liabilities	46,557	47,688
Total operating lease liabilities	$59,952	$60,861

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$561	$684

Current finance lease liabilities	$182	$349
Noncurrent finance lease liabilities	392	368
Total finance lease liabilities	$574	$717

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases is as follows:

	Twelve Months Ended	Twelve Months Ended
	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,651	$17,324
Operating cash flows from finance leases	$144	$340
Financing cash flows from finance leases	$25	$29

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$6,513	$685
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of September 25, 2021, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2022	$14,994	$207
2023	12,821	137
2024	10,071	137
2025	6,769	65
2026	4,411	39
Thereafter	17,258	32
Total minimum payments	$66,324	$617
Less amount representing interest	(6,372)	(43)
Present value of lease obligations	$59,952	$574

As of  September 25, 2021, the weighted-average remaining term of our operating and finance leases was 6.3 years and 4.2 years, respectively. As of September 26, 2021, the weighted average remaining term of our operating and finance leases was 7.1 years and 3.5 years, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2021	Allowance for doubtful accounts	$1,388,000	$338,000	$321,000	(1)	$1,405,000

2020	Allowance for doubtful accounts	$572,000	$1,105,000	$289,000	(1)	$1,388,000

2019	Allowance for doubtful accounts	$400,000	$389,000	$217,000	(1)	$572,000

(1) Write-offs of uncollectible accounts receivable.

S- 1

CORPORATE INFORMATION

OFFICERS

Dan Fachner
President and
Chief Executive Officer

Ken Plunk
Senior Vice President and
Chief Financial Officer

Lynwood Mallard
Senior Vice President and
Chief Marketing Officer

Steve Every
Chief Operating Officer
The ICEE Company

Marjorie S. Roshkoff, Esquire
Vice President, General Counsel
and Corporate Secretary

DIRECTORS

Gerald B. Shreiber
Chairman of the Board

Marjorie S. Roshkoff, Esquire
Vice President, General Counsel
and Corporate Secretary

Sidney R. Brown (1)(2)(3)
Chief Executive Officer
NFI Industries

Peter G. Stanley (1)(2)(3)
Chairman of the Board
Emerging Growth Equities, Ltd.

Vincent A. Melchiorre (1)(3)
Senior Vice President
Bimbo Bakeries, USA

STOCK LISTING

The common stock of
J&J Snack Foods Corp. is traded
on the NASDAQ Global Select
Market with the symbol JJSF.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer
& Trust Company
New York, NY

(1) Audit Committee Member
(2) Compensation Committee Member
(3) Nominating Committee Member

SENIOR LEADERSHIP

Robert Cranmer
Vice President, Operations
J&J Snack Foods Corp.

Jay Montgomery
Vice President, Operations
J&J Snack Foods Corp.

Bjoern Leyser
Senior Vice President, Sales
J&J Snack Foods Corp.

Matt Inderlied
Senior Vice President, Sales
J&J Snack Foods Corp.

James Hamill
Vice President & Controller
J&J Snack Foods Corp.

Mary Lou Kehoe
Vice President, Human Resources
J&J Snack Foods Corp.

Deborah Kane
Vice President, Food Safety,
Quality, EHS and Regulatory
J&J Snack Foods Corp.

Scott Carter
Senior Vice President, Operations
The ICEE Company

John Griffith
Chief Information Officer

Dan Crossan
Vice President, Retail Sales
J&J Snack Foods Corp.

Bo Powell
Vice President, Foodservice Sales
J&J Snack Foods Corp.

John Stefanik
Vice President, Bakery Sales
J&J Snack Foods Corp.

Natalie Peterson
Vice President, Marketing
The ICEE Company

Norma Abbattista
Sr. Director, Marketing
J&J Snack Foods Corp.

Joanne Mizner
Sr. Director, Marketing
J&J Snack Foods Corp.

QUARTERLY COMMON STOCK DATA

	MARKET PRICE	
FISCAL 2021	HIGH	LOW
1st Quarter	$166.27	$128.10
2nd Quarter	169.58	147.61
3rd Quarter	181.71	154.29
4th Quarter	180.00	150.50
FISCAL 2020	HIGH	LOW
1st Quarter	$195.72	$178.87
2nd Quarter	189.16	105.67
3rd Quarter	143.69	117.90
4th Quarter	142.64	115.00

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

ANNUAL MEETING

YOU ARE INVITED TO ATTEND THE
VIRTUAL ANNUAL MEETING OF STOCKHOLDERS
OF J&J SNACK FOODS CORP.

THE MEETING WILL BE HELD ON:

WEDNESDAY, FEBRUARY 16, 2022
10 AM EASTERN TIME

The annual meeting will be a completely "virtual meeting" of stockholders. You will be able to attend the annual meeting as well as vote and submit your questions during the live webcast of the meeting by visiting www.virtualshareholdermeeting.com/JJSF2022 and entering the 16-digit control number included in our notice of Internet availability of the proxy materials, on your proxy card or in the instructions that accompanied your proxy materials.

Record date: December 13, 2021

DOGSTERS
Funnel Cake
ICEE
SUPERPRETZEL
SOFT PRETZELS
LUIGI'S
REAL ITALIAN ICE
WholeFruit

J&J SNACK FOODS CORP.

WWW.JJSNACK.COM