Form 10-Q
period 2021-12-25
J&J SNACK FOODS CORP
filed 2022-02-02
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 25, 2021

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

As of January 28, 2022 there were 19,109,667 shares of the Registrant’s Common Stock outstanding.

		Page
		Number
Part I. Financial Information

Item l.	Consolidated Financial Statements

Consolidated Balance Sheets – December 25, 2021 (unaudited) and September 25, 2021		3

Consolidated Statements of Earnings (unaudited) – Three Months ended December 25, 2021 and December 26, 2020		4

Consolidated Statements of Comprehensive Income (unaudited) – Three Months Ended December 25, 2021 and December 26, 2020		5

Consolidated Statements of Changes In Stockholders’ Equity (unaudited) – Three Months Ended December 25, 2021 and December 26, 2020		6

Consolidated Statements of Cash Flows (unaudited) – Three Months Ended December 25, 2021 and December 26, 2020		7

Notes to the Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 6.	Exhibits	27

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 25,
	2021	September 25,
	(unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$268,460	$283,192
Marketable securities held to maturity	5,506	7,980
Accounts receivable, net	162,585	162,939
Inventories	132,724	123,160
Prepaid expenses and other	6,771	7,498
Total current assets	576,046	584,769

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	340,980	343,716
Marketing equipment	260,273	258,624
Transportation equipment	10,514	10,315
Office equipment	34,819	34,648
Improvements	47,595	45,578
Construction in progress	43,253	35,285
Total Property, plant and equipment, at cost	766,510	757,242
Less accumulated depreciation and amortization	495,516	490,055
Property, plant and equipment, net	270,994	267,187

Other assets
Goodwill	121,833	121,833
Other intangible assets, net	77,191	77,776
Marketable securities held to maturity	2,038	4,047
Marketable securities available for sale	7,327	10,084
Operating lease right-of-use assets	54,195	54,555
Other	2,282	1,968
Total other assets	264,866	270,263
Total Assets	$1,111,906	$1,122,219

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$146	$182
Accounts payable	91,010	96,789
Accrued insurance liability	15,352	16,260
Accrued liabilities	13,307	10,955
Current operating lease liabilities	13,512	13,395
Accrued compensation expense	12,688	17,968
Dividends payable	12,083	12,080
Total current liabilities	158,098	167,629

Noncurrent finance lease liabilities	354	392
Noncurrent operating lease liabilities	45,970	46,557
Deferred income taxes	61,061	61,578
Other long-term liabilities	425	409

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,089,000 and 19,084,000 respectively	75,386	73,597
Accumulated other comprehensive loss	(13,827)	(13,383)
Retained Earnings	784,439	785,440
Total stockholders' equity	845,998	845,654
Total Liabilities and Stockholders' Equity	$1,111,906	$1,122,219

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands)

	Three months ended
	December 25,	December 26,
	2021	2020

Net Sales	$318,490	$240,997

Cost of goods sold	239,115	190,872
Gross Profit	79,375	50,125

Operating expenses
Marketing	20,907	17,301
Distribution	33,315	22,889
Administrative	10,369	9,440
Other general expense	(61)	(83)
Total Operating Expenses	64,530	49,547

Operating Income	14,845	578

Other income (expense)
Investment income	271	1,370
Interest expense & other	(18)	(15)

Earnings before income taxes	15,098	1,933

Income tax expense	4,007	155

NET EARNINGS	$11,091	$1,778

Earnings per diluted share	$0.58	$0.09

Weighted average number of diluted shares	19,153	19,031

Earnings per basic share	$0.58	$0.09

Weighted average number of basic shares	19,085	18,935

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended
	December 25,	December 26,
	2021	2020

Net Earnings	$11,091	$1,778

Foreign currency translation adjustments	(444)	2,279
Total Other Comprehensive (Loss) Income	(444)	2,279

Comprehensive Income	$10,647	$4,057

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 25, 2021	19,084	73,597	(13,383)	785,440	845,654
Issuance of common stock upon exercise of stock options	5	706	-	-	706
Foreign currency translation adjustment	-	-	(444)	-	(444)
Dividends declared	-	-	-	(12,092)	(12,092)
Share-based compensation	-	1,083	-	-	1,083
Net earnings	-	-	-	11,091	11,091

Balance at December 25, 2021	19,089	$75,386	$(13,827)	$784,439	$845,998

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 26, 2020	18,915	49,268	(15,587)	775,817	809,498
Issuance of common stock upon exercise of stock options	41	4,390	-	-	4,390
Foreign currency translation adjustment	-	-	2,279	-	2,279
Dividends declared	-	-	-	(10,900)	(10,900)
Share-based compensation	-	1,244	-		1,244
Net earnings	-	-	-	1,778	1,778

Balance at December 26, 2020	18,956	$54,902	$(13,308)	$766,695	$808,289

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended
	December 25,	December 26,
	2021	2020
Operating activities:
Net earnings	$11,091	$1,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	11,923	12,269
Amortization of intangibles and deferred costs	588	679
Gains from disposals of property & equipment	(27)	-
Share-based compensation	1,083	1,244
Deferred income taxes	(529)	(8)
Loss (gain) on marketable securities	44	(681)
Other	(4)	(80)
Changes in assets and liabilities net of effects from purchase of companies
Decrease in accounts receivable	231	13,701
Increase in inventories	(9,958)	(5,641)
Decrease (increase) in prepaid expenses	719	(889)
Decrease in accounts payable and accrued liabilities	(9,707)	(1,068)
Net cash provided by operating activities	5,454	21,304
Investing activities:
Purchases of property, plant and equipment	(16,100)	(9,676)
Proceeds from redemption and sales of marketable securities	7,200	26,148
Proceeds from disposal of property and equipment	231	880
Other	-	15
Net cash provided by (used in) investing activities	(8,669)	17,367
Financing activities:
Proceeds from issuance of stock	706	4,390
Payments on finance lease obligations	(74)	(86)
Payment of cash dividend	(12,080)	(10,876)
Net cash used in financing activities	(11,448)	(6,572)
Effect of exchange rate on cash and cash equivalents	(69)	427
Net increase (decrease) in cash and cash equivalents	(14,732)	32,526
Cash and cash equivalents at beginning of period	283,192	195,809
Cash and cash equivalents at end of period	$268,460	$228,335

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 25, 2021.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and the results of operations and cash flows.

The results of operations for the three months ended December 25, 2021 and December 26, 2020 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen juice bars are generally higher in the third and fourth quarters due to warmer weather. Also, approximately 2/3 of our sales are to venues and locations that previously shut down or sharply curtailed their foodservice operations as a result of COVID-19. While the majority of these venues have reopened, the extent of the future impact of COVID-19 on our operations depends on future developments of the virus and its effects which are uncertain at this time.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

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

The singular performance obligation of our customer repair and maintenance equipment service contracts is the performance of the repair and maintenance with revenue being recognized over the time the service is expected to be performed. Our customers are billed for service contracts in advance of performance and therefore we have contract liability recorded within Accrued liabilities on our balance sheet.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $13.9 million at December 25, 2021 and $14.6 million at September 25, 2021.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three Months Ended
	December 25,	December 26,
	2021	2020
	(in thousands)

Beginning Balance	$1,097	$1,327
Additions to contract liability	1,199	1,744
Amounts recognized as revenue	(1,266)	(1,355)
Ending Balance	$1,030	$1,716

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. On September 27, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. Adoption of this new guidance did not have a material impact on the consolidated financial statements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $1,377,000 and $1,405,000 on December 25, 2021 and September 25, 2021, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $11,923,000 and $12,269,000 for the three months ended December 25, 2021 and December 26, 2020, respectively.

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

	Three Months Ended December 25, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$11,091	19,085	$0.58

Effect of Dilutive Securities
Options	-	68	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$11,091	19,153	$0.58

318,172 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 25, 2021.

	Three Months Ended December 26, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$1,778	18,935	$0.09

Effect of Dilutive Securities
Options	-	96	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$1,778	19,031	$0.09

187,722 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 26, 2020.

Note 5	At December 25, 2021, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended
	December 25,	December 26,
	2021	2020
	(in thousands)

Stock Options	$814	$546
Stock purchase plan	60	278
Stock issued to an outside director	11	-
Restricted stock units issued to employees	72	-
Performance stock units issued to employees	39	-
Total share-based compensation	$996	$824

The above compensation is net of tax benefits	$87	$420

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

The Company did not grant any stock options during the fiscal years 2022 and 2021 three-month periods, respectively.

During the fiscal year 2022 three-month period, the Company issued 8,873 service share unit’s (“RSU”)’s.  Each RSU entitles the awardee to one share of common stock upon vesting.  The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.  No such RSU’s were issued in the fiscal year 2021 three-month period.

During the fiscal year 2022 three-month period, the Company also issued 8,868 performance share units (“PSU”)’s.  Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal.  The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.  Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.  No such PSU’s were issued in the fiscal year 2021 three-month period.

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

The total amount of gross unrecognized tax benefits is $343,000 on both December 25, 2021 and September 25, 2021, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 25, 2021 and September 25, 2021, the Company has $267,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate for the three months ended December 25, 2021 was 27%. Our effective tax rate was 8% in last year’s quarter primarily due to a $420,000 tax benefit related to share based compensation.

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

Note 8	Inventories consist of the following:

	December 25,	September 25,
	2021	2021
	(unaudited)
	(in thousands)

Finished goods	$53,734	$49,756
Raw materials	33,153	29,529
Packaging materials	13,172	11,168
Equipment parts and other	32,665	32,707
Total Inventories	$132,724	$123,160

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

Food Service

The primary products sold by the food service segment are soft pretzels, frozen novelties, churros, handheld products and baked goods. Our customers in the food service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; casual dining restaurants, fast food outlets; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale.

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

	Three months ended
	December 25,	December 26,
	2021	2020
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$50,421	$32,687
Frozen novelties	8,457	6,295
Churros	19,489	11,542
Handhelds	18,495	17,611
Bakery	107,831	88,964
Other	7,039	3,326
Total Food Service	$211,732	$160,425

Retail Supermarket
Soft pretzels	$16,194	$13,888
Frozen novelties	17,802	15,316
Biscuits	8,271	7,660
Handhelds	1,276	2,780
Coupon redemption	(896)	(1,075)
Other	48	525
Total Retail Supermarket	$42,695	$39,094

Frozen Beverages
Beverages	$33,763	$15,855
Repair and maintenance service	22,011	18,896
Machines revenue	7,847	6,489
Other	442	238
Total Frozen Beverages	$64,063	$41,478

Consolidated Sales	$318,490	$240,997

Depreciation and Amortization:
Food Service	$6,669	$6,786
Retail Supermarket	366	386
Frozen Beverages	5,476	5,776
Total Depreciation and Amortization	$12,511	$12,948

Operating Income :
Food Service	$9,001	$6,180
Retail Supermarket	4,984	4,723
Frozen Beverages	860	(10,325)
Total Operating Income	$14,845	$578

Capital Expenditures:
Food Service	$10,233	$8,286
Retail Supermarket	2,529	21
Frozen Beverages	3,338	1,369
Total Capital Expenditures	$16,100	$9,676

Assets:
Food Service	$794,819	$744,277
Retail Supermarket	29,802	31,668
Frozen Beverages	287,285	275,898
Total Assets	$1,111,906	$1,051,843

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of December 25, 2021 and September 25, 2021 are as follows:

	December 25, 2021		September 25, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$9,596	$-	$10,408	$812

Amortized intangible assets
Non compete agreements	670	670	670	670
Customer relationships	13,000	6,513	13,000	6,188
License and rights	1,690	1,418	1,690	1,396
TOTAL FOOD SERVICE	$24,956	$8,601	$25,768	$9,066

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,316	$-	$12,777	$461

Amortized Intangible Assets
Trade names	649	649	649	649
Customer relationships	7,907	6,115	7,907	5,931
TOTAL RETAIL SUPERMARKETS	$20,872	$6,764	$21,333	$7,041

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	437	1,439	400
Licenses and rights	1,400	1,089	1,400	1,072
TOTAL FROZEN BEVERAGES	$48,254	$1,526	$48,254	$1,472

CONSOLIDATED	$94,082	$16,891	$95,355	$17,579

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 25, 2021 and December 26, 2020 was $588,000 and $679,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,300,000 in 2022, $2,300,000 in 2023, $2,000,000 in 2024, $1,400,000 in 2025 and $1,400,000 in 2026. The weighted amortization period of the intangible assets is 11.2 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food Service	Retail Supermarket	Frozen Beverages	Total
	(in thousands)
Balance at December 25, 2021	$61,189	$4,146	$56,498	$121,833

Balance at September 25, 2021	$61,189	$4,146	$56,498	$121,833

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 25, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$7,544	$49	$21	$7,572
Total marketable securities held to maturity	$7,544	$49	$21	$7,572

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 25, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$547	$3,041
Preferred Stock	4,139	155	8	4,286
Total marketable securities available for sale	$7,727	$155	$555	$7,327

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2022 through 2023, with $8 million maturing within 2 years. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 25, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$12,027	$123	$18	$12,132
Total marketable securities held to maturity	$12,027	$123	$18	$12,132

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 25, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$536	$3,052
Preferred Stock	6,892	175	35	7,032
Total marketable securities available for sale	$10,480	$175	$571	$10,084

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 25, 2021 and September 25, 2021 are summarized as follows:

	December 25, 2021		September 25, 2021

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$5,506	$5,520	$7,980	$8,080
Due after one year through five years	2,038	2,052	4,047	4,052
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$7,544	$7,572	$12,027	$12,132
Less current portion	5,506	5,520	7,980	8,080
Long term held to maturity securities	$2,038	$2,052	$4,047	$4,052

Proceeds from the redemption and sale of marketable securities were $7,200,000 in the three months ended December 25, 2021, and $26,148,000 in the three months ended December 26, 2020, respectively. Losses of $44,000 and $78,000 were recorded in the three months ended December 25, 2021 and December 26, 2020, respectively, which included an unrealized loss on marketable securities of $5,000 and an unrealized gain on marketable securities of $603,000 in the three months ended December 25, 2021 and December 26, 2020, respectively. We use the specific identification method to determine the cost of securities sold.

Total marketable securities held to maturity as of December 25, 2021 with credit ratings of BBB/BB/B had an amortized cost basis totaling $7,544,000. This rating information was obtained December 31, 2021.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

Three Months ended December 25, 2021
(unaudited)
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(13,383)

Other comprehensive income	(444)
Ending Balance	$(13,827)

Three Months ended December 26, 2020
(unaudited)
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(15,587)

Other comprehensive income	2,279
Ending Balance	$(13,308)

Note 13 – Leases

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

As of  December 25, 2021, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	December 25, 2021	December 26, 2020
	(in thousands)	(in thousands)

Operating lease cost in Cost of goods sold and Operating Expenses	$1,458	$1,356
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	72	412
Interest on lease liabilities in Interest expense & other	5	14
Total finance lease cost	77	426
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$1,535	$1,782

Supplemental balance sheet information related to leases is as follows:

	December 25, 2021	September 25, 2021
	(in thousands)	(in thousands)
Operating Leases
Operating lease right-of-use assets	$54,195	$54,555

Current operating lease liabilities	$13,512	$13,395
Noncurrent operating lease liabilities	45,970	46,557
Total operating lease liabilities	$59,482	$59,952

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$171	$561

Current finance lease liabilities	$146	$182
Noncurrent finance lease liabilities	354	392
Total finance lease liabilities	$500	$574

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Three Months Ended
	December 25, 2021	December 26, 2020
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,534	$1,427
Operating cash flows from finance leases	$5	$86
Financing cash flows from finance leases	$74	$14

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$1,143	$776
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of  December 25, 2021, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Nine months ending September 24, 2022	$11,600	$134
2023	13,520	136
2024	10,716	136
2025	7,478	65
2026	5,108	39
Thereafter	18,079	29
Total minimum payments	$66,501	$540
Less amount representing interest	(7,018)	(40)
Present value of lease obligations	$59,482	$500

As of December 25, 2021 the weighted-average remaining term of our operating and finance leases was 6.4 years and 4.0 years, respectively.

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

The Company’s Board of Directors declared a regular quarterly cash dividend of $.633 per share of its common stock payable on January 11, 2022, to shareholders of record as of the close of business on December 20, 2021.

We did not purchase any shares of our common stock in fiscal year 2021. On August 4, 2017, the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization.

Fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $444,000 in accumulated other comprehensive loss in the 2022 first quarter and a decrease of $2,279,000 in accumulated other comprehensive loss in the 2021 first quarter.

In December 2021, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2026. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at December 25, 2021 or at December 26, 2020.

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments and Estimates, in our Annual Report on Form 10-K for the year ended September 25, 2021, as filed with the SEC on November 23, 2021.

RESULTS OF OPERATIONS

Net sales increased $77,493,000 or 32% to $318,490,000 for the three months ended December 25, 2021. Operating income increased $14,267,000 or 2,468% for the quarter to $14,845,000.

FOOD SERVICE

Sales to food service customers increased $51,307,000 or 32% in the first quarter to $211,732,000. Sales were up across all product lines as many of the venues and locations where our products are sold that were previously shut down or operating at reduced capacity in the first quarter of 2021 have partially or fully re-opened since then. Customer venues across theaters, sports, amusement, convenience, schools and restaurants and strategic accounts are experiencing a surge of post pandemic demand which helped drive strong sales in our core products. Soft pretzel sales to food service increased 54% to $50,421,000. Frozen novelties sales increased 34% to $8,457,000. Churro sales were up 69% in the quarter to $19,489,000, led by customer expansion and growing menu penetration. Sales of funnel cake increased $3,713,000 or 112% in the quarter. Sales of bakery products increased $18,867,000 or 21% in the first quarter to $107,831,000. Sales of handhelds increased $884,000 or 5% in the quarter led by the continued success of a new product developed for one of our larger wholesale club customers.

Sales of new products in the first twelve months since their introduction were approximately $2,000,000 in this quarter, driven primarily by new bakery items. Price increases had a marginal impact on results in the quarter as traffic and volume drove the large majority of the sales increase compared to last year.

Operating income in our Food Service segment increased $2,821,000 in the quarter to $9,001,000 primarily due to the increase in sales and improved product mix, as well as the benefits of expense leverage.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $3,601,000 or 9% to $42,695,000 in the first quarter. Our SUPERPRETZEL brand performed well in the quarter driving an increase in soft pretzel sales of 17% to $16,194,000. Sales of frozen novelties were up 16% to $17,802,000 in the first quarter and sales of biscuits were up 8% to 8,271,000. Handheld sales to retail supermarket customers decreased 54% in the quarter, driven by proactive discontinuations of margin dilutive products. Sales of new products in retail supermarkets were minimal in the quarter. Price increases and increased consumer traffic and volume in retail outlets contributed to the sales growth in the quarter compared to prior year.

Operating income in our Retail Supermarkets segment increased $261,000 or 6% to $4,984,000 in this year’s first quarter driven by sales increases and the benefits of expense leverage compared with prior year.

FROZEN BEVERAGES

Frozen beverage and related product sales increased $22,585,000 or 54% to $64,063,000 in the first quarter. Beverage related sales increased 113% to $33,763,000. Gallon sales were up 109% for the three months as we continue to see traffic improve and growing momentum across theater, amusement, convenience and restaurant channels. In the amusement channel, we continue to see strong growth in indoor focused venues where the Company is well positioned for growth. Service revenue increased 16% to $22,011,000 in the first quarter led by an acceleration in preventative maintenance calls. Machine revenue (primarily sales of frozen beverage machines) was $7,847,000, an increase of 21% driven mainly by growth from large quick service restaurants and convenience customers.

Our Frozen Beverage segment had operating income for the quarter of $860,000 compared to an operating loss of $10,325,000 last year primarily as a result of higher beverage sales volume which drove leverage across the business.

CONSOLIDATED

Gross profit as a percentage of sales was 24.9% in the three-month period this year and 20.8% last year.  The increase is largely attributable to the benefit of increased sales, favorable product mix and corresponding margin efficiencies.

Total operating expenses increased $14,983,000 in the first quarter but as a percentage of sales decreased to 20.3% from 20.6% last year. Marketing expenses decreased to 6.6% of sales in this year’s quarter from 7.2% last year. Distribution expenses were 10.5% of sales in this year’s quarter compared to 9.5% of sales last year. Administrative expenses were 3.3% of sales this quarter compared to 3.9% last year.

Operating income increased $14,267,000 or 2,468% to $14,845,000 in the first quarter as a result of the aforementioned items.

Our investments generated before tax income of $271,000 this quarter, down from $1,370,000 last year due to decreases in the amount of investments and lower interest rates.

Net earnings increased $9,313,000, or 524%, in the current three-month period to $11,091,000. Our effective tax rate was 27% in this year’s quarter.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2021 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 25, 2021, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 25, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.
4.7		Second Amended and Restated Credit Agreement

31.1	&	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2

32.1	&	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

101.1		The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 25, 2021, formatted in inline XBRL (extensible Business Reporting Language):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Earnings,
(iii)Consolidated Statements of Comprehensive Income,

104		Cover Page Interactive Data File (formatted as Inline XBRL and containing in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: February 2, 2022	/s/ Dan Fachner
Dan Fachner
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 2, 2022	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)