Form 10-Q
period 2022-03-26
J&J SNACK FOODS CORP
filed 2022-05-05
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 26, 2022

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

At April 29, 2022 there were 19,174,920 shares of the Registrant’s Common Stock outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 26,
	2022	September 25,
	(unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$221,017	$283,192
Marketable securities held to maturity	4,530	7,980
Accounts receivable, net	187,933	162,939
Inventories	158,991	123,160
Prepaid expenses and other	11,805	7,498
Total current assets	584,276	584,769

Property, plant and equipment, at cost
Land	2,494	2,494
Buildings	26,582	26,582
Plant machinery and equipment	340,534	343,716
Marketing equipment	263,494	258,624
Transportation equipment	10,912	10,315
Office equipment	44,641	34,648
Improvements	48,073	45,578
Construction in progress	45,418	35,285
Total Property, plant and equipment, at cost	782,148	757,242
Less accumulated depreciation and amortization	504,249	490,055
Property, plant and equipment, net	277,899	267,187

Other assets
Goodwill	121,833	121,833
Other intangible assets, net	76,599	77,776
Marketable securities held to maturity	-	4,047
Marketable securities available for sale	5,951	10,084
Operating lease right-of-use assets	53,892	54,555
Other	2,878	1,968
Total other assets	261,153	270,263
Total Assets	$1,123,328	$1,122,219

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$127	$182
Accounts payable	101,238	96,789
Accrued insurance liability	15,525	16,260
Accrued liabilities	6,456	10,955
Current operating lease liabilities	13,747	13,395
Accrued compensation expense	16,487	17,968
Dividends payable	12,136	12,080
Total current liabilities	165,716	167,629

Noncurrent finance lease liabilities	336	392
Noncurrent operating lease liabilities	45,501	46,557
Deferred income taxes	61,339	61,578
Other long-term liabilities	455	409

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,173,000 and 19,084,000 respectively	87,688	73,597
Accumulated other comprehensive loss	(13,281)	(13,383)
Retained Earnings	775,574	785,440
Total stockholders' equity	849,981	845,654
Total Liabilities and Stockholders' Equity	$1,123,328	$1,122,219

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021

Net sales	$281,513	$256,178	$600,003	$497,175

Cost of goods sold	216,165	195,282	455,280	386,154
Gross profit	65,348	60,896	144,723	111,021

Operating expenses
Marketing	21,036	19,192	41,943	36,493
Distribution	28,349	25,443	61,664	48,332
Administrative	11,719	9,216	22,088	18,656
Other general expense	156	(185)	95	(268)
Total operating expenses	61,260	53,666	125,790	103,213

Operating income	4,088	7,230	18,933	7,808

Other income (expense)
Investment income	160	579	431	1,949
Interest expense & other	(57)	4	(75)	(11)

Earnings before income taxes	4,191	7,813	19,289	9,746

Income taxes	920	1,752	4,927	1,907

NET EARNINGS	$3,271	$6,061	$14,362	$7,839

Earnings per diluted share	$0.17	$0.32	$0.75	$0.41

Weighted average number of diluted shares	19,206	19,130	19,180	19,081

Earnings per basic share	$0.17	$0.32	$0.75	$0.41

Weighted average number of basic shares	19,134	19,006	19,110	18,971

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six months ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021

Net earnings	$3,271	$6,061	$14,362	$7,839

Foreign currency translation adjustments	546	(531)	102	1,748
Total other comprehensive income (loss), net of tax	546	(531)	102	1,748

Comprehensive income	$3,817	$5,530	$14,464	$9,587

The accompanying notes are an integral part of these statements.

J & J Snack Foods Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654
Issuance of common stock upon exercise of stock options	5	706	-	-	706
Foreign currency translation adjustment	-	-	(444)	-	(444)
Dividends declared	-	-	-	(12,092)	(12,092)
Share-based compensation	-	1,083	-	-	1,083
Net earnings	-	-	-	11,091	11,091

Balance at December 25, 2021	19,089	$75,386	$(13,827)	$784,439	$845,998
Issuance of common stock upon exercise of stock options	76	10,012	-	-	10,012
Issuance of common stock for employee stock purchase plan	8	1,023	-	-	1,023
Foreign currency translation adjustment	-	-	546	-	546
Dividends declared	-	-	-	(12,136)	(12,136)
Share-based compensation	-	1,267	-	-	1,267
Net earnings	-	-	-	3,271	3,271

Balance at March 26, 2022	19,173	$87,688	$(13,281)	$775,574	$849,981

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498
Issuance of common stock upon exercise of stock options	41	4,390	-	-	4,390
Foreign currency translation adjustment	-	-	2,279	-	2,279
Dividends declared	-	-	-	(10,900)	(10,900)
Share-based compensation	-	1,244	-	-	1,244
Net earnings	-	-	-	1,778	1,778

Balance at December 26, 2020	18,956	$54,902	$(13,308)	$766,695	$808,289
Issuance of common stock upon exercise of stock options	72	8,384	-	-	8,384
Issuance of common stock for employee stock purchase plan	6	714	-	-	714
Foreign currency translation adjustment	-	-	(531)	-	(531)
Dividends declared	-	-	-	(10,943)	(10,943)
Share-based compensation	-	1,026	-	-	1,026
Net earnings	-	-	-	6,061	6,061

Balance at March 27, 2021	19,034	$65,026	$(13,839)	$761,813	$813,000

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	March 26,	March 27,
	2022	2021
Operating activities:
Net earnings	$14,362	$7,839
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of fixed assets	23,868	24,253
Amortization of intangibles and deferred costs	1,183	1,457
Loss from disposals of property & equipment	100	-
Share-based compensation	2,350	2,270
Deferred income taxes	(251)	(4)
Loss (Gain) on marketable securities	69	(768)
Other	(184)	(163)
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(25,031)	(10,884)
Increase in inventories	(36,538)	(6,432)
Increase in prepaid expenses	(4,308)	(118)
(Decrease) increase in accounts payable and accrued liabilities	(2,055)	9,331
Net cash (used in) provided by operating activities	(26,435)	26,781
Investing activities:
Purchases of property, plant and equipment	(35,306)	(18,829)
Proceeds from redemption and sales of marketable securities	11,526	41,337
Proceeds from disposal of property and equipment	589	1,262
Other	-	18
Net cash (used in) provided by investing activities	(23,191)	23,788
Financing activities:
Proceeds from issuance of stock	11,741	13,582
Payments on finance lease obligations	(111)	(173)
Payment of cash dividend	(24,163)	(21,776)
Net cash used in financing activities	(12,533)	(8,367)
Effect of exchange rate on cash and cash equivalents	(16)	375
Net (decrease) increase in cash and cash equivalents	(62,175)	42,577
Cash and cash equivalents at beginning of period	283,192	195,809
Cash and cash equivalents at end of period	$221,017	$238,386

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

The results of operations for the three and six months ended March 26, 2022 and March 27, 2021 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the third and fourth quarters due to warmer weather. Also, approximately 2/3 of our sales are to venues and locations that previously shut down or sharply curtailed their foodservice operations as a result of COVID-19. While the majority of these venues have reopened, the extent of the future impact of COVID-19 on our operations depends on future developments of the virus and its effects which are uncertain at this time.

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

The singular performance obligation of our customer repair and maintenance equipment service contracts is the performance of the repair and maintenance with revenue being recognized over the time the service is expected to be performed. Our customers are billed for service contracts in advance of performance and therefore we have a contract liability recorded within Accrued liabilities on our balance sheet.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $15.2 million at March 26, 2022 and $14.6 million at September 25, 2021.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liabilities on our balance sheet as follows:

	(in thousands)
	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021

Beginning Balance	$1,030	$1,716	$1,097	$1,327
Additions to contract liability	1,374	1,201	2,573	2,945
Amounts recognized as revenue	(1,312)	(1,827)	(2,578)	(3,182)
Ending Balance	$1,092	$1,090	$1,092	$1,090

Disaggregation of Revenue

See Note 9 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. On September 27, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. Adoption of this new guidance did not have a material impact on the consolidated financial statements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $1,564,000 and $1,405,000 on March 26, 2022 and September 25, 2021, respectively.

Note 3

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $11,945,000 and $11,984,000 for the three months ended March 26, 2022 and March 27, 2021, respectively and $23,868,000 and $24,253,000 for the six months ended March 26, 2022 and March 27, 2021, respectively.

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

	Three Months Ended March 26, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$3,271	19,134	$0.17

Effect of dilutive securities
Options	-	72	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$3,271	19,206	$0.17

270,352 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 26, 2022.

	Six Months ended March 26, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$14,362	19,110	$0.75

Effect of dilutive securities
Options	-	70	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$14,362	19,180	$0.75

271,452 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 26, 2022.

	Three Months Ended March 27, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$6,061	19,006	$0.32

Effect of dilutive securities
Options	-	124	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$6,061	19,130	$0.32

163,072 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 27, 2021.

	Six Months Ended March 27, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$7,839	18,971	$0.41

Effect of dilutive securities
Options	-	110	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$7,839	19,081	$0.41

184,672 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 27, 2021.

Note 5	At March 26, 2022, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021

Stock options	$586	$447	$1,400	$993
Stock purchase plan	90	64	150	342
Stock issued to an outside director	11	22	22	22
Restricted stock issued to an employee	152	47	224	47
Performance stock issued to employees	82	-	121	-
Total share-based compensation	$921	$580	$1,917	$1,404

The above compensation is net of tax benefits	$346	$446	$433	$866

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

The Company did not grant any stock options during the fiscal year 2022 six-month period.

During the fiscal year 2021 six-month period, the Company granted 300 stock options. The weighted-average grant date fair value of these options was $29.54.

In November 2021, the Company issued 8,873 service share units (“RSU”)’s. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in the three-months ended March 26, 2022 or in the three or six-months ended March 27, 2021.

In November 2021, the Company also issued 8,868 performance share units (“PSU”)’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. No such PSU’s were issued in the three months ended March 26, 2022 or in the three or six-months ended March 27, 2021.

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

The total amount of gross unrecognized tax benefits is $343,000 on both March 26, 2022 and September 25, 2021, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 26, 2022, and September 25, 2021, the Company has $267,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate for the six months ended March 26, 2022 was 26%. Our effective tax rate for the six months ended March 27, 2021 was 20%, and was favorably impacted by the tax benefits related to share-based compensation. Our effective tax rate was 22% for the three months ended March 26, 2022 and for the three months ended March 27, 2021 as both were favorably impacted by the tax benefits related to share-based compensation.

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

Note 8	Inventories consist of the following:

	March 26,	September 25,
	2022	2021
	(unaudited)
	(in thousands)

Finished goods	$74,457	$49,756
Raw materials	38,023	29,529
Packaging materials	13,130	11,168
Equipment parts and other	33,381	32,707
Total inventories	$158,991	$123,160

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

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and Frozen Beverages reviews monthly detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Maker and management when determining each segment’s, and the Company’s, financial condition and operating performance. In addition, the Chief Operating Decision Maker reviews and evaluates depreciation, capital spending and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Information regarding the operations in these three reportable segments is as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Sales to external customers:
Food Service
Soft pretzels	$43,261	$36,776	$93,682	$69,463
Frozen novelties	7,305	10,590	15,762	16,885
Churros	17,447	14,720	36,936	26,262
Handhelds	20,506	19,992	39,001	37,603
Bakery	83,967	82,910	191,798	171,874
Other	3,854	4,336	10,893	7,662
Total Food Service	$176,340	$169,324	$388,072	$329,749

Retail Supermarket
Soft pretzels	$15,752	$15,789	$31,946	$29,677
Frozen novelties	18,919	19,386	36,721	34,702
Biscuits	5,687	6,495	13,958	14,155
Handhelds	1,069	2,243	2,345	5,023
Coupon redemption	(726)	(608)	(1,622)	(1,683)
Other	56	601	104	1,126
Total Retail Supermarket	$40,757	$43,906	$83,452	$83,000

Frozen Beverages
Beverages	$35,365	$18,529	$69,128	$34,384
Repair and maintenance service	21,000	18,218	43,011	37,114
Machines revenue	7,542	5,663	15,389	12,152
Other	509	538	951	776
Total Frozen Beverages	$64,416	$42,948	$128,479	$84,426

Consolidated sales	$281,513	$256,178	$600,003	$497,175

Depreciation and amortization:
Food Service	$6,670	$7,116	$13,339	$13,902
Retail Supermarket	386	384	752	770
Frozen Beverages	5,484	5,648	10,960	11,424
Total depreciation and amortization	$12,540	$13,148	$25,051	$26,096

Operating income:
Food Service	$536	$6,055	$9,537	$12,235
Retail Supermarket	1,091	6,364	6,075	11,087
Frozen Beverages	2,461	(5,189)	3,321	(15,514)
Total operating income	$4,088	$7,230	$18,933	$7,808

Capital expenditures:
Food Service	$13,851	$7,246	$24,084	$15,532
Retail Supermarket	1,094	80	3,623	101
Frozen Beverages	4,261	1,827	7,599	3,196
Total capital expenditures	$19,206	$9,153	$35,306	$18,829

Assets:
Food Service	$799,710	$760,557	$799,710	$760,557
Retail Supermarket	33,206	33,395	33,206	33,395
Frozen Beverages	290,412	270,963	290,412	270,963
Total assets	$1,123,328	$1,064,915	$1,123,328	$1,064,915

Note 10	Our three reporting units, which are also reportable segments, are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverage segments as of March 26, 2022 and September 25, 2021 are as follows:

	March 26, 2022		September 25, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$9,596	$-	$10,408	$812

Amortized intangible assets
Non compete agreements	670	670	670	670
Customer relationships	13,000	6,838	13,000	6,188
License and rights	1,690	1,438	1,690	1,396
TOTAL FOOD SERVICE	$24,956	$8,946	$25,768	$9,066

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,316	$-	$12,777	$461

Amortized intangible Assets
Trade names	649	649	649	649
Customer relationships	7,907	6,308	7,907	5,931
TOTAL RETAIL SUPERMARKETS	$20,872	$6,957	$21,333	$7,041

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	473	1,439	400
Licenses and rights	1,400	1,107	1,400	1,072
TOTAL FROZEN BEVERAGES	$48,254	$1,580	$48,254	$1,472

CONSOLIDATED	$94,082	$17,483	$95,355	$17,579

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 26, 2022 and March 27, 2021 was $594,000 and $777,000, respectively. Aggregate amortization expense of intangible assets for the six months ended March 26, 2022 and March 27, 2021 was $1,174,000 and $1,457,000, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2,300,000 in 2022, $2,300,000 in 2023, $2,000,000 in 2024, $1,400,000 in 2025, and $1,400,000 in 2026.

The weighted amortization period of the intangible assets, in total, is 11.2 years. The weighted amortization period by intangible asset class is 10.0 years for Customer relationships and 20.0 years for Licenses & rights.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at March 26, 2022	$61,189	$4,146	$56,498	$121,833

Balance at September 25, 2021	$61,189	$4,146	$56,498	$121,833

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at March 26, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate bonds	$4,530	$2	$59	$4,473
Total marketable securities held to maturity	$4,530	$2	$59	$4,473

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 26, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual funds	$3,588	$-	$549	$3,039
Preferred stock	2,816	96	-	2,912
Total marketable securities available for sale	$6,404	$96	$549	$5,951

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income to maturity dates in 2022 through 2023, with $4.5 million maturing within the next 12 months. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 25, 2021 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate bonds	12,027	123	18	12,132
Total marketable securities held to maturity	$12,027	$123	$18	$12,132

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 26, 2022 and September 25, 2021 are summarized as follows:

	March 26, 2022		September 25, 2021

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)

Due in one year or less	$4,530	$4,473	$7,980	$8,080
Due after one year through five years	-	-	4,047	4,052
Total held to maturity securities	$4,530	$4,473	$12,027	$12,132
Less current portion	4,530	4,473	7,980	8,080
Long term held to maturity securities	$-	$-	$4,047	$4,052

Proceeds from the redemption and sale of marketable securities were $4,326,000 and $11,526,000 in the three and six months ended March 26, 2022 and were $15,189,000 and $41,337,000 in the three and six months ended March 27, 2021, respectively. Losses of $25,000 and $69,000 were recorded in the three and six months ended March 26, 2022, and a gain of $41,000 and $119,000 were recorded in the three and six months ended March 27, 2021. Included in the gains and losses were unrealized losses of $58,000 and unrealized gains of $649,000 in the six months ended March 26, 2022 and March 27, 2021, respectively. Unrealized losses of $53,000 and $46,000 were recorded in the three months ended March 26, 2022, and March 27, 2021, respectively. We use the specific identification method to determine the cost of securities sold.

Total marketable securities held to maturity as of March 26, 2022, with credit ratings of BBB/BB/B had an amortized cost basis totaling $4,530,000. This rating information was obtained March 31, 2022.

Note 12	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended	Six Months Ended
	March 26, 2022	March 26, 2022

	Foreign Currency	Foreign Currency
	Translation	Translation
	Adjustments	Adjustments
	(unaudited) (in thousands)	(unaudited) (in thousands)

Beginning balance	$(13,827)	$(13,383)

Other comprehensive income	546	102

Ending balance	$(13,281)	$(13,281)

	Three Months Ended	Six Months Ended
	March 27, 2021	March 27, 2021

	Foreign Currency	Foreign Currency
	Translation	Translation
	Adjustments	Adjustments
	(unaudited) (in thousands)	(unaudited) (in thousands)

Beginning balance	$(13,308)	$(15,587)

Other comprehensive (loss) income	(531)	1,748

Ending balance	$(13,839)	$(13,839)

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

As of  March 26, 2022, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively. As of March 27, 2021, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Operating lease cost in cost of goods sold and operating expenses	$3,922	$3,962	$7,920	$7,901
Finance lease cost:
Amortization of assets in cost of goods sold and operating expenses	50	78	122	154
Interest on lease liabilities in Interest expense & other	2	11	7	25
Total finance lease cost	$52	$89	$129	$179
Short-term lease cost in cost of goods sold and operating expenses	-	-	-	-
Total net lease cost	$3,974	$4,051	$8,049	$8,080

Supplemental balance sheet information related to leases is as follows:

	March 26, 2022	September 25, 2021
	(in thousands)	(in thousands)
Operating Leases
Operating lease right-of-use assets	$53,892	$54,555

Current operating lease liabilities	$13,747	$13,395
Noncurrent operating lease liabilities	45,501	46,557
Total operating lease liabilities	$59,248	$59,952

Finance Leases
Finance lease right-of-use assets in property, plant and equipment, net	$-	$561

Current finance lease liabilities	$127	$182
Noncurrent finance lease liabilities	336	392
Total finance lease liabilities	$463	$574

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 26, 2022	March 27, 2021	March 26, 2022	March 27, 2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,970	$4,001	$8,008	$7,987
Operating cash flows from finance leases	$2	$87	$7	$173
Financing cash flows from finance leases	$37	$11	$111	$25

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$5,922	$578	$7,065	$1,354
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of March 26, 2022, the maturities of lease liabilities were as follows:

	(in thousands)
	Operating Leases	Finance Leases
Six months ending September 24, 2022	$7,924	$68
2023	14,304	136
2024	11,663	136
2025	8,266	65
2026	5,354	39
Thereafter	18,419	33
Total minimum payments	$65,930	$477
Less amount representing interest	(6,682)	(14)
Present value of lease obligations	$59,248	$463

Note 14

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. Our director, Sidney R. Brown, is CEO of NFI Industries, Inc. The Company paid $2,871,000 and $3,980,000 to NFI in the three and six months ended March 26, 2022 and paid $96,000 and $96,000 through the three and six months ended March 27, 2021. The agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of March 26, 2022 our consolidated balance sheet included related party trade payables of approximately $424,000. We had no related party trade payable balance as of September 25, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 “the “Exchange Act”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” “intend” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors of the Act and the Exchange Act. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, assumptions, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

Our current cash and cash equivalents balances, investments and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund future growth and expansion. See Note 11 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $0.633 per share of its common stock payable on April 12, 2022, to shareholders of record as of the close of business on March 22, 2022.

On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization. We did not purchase any shares of our common stock in the six months ended March 26, 2022, nor did we purchase any shares of our common stock in fiscal year 2021.

In the three months ended March 26, 2022 and March 27, 2021, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $546,000 and an increase of $531,000 in accumulated other comprehensive loss, respectively. In the six months ended March 26, 2022 and March 27, 2021, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $102,000 and $1,748,000 in accumulated other comprehensive loss, respectively.

In December 2021, we entered into an amendment and modification to an amended and restated loan agreement with our existing banks which provides for up to a $50,000,000 revolving credit facility repayable in December 2026. The agreement contains restrictive covenants and requires commitment fees in accordance with standard banking practice. There were no outstanding balances under this facility at March 26, 2022 or at September 25, 2021.

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

RESULTS OF OPERATIONS

Net sales increased by 10% to $281,513,000 in the second quarter and by 21% to $600,003,000 for the six months ended March 26, 2022 compared to the three and six months ended March 27, 2021, respectively. Net sales in our fiscal second quarter were negatively impacted by unexpected challenges related to our early February implementation of a new enterprise resource planning (“ERP”) system. We experienced operational and supply chain challenges due to this implementation and estimated that these issues resulted in a negative, one-time impact, on fiscal second quarter sales of approximately $20 million, all within our Food Service and Retail segments.

FOOD SERVICE

Sales to food service customers increased by 4% in the second quarter to $176,340,000 and by 18% to $388,072,000 for the six months, compared to respective prior year periods. Sales were up across most product lines as many of the venues and locations where our products are sold that were previously shut down or operating at reduced capacity in the first and second quarters of 2021 have partially or fully re-opened in the first and second quarters of 2022. Customer venues including theaters, stadiums, amusement parks, schools, restaurants and strategic accounts continued to experience an increase in foot traffic and visitation, which helped drive strong sales in our core products.

Soft pretzel sales to the food service market increased by 18% to $43,261,000 in the second quarter and by 35% to $93,682,000 in the six months compared to respective prior year periods. Frozen novelties sales decreased by 31% to $7,305,000 in the second quarter and decreased by 7% to $15,762,000 in the six months compared to respective prior year periods. Churro sales to food service customers increased by 19% to 17,447,000 in the second quarter and increased by 41% to $36,936,000 in the six months compared to respective prior year periods. Sales of bakery products increased by 1% in the second quarter to $83,967,000 and increased 12% to $191,798,000 for the six months compared to respective prior year periods. Sales of handhelds increased 3% in the second quarter to $20,506,000 and by 4% to $39,001,000 in the six months compared to respective prior year periods.

Sales of new products in the first twelve months since their introduction were approximately $2,000,000 in the second quarter and $4,000,000 in the six months, driven primarily by new bakery items, including a new empanada product with a major convenience customer. Price increases had a marginal impact on sales in the quarter and were somewhat offset by the volume decreases attributable to the negative impacts associated with the ERP implementation.

Compared to prior year, operating income in our Food Service segment decreased by 91% to $536,000 in the second quarter and by 22% to $9,537,000 in the six months reflecting the significant increase in ingredients, production and shipping costs as well as the impacts related to our ERP implementation.

RETAIL SUPERMARKETS

Compared to prior year, sales of products to retail supermarkets decreased by 7% to $40,757,000 in the second quarter and increased by 1% to $83,452,000 in the six months. Our SUPERPRETZEL brand has performed well helping to drive an 8% increase in sales of soft pretzels in the six months to $31,946,000 despite sales in the second quarter remaining relatively flat due to the impacts related to our ERP implementation. Sales of frozen novelties decreased by 2% to $18,919,000 in the second quarter, but increased by 6% to $36,721,000 in the six months compared to respective prior year periods. Sales of biscuits decreased by 12% to $5,687,000 in the second quarter and by 1% to $13,958,000 in the six months compared to respective prior year periods. Handheld sales to retail supermarket customers decreased by 52% to $1,069,000 in the second quarter and by 53% to $2,345,000 in the six months compared to respective prior year periods.

Sales of new products were approximately $500,000 for the three and six months ended, and were primarily related to frozen novelty items. Price increases had a minimal impact on sales in the second quarter and in the six months, and this increase was more than offset by the volume decreases attributable to the negative impacts associated with the ERP implementation.

Compared to prior year periods, operating income in our Retail Supermarkets segment decreased by 83% to $1,091,000 in the second quarter and by 45% to $6,075,000 in the six months. The decreases in operating income were primarily attributable to higher cost of goods sold as well as the impacts related to our ERP implementation.

FROZEN BEVERAGES

Compared to prior year periods, frozen beverage and related product sales increased by 50% to $64,416,000 in the second quarter and by 52% to $128,479,000 in the six months. Beverage related sales increased by 91% to $35,365,000 in the second quarter and by 101% to $69,128,000 in the six months compared to respective prior year periods. Gallon sales were up 88% in the quarter and up 98% in the six months compared to respective prior year periods. The increase in gallon sales reflects the growing momentum across theaters, amusement parks, convenience, and restaurant channels. In the amusement parks channel, we continue to see strong growth as visitation numbers continue to exceed pre-Covid levels. Service revenue increased by 15% to $21,000,000 in the second quarter and by 16% to $43,011,000 in the six months, compared to respective prior year periods, led by an acceleration in maintenance calls and additional growth in one of our larger customers. Machines revenue (primarily sales of frozen beverage machines) increased by 33% to $7,542,000 in the second quarter and by 27% to $15,389,000 in the six months, compared to respective prior year periods, driven mainly by growth from large quick service restaurant (QSR) and convenience customers.

Our Frozen Beverage segment had operating income of $2,461,000 in the second quarter compared with an operating loss of $5,189,000 in the prior year second quarter. In the six months, our Frozen Beverage segment had operating income of $3,321,000 compared with an operating loss of $15,514,000 in the prior year six-month period. The comparative performance was primarily a result of higher beverage sales volume which drove leverage across the business.

CONSOLIDATED

Gross profit as a percentage of sales was 23.2% in the three-month period this year and 23.8% last year.  Gross profit as a percentage of sales was 24.1% in the six-month period this year and 22.3% last year. Inflation continued to build over the quarter and six-month period which has significantly pressured margins. The impact was especially pronounced in key raw material purchases like flour, eggs, dairy, chocolates and meats, as well as packaging and fuel. We have pricing and cost initiatives in place to offset these cost pressures, though we do not expect to see most of the benefits on gross profit until later in the fiscal year.

Total operating expenses increased by 14% to $61,260,000 in the second quarter and by 22% to $125,790,000 in the six months compared to respective prior year periods. As a percentage of net sales, operating expenses increased from 20.9% to 21.8% in the second quarter and from 20.8% to 21.0% in the six months.

Marketing expenses remained flat at 7.5% of net sales in the second quarter and decreased to 7.0% in the six months compared with 7.3% in prior year’s six-month period. Distribution expenses increased to 10.1% of net sales in the second quarter from 9.9% in the prior year and to 10.3% in the six months compared with 9.7% in prior year’s six-month period. Administrative expenses increased to 4.2% of net sales in the second quarter from 3.6% in prior year but decreased to 3.7% in the six months compared with 3.8% in prior year’s six-month period.

Compared to prior year, operating income decreased by 43% to $4,088,000 in the second quarter but increased by 142% to $18,933,000 in the six months as a result of the aforementioned items.

Our investments generated before tax income of $160,000 in the second quarter, a $419,000 decrease over prior year. In the six months, our investments generated before tax income of $431,000, a 78% decrease from the prior year period. The decrease in before tax investment income compared with prior year was primarily due to decreases in the amount of investments.

Compared to prior year, net earnings decreased by 46% to $3,271,000 in the second quarter but increased by 83% to $14,362,000 in the six months. Our effective tax rate was 26% in the six months compared with 20% in the prior year’s six- month period, as prior year’s six-month period effective tax rate was favorably impacted by tax benefits related to share-based compensation. Our effective tax rate was 22% in the second quarter and was also 22% in the prior year second quarter, as both were favorably impacted by the tax benefits related to share-based compensation.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 26, 2022, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 26, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in inline XBRL (extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: May 5, 2022	/s/ Dan Fachner
Dan Fachner
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2022	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)