Form 10-Q
period 2022-06-25
J&J SNACK FOODS CORP
filed 2022-08-04
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 25, 2022

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

☐    Yes                                             ☒         No

At July 29, 2022 there were 19,192,251 shares of the Registrant’s Common Stock outstanding.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 25,
	2022	September 25,
	(unaudited)	2021
Assets
Current assets
Cash and cash equivalents	$81,283	$283,192
Marketable securities held to maturity	4,520	7,980
Accounts receivable, net	253,469	162,939
Inventories	173,948	123,160
Prepaid expenses and other	10,519	7,498
Total current assets	523,739	584,769

Property, plant and equipment, at cost
Land	3,714	2,494
Buildings	34,742	26,582
Plant machinery and equipment	367,297	343,716
Marketing equipment	266,915	258,624
Transportation equipment	11,780	10,315
Office equipment	45,518	34,648
Improvements	47,922	45,578
Construction in progress	54,537	35,285
Total Property, plant and equipment, at cost	832,425	757,242
Less accumulated depreciation and amortization	513,851	490,055
Property, plant and equipment, net	318,574	267,187

Other assets
Goodwill	188,467	121,833
Other intangible assets, net	196,407	77,776
Marketable securities held to maturity	-	4,047
Marketable securities available for sale	5,608	10,084
Operating lease right-of-use assets	54,990	54,555
Other	3,457	1,968
Total other assets	448,929	270,263
Total Assets	$1,291,242	$1,122,219

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$189	$182
Accounts payable	128,551	96,789
Accrued insurance liability	14,892	16,260
Accrued liabilities	10,121	10,955
Current operating lease liabilities	14,062	13,395
Accrued compensation expense	19,038	17,968
Dividends payable	12,138	12,080
Total current liabilities	198,991	167,629

Long-term debt	125,000	-
Noncurrent finance lease liabilities	318	392
Noncurrent operating lease liabilities	46,017	46,557
Deferred income taxes	61,350	61,578
Other long-term liabilities	3,667	409

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,184,000 and 19,084,000 respectively	90,274	73,597
Accumulated other comprehensive loss	(13,374)	(13,383)
Retained Earnings	778,999	785,440
Total stockholders' equity	855,899	845,654
Total Liabilities and Stockholders' Equity	$1,291,242	$1,122,219

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Net sales	$380,227	$324,344	$980,230	$821,519

Cost of goods sold	271,151	228,170	726,431	614,324
Gross profit	109,076	96,174	253,799	207,195

Operating expenses
Marketing	24,002	20,502	65,945	56,995
Distribution	48,157	27,311	109,821	75,643
Administrative	15,724	10,348	37,812	29,004
Other general expense	(67)	(131)	28	(399)
Total operating expenses	87,816	58,030	213,606	161,243

Operating income	21,260	38,144	40,193	45,952

Other income (expense)
Investment income	106	470	537	2,419
Interest expense & other	(156)	(8)	(231)	(19)

Earnings before income taxes	21,210	38,606	40,499	48,352

Income taxes	5,647	9,713	10,574	11,620

NET EARNINGS	$15,563	$28,893	$29,925	$36,732

Earnings per diluted share	$0.81	$1.51	$1.56	$1.92

Weighted average number of diluted shares	19,234	19,185	19,198	19,116

Earnings per basic share	$0.81	$1.52	$1.56	$1.93

Weighted average number of basic shares	19,174	19,045	19,131	18,996

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Net earnings	$15,563	$28,893	$29,925	$36,732

Foreign currency translation adjustments	(93)	657	9	2,405
Total other comprehensive (loss) income	(93)	657	9	2,405

Comprehensive income	$15,470	$29,550	$29,934	$39,137

The accompanying notes are an integral part of these statements.

J & J Snack Foods Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654
Issuance of common stock upon exercise of stock options	5	706	-	-	706
Foreign currency translation adjustment	-	-	(444)	-	(444)
Dividends declared	-	-	-	(12,092)	(12,092)
Share-based compensation	-	1,083	-	-	1,083
Net earnings	-	-	-	11,091	11,091

Balance at December 25, 2021	19,089	$75,386	$(13,827)	$784,439	$845,998
Issuance of common stock upon exercise of stock options	76	10,012	-	-	10,012
Issuance of common stock for employee stock purchase plan	8	1,023	-	-	1,023
Foreign currency translation adjustment	-	-	546	-	546
Dividends declared	-	-	-	(12,136)	(12,136)
Share-based compensation	-	1,267	-	-	1,267
Net earnings	-	-	-	3,271	3,271

Balance at March 26, 2022	19,173	$87,688	$(13,281)	$775,574	$849,981
Issuance of common stock upon exercise of stock options	11	1,452	-	-	1,452
Issuance of common stock for employee stock purchase plan	-	-	-	-	-
Foreign currency translation adjustment	-	-	(93)	-	(93)
Dividends declared	-	-	-	(12,138)	(12,138)
Share-based compensation	-	1,134	-	-	1,134
Net earnings	-	-	-	15,563	15,563

Balance at June 25, 2022	19,184	$90,274	$(13,374)	$778,999	$855,899

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498
Issuance of common stock upon exercise of stock options	41	4,390	-	-	4,390
Foreign currency translation adjustment	-	-	2,279	-	2,279
Dividends declared	-	-	-	(10,900)	(10,900)
Share-based compensation	-	1,244	-	-	1,244
Net earnings	-	-	-	1,778	1,778

Balance at December 26, 2020	18,956	$54,902	$(13,308)	$766,695	$808,289
Issuance of common stock upon exercise of stock options	72	8,384	-	-	8,384
Issuance of common stock for employee stock purchase plan	6	714	-	-	714
Foreign currency translation adjustment	-	-	(531)	-	(531)
Dividends declared	-	-	-	(10,943)	(10,943)
Share-based compensation	-	1,026	-	-	1,026
Net earnings	-	-	-	6,061	6,061

Balance at March 27, 2021	19,034	$65,026	$(13,839)	$761,813	$813,000
Issuance of common stock upon exercise of stock options	27	3,564	-	-	3,564
Issuance of common stock for employee stock purchase plan	-	-	-	-	-
Foreign currency translation adjustment	-	-	657	-	657
Dividends declared	-	-	-	(12,066)	(12,066)
Share-based compensation	-	982	-	-	982
Net earnings	-	-	-	28,893	28,893

Balance at June 26, 2021	19,061	$69,572	$(13,182)	$778,640	$835,030

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	June 25,	June 26,
	2022	2021
Operating activities:
Net earnings	$29,925	$36,732
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation of fixed assets	36,292	36,278
Amortization of intangibles and deferred costs	1,775	2,096
Loss from disposals of property & equipment	50	-
Share-based compensation	3,484	3,252
Deferred income taxes	(227)	(188)
Loss (Gain) on marketable securities	412	(926)
Other	(212)	(305)
Changes in assets and liabilities net of effects from purchase of companies
Increase in accounts receivable	(78,058)	(27,940)
Increase in inventories	(42,784)	(5,964)
(Increase) decrease in prepaid expenses	(102)	5,710
Increase in accounts payable and accrued liabilities	19,798	24,823
Net cash (used in) provided by operating activities	(29,647)	73,568
Investing activities:
Payments for purchases of companies, net of cash acquired	(221,301)	-
Purchases of property, plant and equipment	(64,231)	(34,456)
Proceeds from redemption and sales of marketable securities	11,526	54,191
Proceeds from disposal of property and equipment	1,147	2,079
Other	-	42
Net cash (used in) provided by investing activities	(272,859)	21,856
Financing activities:
Proceeds from issuance of stock	12,168	17,178
Borrowings under credit facility	125,000	-
Payments for debt issue costs	(225)	-
Payments on finance lease obligations	(150)	(48)
Payment of cash dividend	(36,299)	(32,719)
Net cash provided by (used in) financing activities	100,494	(15,589)
Effect of exchange rate on cash and cash equivalents	103	624
Net (decrease) increase in cash and cash equivalents	(201,909)	80,459
Cash and cash equivalents at beginning of period	283,192	195,809
Cash and cash equivalents at end of period	$81,283	$276,268

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of operations and cash flows.

The results of operations for the three and nine months ended June 25, 2022 and June 26, 2021 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the third and fourth quarters due to warmer weather. Also, approximately 2/3 of our sales are to venues and locations that previously shut down or sharply curtailed their foodservice operations as a result of COVID-19. While the majority of these venues have reopened, the extent of the future impact of COVID-19 on our operations depends on future developments of the virus and its effects which are uncertain at this time.

While we believe that the disclosures presented are adequate to make the information not misleading, we suggest that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021.

Note 2

On June 21, 2022, J & J Snack Foods Corp. and its wholly-owned subsidiary, DD Acquisition Holdings, LLC, completed the acquisition of one hundred percent (100%) of the equity interests of Dippin’ Dots Holding, L.L.C. (“Dippin’ Dots”) which, through its wholly-owned subsidiaries, owns and operates the Dippin’ Dots and Doc Popcorn businesses. The purchase price was approximately $223,561,000, consisting entirely of cash, and may be modified for certain customary post-closing purchase price adjustments.

Dippin’ Dots is a leading producer of flash-frozen beaded ice cream treats, and the acquisition will leverage synergies in entertainment and amusement locations, theaters, and convenience to continue to expand our business. The acquisition also includes the Doc Popcorn business operated by Dippin’ Dots.

The financial results of Dippin’ Dots have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings of Dippin’ Dots since the date of acquisition were $2,218,000 and $621,000 for the three and nine-months ended June 25, 2022. Dippin’ Dots is reported as part of our Food Service segment. Included within Administrative expenses for the quarter were $3,088,000 of acquisition costs.

Upon acquisition, the assets and liabilities of Dippin’ Dots were adjusted to their respective fair values as of the closing date of the transaction, including the identifiable intangible assets acquired. In addition, the excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill. The fair value estimates used in valuing certain acquired assets and liabilities are based, in part, on inputs that are unobservable. For intangible assets, these include, but are not limited to, forecasted future cash flows, revenue growth rates, attrition rates and discount rates.

The purchase price allocation as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

Preliminary Dippin' Dots Purchase Price Allocation (1)

(in thousands)
June 21,
2022

Cash and cash equivalents	$2,259
Accounts receivable, net	12,257
Inventories	8,812
Prepaid expenses and other	1,215
Property, plant and equipment, net	24,622
Intangible assets	120,400
Goodwill(2)	66,634
Operating lease right-of-use assets	3,514
Other noncurrent assets	243
Total assets acquired	239,956
Liabilities assumed:
Current lease liabilities	619
Accounts payable	6,005
Other current liabilities	3,532
Noncurrent lease liabilities	2,954
Other noncurrent liabilities	3,285
Total liabilities acquired	16,395
Purchase price	$223,561

(1)	Due to the limited time since the date of the acquisition, the purchase price allocation remains preliminary.
(2)	Goodwill was assigned to our Food Services segment and was primarily attributed to the assembled workforce of the acquired business and to our expectations of favorable growth opportunities in entertainment and amusement locations, theaters, and convenience based on increased synergies that are expected to be achieved from the integration of Dippin’ Dots.

Acquired Intangible Assets

		(in thousands)
	Weighted average	June 21,
	life (years)	2022
Amortizable
Trade name	indefinite	76,900
Customer relationships	10	12,100
Technology	10	22,900
Franchise agreements	10	8,500
Total acquired intangible assets		120,400

Dippin' Dots Results Included in the Company's Consolidated Results

	(in thousands)
	Three Months ended	Nine Months ended
	June 25,	June 25,
	2022	2022

Net sales	$2,218	$2,218
Net earnings	$621	$621

The following unaudited pro forma information presents the consolidated results of operations as if the business combination in 2022 had occurred as of September 27, 2020, after giving effect to acquisition-related adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of September 27, 2020; and (5) merger and acquisition costs.

J & J Snack Foods Corp and Dippin' Dots Unaudited Pro Forma Combined Financial Information

	(in thousands)
	Three Months ended		Nine Months ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Net sales	$404,182	$349,722	$1,028,079	$861,536
Net earnings	$17,838	$33,980	$31,501	$35,893

Earnings per diluted share	$0.93	$1.77	$1.64	$1.88
Weighted average number of diluted shares	19,234	19,185	19,198	19,116

The pro forma information does not reflect the potential benefits of cost and funding synergies, opportunities to earn additional revenues, or other factors, and therefore does not represent what the actual Net sales and Net earnings would have been had the companies actually been combined as of this date.

Note 3

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

The Company is entitled to royalties under its agreements with franchisees. Sales-based royalties are related entirely to the Company’s performance obligation under the franchise agreements and are recognized on a monthly basis. Purchase-based royalties are related entirely to the Company’s performance obligation under the franchise agreements and are recognized on a weekly basis.

Under franchise agreements, the Company provides franchisees with a franchise license allowing the use of brand intellectual property and certain ongoing services. As the performance obligations are satisfied, over time, franchise, renewal and transfer fees are recognized on a straight-line basis over the terms of the franchise agreement.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $16,907,000 at June 25, 2022 and $14,646,000 at September 25, 2021.

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

Contract Balances

Contract liabilities consist of deferred revenue resulting from service contracts in our Frozen Beverages segment where our customers are billed for service in advance of performance. Contract liabilities also consist of deferred revenue in our Food Service segment resulting from initial franchise fees paid by franchisees, as well as renewal and transfer fees paid by franchisees and license fees paid by licensees which are generally recognized on a straight-line basis over the term of the underlying agreement. Therefore, we have contract liabilities on our balance sheet as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Beginning Balance	$1,092	$1,090	$1,097	$1,327
Additions to contract liability	2,270	1,237	4,843	4,182
Amounts recognized as revenue	(1,276)	(1,283)	(3,854)	(4,465)
Ending Balance	$2,086	$1,044	$2,086	$1,044

Disaggregation of Revenue

See Note 11 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

We provide an allowance for doubtful receivables after taking into consideration historical experience and other factors. On September 27, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. Adoption of this new guidance did not have a material impact on the consolidated financial statements. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $1,629,000 and $1,405,000 on June 25, 2022 and September 25, 2021, respectively.

Note 4

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, technology, and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $12,424,000 and $12,025,000 for the three months ended June 25, 2022 and June 26, 2021, respectively and $36,292,000 and $36,278,000 for the nine months ended June 25, 2022 and June 26, 2021, respectively.

Note 5

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

	Three Months Ended June 25, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$15,563	19,174	$0.81

Effect of dilutive securities
Options	-	60	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$15,563	19,234	$0.81

382,431 anti-dilutive shares have been excluded in the computation of EPS for  the three months ended June 25, 2022.

	Nine Months ended June 25, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$29,925	19,131	$1.56

Effect of dilutive securities
Options	-	67	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$29,925	19,198	$1.56

302,674 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 25, 2022.

	Three Months Ended June 26, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$28,893	19,045	$1.52

Effect of dilutive securities
Options	-	140	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$28,893	19,185	$1.51

20,800 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 26, 2021.

	Nine Months Ended June 26, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$36,732	18,996	$1.93

Effect of dilutive securities
Options	-	120	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$36,732	19,116	$1.92

289,692 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 26, 2021.

Note 6	At June 25, 2022, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Stock options	$693	$523	$2,115	$1,538
Stock purchase plan	90	171	240	513
Restricted stock issued to employees	152	23	376	70
Performance stock issued to employees	83	-	204	-
Total share-based compensation	$1,018	$717	$2,935	$2,121

The above compensation is net of tax benefits	$116	$265	$549	$1,131

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model.

During the fiscal year 2022 nine-month period, the Company granted 115,700 stock options. The weighted-average grant date fair value of these options was $23.36.

During the fiscal year 2021 nine-month period, the Company granted 138,432 stock options. The weighted-average grant date fair value of these options was $31.20.

The Company issued 327 service share units (“RSU”)’s in the three-months ended June 25, 2022, and 9,200 RSU’s in the nine-months ended June 25, 2022. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in the three or nine-months ended June 26, 2021.

In November 2021, the Company also issued 8,868 performance share units (“PSU”)’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. No such PSU’s were issued in the three-months ended June 25, 2022 or in the three or nine-months ended June 26, 2021.

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

The total amount of gross unrecognized tax benefits is $343,000 on both June 25, 2022 and September 25, 2021, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 25, 2022, and September 25, 2021, the Company has $267,000 of accrued interest and penalties.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate was 26% for the nine months ended June 25, 2022 and 24% for the nine months ended June 26, 2021. Our effective tax rate was 27% for the three months ended June 25, 2022 and 25% for the three months ended June 26, 2021.

Note 8

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

Note 9

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50,000,000 revolving credit facility repayable in December 2026.

Interest accrues, at the Company’s election at (i) the BSBY Rate (as defined in the Credit Agreement) plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily BSBY Rate, plus an applicable margin. The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 25, 2022, the Company is in compliance with all financial covenants of the Credit Agreement.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175,000,000 in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225,000,000 or, $50,000,000 plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

As of June 25, 2022, $125,000,000 was outstanding under the Amended Credit Agreement. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of June 25, 2022, the amount available under the Amended Credit Agreement was $91,225,000 million, after giving effect to the outstanding letters of credit. As of September 25, 2021, there were no outstanding balances under the Credit Agreement.

Note 10	Inventories consist of the following:

	June 25,	September 25,
	2022	2021
	(unaudited)
	(in thousands)

Finished goods	$83,201	$49,756
Raw materials	39,856	29,529
Packaging materials	15,832	11,168
Equipment parts and other	35,059	32,707
Total inventories	$173,948	$123,160

Note 11

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

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Sales to external customers:
Food Service
Soft pretzels	$55,946	$50,895	$149,628	$120,356
Frozen novelties	17,155	13,927	32,917	30,812
Churros	25,614	20,096	62,550	46,358
Handhelds	25,740	18,971	64,741	56,574
Bakery	95,495	85,706	287,293	257,580
Other	7,892	6,884	18,785	14,546
Total Food Service	$227,842	$196,479	$615,914	$526,226

Retail Supermarket
Soft pretzels	$11,696	$11,193	$43,642	$40,871
Frozen novelties	41,865	36,898	78,586	71,600
Biscuits	6,066	4,562	20,024	18,717
Handhelds	1,589	1,191	3,934	6,215
Coupon redemption	(605)	(513)	(2,227)	(2,196)
Other	397	526	501	1,652
Total Retail Supermarket	$61,008	$53,857	$144,460	$136,859

Frozen Beverages
Beverages	$57,791	$42,279	$126,919	$76,663
Repair and
maintenance service	22,892	22,789	65,903	59,903
Machines revenue	9,868	8,404	25,257	20,556
Other	826	536	1,777	1,312
Total Frozen Beverages	$91,377	$74,008	$219,856	$158,434

Consolidated sales	$380,227	$324,344	$980,230	$821,519

Depreciation and amortization:
Food Service	$7,097	$6,817	$20,436	$20,334
Retail Supermarket	405	378	1,157	1,147
Frozen Beverages	5,514	5,469	16,474	16,893
Total depreciation and amortization	$13,016	$12,664	$38,067	$38,374

Operating income:
Food Service	$2,640	$17,644	$12,177	$29,879
Retail Supermarket	2,341	9,080	8,416	20,167
Frozen Beverages	16,279	11,420	19,600	(4,094)
Total operating income	$21,260	$38,144	$40,193	$45,952

Capital expenditures:
Food Service	$21,673	$10,383	$45,757	$25,915
Retail Supermarket	2,815	93	6,438	194
Frozen Beverages	4,437	5,151	12,036	8,347
Total capital expenditures	$28,925	$15,627	$64,231	$34,456

Assets:
Food Service	$957,719	$779,730	$957,719	$779,730
Retail Supermarket	29,147	33,405	29,147	33,405
Frozen Beverages	304,376	288,411	304,376	288,411
Total assets	$1,291,242	$1,101,546	$1,291,242	$1,101,546

Note 12	Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of June 25, 2022 and September 25, 2021 are as follows:

	June 25, 2022		September 25, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$86,496	$-	$10,408	$812

Amortized intangible assets
Non compete agreements	670	670	670	670
Franchise agreements	8,500	-	-	-
Customer relationships	25,100	7,163	13,000	6,188
Technology	22,900	-	-	-
License and rights	1,690	1,460	1,690	1,396
TOTAL FOOD SERVICE	$145,356	$9,293	$25,768	$9,066

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$12,316	$-	$12,777	$461

Amortized intangible Assets
Trade names	649	649	649	649
Customer relationships	7,907	6,500	7,907	5,931
TOTAL RETAIL SUPERMARKETS	$20,872	$7,149	$21,333	$7,041

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	509	1,439	400
Licenses and rights	1,400	1,124	1,400	1,072
TOTAL FROZEN BEVERAGES	$48,254	$1,633	$48,254	$1,472

CONSOLIDATED	$214,482	$18,075	$95,355	$17,579

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 25, 2022 and June 26, 2021 was $584,000 and $639,000, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 25, 2022 and June 26, 2021 was $1,766,000 and $2,096,000, respectively

Estimated amortization expense for the next five fiscal years is approximately $3,500,000 in 2022, $6,700,000 in 2023, $6,400,000 in 2024, $5,800,000 in 2025, and $5,800,000 in 2026.

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverages segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
Balance at June 25, 2022	$127,823	$4,146	$56,498	$188,467

Balance at September 25, 2021	$61,189	$4,146	$56,498	$121,833

Note 13

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at June 25, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate bonds	$4,520	$-	$52	$4,468
Total marketable securities held to maturity	$4,520	$-	$52	$4,468

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 25, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(in thousands)

Mutual funds	$3,588	$-	$742	$2,846
Preferred stock	2,816	15	69	2,762
Total marketable securities available for sale	$6,404	$15	$811	$5,608

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 25, 2022 and September 25, 2021 are summarized as follows:

	June 25, 2022		September 25, 2021

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(in thousands)

Due in one year or less	$4,520	$4,468	$7,980	$8,080
Due after one year through five years	-	-	4,047	4,052
Total held to maturity securities	$4,520	$4,468	$12,027	$12,132
Less current portion	4,520	4,468	7,980	8,080
Long term held to maturity securities	$-	$-	$4,047	$4,052

Proceeds from the redemption and sale of marketable securities were $0 and $11,526,000 in the three and nine months ended June 25, 2022 and were $12,854,000 and $54,191,000 in the three and nine months ended June 26, 2021, respectively. Losses of $343,000 and $412,000 were recorded in the three and nine months ended June 25, 2022, and gains of $21,000 and $139,000 were recorded in the three and nine months ended June 26, 2021. Included in the gains and losses were unrealized losses of $401,000 and unrealized gains of $786,000 in the nine months ended June 25, 2022 and June 26, 2021, respectively. An unrealized loss of $343,000 and an unrealized gain of $137,000 were recorded in the three months ended June 25, 2022, and June 26, 2021, respectively. We use the specific identification method to determine the cost of securities sold.

Total marketable securities held to maturity as of June 25, 2022, with credit ratings of BBB/BB/B had an amortized cost basis totaling $4,520,000. This rating information was obtained June 30, 2022.

Note 14	Changes to the components of accumulated other comprehensive loss are as follows:

	Three Months Ended	Nine Months Ended
	June 25, 2022	June 25, 2022

	Foreign Currency	Foreign Currency
	Translation	Translation
	Adjustments	Adjustments
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

Beginning balance	$(13,281)	$(13,383)

Other comprehensive (loss) income	(93)	9

Ending balance	$(13,374)	$(13,374)

	Three Months Ended	Nine Months Ended
	June 26, 2021	June 26, 2021

	Foreign Currency	Foreign Currency
	Translation	Translation
	Adjustments	Adjustments
	(unaudited)	(unaudited)
	(in thousands)	(in thousands)

Beginning balance	$(13,839)	$(15,587)

Other comprehensive income	657	2,405

Ending balance	$(13,182)	$(13,182)

Note 15 –	Leases

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

As of June 25, 2022, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively. As of June 26, 2021, the weighted-average discount rate of our operating and finance leases was 3.2% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Operating lease cost in cost of goods sold and operating expenses	$3,630	$3,846	$11,550	$11,747
Finance lease cost:
Amortization of assets in cost of goods sold and operating expenses	19	62	141	216
Interest on lease liabilities in Interest expense & other	1	5	8	30
Total finance lease cost	$20	$67	$149	$246
Short-term lease cost in cost of goods sold and operating expenses	-	-	-	-
Total net lease cost	$3,650	$3,913	$11,699	$11,993

Supplemental balance sheet information related to leases is as follows:

	June 25, 2022	September 25, 2021
	(in thousands)	(in thousands)
Operating Leases
Operating lease right-of-use assets	$54,990	$54,555

Current operating lease liabilities	$14,062	$13,395
Noncurrent operating lease liabilities	46,017	46,557
Total operating lease liabilities	$60,079	$59,952

Finance Leases
Finance lease right-of-use assets in property, plant and equipment, net	$441	$561

Current finance lease liabilities	$189	$182
Noncurrent finance lease liabilities	318	392
Total finance lease liabilities	$507	$574

Supplemental cash flow information related to leases is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,181	$3,860	$12,189	$11,847
Operating cash flows from finance leases	$1	$64	$8	$237
Financing cash flows from finance leases	$39	$23	$150	$48

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$4,652	$1,317	$11,717	$2,671
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of  June 25, 2022, the maturities of lease liabilities were as follows:

		(in thousands)
	Operating Leases	Finance Leases
Three months ending September 24, 2022	$4,187	$64
2023	14,973	181
2024	12,251	140
2025	8,753	65
2026	5,666	39
Thereafter	20,515	33
Total minimum payments	$66,345	$522
Less amount representing interest	(6,266)	(15)
Present value of lease obligations	$60,079	$507

Note 16	We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. Our director, Sidney R. Brown, is CEO of NFI Industries, Inc. The Company paid $12,004,000 and $15,984,000 to NFI in the three and nine months ended June 25, 2022 and paid $19,000 and $115,000 through the three and nine months ended June 26, 2021. Of the amounts paid to NFI, the amount related to management services performed by NFI was $149,000 and $403,000 in the three and nine months ended June 25, 2022, and $19,000 and $115,000 through the three and nine months ended June 26, 2021. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. The agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of June 25, 2022 our consolidated balance sheet included related party trade payables of approximately $3,305,000. We had no related party trade payable balance as of September 25, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 “the Exchange Act”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” “intend” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbor provisions of the Act and the Exchange Act. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, assumptions, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

Our current cash and cash equivalents balances, investments and cash expected to be provided by future operations are our primary sources of liquidity. We believe that these sources, along with our borrowing capacity, are sufficient to fund working capital, capital spending, debt service requirements and future growth and expansion for at least the next twelve months. See Note 13 to these financial statements for a discussion of our investment securities.

The Company’s Board of Directors declared a regular quarterly cash dividend of $0.633 per share of its common stock payable on July 11, 2022, to shareholders of record as of the close of business on June 20, 2022.

On August 4, 2017 the Company’s Board of Directors authorized the purchase and retirement of 500,000 shares of the Company’s common stock; 318,858 shares remain to be purchased under this authorization. We did not purchase any shares of our common stock in the nine months ended June 25, 2022, nor did we purchase any shares of our common stock in fiscal year 2021.

In the three months ended June 25, 2022 and June 26, 2021, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused an increase of $93,000 and a decrease of $657,000 in accumulated other comprehensive loss, respectively. In the nine months ended June 25, 2022 and June 26, 2021, fluctuations in the valuation of the Mexican and Canadian currencies and the resulting translation of the net assets of our Mexican and Canadian subsidiaries caused a decrease of $9,000 and $2,405,000 in accumulated other comprehensive loss, respectively.

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50,000,000 revolving credit facility repayable in December 2026.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175,000,000 in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225,000,000 or $50,000,000 plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

As of June 25, 2022, $125,000,000 was outstanding under the Amended Credit Agreement. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of June 25, 2022, the amount available under the Amended Credit Agreement was $91,225,000, after giving effect to the outstanding letters of credit. As of September 25, 2021, there were no outstanding balances under the Credit Agreement. As of June 25, 2022, the Company is in compliance with all financial covenants of the Credit Agreement.

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

RESULTS OF OPERATIONS

Net sales increased by 17% to $380,227,000 in the third quarter and by 19% to $980,230,000 for the nine months ended June 25, 2022 compared to the three and nine months ended June 26, 2021, respectively.

FOOD SERVICE

Sales to food service customers increased by 16% in the third quarter to $227,842,000 and by 17% to $615,914,000 for the nine months, compared to respective prior year periods. Sales were up across most product lines as many of the venues and locations where our products are sold that were previously shut down or operating at reduced capacity in the first nine months of 2021 have partially or fully re-opened in the first nine months of 2022. Theaters and outdoor venues, including stadiums and amusement parks, as well as schools, restaurants and strategic accounts continued to experience an increase in visitation that drove strong sales in our core products.

Soft pretzel sales to the food service market increased by 10% to $55,946,000 in the third quarter and by 24% to $149,628,000 in the nine months compared to respective prior year periods. Frozen novelties sales increased by 23% to $17,155,000 in the third quarter and increased by 7% to $32,917,000 in the nine months compared to respective prior year periods. Churro sales to food service customers increased by 27% to $25,614,000 in the third quarter and increased by 35% to $62,550,000 in the nine months compared to respective prior year periods. Sales of bakery products increased by 11% in the third quarter to $95,495,000 and increased 12% to $287,293,000 for the nine months compared to respective prior year periods. Sales of handhelds increased 36% in the third quarter to $25,740,000 and by 14% to $64,741,000 in the nine months compared to respective prior year periods.

Sales of new products in the first twelve months since their introduction were approximately $700,000 in the third quarter and $4,600,000 in the nine months, driven primarily by new bakery items, including a new empanada product with a major convenience customer. Price increases had a moderate impact on sales in the quarter, and the overall revenue growth included marginal volume increases as well.

Compared to prior year, operating income in our Food Service segment decreased by 85% to $2,640,000 in the third quarter and by 59% to $12,177,000 in the nine months reflecting the significant increase in ingredients, production and distribution costs year over year, as well as our ERP implementation which previously impacted our results in the fiscal second quarter.

RETAIL SUPERMARKETS

Compared to prior year, sales of products to retail supermarkets increased by 13% to $61,008,000 in the third quarter and increased by 6% to $144,460,000 in the nine months. Our SUPERPRETZEL brand has performed well helping to drive a 4% increase in sales of soft pretzels in the third quarter to $11,696,000 and a 7% increase in sales in the nine months to $43,642,000. Sales of frozen novelties increased by 13% to $41,865,000 in the third quarter and increased by 10% to $78,586,000 in the nine months compared to respective prior year periods, largely driven by the addition of new stock keeping units, and additional product placement with some of our key brands. Sales of biscuits increased by 33% to $6,066,000 in the third quarter and by 7% to $20,024,000 in the nine months compared to respective prior year periods. Handheld sales to retail supermarket customers increased by 33% to $1,589,000 in the third quarter but decreased by 37% to $3,934,000 in the nine months compared to respective prior year periods.

Sales of new products were approximately $400,000 for the third quarter and $900,000 in the nine months, primarily related to frozen novelty items. Price increases and volume increases both had a marginal impact on sales in the quarter.

Compared to prior year periods, operating income in our Retail Supermarkets segment decreased by 74% to $2,341,000 in the third quarter and by 58% to $8,416,000 in the nine months. The decreases in operating income were primarily attributable to higher cost of goods sold as well as higher shipping and distribution related costs, as well as our ERP implementation which previously impacted our results in the fiscal second quarter..

FROZEN BEVERAGES

Compared to prior year periods, frozen beverage and related product sales increased by 23% to $91,377,000 in the third quarter and by 39% to $219,856,000 in the nine months. Beverage related sales increased by 37% to $57,791,000 in the third quarter and by 66% to $126,919,000 in the nine months compared to respective prior year periods. Gallon sales were up 28% in the quarter and up 56% in the nine months compared to respective prior year periods. The increase in gallon sales reflects the strong demand across theaters, amusement parks, convenience and restaurants. In the amusement parks channel, we continue to see strong growth as both domestic and international visitation numbers continue to recover, and exceed, pre-COVID-19 levels. Theater sales continue on their upward trajectory as movie goers indulge in their favorite snacks and view highly anticipated movie releases. Service revenue remained relatively flat in the third quarter, but increased by 10% to $65,903,000 in the nine months, compared to respective prior year periods, led by an acceleration in maintenance calls and additional growth in one of our larger customers, earlier in the fiscal year. Machines revenue (primarily sales of frozen beverage machines) increased by 17% to $9,868,000 in the third quarter and by 23% to $25,257,000 in the nine months, compared to respective prior year periods, driven mainly by growth from large quick service restaurant (QSR) and convenience customers.

Our Frozen Beverage segment had operating income of $16,279,000 in the third quarter compared with $11,420,000 in the prior year third quarter. In the nine months, our Frozen Beverage segment had operating income of $19,600,000 compared with an operating loss of $4,094,000 in the prior year nine-month period. The comparative performance was primarily a result of higher beverage sales volume which drove leverage across the business.

CONSOLIDATED

Gross profit as a percentage of sales was 28.7% in the third quarter and 29.7% in the prior year quarter. Gross profit as a percentage of sales was 25.9% in the nine-month period this year and 25.2% last year. Inflation continued to build over the quarter and nine-month period which has significantly pressured margins. The impact was especially pronounced in key raw material purchases such as flour, eggs, dairy, chocolates and meats, as well as packaging and fuel. We have pricing and cost initiatives in place to offset these cost pressures, which included a price increase early in the third quarter.

Total operating expenses increased by 51% to $87,816,000 in the third quarter and by 32% to $213,606,000 in the nine months compared to respective prior year periods. As a percentage of net sales, operating expenses increased from 17.9% to 23.1% in the third quarter and from 19.6% to 21.8% in the nine months.

Marketing expenses remained flat at 6.3% of net sales in the third quarter and decreased to 6.7% in the nine months compared with 6.9% in prior year’s nine-month period. Distribution expenses increased to 12.7% of net sales in the third quarter from 8.4% in the prior year and to 11.2% in the nine months compared with 9.2% in prior year’s nine-month period, with the increases largely driven by higher truck driver wages and rising carrier, storage and fuel costs. Administrative expenses increased to 4.1% of net sales in the third quarter from 3.2% in prior year and to 3.9% in the nine months compared with 3.5% in prior year’s nine-month period, with the increase largely attributable to $3,088,000 of merger and acquisition costs which were incurred in the third quarter.

Compared to prior year, operating income decreased by 44% to $21,260,000 in the third quarter and by 13% to $40,193,000 in the nine months as a result of the aforementioned items.

Our investments generated before tax income of $106,000 in the third quarter, a $364,000 decrease over prior year. In the nine months, our investments generated before tax income of $537,000, a 78% decrease from the prior year period. The decrease in before tax investment income compared with prior year was due to decreases in the amount of investments as well as the impact of the rising interest rate environment on our investment holdings.

Compared to prior year, net earnings decreased by 46% to $15,563,000 in the third quarter and by 19% to $29,925,000 in the nine months. Our effective tax rate was 26% in the nine months compared with 24% in the prior year’s nine-month period, as prior year’s nine-month period effective tax rate was more favorably impacted by tax benefits related to share-based compensation. Our effective tax rate was 27% in the third quarter and was 25% in the prior year third quarter.

There are many factors which can impact our net earnings from year-to-year and in the long run, among including the supply and cost of raw materials and labor, insurance costs, factors impacting sales as noted above, the continuing consolidation of our customers, our ability to manage our manufacturing, marketing and distribution activities, our ability to make and integrate acquisitions and changes in tax laws and interest rates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2021 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 25, 2022, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 25, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2022, the Company completed the acquisition of Dippin’ Dots. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period of up to one year following the acquisition, management excluded Dippin’ Dots from its interim evaluation of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in inline XBRL (extensible Business Reporting Language):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Earnings,

(iii)Consolidated Statements of Comprehensive Income,

(iv) Consolidated Statements of Cash Flows and

(v) the Notes to the Consolidated Financial Statements

104 Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: August 4, 2022	/s/ Dan Fachner
Dan Fachner
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2022	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)