Form 10-K
period 2022-09-24
J&J SNACK FOODS CORP
filed 2022-11-22
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 24, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

March 25, 2022 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $2,361,822,496 based on the last sale price on March 25, 2022 of $155.08 per share. As of November 18, 2022, 19,221,033 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 14, 2023 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2022 FORM 10-K ANNUAL REPORT

Note About Forward-Looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), that involve substantial risks or uncertainties. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “projects,” “seek,” “intend,” “predict,” “approximate,” or “continue,” or other similar references to future periods or the negative thereof. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak on as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise, update, add or to otherwise correct, any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Furthermore, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report. The discussion and analysis of our financial condition and results of operations included in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Form 10-K.

Part I

Item 1.	Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL, BRAUHAUS, AUNTIE ANNE’S* and BAVARIAN BAKERY, frozen novelties marketed primarily under the DIPPIN’ DOTS, LUIGI’S, WHOLE FRUIT, ICEE, DOGSTERS, PHILLY SWIRL, SOUR PATCH** and MINUTE MAID*** brand names, churros marketed primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing. J & J believes it is the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and handheld products sold under smaller brands. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

The Company’s Food Service and Frozen Beverages sales are made primarily to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company’s retail supermarket customers are primarily supermarket chains.

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

Food Service

The primary products sold by the Food Service segment are soft pretzels, frozen novelties, churros, handheld products and baked goods. Our customers in the Food Service segment include snack bars and food stands in chain, department and discount stores; malls and shopping centers; casual dining restaurants; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale or for take-away.

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL and AUNTIE ANNE’S, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, DOGSTERS, PHILLY SWIRL cups and sticks, SOUR PATCH sticks, ICEE Squeeze-Up Tubes and handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

We sell frozen beverages to the foodservice industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. We also provide repair and maintenance services to customers for customers’ owned equipment.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, PRETZEL FILLERS, PRETZELFILS, GOURMET TWISTS, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, SOFT PRETZEL BUNS, TEXAS TWIST, BAVARIAN BAKERY, SUPERPRETZEL BAVARIAN, NEW YORK PRETZEL, KIM & SCOTT’S GOURMET PRETZELS, SERIOUSLY TWISTED!, BRAUHAUS AND AUNTIE ANNE’S; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 19% of the Company’s revenue in fiscal year 2022 and 20% in both fiscal year 2021 and fiscal year 2020.

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

Frozen Novelties

The Company’s frozen novelties are marketed primarily under the DIPPIN’DOTS, LUIGI’S, WHOLE FRUIT, DOGSTERS, PHILLY SWIRL, SOUR PATCH, ICEE and MINUTE MAID brand names. Frozen novelties are sold in the Food Service and Retail Supermarkets segments. Frozen novelties sales were 14% of the Company’s revenue in fiscal year 2022, 13% in fiscal year 2021, and 12% in fiscal year 2020.

The Company’s school foodservice LUIGI’S and WHOLE FRUIT frozen juice bars and cups contain three to four ounces of 100% apple or pineapple juice with no added sugar and 100% of the daily US FDA value of vitamin C.  The juice bars are produced in various flavors and are packaged in a sealed push-up paper container referred to as the Milliken M-pak, which the Company believes has certain sanitary and safety advantages.

The Company’s DIPPIN’ DOTS’ frozen novelty products are cryogenically frozen beads of ice cream, created using liquid nitrogen at -320 degrees Fahrenheit. Product variations include ice cream (milk and cream based), flavored ice (water based) and frozen yogurt branded YoDots. The product is served to consumers by the cup, or via individual serving packages.

The balance of the Company’s frozen novelties products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks and pints. Several of the products contain ice cream and WHOLE FRUIT contains pieces of fruit.

Churros

The Company’s churros are sold primarily under the TIO PEPE’S and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in both fiscal years 2022 and 2021 and 5% in fiscal year 2020. Churros are pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells fruit and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's handheld products are marketed under the SUPREME STUFFERS and SWEET STUFFERS brand names and under private labels. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 7% of the Company’s sales in both fiscal years 2022 and 2021, and 5% in fiscal year 2020.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily biscuits, fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 29% of the Company’s sales in fiscal year 2022, 32% in fiscal year 2021 and 35% in fiscal year 2020.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico and Canada. Frozen beverages are sold in the Frozen Beverages segment.

Frozen beverage sales amounted to 13% of the Company’s revenue in fiscal year 2022, 11% in fiscal year 2021 and 10% in fiscal year 2020.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customer-owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 9% of the Company’s sales in both fiscal years 2022 and 2021, and 11% in fiscal year 2020.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors or rebuilt by the Company.

The Company provides managed service and/or products to approximately 128,000 Company-owned and customer-owned dispensers.

The Company has the rights to market and distribute frozen beverages under the name ICEE and Slush Puppie to the entire continental United States as well as internationally.

Other Products

Other products sold by the Company include funnel cakes sold under the FUNNEL CAKE FACTORY brand name and smaller amounts of various other food products. These products are sold in the Food Service and Frozen Beverages segments.

Customers

The Company sells its products to two principal channels: foodservice and retail supermarkets. The primary products sold to the foodservice channel are soft pretzels, frozen beverages, frozen novelties, churros, handheld products and baked goods. The primary products sold to the retail supermarket channel are soft pretzels, frozen novelties and handheld products.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2022, 2021 and 2020, respectively, with our largest customer accounting for 8% of our sales in 2022, 11% of our sales in 2021 and 13% of our sales in 2020. Six of the ten customers in fiscal 2022 are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

The Food Service and the Frozen Beverages segments sell primarily to foodservice channels. The Retail Supermarkets segment sells primarily to the retail supermarket channel.

The Company’s customers in the foodservice segment include snack bars and food stands in chain, department and mass merchandising stores, malls and shopping centers, fast food and casual dining restaurants, stadiums and sports arenas, leisure and theme parks, convenience stores, movie theatres, warehouse club stores, schools, colleges and other institutions, and independent retailers. Machines and machine parts are sold to other food and beverage companies. Within the food service industry, the Company’s products are purchased by the consumer primarily for consumption at the point-of-sale.

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

Marketing and Distribution

The Company has developed a national marketing program for its products. For the Food Service and Frozen Beverages segments’ customers, this marketing program includes providing ovens, mobile merchandisers, display cases, freezers, kiosks, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer’s requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company’s ongoing advertising and promotional campaigns for its Retail Supermarket segment’s products include consumer advertising campaigns across traditional and digital channels, and print/digital media with value added shopper offers and promotions.

The Company develops and introduces new products on a routine basis. The Company evaluates the success of new product introductions on the basis of sales and profit levels.

The Company’s products are sold through a network of food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), Colton and Lancaster, California; Brooklyn, New York; Scranton and Hatfield, Pennsylvania; Carrollton (Dallas), Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; Holly Ridge, North Carolina; Rock Island, Illinois; and Paducah, Kentucky. Frozen beverages and machine parts are distributed from 181 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in frozen and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen novelties sales are generally higher during the warmer months.

Trademarks and Patents

The Company has numerous trademarks, the most important of which are SUPERPRETZEL, TEXAS TWIST, NEW YORK PRETZEL, BAVARIAN BAKERY, MR. TWISTER, SOFT PRETZEL BITES, SOFTSTIX, PRETZEL FILLERS, PRETZELFILS and BRAUHAUS for its pretzel products; DIPPIN’ DOTS, SHAPE-UPS, WHOLE FRUIT, PHILLY SWIRL and LUIGI’S for its frozen novelties; TIO PEPE’S and CALIFORNIA CHURROS for its churros; ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, DADDY RAY’S and HILL & VALLEY for its bakery products.

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

Suppliers

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s churro production equipment, funnel cake production equipment and soft pretzel twisting equipment, all of which are made for J & J by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased primarily from The Coca-Cola Company, Keurig Dr. Pepper, Inc., the Pepsi Cola Company, and Jogue, Inc. Cups, straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources.

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

In Frozen Beverages, the Company competes directly with other frozen beverage companies. There are many other regional frozen beverage competitors throughout the country and one large retail chain which uses its own frozen beverage brand.

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

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $45.2 million, $20.8 million and $15.4 million in fiscal years 2022, 2021 and 2020, respectively. At September 24, 2022, the total assets of our foreign operations were $42.7 million or 3.5% of total assets. At September 25, 2021, the total assets of our foreign operations were $25.0 million or 2.2% of total assets.

Government Regulation and Food Safety

Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. The cost of compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or competitive position in fiscal 2022 and is not expected to have a material impact in fiscal 2023.

Our Food Safety & Quality (FSQA) personnel within our Compliance Department have broad, diverse academic and experience credentials and oversee all aspects of product safety & quality control across the Company. Our facilities are Global Food Safety Initiative (“GFSI”) certified and are audited annually by third party certification bodies. Our “Food Safety & Quality Plans” are validated and verified to ensure product safety and quality. We have implemented Corporate Standards which are aligned with GFSI, and routinely conduct audits to ensure compliance. We provide bi-weekly support calls for FSQA and Plant Leadership and annual Food Safety Summit Meetings to develop and strengthen our facility teams. As part of the onboarding process, and throughout their careers, FSQA employees are engaged in food safety discussions and trainings to provide safe, high-quality products to customers and consumers.

Human Capital Management

Employees and Labor Relations

The Company has approximately 5,000 full and part-time employees and approximately 900 workers employed by staffing agencies as of September 24, 2022. About 1,300 production and distribution employees throughout the Company are covered by collective bargaining agreements. The Company considers its culture and employee relations to be positive.

Employee Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have a team of dedicated Employee Health & Safety professionals within our Compliance Department who oversee all aspects of employee safety across the company. To keep our employees safe, we focus on ensuring all employees receive ongoing support and training. We have developed and implemented processes to identify and eliminate safety incidents by reducing their frequency and severity. We also closely review and monitor our safety performance. According to data from the U.S Bureau of Labor Statistics, the Company’s Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) incident rates were lower than food manufacturing averages. Our goal is to reduce Occupational Safety and Health Administration (“OSHA”) recordable incidents year over year.

Professional Development

We deploy a variety of training programs throughout the organization and go to great lengths to make learning and knowledge available to our employees. Programs such as tuition reimbursement, internships and internal trainings are some of the ways in which we invest in our people and their knowledge. We know that these investments are not only beneficial for our employees, but they are also important for the future success of our business. We continue to see increases in internal promotions across all levels of the organization.

Diversity and Inclusion

We believe that having an inclusive and diverse culture strengthens our ability to recruit and develop talent and allows our employees to thrive and succeed. Diversity of input and perspectives is an essential part of our strategic plan to build a winning team and culture. We believe that one key to success is attracting and retaining a diverse workforce that reflects our consumers of today and tomorrow, and we strive to do so. We also strive to foster an inclusive and diverse workplace culture where colleagues feel a sense of belonging, and are included in discussions and valued for their contributions.

Compensation

We believe in equal pay for equal work and that compensation should match talent, experience and skill set of a person. We regularly review our compensation practices and benchmark our performance to our peers within the industry to ensure we are fulfilling our obligations of fair pay.

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

Risks Related to COVID-19

The global COVID-19 pandemic of 2020 and 2021 significantly affected our operations. Approximately 2/3 of the Company’s sales are to venues and locations that previously shut down or sharply curtailed their food service operations as a result of COVID-19. While the majority of these venues have re-opened, the extent of the future impact of COVID-19 on our operations depends on future developments of the virus and its effects which is uncertain at this point in time. Furthermore any economic downturn caused by any pandemic, epidemic or other disease outbreak, comparable or similar to COVID-19, may also cause substantial changes in consumer behavior, adversely affecting results of operations and our financial position, some of which we may not be able to predict with certainty.

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

General Economic Risk

The willingness of our customers and consumers to purchase our products may depend in part on economic conditions. Worsening economic conditions or future challenges to economic growth could have a negative impact on consumer demand, which could adversely affect our business. Deterioration of national and global economic conditions could cause consumers to forego certain purchases during economic downturns that could result in decreased demand in the foodservice business. The economic uncertainty may limit our ability to increase or maintain prices and reduce sales of higher margin products. In addition, changes in tax or interest rates, whether due to recession, efforts to combat inflation, financial and credit market disruptions or other reasons, could negatively impact us.

General Risks of the Food Industry

Food processors are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels; federal, state and local food processing controls or other mandates; changes in federal, state, local and international laws and regulations, or in the application of such laws and regulations; consumer product liability claims; risks of product tampering and contamination; and negative publicity surrounding actual or perceived product safety deficiencies. The increased buying power of large supermarket chains, other retail outlets and wholesale food vendors could result in greater resistance to price increases and could alter customer inventory levels and access to shelf space.

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

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2022, 2021 and 2020, respectively, with our largest customer accounting for 8% of our sales in 2022, 11% of our sales in 2021 and 13% of our sales in 2020.

Six of the ten customers are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Risks Relating to Manufacturing Capacity Constraints

Our current manufacturing resources may be inadequate to meet significantly increased demand for some of our products. Our ability to increase our manufacturing capacity depends on many factors, including the costs and availability of equipment, the equipment delivery and construction lead-times, installation, qualification, regulatory permitting and regulatory requirements. A lack of sufficient manufacturing capacity to meet demand could cause our customer service levels to decrease, which may negatively affect customer demand for our products and customer relations generally, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, operating facilities at or near capacity may also increase production and distribution costs and negatively affect relations with our employees or contractors, which could result in disruptions in our operations.

Risks Relating to Acquisition Integration

From time to time, the Company undertakes acquisitions or divestitures. The success of any acquisition or divestiture depends on the Company’s ability to identify opportunities that help the Company meet its strategic objectives, consummate a transaction on favorable contractual terms, and achieve expected returns and other financial benefits.

Acquisitions, including future acquisitions, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

--        integrating the operations and business cultures of the acquired businesses;

--        the possibility of faulty assumptions underlying our expectations regarding the prospects of the acquired businesses;

--        attracting and retaining the necessary personnel associated with the acquisitions;

--        creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters; and

--        expectations about the performance of acquired trademarks and brands and the fair value of such trademarks and brands.

Divestitures have operational risks that may include impairment charges. Divestitures also present unique financial and operational risks, including diverting management attention from the existing core business, separating personnel and financial data and other systems, and adversely affecting existing business relationships with suppliers and customers.

In situations where acquisitions and divestitures are not successfully implemented or completed, or the expected benefits of such acquisitions or divestitures are not otherwise realized, the Company’s business or financial results could be negatively impacted.

New Jersey Law and Provisions of Our Amended and Restated Certificate of Incorporation and Bylaws May Inhibit a Change In Control

The New Jersey Shareholders' Protection Act, N.J.S.A. 14A:10A-1, et seq., may delay, deter or prevent a change in control by prohibiting the Company from engaging in a business combination transaction with an interested shareholder for a period of five years after the person becomes an interested stockholder, even if a majority of our shareholders believe a change in control would be in the best interests of the Company and its shareholders. In addition, our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that may delay, deter or prevent a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions of our Amended and Restated Certificate of Incorporation and Bylaws that could delay, deter or prevent a future acquisition include the following:

--	a classified Board of Directors;
--	the requirement that our shareholders may only remove Directors for cause;
--	limitations on share holdings and voting of certain persons who exceed the “Voting Threshold” specified in the Amended and Restated Certificate of Incorporation;
--

special Director voting rights are granted to certain “Experienced Directors” only in the event of a “hostile change of Board control,” as such terms are defined in the Amended and Restated Certificate of Incorporation;

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

Risks Relating to Gerald B. Shreiber

Gerald B. Shreiber is the founder and Chairman of the Board of Directors of the Company. He is currently beneficial owner of 18% of its outstanding common stock, held in a trust for his benefit. Our Amended and Restated Certificate of Incorporation provides  Mr. Shreiber with certain special voting rights with respect to any matters to be voted on by the Board of Directors. As a result, as of the date of this Report, Mr. Shreiber is entitled to cast six (6) votes on all matters upon which the Board of Directors is entitled to vote.

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

Risk Related to Product Changes

There are risks in the marketplace related to trade and consumer acceptance of product improvements, packing initiatives and new product introductions. We cannot be sure if our new products, product improvements, or packaging initiatives will be accepted by customers.

Risks Associated with Foreign Operations

Foreign operations generally involve greater risk than doing business in the United States. Foreign economies may differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Further, there may be less government regulation in various countries, and we may face difficulty in enforcing our legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Any such difficulties noted above could affect our business. Sales of our foreign operations were $45.2 million, $20.8 million and $15.4 million in fiscal years 2022, 2021 and 2020, respectively. At September 24, 2022, the total assets of our foreign operations were approximately $42.7 million or 3.5% of total assets. At September 25, 2021, the total assets of our foreign operations were $25.0 million or 2.2% of total assets.

Risks Associated with our Information Technology Systems

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, manufacturing, order entry and fulfillment, and other business processes. The failure of our information technology systems (including those provided to us by third parties) to perform as we anticipate could disrupt our business and could result in production, billing, collecting, and ordering errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

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

Risks Associated with Real or Perceived Safety Issues Regarding our Food Products

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We can be impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall due to a substantial product hazard, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability or negative publicity. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market acceptance of our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels, churros, and funnel cake are manufactured at this Company-owned facility which also serves as the Company’s corporate headquarters. The Company owns a 128,000 square foot building adjacent to this manufacturing facility which contains a large freezer for warehousing and distribution purposes. The Company also owns a 43,000 square foot office and warehouse building in the same complex. Additionally, the Company leases, through July 2025, 30,000 square feet of office space in Mt. Laurel, New Jersey.

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

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2023.

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

The Company owns two industrial buildings totaling 107,000 square feet, as well as a 76,000 square foot parcel of land in Paducah, Kentucky. Additionally, the Company leases ten buildings totaling 82,000 square feet in Paducah, Kentucky, with lease end dates ranging from December 2022 through February 2027.

The Company leases three frozen novelties warehouse facilities in Lancaster, California, totaling 17,000 square feet. These properties are leased through March 2026.

The Company also leases approximately 181 warehouse and distribution facilities in 44 states, Mexico, Canada, Australia and China.

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

As of September 24, 2022, we had approximately 79 stockholders of record of our common stock.

We did not purchase any shares of our common stock in our fiscal years ended September 25, 2021 and September 24, 2022.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 2021 for additional information related to the discussion and analysis of our financial condition and results of operations for the fiscal year ended September 25, 2021 compared to the fiscal year ended September 26, 2020.

Business Overview

The Company manufactures snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels, frozen novelties, churros and bakery products. We believe we are the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake and handheld products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

The Company’s Food Service and Frozen Beverages sales are made primarily to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges and other institutions. The Company’s retail supermarket customers are primarily supermarket chains.

Business Trends

COVID-19

Dating back to the onset of the COVID-19 pandemic in fiscal 2020, the effects of COVID-19 on consumer behavior have impacted the relevant demand for our Food Service, Retail, and Frozen Beverage segments. In fiscal 2020, we saw a shift in demand towards increased at-home food consumption, which benefited our Retail segment, and away from in-restaurant dining, and experience driven activities, which negatively impacted our Food Service and Frozen Beverage segments. This shift in demand proved inconsistent and volatile over the course of the pandemic. In fiscal 2021 and fiscal 2022, as part of the economy that impact our operations opened, sales in our Food Service and Frozen Beverages segments improved.

The aforementioned shift, and overall volatility in demand, has had a significant impact on the operating results of each of our three segments over the past three fiscal years. Additional impacts from the pandemic have caused us to experience higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, increased complexity and uncertainty around production planning and forecasting, and overall lower levels of efficiency in our production and distribution network, all of which has unfavorably impacted our operating results.

Inflation

The inflationary cost environment we experienced during fiscal 2022 resulted in significantly higher input costs for our business. During fiscal 2022, we experienced unprecedented inflationary pressures on commodities such as flour, oils, eggs, meats and dairy, in addition to notably higher costs for packaging, freight and warehousing, and labor. To help offset these cost headwinds, we implemented a series of pricing actions throughout fiscal 2022.

RESULTS OF OPERATIONS:

Fiscal Year 2022 (52 weeks) Compared to Fiscal Year 2021 (52 weeks)

Results of Consolidated Operations

Net sales increased $236.1 million, or 21%, to $1,380.7 million in fiscal 2022 from $1,144.6 million in fiscal 2021. The sales growth was largely driven by improved marketing, new customers, additional product placement, as well as a positive pricing environment. Additional benefits were seen from our recent acquisition, and to a lessor extent, from the comparative impact of the COVID-19 pandemic on fiscal 2022 sales compared with fiscal 2021 sales, with most of the latter comparative benefit reflected in our first quarter of fiscal 2022.

Gross profit as a percentage of sales increased to 26.8% in fiscal 2022 from 26.1% in fiscal 2021. Inflation continued to build over the year which significantly pressured margins. The impact was especially pronounced in key raw material purchases like flour, eggs, dairy, chocolates and meats, as well as packaging and fuel. Pricing actions that were implemented during fiscal 2022 helped to offset some of these significant cost pressures. Comparatively, the increase in gross profit percentage was largely attributable to the benefit of increased sales, as well as favorable product mix.

Total operating expenses increased $80.1 million to $307.8 million in fiscal 2022 and increased as a percentage of sales to 22.3% of sales from 19.9% in fiscal 2021. The increase reflects the significant impact of inflationary pressures across the majority of our cost line items including industry-wide freight and distribution cost increases, wage increases, and overall administrative expense increases.

Operating expenses included intangible asset impairment charges of $1.0 million in fiscal 2022 and $1.3 million in fiscal 2021. Marketing and selling expenses decreased to 6.6% this year from 6.8% of sales in fiscal 2021 driven by effective investment of marketing dollars aligned with sales recovery. Distribution expenses as a percent of sales increased to 11.6% from 9.5% in fiscal 2021 due to rising freight and fuel costs. Administrative expenses were 4.0% and 3.5% of sales in fiscal 2022 and fiscal 2021, respectively.

Operating income decreased $9.4 million or 13% to $61.8 million in fiscal year 2022 as a result of the aforementioned items.

Our investments generated before tax income of $1.0 million in fiscal 2022, down from $2.8 million in fiscal 2021 due to decreases in the amount of investments.

Our effective tax rate in fiscal 2022 was 23.5%. Our effective tax rate in fiscal 2021 year was 24.9%.

Net earnings decreased $8.4 million or 15%, in fiscal 2022 to $47.2 million, or $2.46 per diluted share, from $55.6 million or $2.91 per diluted share, in fiscal 2021 as a result of the aforementioned items.

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

Results of Operations - Segments

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

FOOD SERVICE

Sales to food service customers increased $147.7 million, or 20%, to $872.7 million in fiscal 2022. Soft pretzel sales to the food service market increased 18% to $205.8 million for the year. Frozen novelties sales increased $33.6 million, or 75%, to $78.2 million for the year, which included the benefit of the Company’s recent acquisition. Churro sales to food service customers were up 36% to $88.2 million for the year. Sales of bakery products increased $38.9 million, or 11%, to $381.5 million for the year. Handheld sales to food service customers were up 22% to $92.1 million in fiscal 2022. Sales of funnel cake increased $4.6 million, or 21% to $26.9 million.

Sales were up across most product lines as many of the venues and locations where our products are sold that were previously shut down or operating at reduced capacity in fiscal 2021 have mostly fully re-opened in fiscal 2022. Theaters and outdoor venues, including stadiums and amusement parks, as well as schools, restaurants and strategic accounts continued to experience an increase in visitation that drove strong sales in our core products. Additionally, sales across all of our product lines were favorably impacted by the positive pricing environment, and frozen novelties sales were also favorably impacted by our recent acquisition.

Sales of new products in the first twelve months since their introduction were approximately $4.6 million for the year. Operating income in our Food Service segment decreased from $39.2 million in fiscal 2021 to $18.5 million in fiscal 2022. The decrease in operating income was primarily due to the significant increase in ingredients, production and distribution costs year over year, as well as our ERP implementation which previously impacted our results in the fiscal second quarter.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $13.0 million or 7% to $197.9 million in fiscal year 2022. Soft pretzel sales to retail supermarkets were $61.9 million, an increase of $6.9 million, or 13%, from sales in fiscal 2021. Sales of frozen novelties increased $8.9 million or 9% to $108.9 million. Sales of biscuits and dumplings increased 2% to $24.7 million for the year. Handheld sales to retail supermarket customers decreased 26% to $5.6 million for the year.

Sales of new products in the first twelve months since their introduction were approximately $0.9 million in fiscal year 2022. Operating income in our Retail Supermarkets segment decreased from $25.9 million to $9.5 million for the year. The decreases in operating income were primarily attributable to higher cost of goods sold as well as higher shipping and distribution related costs.

FROZEN BEVERAGES

Total frozen beverage segment sales increased 32% to $310.0 million in fiscal 2022 and beverage sales increased 48% or $59.6 million for the year. Gallon sales increased 39% from last year. The increase in gallon sales reflects the strong demand across theaters, amusement parks, convenience and restaurants. In the amusement parks channel, we continue to see strong growth as both domestic and international visitation numbers continue to recover, and exceed, pre-COVID-19 levels. Theater sales continue on their upward trajectory as movie goers indulge in their favorite snacks and view highly anticipated movie releases. Service revenue increased 10% to $89.8 million for the year led by an acceleration in maintenance calls and additional growth in one of our larger customers, earlier in the fiscal year. Machines revenue, primarily sales of machines, increased from $27.0 million in fiscal 2021 to $33.6 million in fiscal 2022 driven mainly by growth from large quick service restaurant (QSR) and convenience customers.

The estimated number of Company-owned frozen beverage dispensers was 22,000 and 19,000 at September 24, 2022 and September 25, 2021, respectively. Our Frozen Beverage segment had operating income of $33.8 million in fiscal 2022 compared to $6.1 million in fiscal 2021 primarily a result of higher beverage sales volume which drove leverage across the business.

RESULTS OF OPERATIONS:

Fiscal Year 2021 (52 weeks) Compared to Fiscal Year 2020 (52 weeks)

Net sales increased $122.5 million, or 12%, to $1,144.6 million in fiscal 2021 from $1,022.0 million in fiscal 2020. As parts of the economy that impact our operations continued to open, sales for the year improved from a year ago.  Approximately 2/3 of the Company’s sales are to venues and locations that previously shut down or sharply curtailed their foodservice operations as a result of COVID-19.

FOOD SERVICE

Sales to food service customers increased $106.1 million, or 17%, to $725.0 million in fiscal 2021. Soft pretzel sales to the food service market increased 16% to $175.0 million for the year. Frozen novelties sales increased $9.4 million, or 27%, to $44.6 million for the year. Churro sales to food service customers were up 38% to $64.9 million for the year. Sales of bakery products increased $10.1 million, or 3%, to $342.6 million for the year. Handheld sales to food service customers were up 110% to $75.6 million in 2021. Sales of funnel cake increased $4.9 million, or 29% to $21.5 million. Sales were up across all product lines as many of the venues and locations where our products are sold that were previously shut down or operating at reduced capacity in 2020 have partially or fully re-opened in 2021.

Sales of new products in the first twelve months since their introduction were approximately $39 million for the year. Operating income in our Food Service segment increased from $6.5 million in 2020 to $39.2 million in 2021. The increase in operating income was primarily due to the increase in sales which improved margin efficiencies and expense leverage.

RETAIL SUPERMARKETS

Sales of products to retail supermarkets increased $7.7 million or 4% to $184.9 million in fiscal year 2021. Soft pretzel sales to retail supermarkets were $55.0 million, an increase of $5.8 million, or 12%, from sales in 2020. Sales of frozen novelties increased $11.3 million or 13% to $100.1 million. Sales of biscuits and dumplings decreased 15% to $24.2 million for the year. Handheld sales to retail supermarket customers decreased 38% to $7.6 million for the year.

Sales of new products in the first twelve months since their introduction were approximately $1 million in fiscal year 2021. Operating income in our Retail Supermarkets segment increased from $23.2 million to $25.9 million for the year primarily due to higher volume.

FROZEN BEVERAGES

Total frozen beverage segment sales increased 4% to $234.7 million in fiscal 2021 and beverage sales increased 16% or $17.5 million for the year. Gallon sales increased 16% from last year. Service revenue decreased 3% to $81.3 million for the year primarily due to the loss of a major customer in October 2020. Machines revenue, primarily sales of machines, decreased from $34.0 million in 2020 to $27.0 million in 2021 due to lower sales volumes with a major customer. Overall, sales in the frozen beverage segment grew as key amusement, convenience, restaurants, and retail venues returned to pre-COVID capacity in the second half of the year, which offset a slower recovery in the theater channel.

The estimated number of Company-owned frozen beverage dispensers was 19,000 and 27,000 at September 25, 2021 and September 26, 2020, respectively. Our Frozen Beverage segment had operating income of $6.1 million in 2021 compared to an operating loss of $12.5 million in 2020 primarily as a result of higher beverage sales volume due to COVID-19 recovery during 2021.

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

Total operating expenses increased $6.5 million to $227.7 million in fiscal 2021 but as a percentage of sales decreased to 19.9% of sales from 21.6% in 2020. Operating expenses this year included $1.3 million of intangible asset impairment charges and operating expenses in 2020 included $6.4 million of plant shutdown impairment costs for the shutdown of one of our manufacturing plants. Marketing and selling expenses decreased to 6.8% this year from 8.3% of sales in 2020 driven by effective investment of marketing dollars aligned with sales recovery. Distribution expenses as a percent of sales increased to 9.5% from 9.1% in 2020 due to rising freight and fuel costs. Administrative expenses were 3.5% and 3.6% of sales in 2021 and 2020, respectively.

Operating income increased $54.0 million or 314% to $71.2 million in fiscal year 2021 as a result of the aforementioned items.

Our investments generated before tax income of $2.8 million this year, down from $4.4 million last year due to decreases in the amount of investments and lower interest rates.

Our effective tax rate in our fiscal 2021 year was 24.9%. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state deferred taxes of approximately $2.2 million. Excluding this adjustment, our effective tax rate in our fiscal 2020 year was 25.0%.

Net earnings increased $37.3 million or 204%, in fiscal 2021 to $55.6 million, or $2.91 per diluted share, from $18.3 million or $0.96 per diluted share, in fiscal 2020 as a result of the aforementioned items.

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

On June 21, 2022, J & J Snack Foods Corp. and its wholly-owned subsidiary, DD Acquisition Holdings, LLC, completed the acquisition of one hundred percent (100%) of the equity interests of Dippin’ Dots Holding, L.L.C. (“Dippin’ Dots”) which, through its wholly-owned subsidiaries, owns and operates the Dippin’ Dots and Doc Popcorn businesses. The purchase price was approximately $223.6 million, consisting entirely of cash, and may be modified for certain customary post-closing purchase price adjustments.

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

Fiscal 2022 Compared to Fiscal 2021

	September 24,	September 25,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net earnings	$47,235	$55,607
Non-cash items in net income:
Depreciation of fixed assets	49,669	46,781
Amortization of intangibles and deferred costs	3,454	2,610
Intangible asset impairment charges	1,010	1,273
Losses (Gains) from disposals of property & equipment	220	(231)
Share-based compensation	4,269	4,199
Deferred income taxes	8,829	(2,896)
Loss (Gain) on marketable securities	315	(1,026)
Other	(95)	77
Changes in assets and liabilities, net of effects from purchase of companies	(88,844)	(4,895)
Net cash provided by operating activities	$26,062	$101,499

-	The increase in deferred income taxes was primarily related to increased deferred tax liabilities which arose in connection with overall depreciation related temporary differences, in fiscal year 2022.

-	Cash flows associated with changes in assets and liabilities, net effects from purchase of companies decreased in fiscal year 2022 largely due to the increase in accounts receivable, inventory, and prepaid balances. The accounts receivable balance increased primarily due to the overall increase in sales in our fourth quarter of fiscal 2022 compared with fiscal 2021. The inventory balance increased primarily due to inflationary pressures seen during fiscal 2022, as well as strategic decisions to store more finished goods. The prepaid balance increased primarily due to an increase in prepaid income taxes.

	September 24,	September 25,
	2022	2021
	(in thousands)
Cash flows from investing activities
Payments for purchases of companies, net of cash acquired	(221,301)	-
Purchases of property, plant and equipment	(87,291)	(53,578)
Proceeds from redemption and sales of marketable securities	12,026	60,891
Proceeds from disposal of property and equipment	399	2,435
Other	-	191
Net cash (used in) provided by investing activities	$(296,167)	$9,939

-	Payments for purchases of companies, net of cash acquired, in fiscal 2022 related to the Dippin’ Dots acquisition.
-	Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The increase in fiscal 2022 was primarily due to increased spend for new lines at various plants aimed at increasing capacity.
-

Proceeds from redemption and sales of marketable securities decreased in fiscal 2022 as in prior years, we strategically chose to no longer re-invest redeemed proceeds into marketable securities given the low interest rate environment.

	September 24,	September 25,
	2022	2021
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	16,160	20,256
Borrowings under credit facility	125,000	-
Repayment of borrowings under credit facility	(70,000)	-
Payments for debt issuance costs	(225)	-
Payments on finance lease obligations	(279)	(144)
Payment of cash dividends	(48,437)	(44,785)
Net cash provided by (used in) financing activities	$22,219	$(24,673)

-	Borrowings under credit facility in fiscal 2022 related to funding used to supplement available cash balances for the Dippin’ Dots acquisition.
-	Repayment of borrowings under credit facility in fiscal 2022 related to the cash paydown of borrowings, primarily resulting from the generation of operating cash subsequent to the acquisition.
-	Dividends paid during fiscal 2022 increased as our quarterly dividend was raised during fiscal 2022.

Liquidity

As of September 24, 2022, we had $35.2 million of cash and cash equivalents, and $9.7 million of marketable securities.

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175 million in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225 million or, $50 million plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 24, 2022, the Company is in compliance with all financial covenants of the Credit Agreement.

As of September 24, 2022, we had $55.0 million of outstanding borrowings drawn on the Amended Credit Agreement. As of September 24, 2022, we had $160.2 million of additional borrowing capacity, after giving effect to the $9.8 million of letters of credit outstanding.

The Company’s material cash requirements include the following contractual and other obligations:

Purchase Commitments

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 24, 2022, we have approximately $130 million of such commitments. The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Leases

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Our operating leases include leases for real estate from some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. As of September 24, 2022, we have operating lease payment obligations of $56.2 million, with $13.5 million payable within 12 months.

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for purchase commitments as of September 24, 2022.

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

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, allowance for doubtful receivables, valuation of goodwill and long-lived and intangible assets, insurance reserves, and income taxes and business combinations.

Revenue Recognition

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

Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for satisfying the performance obligations noted above. The transaction price is adjusted for estimates of known or expected variable consideration which includes sales discounts, trade promotions and certain other sales and customer incentives, including rebates and coupon redemptions. Variable consideration related to these programs is recorded as a reduction to revenue when the related revenue is recognized, and is recorded using the most likely amount method, with updates to estimates and related accruals of variable consideration occurring each period based on historical experience, changes in circumstances and other factors, including review of contractual pricing and rebate arrangements with customers.

We do not believe that there is a reasonable likelihood that there will be material change in the estimates or assumptions used to recognize revenue. As noted above, estimates are made based on historical experience and other factors. However, if the level of redemption rates or performance was to vary significantly from estimates, we may be exposed to gains or losses that could be material. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

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

We do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to value our accounts receivable. Since adoption of the new guidance on September 27, 2020, we have not made any material changes in the accounting methodology used to value accounts receivable.

Valuation of Goodwill

We have three reporting units with goodwill. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which are also the operating segment levels with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists. Our tests at September 24, 2022 show that the fair value of each of our reporting units with goodwill exceeded its carrying value by at least 50%. Therefore, no further analysis was required.

The inputs and assumptions used involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual performance of the reporting units could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition, and consumer preferences. We have not made any material changes in the accounting methodology used to value goodwill during the past three fiscal years.

Valuation of Long-Lived Assets and Other Intangible Assets

We record an impairment charge to property, plant and equipment and amortizing intangible assets in accordance with the applicable accounting standards, when, based on certain indicators of impairment, we believe such assets have experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of these underlying assets could result in losses or an inability to recover the carrying value of the asset that may not be reflected in the asset’s current carrying value, thereby possibly requiring impairment charges in the future.

Indefinite lived intangibles are reviewed annually for impairment. The fair value of our indefinite lived intangible assets is calculated principally using a relief from royalty valuation approach. We are required to make estimates and assumptions about sales growth, royalty rates, and discount rates based on budgets, business plans, economic projections, and marketplace data. Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the future economic and operating conditions.

We have not made any material changes in the accounting methodology used to evaluate impairment of long-lived assets and other intangibles during the last three fiscal years. While we believe we have made reasonable estimates and assumptions to calculate fair value of these assets, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in a material impairment of our long-lived assets and other intangibles.

Insurance Reserves

We have a self-insured medical plan which covers approximately 1,700 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. We maintain a spreadsheet that includes claims payments made each month according to the date the claim was incurred. This enables us to have an historical record of claims incurred but not yet paid at any point in the past. We then compare our accrued liability to the more recent claims incurred but not yet paid amounts and adjust our recorded liability up or down accordingly. Considering that we have stop loss coverage of $225,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability.

We self-insure, up to loss limits, workers’ compensation, automobile and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims-incurred basis. We estimate the liability based on total incurred claims and paid claims adjusting for loss development factors which account for the development of open claims over time. We estimate the amounts we expect to pay for some insurance years by multiplying incurred losses by a loss development factor which is based on insurance industry averages and the age of the incurred claims; our estimated liability is then the difference between the amounts we expect to pay and the amounts we have already paid for those years. Loss development factors that we use range from 1.0 to 2.0. However, for some years, the estimated liability is the difference between the amounts we have already paid for that year and the maximum we could pay under the program in effect for that particular year because the calculated amount we expect to pay is higher than the maximum. For other years, where there are few claims open, the estimated liability we record is the amount the insurance company has reserved for those claims. We evaluate our estimated liability on a continuing basis and adjust it accordingly. Due to the multi-year length of these insurance programs, there is exposure to claims coming in lower or higher than anticipated; however, due to constant monitoring and stop loss coverage of $350,000 on individual claims, we believe our exposure is not material. Because of the foregoing, we do not engage a third-party actuary to assist in this analysis.

We have not made any material changes in the accounting methodology used to establish our self-insurance liability during the past three fiscal years. We do not believe that there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to calculate our self-insurance liability. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material.

Income Taxes

The annual tax rate is based on our income and statutory tax rates. Changes in statutory rates and tax laws in jurisdictions in which we operate may have a material effect on our annual tax rate. The effect of these changes, if any, would be recognized as a discrete item upon enactment.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

We have not made any material changes in the accounting methodology used to account for income taxes during the past three fiscal years. Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Other than those potential impacts, we do not believe there is a reasonable likelihood that there will be a material change in tax related balances.

Business Combinations

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. We use various models to value assets acquired and liabilities assumed, such as the net realizable value method to value inventory, and the cost method and market approach to value property, plant and equipment. The determination of the fair value of intangible assets, which can represent a significant portion of the purchase price of our acquisitions, requires the use of significant judgement with regard to the fair value, and whether such intangibles are amortizable or non-amortizable and, if the former, the period and method by which the intangible will be amortized. We estimate the fair value of acquisition-related intangibles either through the relief of royalty method or multi-period excess earnings method, or based on projections of cash flows that will arise from identifiable intangible assets of acquired businesses, which includes estimate of customer attrition. The projected cash flows are discounted to determine the present value of the assets at the date of acquisition. For significant acquisitions, we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed.

We have not made any material changes in the accounting methodology used to account for business combinations during the past three fiscal years.  We do not believe that there is a reasonable likelihood that there will be a material change in the estimate or assumptions used to determine the fair value of assets acquired or liabilities assumed in a business combination. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment charges that could be material.

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading purpose is in the best interest of the Company and its shareholders. As of September 24, 2022, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 24, 2022, the Company had variable rate debt of $55.0 million with a weighted average interest rate of 3.87%. If borrowing rates were to increase 1% above the current rates, it would increase interest expense by $0.6 million on an annual basis.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 24, 2022, because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended for financial reporting, as of September 24, 2022. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 24, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 24, 2022, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2022, the Company completed the acquisition of Dippin’ Dots. In accordance with guidance issued by the SEC, recently acquired businesses may be excluded from management’s assessment of the effectiveness of the Company’s internal control over financial reporting in the year of acquisition. Accordingly, management excluded the Dippin’ Dots acquisition from management’s assessment of the effectiveness of the Company’s internal control over financial reporting from the June 21, 2022 acquisition date, which excluded total assets and total net revenues representing approximately 5% and 3%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended September 24, 2022.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 24, 2022. Their report, dated November 22, 2022, expressed an unqualified opinion on our internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.	Other Information

There was no information required on Form 8-K during the quarter that was not reported.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Election of Directors,” “Biographical Information about the Nominees and Directors,” “Board Committees” and “Executive Officers” contained in our Proxy Statement for our Annual Meeting of Shareholders to be held on February 14, 2023 (the “Proxy Statement”).

The information relating to the identification of the audit committee, audit committee financial expert and director nomination procedures of the registrant is incorporated by reference from the information under the captions “The Audit Committee” and “The Nominating Committee” contained in the Proxy Statement.

The information concerning Section 16(a) Compliance appearing under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated herein by reference.

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company’s principal executive officer and senior financial officers. The Company has also adopted a Code of Business Conduct and Ethics which applies to all employees. The Company will furnish any person, without charge, a copy of the Code of Ethics upon written request to J & J Snack Foods Corp., 6000 Central Highway, Pennsauken, New Jersey 08109, Attn: Michael A. Pollner, Senior Vice President, General Counsel and Secretary. A copy of the Code of Ethics can also be found on our website at www.jjsnack.com. Any waiver of any provision of the Code of Ethics granted to the principal executive officer or senior financial officer may only be granted by a majority of the Company’s disinterested directors. If a waiver is granted, information concerning the waiver will be posted on our website www.jjsnack.com for a period of 12 months.

Item 11.	Executive Compensation

Information concerning executive compensation appearing in the Company’s 2022 Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and the information concerning equity compensation plans appearing in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships And Related Transactions, and Director Independence

The information set forth in the Proxy Statement under the captions “Certain Relationships” and “Director Independence” is incorporated herein by reference.

Item 14.	Principal Accountant Fees And Services

The information set forth in the Proxy Statement under the captions “Ratification of Independent Registered Public Accounting Firm” and “Fees of Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

2.1

Securities Purchase Agreement, by and among the Company, DD Acquisition Holdings, LLC, Dippin’ Dots Holding, L.L.C., Fischer Industries, L.L.C, Stephen Scott Fischer Revocable Trust, Stephen Scott Fischer Exempt Trust, Mark A. Fischer 1994 Trust, Susan L. Fischer 1994 Trust, Christy Fischer Speakes Exempt Trust, Mark A. Fischer, as the Seller Representative, and Cryogenics Processors, LLC (Incorporated by reference from the Company’s Form 8-K filed May 20, 2022).

3.1**

Amended and Restated Certificate of Incorporation of J & J Snack Foods Corp.

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Form 8-K filed June 24, 2022).

3.3

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

4.6

Second Amended and Restated Credit Agreement (Incorporated by reference from the Company’s Form 10-Q dated February 2, 2022).

4.7

Amendment No. 1 to the Second Amended and Restated Credit Agreement (Incorporated by reference to the Company’s Form 8-K filed on June 24, 2022).

4.8**

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*
J & J Snack Foods Corp. Amended and Restated Long-Term Incentive Plan (Incorporated by referenced from the Company’s Form 8-K filed on February 12, 2021).

10.2*
J & J Snack Foods Corp. Stock Option Plan (Incorporated by reference from the Company’s Definitive Proxy Statement dated December 22, 2017).

10.3*
Inducement Restricted Stock Award Agreement (Incorporated by reference from the Company’s Form 8-K filed on October 26, 2020).

10.4*

Form of Performance Share Unit Agreement (Incorporated by reference from the Company’s Form 8-K filed on January 26, 2022).

10.5*

Form of Service Share Unit Agreement (Incorporated by reference from the Company’s Form 8-K filed on January 26, 2022).

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 24, 2022, formatted in iXBRL (Inline extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows,
(v)	Consolidated Statement of Changes in Stockholders' Equity and
(vi)	The Notes to the Consolidated Financial Statements

104

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________

*Compensatory Plan

**Filed Herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

J & J SNACK FOODS CORP.

November 22, 2022	By:	/s/ Dan Fachner
Dan Fachner,
Chief Executive Officer
and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 22, 2022	/s/ Dan Fachner
Dan Fachner,
Chief Executive Officer, President and Director
(Principal Executive Officer)

November 22, 2022	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

November 22, 2022
Gerald B. Shreiber, Chairman of the Board and Director

November 22, 2022	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 22, 2022	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 22, 2022	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

November 22, 2022	/s/ Marjorie S. Roshkoff
Marjorie S. Roshkoff, Director

November 22, 2022	/s/ Roy C. Jackson
Roy C. Jackson, Director

November 22, 2022	/s/ Mary M. Meder
Mary M. Meder, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Food Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 24, 2022 and September 25, 2021, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 24, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2022 and September 25 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 24, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 22, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified the estimation of certain subsidiaries’ reserves for these net revenue adjustments by management as a critical audit matter because the inputs and assumptions utilized by management in estimating these reserves, including consistency of historical data and estimates of future customer credits, require significant judgment and create a high degree of estimation uncertainty. Consequently, auditing these assumptions require subjective auditor judgment.

Our audit procedures related to the estimation of the reserves included the following, among others:

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

●	We re-performed management’s process for calculating the reserves for net revenue adjustments.

●	We evaluated key inputs relevant to the net revenue adjustments, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents. We evaluated key assumptions relevant to net revenue adjustments, including the consistency of historical data and estimates of future customer credits.

●

We considered transactions subsequent to year end occurring up to the date of our auditor’s opinion, which involved inspecting customer credits and relevant source documents submitted by customers in conjunction with the allowance, including end-user pricing adjustments.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1984.

Philadelphia, Pennsylvania

November 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J&J Snack Foods Corp. (a New Jersey Corporation) and subsidiaries (the “Company”) as of September 24, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 24, 2022, and our report dated November 22, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Dippin’ Dots Holding, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 5% and 3% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 24, 2022. As indicated in Management’s Report, Dippin’ Dots Holding, LLC was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Dippin’ Dots Holdings, LLC.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 22, 2022

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 24,	September 25,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$35,181	$283,192
Marketable securities held to maturity	4,011	7,980
Accounts receivable, net	208,178	162,939
Inventories	180,473	123,160
Prepaid expenses and other	16,794	7,498
Total current assets	444,637	584,769

Property, plant and equipment, at cost	860,050	757,242
Less accumulated depreciation and amortization	524,683	490,055
Property, plant and equipment, net	335,367	267,187

Other assets
Goodwill	184,420	121,833
Other intangible assets, net	191,732	77,776
Marketable securities held to maturity	-	4,047
Marketable securities available for sale	5,708	10,084
Operating lease right-of-use assets	51,137	54,555
Other	3,965	1,968
Total other assets	436,962	270,263
Total Assets	$1,216,966	$1,122,219

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$124	$182
Accounts payable	108,146	96,789
Accrued insurance liability	15,678	16,260
Accrued liabilities	9,214	10,955
Current operating lease liabilities	13,524	13,395
Accrued compensation expense	21,700	17,968
Dividends payable	13,453	12,080
Total current liabilities	181,839	167,629

Long-term debt	55,000	-
Noncurrent finance lease liabilities	254	392
Noncurrent operating lease liabilities	42,660	46,557
Deferred income taxes	70,407	61,578
Other long-term liabilities	3,637	409

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,219,000 and 19,084,000 respectively	94,026	73,597
Accumulated other comprehensive loss	(13,713)	(13,383)
Retained Earnings	782,856	785,440
Total stockholders' equity	863,169	845,654
Total Liabilities and Stockholders' Equity	$1,216,966	$1,122,219

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

Fiscal Year Ended

	September 24,	September 25,	September 26,
	2022	2021	2020
	(52 weeks)	(52 weeks)	(52 weeks)

Net Sales	$1,380,656	$1,144,579	$1,022,038
Cost of goods sold	1,011,014	845,651	783,611
Gross Profit	369,642	298,928	238,427

Operating expenses
Marketing and selling	91,636	77,922	84,977
Distribution	159,637	108,297	92,759
Administrative	55,189	40,538	36,747
Intangible asset impairment charges	1,010	1,273	-
Plant shutdown impairment costs	-	-	6,387
Other expense	371	(320)	363
Total operating expenses	307,843	227,710	221,233
Operating Income	61,799	71,218	17,194

Other income (expenses)
Investment income	980	2,815	4,356
Interest expense & other	(1,025)	(7)	(84)

Earnings before income taxes	61,754	74,026	21,466

Income taxes	14,519	18,419	3,161

NET EARNINGS	$47,235	$55,607	$18,305

Earnings per diluted share	$2.46	$2.91	$0.96

Weighted average number of diluted shares	19,213	19,133	19,032

Earnings per basic share	$2.47	$2.92	$0.97

Weighted average number of basic shares	19,148	19,013	18,901

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended

	September 24,	September 25,	September 26,
	2022	2021	2020
	(52 weeks)	(52 weeks)	(52 weeks)

Net Earnings	$47,235	$55,607	$18,305

Foreign currency translation adjustments	(330)	2,204	(2,599)
Total Other Comprehensive (Loss) Income, net of tax	(330)	2,204	(2,599)

Comprehensive Income	$46,905	$57,811	$15,706

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 28, 2019	18,895	$45,744	$(12,988)	$800,995	$833,751
Issuance of common stock upon exercise of stock options	73	6,406	-	-	6,406
Issuance of common stock for employee stock purchase plan	12	1,495	-	-	1,495
Foreign currency translation adjustment	-	-	(2,599)	-	(2,599)
Issuance of common stock under deferred stock plan	1	91	-	-	91
Dividends declared	-	-	-	(43,483)	(43,483)
Share-based compensation	-	4,504	-	-	4,504
Repurchase of common stock	(66)	(8,972)	-	-	(8,972)
Net earnings	-	-	-	18,305	18,305

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498
Issuance of common stock upon exercise of stock options	158	18,739	-	-	18,739
Issuance of common stock for employee stock purchase plan	11	1,391	-	-	1,391
Foreign currency translation adjustment	-	-	2,204	-	2,204
Dividends declared	-	-	-	(45,984)	(45,984)
Share-based compensation	-	4,199	-	-	4,199
Net earnings	-	-	-	55,607	55,607

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654
Issuance of common stock upon exercise of stock options	119	14,124	-	-	14,124
Issuance of common stock for employee stock purchase plan	16	2,036	-	-	2,036
Foreign currency translation adjustment	-	-	(330)	-	(330)
Dividends declared	-	-	-	(49,819)	(49,819)
Share-based compensation	-	4,269	-	-	4,269
Net earnings	-	-	-	47,235	47,235

Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended

	September 24,	September 25,	September 26,
	2022	2021	2020
	(52 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$47,235	$55,607	$18,305
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	49,669	46,781	49,830
Amortization of intangibles and deferred costs	3,454	2,610	3,218
Intangible asset impairment charges	1,010	1,273	-
Losses (Gains) from disposals of property & equipment	220	(231)	(303)
Plant shutdown impairment costs	-	-	6,387
Share-based compensation	4,269	4,199	4,595
Deferred income taxes	8,829	(2,896)	2,622
Loss (Gain) on marketable securities	315	(1,026)	882
Other	(95)	77	296
Changes in assets and liabilities, net of effects from purchase of companies
(Increase) decrease in accounts receivable	(32,778)	(35,755)	14,580
(Increase) decrease in inventories	(49,431)	(14,155)	7,877
(Increase) decrease in prepaid expenses	(9,343)	9,629	(11,366)
Increase (decrease) in accounts payable and accrued	2,708	35,386	(4,780)
Net cash provided by operating activities	26,062	101,499	92,143

Investing activities:
Payments for purchases of companies, net of cash acquired	(221,301)	-	(57,212)
Purchases of property, plant and equipment	(87,291)	(53,578)	(57,817)
Purchases of marketable securities	-	-	(6,103)
Proceeds from redemption and sales of marketable securities	12,026	60,891	73,226
Proceeds from disposal of property and equipment	399	2,435	3,593
Other	-	191	(150)
Net cash (used in) provided by investing activities	(296,167)	9,939	(44,463)

Financing activities:
Payments to repurchase common stock	-	-	(8,972)
Proceeds from issuance of stock	16,160	20,256	7,901
Borrowings under credit facility	125,000	-	-
Repayment of borrowings under credit facility	(70,000)	-	-
Payments for debt issuance costs	(225)	-	-
Payments on finance lease obligations	(279)	(144)	(340)
Payment of cash dividends	(48,437)	(44,785)	(42,053)
Net cash provided by (used in) financing activities	22,219	(24,673)	(43,464)

Effect of exchange rates on cash and cash equivalents	(125)	618	(802)

Net (decrease) increase in cash and cash equivalents	(248,011)	87,383	3,414

Cash and cash equivalents at beginning of period	283,192	195,809	192,395

Cash and cash equivalents at end of period	$35,181	$283,192	$195,809

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (the Company) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the food service and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our fiscal years 2022, 2021 and 2020 comprise 52 weeks.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $14.7 million at September 24, 2022 and $14.6 million at September 25, 2021.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Fiscal Year Ended
	September 24,	September 25,
	2022	2021
	(in thousands)

Beginning Balance	$1,097	$1,327
Additions to contract liability	9,163	5,544
Amounts recognized as revenue	(5,334)	(5,774)
Ending Balance	$4,926	$1,097

Disaggregation of Revenue

See Note N for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $2.2 million and $1.4 million on September 24, 2022 and September 25, 2021, respectively.

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

We maintain cash balances at financial institutions located in various states. We have cash balances at six banks totaling approximately $13 million that is in excess of federally insured limits.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 33 customers with accounts receivable balances of between $1 million and $10 million and five customers with a balance greater than $10 million, with the largest being approximately $23 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2022, 2021 and 2020, respectively, with our largest customer accounting for 8% of our sales in 2022, 11% of our sales in 2021 and 13% of our sales in 2020. Six of the ten customers are food distributors who sell our product to many end users.

About 26% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2022, 2021 or 2020.

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for doubtful accounts. At September 24, 2022 and September 25, 2021, our accounts receivables were $208.2 million and $162.9 million, net of an allowance for doubtful accounts of $2.2 million and $1.4 million. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at September 24, 2022 consists of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in investment income. The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

9.	Depreciation and Amortization

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. We review our equipment and buildings to ensure that they provide economic benefit and are not impaired.

Amortization of leasehold improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, technology, non-compete agreements, and franchise agreements and certain tradenames are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

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

As of September 24, 2022 and September 25, 2021, the total amount of gross unrecognized tax benefits is $0.3 million and $0.3 million, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of September 24, 2022 and September 25, 2021, we had $0.3 million of accrued interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 25, 2021	$343
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 24, 2022	$343

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate in fiscal 2022 was 23.5%. Our effective tax rate in our fiscal 2021 year was 24.9%. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state deferred taxes and provision to return adjustments of approximately $2.2 million. Excluding these benefits, our effective tax rate in our fiscal 2020 year was 25.0%.

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

Our calculation of EPS is as follows:

	Fiscal Year Ended September 24, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$47,235	19,148	$2.47

Effect of dilutive securities
Options	$-	65	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$47,235	19,213	$2.46

287,558 anti-dilutive shares have been excluded in the computation of 2022 diluted EPS.

	Fiscal Year Ended September 25, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$55,607	19,013	$2.92

Effect of dilutive securities
Options	$-	120	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$55,607	19,133	$2.91

284,480 anti-dilutive shares have been excluded in the computation of 2021 diluted EPS.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended September 26, 2020
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$18,305	18,901	$0.97

Effect of dilutive securities
Options	$-	131	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$18,305	19,032	$0.96

341,849 anti-dilutive shares have been excluded in the computation of 2020 diluted EPS.

13.	Accounting for Stock-Based Compensation

At September 24, 2022, the Company has three stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended

	September 24,	September 25,	September 26,
	2022	2021	2020
	(in thousands)

Stock options	$2,407	$2,265	$2,874
Stock purchase plan	389	573	390
Stock issued to an outside director	-	44	66
Restricted stock issued to employees	538	93	-
Performance stock issued to employees	-	-	-
Total share-based compensation	$3,334	$2,975	$3,330

The above compensation is net of tax benefits	$935	$1,224	$1,265

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in fiscal 2022, 2021 and 2020: expected volatility of 25.8% for both fiscal years 2022 and 2021, and 17.4% for fiscal year 2020; weighted average risk-free interest rates of 0.8%, 0.8% and 0.3%; dividend rate of 1.6%, 1.4% and 1.8% and expected lives ranging between 4 and 10 years for all years.

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

The Company issued 9,200 service share units (“RSU”)’s in fiscal 2022. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in fiscal 2021or fiscal 2020.

The Company also issued 8,868 performance share units (“PSU”)’s in fiscal 2022. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. No such PSU’s were issued in fiscal 2021 or fiscal 2020.

14.	Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $7.0 million, $4.9 million, and $6.5 million for the fiscal years 2022, 2021 and 2020, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 24, 2022, we have approximately $130 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $0.7 million, $0.6 million and $0.7 million for the fiscal years 2022, 2021 and 2020, respectively.

17.	Recent Accounting Pronouncements

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

The purchase price allocations for these two acquisitions are as follows:

ICEE Distributors LLC and BAMA ICEE Purchase Price Allocation

	ICEE	BAMA
	Distributors	ICEE	Total
	(in thousands)

Accounts Receivable, net	$721	$71	$792
Inventories	866	77	943
Property, plant & equipment, net	4,851	1,722	6,573
Customer Relationships	569	133	702
Distribution rights	22,400	6,800	29,200
Goodwill	15,773	3,549	19,322
Total assets acquired	45,180	12,352	57,532
Accounts Payable	(210)	(110)	(320)
Purchase Price	$44,970	$12,242	$57,212

The goodwill and intangible assets acquired in the business combinations are recorded at estimated fair value. To measure fair value for such assets, we use techniques including discounted expected future cash flows (Level 3 input). The goodwill recognized is attributable to the assembled workforce of each acquired business and certain other strategic intangible assets that do not meet the requirements for recognition separate and apart from goodwill. Acquisition costs of $0.1 million are included in other general expense for the year ended September 26, 2020.

On June 21, 2022, J & J Snack Foods Corp. and its wholly-owned subsidiary, DD Acquisition Holdings, LLC, completed the acquisition of one hundred percent (100%) of the equity interests of Dippin’ Dots Holding, L.L.C. (“Dippin’ Dots”) which, through its wholly-owned subsidiaries, owns and operates the Dippin’ Dots and Doc Popcorn businesses. The purchase price was approximately $223.6 million, consisting entirely of cash, and may be modified for certain customary post-closing purchase price adjustments.

Dippin’ Dots is a leading producer of flash-frozen beaded ice cream treats, and the acquisition will leverage synergies in entertainment and amusement locations, theaters, and convenience to continue to expand our business. The acquisition also includes the Doc Popcorn business operated by Dippin’ Dots.

The financial results of Dippin’ Dots have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings of Dippin’ Dots since the date of acquisition were $33.7 million and $6.6 million for the year ended September 24, 2022. Dippin’ Dots is reported as part of our Food Service segment. Acquisition costs of $3.1 million were included within Administrative expenses for the year ended September 24, 2022.

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

In fiscal year 2022, we recorded measurement period adjustments to the estimated fair values initially recorded on June 21, 2022, which resulted in an increase to Property, plant, and equipment, net of $6.5 million, and reductions in Goodwill, Identifiable intangible assets, and Inventories of $4.0 million, $2.2 million, and $0.3 million, respectively. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date and did not have a material impact on our consolidated statement of income for the year ended September 24, 2022.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

Preliminary Dippin' Dots Purchase Price Allocation (1)

	Preliminary Value
	as of acquisition
	date (as previously	Measurement
	reported as of	Period
	June 25,2022)	Adjustment	As Adjusted
	(in thousands)

Cash and cash equivalents	$2,259		$2,259
Accounts receivable, net	12,257		12,257
Inventories	8,812	(301)	8,511
Prepaid expenses and other	1,215		1,215
Property, plant and equipment, net	24,622	6,548	31,170
Intangible assets	120,400	(2,200)	118,200
Goodwill (2)	66,634	(4,047)	62,587
Operating lease right-of-use assets	3,514		3,514
Other noncurrent assets	243		243
Total assets acquired	239,956	-	239,956
Liabilities assumed:
Current lease liabilities	619		619
Accounts payable	6,005		6,005
Other current liabilities	3,532		3,532
Noncurrent lease liabilities	2,954		2,954
Other noncurrent liabilities	3,285		3,285
Total liabilities acquired	16,395	-	16,395
Purchase price	$223,561	$-	$223,561

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

Acquired Intangible Assets

		(in thousands)
	Weighted average	June 21,
	life (years)	2022
Amortizable
Trade name	indefinite	$76,900
Developed technology	10	22,900
Customer relationships	10	9,900
Franchise agreements	10	8,500
Total acquired intangible assets		$118,200

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

Dippin' Dots Results Included in the Company's Consolidated Results

Fiscal year ended
September 24,
2022
(in thousands)

Net sales	$33,734
Net earnings	4,859

J & J Snack Foods Corp and Dippin' Dots Unaudited Pro Forma Combined Financial Information

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(in thousands)

Net sales	1,428,505	1,209,055
Net earnings	49,191	61,001

Earnings per diluted share	$2.56	$3.19
Weighted average number of diluted shares	19,213	19,133

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

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate bonds	$4,011	$-	$21	$3,990
Total marketable securities held to maturity	$4,011	$-	$21	$3,990

The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$742	$2,846
Preferred Stock	2,816	46	-	2,862
Total marketable securities available for sale	$6,404	$46	$742	$5,708

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The mutual funds presently generate income of about 3.7% per year. We have invested $3 million in Fixed-to-Floating Perpetual Preferred Stock which generates fixed income to call dates in 2025 and then income is based on a spread above LIBOR if the securities are not called. The annual yield from these investments is presently 5.5%, of which 50% is not subject to income tax. The mutual funds and the Fixed-to-Floating Perpetual Preferred Stock investment securities do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. We have invested $4.0 million in corporate bonds which generate fixed income to maturity dates in 2022 through 2023, with $4.0 million maturing prior to the end of our fiscal year 2023. The bonds presently generate income of about 3.3% per year based on purchase price. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 24, 2022 and September 25, 2021 are summarized as follows:

	September 24, 2022		September 25, 2021

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$4,011	$3,990	$7,980	$8,080
Due after one year through five years	-	-	4,047	4,052
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$4,011	$3,990	$12,027	$12,132
Less current portion	4,011	3,990	7,980	8,080
Long term held to maturity securities	$-	$-	$4,047	$4,052

Proceeds from the sale and redemption of marketable securities were $12.0 million, $60.9 million, and $73.2 million in the years ended September 24, 2022, September 26, 2021, and September 26, 2020, respectively; with a loss of $0.3 million in 2022, a gain of $0.2 million in 2021 and a gain of $0.1 million in 2020. We use the specific identification method to determine the cost of securities sold. An unrealized loss of $0.3 million and an unrealized gain of $0.8 million were recorded in 2022 and 2021, respectively.

Total marketable securities held to maturity as of September 24, 2022 with credit ratings of BBB/BB/B had an amortized cost basis totaling $4.0 million. This rating information was obtained September 30, 2022.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INVENTORIES

Inventories consist of the following:

	September 24,	September 25,
	2022	2021
	(in thousands)

Finished goods	$86,464	$49,756
Raw materials	41,505	29,529
Packaging materials	16,637	11,168
Equipment parts and other	35,867	32,707
Total inventories	$180,473	$123,160

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

			Estimated
	September 24,	September 25,	Useful Lives
	2022	2021	(in years)
	(in thousands)

Land	$3,714	$2,494		-
Buildings	34,232	26,582	15	-	39.5
Plant machinery and equipment	374,566	343,716	5	-	20
Marketing equipment	274,904	258,624	5	-	7
Transportation equipment	11,685	10,315		5
Office equipment	45,865	34,648	3	-	5
Improvements	49,331	45,578	5	-	20
Construction in Progress	65,753	35,285		-
	860,050	757,242
Less accumulated depreciation and amortization	524,683	490,055
Property, plant and equipment, net	$335,367	$267,187

Depreciation expense was $49.7 million, $46.8 million, and $49.8 million for fiscal years 2022, 2021 and 2020, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our reportable segments are Food Service, Retail Supermarket and Frozen Beverages.

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 24, 2022		September 25, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,872	$-	$10,408	$812

Amortized intangible assets
Non compete agreements	670	670	670	670
Franchise agreements	8,500	212	-	-
Customer relationships	22,900	7,790	13,000	6,188
Technology	23,110	576	-	-
License and rights	1,690	1,481	1,690	1,396
TOTAL FOOD SERVICE	$142,742	$10,729	$25,768	$9,066

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$12,777	$461

Amortized intangible Assets
Trade names	649	649	649	649
Customer relationships	7,907	6,693	7,907	5,931
TOTAL RETAIL SUPERMARKETS	$20,494	$7,342	$21,333	$7,041

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	545	1,439	400
Licenses and rights	1,400	1,142	1,400	1,072
TOTAL FROZEN BEVERAGES	$48,254	$1,687	$48,254	$1,472

CONSOLIDATED	$211,490	$19,758	$95,355	$17,579

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Licenses and rights, customer relationships, franchise agreements, technology and non-compete agreements are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

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

In connection with our annual impairment assessment conducted during the fourth quarter of 2022, we determined that the carrying amounts of three trade names exceeded their fair value as of September 24, 2022. As a result, the Company recorded an indefinite lived intangible asset impairment charge of $1.0 million in the fourth quarter of 2022. The intangible asset impairment charge is reflected in Intangible asset impairment charges in the Consolidated Statements of Earnings. Of the total impairment charge, $0.6 million related to trade names in the Food Service segment and $0.4 million related to trade names in the Retail Supermarket segment.

In fiscal year 2022, intangible assets of $118.2 million were added in the food service segment from the acquisition of Dippin’ Dots in the quarter ended June 25, 2022. There were no intangible assets acquired in fiscal year 2021. In fiscal year 2020, intangible assets of $23.0 million were added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $6.9 million from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.

Aggregate amortization expense of intangible assets for the fiscal years 2022, 2021 and 2020 was $3.5 million, $2.6 million, and $3.2 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $6.7 million in 2023, $6.4 million in 2024, $5.8 million in 2025 and 2026, and $4.8 million in 2027.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
September 24, 2022	$123,776	$4,146	$56,498	$184,420

September 25, 2021	$61,189	$4,146	$56,498	$121,833

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible assets. Goodwill is not amortized but is evaluated annually at year end by management for impairment. Our impairment analysis for 2022, 2021 and 2020 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples. Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as: annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples. There were no impairment charges in 2022, 2021 and 2020.

In fiscal year 2022, goodwill of $62.6 million was added in the food service segment from the acquisition of Dippin’ Dots in the quarter ended June 25, 2022. No goodwill was acquired in fiscal years 2021. In fiscal year 2020, goodwill of $15.8 million was added in the frozen beverages segment from the acquisition of ICEE Distributors in the quarter ended December 28, 2019 and $3.5 million from the acquisition of BAMA ICEE in the quarter ended March 28, 2020.

NOTE G – LONG-TERM DEBT

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 24, 2022, the Company is in compliance with all financial covenants of the Credit Agreement.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175 million in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225 million or, $50 million plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

As of September 24, 2022, $55.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 3.87%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of September 24, 2022, the amount available under the Amended Credit Agreement was $160.2 million, after giving effect to the outstanding letters of credit. As of September 25, 2021, there were no outstanding balances under the Credit Agreement.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 24,	September 25,	September 26,
	2022	2021	2020
	(in thousands)

Current
U.S. Federal	(374)	$13,964	$1,992
Foreign	2,854	860	193
State	3,210	6,431	(1,517)
Total current expense	5,690	21,255	668

Deferred
U.S. Federal	10,834	$(145)	$3,139
Foreign	(394)	(353)	(536)
State	(1,611)	(2,338)	(110)
Total deferred (benefit) expense	8,829	(2,836)	2,493
Total expense	$14,519	$18,419	$3,161

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for the fiscal years ended 2022, 2021 and 2020 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 24,	September 25,	September 26,
	2022	2021	2020
	(in thousands)

Income taxes at federal statutory rates	$12,968	$15,545	$4,508
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	1,261	3,233	(1,285)
Share-based compensation	162	(124)	(183)
Other, net	128	(235)	121
Income tax expense	$14,519	$18,419	$3,161

Our effective tax rate in fiscal 2022 was 23.5%. Our effective tax rate in our fiscal 2021 year was 24.9%. Net earnings for the 2020 year benefited from a reduction in income tax expense related to state deferred taxes and provision to return adjustments of approximately $2.2 million. Excluding these benefits, our effective tax rate in our fiscal 2020 year was 25.0%.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following:

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(in thousands)

Deferred tax assets:
Vacation accrual	$1,321	$1,359
Capital loss carry forwards	17	14
Unrealized gains/losses	504	598
Insurance accrual	3,614	3,918
Operating lease liabilities	14,521	16,235
Deferred income	10	30
Allowances	2,598	2,155
Inventory capitalization	1,620	1,108
Share-based compensation	1,680	1,754
Net operating loss	538	617
Payroll tax accrual	1,142	2,307
Foreign tax credit	404	404
Total deferred tax assets	27,969	30,499
Valuation allowance	(521)	(612)
Total deferred tax assets, net	27,448	29,887

Deferred tax liabilities:
Amortization of goodwill and other intangible assets	32,680	31,540
Depreciation of property, plant and equipement	51,972	44,924
Right-of-use assets	13,058	14,773
Accounting method change 481(a)	145	228
Total deferred tax liabilities	97,855	91,465
Total deferred tax liabilities, net	$70,407	$61,578

As of September 24, 2022, we have federal and state capital loss carry forwards of approximately $2.0 million primarily from the sale of marketable securities in fiscal year 2017 and unrealized losses incurred in fiscal years 2019 and 2020. These carry forwards began to expire in fiscal 2021. Except for current year usage, we have no foreseeable capital gains that would allow us to use this asset. Accordingly, we have recorded a valuation allowance for the full amount of this deferred tax asset.

As of September 24, 2022, we have a federal net operating loss carry forward of approximately $2.5 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $0.4 million and will expire in 2033. We have determined there are no limitations to the total use of this tax asset and accordingly, have not recorded a valuation allowance for this deferred tax asset.

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

The Coronavirus, Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020, which introduced and revised numerous provisions including a technical correction to qualified improvement property for assets placed in service after 2017 through 2022 to allow for immediate depreciation to be claimed on these assets and the deferral of employer’s share of certain payroll taxes. As a result of the CARES Act, we deferred $4.3 million of payroll taxes as of September 24, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA made several changes to the U.S. tax code effective after December 31, 2022, including, but not limited to, a 15% minimum tax on large corporations with average annual financial statement income of more than $1 billion for a three tax-year period and a 1% excise tax on public company stock buybacks, which will be accounted for in treasury stock. We do not expect these changes to have a material impact on our provision for income taxes or financial statements.

NOTE I ‑ COMMITMENTS

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $13.7 million and $14.5 million at September 24, 2022 and September 25, 2021, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At September 24, 2022 and at September 25, 2021, we had outstanding letters of credit totaling $9.8 million and $9.3 million, respectively.

We have a self-insured medical plan which covers approximately 1,700 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 24, 2022 and September 25, 2021 was $1.8 million and $1.8 million, respectively.

NOTE J ‑ CAPITAL STOCK

In our fiscal year ended September 26, 2020, we purchased and retired 65,648 shares of our common stock at a cost of $9.0 million.

We did not purchase any shares of our common stock in our fiscal years ended September 25, 2021 and September 24, 2022.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – STOCK-BASED COMPENSATION

We have a Long-Term Incentive Plan (the “Plan”). Pursuant to the Plan, stock options, which qualify as incentive stock options as well as stock options which are nonqualified, restricted stock units, and performance awards may be granted to officers and our key employees.

The exercise price of incentive stock options is at least the fair market value of the common stock on the date of grant. The exercise price for nonqualified options is determined by a committee of the Board of Directors. The options are generally exercisable after three years and expire no later than ten years from date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. Forfeitures are recognized as they occur.

Each restricted stock unit granted will be the equivalent in value to one share of common stock, and grants will generally vest over three years, with thirty-three and one-third percent (33%) of the award vesting every 12 months from the date of the award. The fair value of the grant is determined based upon the closing price of the Company’s stock on the date of grant.

Performance awards may include (i) specific dollar-value target awards, (ii) performance units, or (iii) performance shares. The vesting of performance based awards, if any, is dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested units will expire, and any accrued expense will be reversed. The fair value of the grant is determined based upon the closing price of the Company’s stock on the date of grant.

There are approximately 91,000 shares reserved under the Plan for which options, restricted stock units, and performance awards have not yet been issued. There are options that were issued under prior option plans that have since been replaced that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six-month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2022, 2021 and 2020 employees purchased 16,274, 11,988 and 12,292 shares at average purchase prices of $124.94, $116.03, and $121.62, respectively. ESPP expense of $0.3 million, $0.6 million, and $0.4 million was recognized for fiscal years 2022, 2021 and 2020, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the status of our stock option plans as of fiscal years 2022, 2021 and 2020 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 28, 2019	434,152	136.53	362,742	118.19
Granted	124,414	126.33	37,074	125.83
Exercised	(51,350)	109.73	(24,182)	53.43
Canceled	(36,796)	138.34	(29,192)	135.79

Balance, September 26, 2020	470,420	136.62	346,442	122.04
Granted	111,862	165.53	43,970	160.14
Exercised	(102,976)	120.83	(55,453)	120.92
Canceled	(31,684)	143.74	(41,222)	95.95

Balance, September 25, 2021	447,622	146.98	293,737	132.29
Granted	103,405	132.38	11,545	132.38
Exercised	(67,782)	131.35	(60,581)	107.17
Canceled	(49,886)	150.85	(36,383)	140.40

Balance, September 24, 2022	433,359	145.48	208,318	138.19

Exercisable Options September 24, 2022	139,174	154.62	107,565	123.65

The weighted-average fair value of incentive stock options granted during fiscal years ended September 26, 2022, September 25, 2021 and September 26, 2020 was $23.36, $31.20 and $14.43, respectively. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020 was $23.36, $29.76 and $14.32, respectively. The total intrinsic value of stock options exercised was $4.1 million, $6.0 million and $5.7 million in fiscal years 2022, 2021 and 2020, respectively.

The total cash received from these option exercises was $14.1 million, $18.7 million and $6.4 million in fiscal years 2022, 2021 and 2020, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $0.7 million, $1.2 million and $1.1 million in fiscal years 2022, 2021 and 2020, respectively.

At September 24, 2022, the Company has unrecognized compensation expense of approximately $5.2 million related to stock options to be recognized over the next three fiscal years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about incentive stock options outstanding as of September 24, 2022:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Outstanding	Weighted-
			at	Remaining	Average	at	Average
Range of			September 24,	Contractual	Exercise	September 24,	Exercise
Exercise Prices			2022	Life	Price	2022	Price

$125.83	-	$158.97	253,675	3.0	$131.93	54,966	$141.30
$163.29	-	$192.13	179,684	2.7	$164.61	84,208	$163.31
Total options			433,359			139,174	154.62

The following table summarizes information about nonqualified stock options outstanding as of September 24, 2022:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Outstanding	Weighted-
			at	Remaining	Average	at	Average
Range of			September 24,	Contractual	Exercise	September 24,	Exercise
Exercise Prices			2022	Life	Price	2022	Price

$80.79	-	$117.85	60,000	2.0	$97.63	60,000	$97.63
$117.85	-	$153.65	82,544	2.8	$140.22	23,573	$149.39
$163.29	-	$191.40	65,774	2.4	$172.64	23,992	$163.42
Total options			208,318			107,565	123.65

Restricted Stock Units and Performance Awards

The Company issued 9,200 service share units (“RSU”)’s in fiscal 2022 with a weighted average grant date fair value per share of $154.85. The weighted average remaining contractual life is approximately 2.1 years, and the aggregate intrinsic value is approximately $1.3 million.  As of September 24, 2022, the Company has unrecognized compensation expense of approximately $0.6 million related to the RSU’s. No RSU’s vested, or were cancelled in fiscal 2022.  No RSU’s were granted, vested, or cancelled in fiscal 2021 or fiscal 2020.

The Company issued 8,868 performance share units (“PSU”)’s in fiscal 2022 with a weighted average grant date fair value per share of $155.01. The weighted average remaining contractual life is approximately 2.1 years, and the aggregate intrinsic value is approximately $1.2 million. As of September 24, 2022, the Company had no unrecognized compensation expense related to the PSU’s. No PSU’s vested, or were cancelled in fiscal 2022.  No PSU’s were granted, vested, or cancelled in fiscal 2021 or fiscal 2020.

NOTE L – 401(k) PROFIT‑SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit‑sharing and matching 401(k) contributions. Contributions of $2.5 million, $2.3 million, and $2.4 million were made in fiscal years 2022, 2021 and 2020, respectively.

NOTE M – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal year ended
	September 24,	September 25,	September 26,
	2022	2021	2020
	(in thousands)
Cash paid for:
Interest	$985	$23	$29
Income taxes	16,814	4,275	11,556

Non cash items:
Obtaining a right-of-use asset in exchange for a lease liability	$11,783	$6,513	$685

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

	September 24,	September 25,	September 26,
	2022	2021	2020
	(52 weeks)	(52 weeks)	(52 weeks)
	(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$205,752	$174,977	$150,786
Frozen novelties	78,183	44,605	35,176
Churros	88,242	64,916	46,881
Handhelds	92,130	75,627	36,088
Bakery	381,526	342,609	332,514
Other	26,854	22,249	17,448
Total Food Service	$872,687	$724,983	$618,893

Retail Supermarket
Soft pretzels	$61,925	$54,990	$49,157
Frozen novelties	108,911	100,059	88,743
Biscuits	24,695	24,197	28,317
Handhelds	5,640	7,574	12,303
Coupon redemption	(3,713)	(3,689)	(3,569)
Other	485	1,766	2,214
Total Retail Supermarket	$197,943	$184,897	$177,165

Frozen Beverages
Beverages	$184,063	$124,498	$107,004
Repair and maintenance service	89,840	81,305	83,420
Machines revenue	33,601	26,953	33,986
Other	2,522	1,943	1,570
Total Frozen Beverages	$310,026	$234,699	$225,980

Consolidated sales	$1,380,656	$1,144,579	$1,022,038

Depreciation and amortization:
Food Service	$29,807	$26,738	$28,111
Retail Supermarket	1,536	1,671	1,577
Frozen Beverages	21,780	20,982	23,360
Total depreciation and amortization	$53,123	$49,391	$53,048

Operating Income:
Food Service	$18,512	$39,172	$6,458
Retail Supermarket	9,487	25,914	23,202
Frozen Beverages	33,800	6,132	(12,466)
Total operating income	$61,799	$71,218	$17,194

Capital expenditures:
Food Service	$61,738	$38,558	$34,798
Retail Supermarket	8,885	288	1,763
Frozen Beverages	16,668	14,732	21,256
Total capital expenditures	$87,291	$53,578	$57,817

Assets:
Food Service	$893,045	$799,149	$738,033
Retail Supermarket	20,302	31,486	31,704
Frozen Beverages	303,619	291,584	286,816
Total assets	$1,216,966	$1,122,219	$1,056,553

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - ACCUMULATED OTHER COMPREHENSIVE LOSS:

Changes to the components of accumulated other comprehensive loss are as follows:

Fiscal Year Ended September 24, 2022
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(13,383)
Other comprehensive income (loss)	(330)
Ending Balance	$(13,713)

Fiscal Year Ended September 25, 2021
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(15,587)
Other comprehensive income (loss)	2,204
Ending Balance	$(13,383)

NOTE P – LEASES

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate from some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 12 years.

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

As of  September 24, 2022, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively. As of September 25, 2021, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Fiscal year ended	Fiscal year ended
	September 24, 2022	September 25, 2021
Operating lease cost in Cost of goods sold and Operating Expenses	$15,611	$15,471
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$160	$346
Interest on lease liabilities in Interest expense & other	13	25
Total finance lease cost	$173	$371
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$15,784	$15,842

Supplemental balance sheet information related to leases is as follows:

	September 24, 2022	September 25, 2021
Operating Leases
Operating lease right-of-use assets	$51,137	$54,555

Current operating lease liabilities	$13,524	$13,395
Noncurrent operating lease liabilities	42,660	46,557
Total operating lease liabilities	$56,184	$59,952

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$328	$561

Current finance lease liabilities	$124	$182
Noncurrent finance lease liabilities	254	392
Total finance lease liabilities	$378	$574

Supplemental cash flow information related to leases is as follows:

	Fiscal year ended	Fiscal year ended
	September 24, 2022	September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,505	$15,651
Operating cash flows from finance leases	$13	$144
Financing cash flows from finance leases	$279	$25

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$11,783	$6,513
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of  September 24, 2022, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2023	$15,138	$160
2024	12,410	113
2025	8,969	53
2026	5,822	39
2027	4,762	32
Thereafter	15,163	-
Total minimum payments	62,264	397
Less amount representing interest	(6,080)	(19)
Present value of lease obligations	$56,184	$378

As of September 24, 2022 the weighted-average remaining term of our operating and finance leases was 5.8 years and 3.3 years, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. Our director, Sidney R. Brown, is CEO of NFI Industries, Inc. In the fiscal years ended 2022 and 2021, the Company paid NFI $29.5 million and $0.2 million, respectively. Of the amounts paid to NFI, the amount related to management services performed by NFI was $0.6 million in fiscal year 2022 and $0.2 million in fiscal year 2021. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. The agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of September 24, 2022 our consolidated balance sheet included related party trade payables of approximately $2.9 million. We had no related party trade payable balance as of September 25, 2021.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2022	Allowance for doubtful accounts	$1,405	$1,781	$1,028	(1)	$2,158
2021	Allowance for doubtful accounts	$1,388	$338	$321	(1)	$1,405
2020	Allowance for doubtful accounts	$572	$1,105	$289	(1)	$1,388

(1)	Write-offs of uncollectible accounts receivable.

S-1