Form 10-Q
period 2022-12-24
J&J SNACK FOODS CORP
filed 2023-02-02
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 24, 2022

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

☐  Yes                                            ☒         No

As of January 31, 2023 there were 19,229,330 shares of the Registrant’s Common Stock outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 24,
	2022	September 24,
	(unaudited)	2022
Assets
Current assets
Cash and cash equivalents	$54,866	$35,181
Marketable securities held to maturity	2,008	4,011
Accounts receivable, net	187,321	208,178
Inventories	182,642	180,473
Prepaid expenses and other	14,473	16,794
Total current assets	441,310	444,637

Property, plant and equipment, at cost
Land	3,714	3,714
Buildings	34,232	34,232
Plant machinery and equipment	384,749	374,566
Marketing equipment	280,172	274,904
Transportation equipment	12,306	11,685
Office equipment	46,073	45,865
Improvements	49,544	49,331
Construction in progress	80,453	65,753
Total Property, plant and equipment, at cost	891,243	860,050
Less accumulated depreciation and amortization	537,873	524,683
Property, plant and equipment, net	353,370	335,367

Other assets
Goodwill	184,420	184,420
Other intangible assets, net	190,027	191,732
Marketable securities available for sale	4,371	5,708
Operating lease right-of-use assets	50,063	51,137
Other	3,987	3,965
Total other assets	432,868	436,962
Total Assets	$1,227,548	$1,216,966

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$128	$124
Accounts payable	91,610	108,146
Accrued insurance liability	16,014	15,678
Accrued liabilities	9,642	9,214
Current operating lease liabilities	13,219	13,524
Accrued compensation expense	16,104	21,700
Dividends payable	13,461	13,453
Total current liabilities	160,178	181,839

Long-term debt	92,000	55,000
Noncurrent finance lease liabilities	303	254
Noncurrent operating lease liabilities	41,883	42,660
Deferred income taxes	69,873	70,407
Other long-term liabilities	3,575	3,637

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,229,000 and 19,219,000 respectively	96,550	94,026
Accumulated other comprehensive loss	(12,842)	(13,713)
Retained Earnings	776,028	782,856
Total stockholders' equity	859,736	863,169
Total Liabilities and Stockholders' Equity	$1,227,548	$1,216,966

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 24,	December 25,
	2022	2021

Net Sales	$351,343	$318,490

Cost of goods sold	260,488	239,115
Gross Profit	90,855	79,375

Operating expenses
Marketing	23,699	20,907
Distribution	42,049	33,315
Administrative	16,391	10,369
Other general (income)	(612)	(61)
Total Operating Expenses	81,527	64,530

Operating Income	9,328	14,845

Other income (expense)
Investment income	685	271
Interest expense	(1,049)	(18)

Earnings before income taxes	8,964	15,098

Income tax expense	2,331	4,007

NET EARNINGS	$6,633	$11,091

Earnings per diluted share	$0.34	$0.58

Weighted average number of diluted shares	19,274	19,153

Earnings per basic share	$0.35	$0.58

Weighted average number of basic shares	19,222	19,085

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	December 24,	December 25,
	2022	2021

Net Earnings	$6,633	$11,091

Foreign currency translation adjustments	871	(444)
Total Other Comprehensive Income (Loss)	871	(444)

Comprehensive Income	$7,504	$10,647

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169
Issuance of common stock upon exercise of stock options	10	1,285	-	-	1,285
Foreign currency translation adjustment	-	-	871	-	871
Dividends declared	-	-	-	(13,461)	(13,461)
Share-based compensation	-	1,239	-	-	1,239
Net earnings	-	-	-	6,633	6,633

Balance at December 24, 2022	19,229	$96,550	$(12,842)	$776,028	$859,736

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654
Issuance of common stock upon exercise of stock options	5	706	-	-	706
Foreign currency translation adjustment	-	-	(444)	-	(444)
Dividends declared	-	-	-	(12,092)	(12,092)
Share-based compensation	-	1,083	-	-	1,083
Net earnings	-	-	-	11,091	11,091

Balance at December 25, 2021	19,089	$75,386	$(13,827)	$784,439	$845,998

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three months ended
	December 24,	December 25,
	2022	2021
Operating activities:
Net earnings	$6,633	$11,091
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	13,476	11,923
Amortization of intangibles and deferred costs	1,705	588
Gains from disposals of property & equipment	(711)	(27)
Share-based compensation	1,239	1,083
Deferred income taxes	(526)	(529)
Loss on marketable securities	37	44
Other	(18)	(4)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	21,171	231
(Increase) in inventories	(2,284)	(9,958)
Decrease in prepaid expenses	2,343	719
(Decrease) in accounts payable and accrued liabilities	(21,655)	(9,707)
Net cash provided by operating activities	21,410	5,454

Investing activities:
Purchases of property, plant and equipment	(30,910)	(16,100)
Proceeds from redemption and sales of marketable securities	3,300	7,200
Proceeds from disposal of property and equipment	729	231
Net cash used in investing activities	(26,881)	(8,669)

Financing activities:
Proceeds from issuance of stock	1,285	706
Borrowings under credit facility	72,000	-
Repayment of borrowings under credit facility	(35,000)	-
Payments on finance lease obligations	(39)	(74)
Payment of cash dividends	(13,453)	(12,080)
Net cash provided by (used in) financing activities	24,793	(11,448)

Effect of exchange rates on cash and cash equivalents	363	(69)
Net increase (decrease) in cash and cash equivalents	19,685	(14,732)

Cash and cash equivalents at beginning of period	35,181	283,192

Cash and cash equivalents at end of period	$54,866	$268,460

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 24, 2022.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of operations and cash flows.

The results of operations for the three months ended December 24, 2022 and December 25, 2021 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

Note 2

Business Combinations

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

The financial results of Dippin’ Dots have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings (loss) of Dippin’ Dots were $13.4 million and ($0.7) million for the three months ended December 24, 2022. Dippin’ Dots is reported as part of our Food Service segment.

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

In fiscal year 2022, we recorded measurement period adjustments to the estimated fair values initially recorded on June 21, 2022, which resulted in an increase to Property, plant, and equipment, net of $6.5 million, and reductions in Goodwill, Identifiable intangible assets, and Inventories of $4.0 million, $2.2 million, and $0.3 million, respectively. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date and did not have a material impact on our consolidated statement of income for the year ended September 24, 2022. No measurement period adjustments were recorded in fiscal year 2023.

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

Dippin' Dots Results Included in the Company's Consolidated Results

Three months ended
December 24,
2022
(in thousands)

Net sales	$13,378
Net earnings (loss)	$(667)

Note 3	Revenue Recognition

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $12.1 million at December 24, 2022 and $14.7 million at September 24, 2022.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended
	December 24,	December 25,
	2022	2021
	(in thousands)

Beginning Balance	$4,926	$1,097
Additions to contract liability	1,390	1,199
Amounts recognized as revenue	(1,549)	(1,266)
Ending Balance	$4,767	$1,030

Disaggregation of Revenue

See Note 11 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $2.2 million on December 24, 2022 and September 24, 2022, respectively.

Note 4

Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $13.5 million and $11.9 million for the three months ended December 24, 2022 and December 25, 2021, respectively.

Note 5

Earnings per Share

Basic earnings per common share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options and restricted stock units (“RSU”)’s) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three months ended December 24, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$6,633	19,222	$0.35

Effect of Dilutive Securities
RSU’s and Options	-	52	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$6,633	19,274	$0.34

394,077 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 24, 2022.

	Three months ended December 25, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$11,091	19,085	$0.58

Effect of Dilutive Securities
RSU’s and Options	-	68	-

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$11,091	19,153	$0.58

318,172 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 25, 2021.

Note 6	Share-Based Compensation and Post-Retirement Benefits At December 24, 2022, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended
	December 24,	December 25,
	2022	2021
	(in thousands)

Stock options	$620	$814
Stock purchase plan	227	60
Stock issued to an outside director	-	11
Service share units issued to employees	181	72
Performance share units issued to employees	72	39
Total share-based compensation	$1,100	$996

The above compensation is net of tax benefits	$139	$87

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

The Company did not grant any stock options during the three months ended December 24, 2022 or during the three months ended December 25, 2021.

During the three months ended December 24, 2022, the Company issued 9,900 service share units (“RSU”)’s. Each RSU entitles the awardee to one share of common stock upon vesting. During the three months ended December 25, 2021, the Company issued 8,873 service share units (“RSU”)’s. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.

During the three months ended December 24, 2022, the Company also issued 18,641 performance share units (“PSU”)’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. During the three months ended December 25, 2021, the Company issued 8,868 performance share units (“PSU”)’s.

Note 7	Income Taxes

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

The total amount of gross unrecognized tax benefits is $0.3 million on both December 24, 2022 and September 24, 2022, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 24, 2022 and September 24, 2022, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate for the three months ended December 24, 2022 was 26%. Our effective tax rate was 27% in last fiscal year’s quarter.

Note 8	New Accounting Pronouncements and Policies

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

Note 9	Long-Term Debt

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

Interest accrues, at the Company’s election, at (i) the BSBY Rate (as defined in the Credit Agreement) plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily BSBY Rate, plus an applicable margin. The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 24, 2022, the Company is in compliance with all financial covenants terms of the Credit Agreement.

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

As of December 24, 2022, $92.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 4.84%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of December 24, 2022, the amount available under the Amended Credit Agreement was $123.2 million, after giving effect to the outstanding letters of credit. As of September 24, 2022, $55.0 million was outstanding under the Amended Credit Agreement. As of September 24, 2022, the amount available under the Amended Agreement was $160.2 million, after giving effect to the outstanding letters of credit.

Note 10	Inventory

Inventories consist of the following:

	December 24,	September 24
	2022	2022
	(unaudited)
	(in thousands)

Finished goods	$86,459	$86,464
Raw materials	43,883	41,505
Packaging materials	17,033	16,637
Equipment parts and other	35,267	35,867
Total Inventories	$182,642	$180,473

Note 11	Segment Information

We principally sell our products to the food service and retail supermarket industries. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements. We maintain separate and discrete financial information for the three operating segments mentioned below which is available to our Chief Operating Decision Maker.

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income. These segments are described below.

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, DOGSTERS, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes and handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Three months ended
	December 24,	December 25,
	2022	2021
	(unaudited)
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$52,223	$50,421
Frozen novelties	21,765	8,457
Churros	25,757	19,489
Handhelds	23,572	18,495
Bakery	108,948	107,831
Other	6,032	7,039
Total Food Service	$238,297	$211,732

Retail Supermarket
Soft pretzels	$14,485	$16,194
Frozen novelties	17,969	17,802
Biscuits	7,913	8,271
Handhelds	2,892	1,276
Coupon redemption	(176)	(896)
Other	(10)	48
Total Retail Supermarket	$43,073	$42,695

Frozen Beverages
Beverages	$38,659	$33,763
Repair and maintenance service	23,827	22,011
Machines revenue	7,011	7,847
Other	476	442
Total Frozen Beverages	$69,973	$64,063

Consolidated Sales	$351,343	$318,490

Depreciation and Amortization:
Food Service	$9,458	$6,669
Retail Supermarket	391	366
Frozen Beverages	5,332	5,476
Total Depreciation and Amortization	$15,181	$12,511

Operating Income :
Food Service	$6,387	$9,001
Retail Supermarket	1,111	4,984
Frozen Beverages	1,830	860
Total Operating Income	$9,328	$14,845

Capital Expenditures:
Food Service	$24,862	$10,233
Retail Supermarket	1,374	2,529
Frozen Beverages	4,674	3,338
Total Capital Expenditures	$30,910	$16,100

Assets:
Food Service	$907,736	$794,819
Retail Supermarket	16,941	29,802
Frozen Beverages	302,871	287,285
Total Assets	$1,227,548	$1,111,906

Note 12	Goodwill and Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of December 24, 2022 and September 24, 2022 are as follows:

	December 24, 2022		September 24, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,872	$-	$85,872	$-

Amortized intangible assets
Non-compete agreements	-	-	670	670
Franchise agreements	8,500	425	8,500	212
Customer relationships	22,900	8,418	22,900	7,790
Technology	23,110	1,162	23,110	576
License and rights	1,690	1,502	1,690	1,481
TOTAL FOOD SERVICE	$142,072	$11,507	$142,742	$10,729

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

Amortized Intangible Assets
Trade names	-	-	649	649
Customer relationships	7,688	6,678	7,907	6,693
TOTAL RETAIL SUPERMARKETS	$19,626	$6,678	$20,494	$7,342

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	581	1,439	545
Licenses and rights	1,400	1,159	1,400	1,142
TOTAL FROZEN BEVERAGES	$48,254	$1,740	$48,254	$1,687
CONSOLIDATED	$209,952	$19,925	$211,490	$19,758

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 24, 2022 and December 25, 2021 was $1.7 million and $0.6 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4.9 million in 2023 (excluding the three months ended December 24, 2022), $6.2 million in 2024, $5.6 million in 2025 and 2026, and $4.6 million in 2027.

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverages segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
		(in thousands)

December 24, 2022	$123,776	$4,146	$56,498	$184,420

September 24, 2022	$123,776	$4,146	$56,498	$184,420

Note 13	Investments

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

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at December 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	2,008	-	10	1,998
Total marketable securities held to maturity	$2,008	$-	$10	$1,998

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at December 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$774	$2,814
Preferred Stock	1,519	38	-	1,557
Total marketable securities available for sale	$5,107	$38	$774	$4,371

The mutual funds seek current income with an emphasis on maintaining low volatility and overall moderate duration. The Fixed-to-Floating Perpetual Preferred Stock generate fixed income to call dates in 2025 and then income is based on a spread above LIBOR if the securities are not called. The mutual funds and Fixed-to-Floating Perpetual Preferred Stock do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. The corporate bonds generate fixed income with all remaining $2 million maturing within our fiscal year 2023. Our expectation is that we will hold the corporate bonds to their maturity dates and redeem them at our amortized cost.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities held to maturity at September 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	4,011	-	21	3,990
Total marketable securities held to maturity	$4,011	$-	$21	$3,990

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at September 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$742	$2,846
Preferred Stock	2,816	46	-	2,862
Total marketable securities available for sale	$6,404	$46	$742	$5,708

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at December 24, 2022 and September 24, 2022 are summarized as follows:

	December 24, 2022		September 24, 2022

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(in thousands)

Due in one year or less	$2,008	$1,998	$4,011	$3,990
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$2,008	$1,998	$4,011	$3,990
Less current portion	2,008	1,998	4,011	3,990
Long term held to maturity securities	$-	$-	$-	$-

Proceeds from the redemption and sale of marketable securities were $3.3 million in the three months ended December 24, 2022, and $7.2 million in the three months ended December 25, 2021, respectively. Losses of $37,000 and $44,000 were recorded in the three months ended December 24, 2022 and December 25, 2021, respectively, which included unrealized losses on marketable securities of $39,000 and $5,000 in the three months ended December 24, 2022 and December 25, 2021, respectively. We use the specific identification method to determine the cost of securities sold.

Total marketable securities held to maturity as of December 24, 2022 with credit ratings of BBB/BB/B had an amortized cost basis totaling $2.0 million. This rating information was obtained on December 31, 2022.

Note 14	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

Three months ended
December 24, 2022

Foreign Currency
Translation Adjustments
(unaudited)
(in thousands)

Beginning Balance	$(13,713)

Other comprehensive income (loss)	871
Ending Balance	$(12,842)

Three months ended
December 25, 2021

Foreign Currency
Translation Adjustments
(unaudited)
(in thousands)

Beginning Balance	$(13,383)

Other comprehensive income (loss)	(444)
Ending Balance	$(13,827)

Note 15	Leases

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

As of December 24, 2022, the weighted-average discount rate of our operating and finance leases was 3.4% and 3.2%, respectively. As of September 24, 2022, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months Ended	Three months Ended
	December 24, 2022	December 25, 2021
Operating lease cost in Cost of goods sold and Operating Expenses	$3,972	$1,458
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$34	$72
Interest on lease liabilities in Interest expense & other	2	5
Total finance lease cost	$36	$77
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$4,008	$1,535

Supplemental balance sheet information related to leases is as follows:

	December 24, 2022	September 24, 2022
Operating Leases
Operating lease right-of-use assets	$50,063	$51,137

Current operating lease liabilities	$13,219	$13,524
Noncurrent operating lease liabilities	41,883	42,660
Total operating lease liabilities	$55,102	$56,184

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$395	$328

Current finance lease liabilities	$128	$124
Noncurrent finance lease liabilities	303	254
Total finance lease liabilities	$431	$378

Supplemental cash flow information related to leases is as follows:

	Three months Ended	Three months Ended
	December 24, 2022	December 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,918	$1,534
Operating cash flows from finance leases	$2	$5
Financing cash flows from finance leases	$39	$74

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$2,676	$1,143
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of December 24, 2022, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Nine months ending September 30, 2023	$13,095	$142
2024	12,964	133
2025	9,488	73
2026	6,238	59
2027	5,256	52
Thereafter	15,546	-
Total minimum payments	62,587	397
Less amount representing interest	(7,485)	(28)
Present value of lease obligations	$55,102	$431

As of December 24, 2022 the weighted-average remaining term of our operating and finance leases was 5.8 years and 3.3 years, respectively. As of September 24, 2022, the weighted average remaining term of our operating and finance leases was 5.8 years and 3.3 years, respectively.

Note 16	Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. In the three months ended December 24, 2022 and December 25, 2021, the Company paid NFI $14.3 million and $1.3 million, respectively. Of the amounts paid to NFI, the amount related to management services performed by NFI was $0.1 million in the three months ended December 24, 2022 and $0.1 million in the three months ended December 25, 2021. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. The agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of December 24, 2022 and September 24, 2022, our consolidated balance sheet included related party trade payables of approximately $4.0 million and $2.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”, that involve substantial risks or uncertainties. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “projects,” “seek,” “intend,” “predict,” “approximate,” or “continue,” or other similar references to future periods or the negative thereof. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, assumptions, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS – Three months ended December 24, 2022

The following discussion provides a review of results for the three months ended December 24, 2022 as compared with the three months ended December 25, 2021.

Summary of Results	Three months ended
	December 24,	December 25,
	2022	2021	% Change
	(Unaudited) (in thousands)

Net Sales	$351,343	$318,490	10.3%

Cost of goods sold	260,488	239,115	8.9%
Gross Profit	90,855	79,375	14.5%

Operating expenses
Marketing	23,699	20,907	13.4%
Distribution	42,049	33,315	26.2%
Administrative	16,391	10,369	58.1%
Other general expense (income)	(612)	(61)	903.3%
Total Operating Expenses	81,527	64,530	26.3%

Operating Income	9,328	14,845	(37.2)%

Other income (expense)
Investment income	685	271	152.8%
Interest (expense)	(1,049)	(18)	n.m.

Earnings before income taxes	8,964	15,098	(40.6)%

Income tax expense	2,331	4,007	(41.8)%

NET EARNINGS	$6,633	$11,091	(40.2)%

Comparisons as a Percentage of Net Sales	Three months ended
	December 24,	December 25,
	2022	2021	Basis Pt Chg
Gross profit	25.9%	24.9%	100
Marketing	6.7%	6.6%	10
Distribution	12.0%	10.5%	150
Administrative	4.7%	3.3%	140
Operating income	2.7%	4.7%	(200)
Earnings before income taxes	2.6%	4.7%	(210)
Net earnings	1.9%	3.5%	(160)

Net Sales

Net sales increased $32.9 million or 10.3% to $351.3 million for the three months ended December 24, 2022. Net sales in the period included $13.4 million of net sales from Dippin’ Dots. Organic sales growth was driven by growth across all three of the Company’s business segments, led by our core products including pretzels, churros, frozen novelties and frozen beverages.

Gross Profit

Gross Profit increased by $11.5 million, or 14.5%, to $90.9 million for the three months ended December 24, 2022. As a percentage of sales, gross profit increased from 24.9% to 25.9%. Key ingredients including flour, oils, eggs, meats, sugar and dairy continued to experience inflationary pressures compared with the same quarter last year, with average raw material costs up approximately 20%. Three pricing actions implemented in fiscal 2022, along with an improved mix, helped to offset the impact of the inflationary pressures noted above.

Operating Expenses

Operating Expenses increased $17.0 million, or 26.3%, to $81.5 million for the three months ended December 24, 2022. As a percentage of sales, operating expenses increased from 20.3% to 23.2%, primarily reflecting the ongoing inflationary pressures across distribution and administrative costs. As a percentage of sales, distribution expenses increased from 10.5% to 12.0%, reflecting inflationary pressures noted in fuel and outbound freight. As a percentage of sales, marketing expenses remained relatively flat, increasing slightly from 6.6% to 6.7%. As a percentage of sales, general and administrative expenses increased from 3.3% to 4.7% largely driven by the general and administrative expenses incurred by Dippin’ Dots in the three months ended December 24, 2022.

Other Income and Expense

Investment income increased $0.4 million to $0.7 million for the three months ended December 24, 2022. The increase was primary due to the improving interest rate environment. Interest expense increased by $1.0 million for the three months ended December 24, 2022 due to the Company’s outstanding borrowings on the Amended Credit Agreement.

Income Tax Expense

Income tax expense decreased by $1.7 million, or 41.8%, to $2.3 million for the three months ended December 24, 2022. This decrease was materially consistent with the overall 40.6% decrease in earnings before income taxes. The effective tax rate was 26.0% for the three months ended December 24, 2022 as compared with 26.5% in the prior year period.

Net Earnings

Net earnings decreased by $4.5 million, or 40.2%, to $6.6 million for the three months ended December 24, 2022, due to the aforementioned items.

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

Business Segment Discussion

We operate in three segments: Food Service, Retail Supermarket, and Frozen Beverages. The following table is a summary of sales and operating income (loss), which is how we measure segment profit.

	Three months ended
	December 24,	December 25,
	2022	2021	% Change
	(in thousands)
Net Sales
Food Service	$238,297	$211,732	12.5%
Retail Supermarket	43,073	42,695	0.9%
Frozen Beverages	69,973	64,063	9.2%
Total Sales	$351,343	$318,490	10.3%

	Three months ended
	December 24,	December 25,
	2022	2021	% Change
	(in thousands)

Operating Income
Food Service	$6,387	$9,001	(29.0)%
Retail Supermarket	1,111	4,984	(77.7)%
Frozen Beverages	1,830	860	112.8%
Total Operating Income	$9,328	$14,845	(37.2)%

Food Service Segment Results

	Three months ended
	December 24,	December 25,
	2022	2021	% Change
	(in thousands)

Food Service Sales
Soft pretzels	$52,223	$50,421	3.6%
Frozen novelties	21,765	8,457	157.4%
Churros	25,757	19,489	32.2%
Handhelds	23,572	18,495	27.5%
Bakery	108,948	107,831	1.0%
Other	6,032	7,039	(14.3)%
Total Food Service Sales	$238,297	$211,732	12.5%

Food Service Operating Income	$6,387	$9,001	(29.0)%

Sales to food service customers increased $26.6 million, or 12.5%, to $238.3 million for the three months ended December 24, 2022, which included approximately $13.4 million in sales from Dippin’ Dots. Soft pretzels sales to food service increased 4% to $52.2 million. Frozen novelties sales increased 157% to $21.8 million, largely driven by Dippin’ Dots sales. Churro sales increased 32% to $25.8 million led by customer expansion and growing menu penetration, highlighted by the introduction of our Hola! Churros brand, as we achieved some of our slotting objectives with major distributors and gains at large regional quick service and fast casual restaurants. Sales of bakery products increase by 1% to $108.9 million. Sales of handhelds increased 28% to $23.6 million led by the continued success of a product developed for one of our larger wholesale club customers.

Sales of new products in the first twelve months since their introduction were minimal in the quarter. Price increases benefited revenues in the quarter, and more than offset some volume declines seen in certain product categories.

Operating income in our Food Service segment decreased $2.6 million in the quarter to $6.4 million, which reflected the significant increase in input, production and distribution costs.

Retail Supermarket Segment Results

	Three months ended
	December 24,	December 25,
	2022	2021	% Change
	(in thousands)

Retail Supermarket Sales
Soft pretzels	$14,485	$16,194	(10.6)%
Frozen novelties	17,969	17,802	0.9%
Biscuits	7,913	8,271	(4.3)%
Handhelds	2,892	1,276	126.6%
Coupon redemption	(176)	(896)	(80.4)%
Other	(10)	48	(120.8)%
Total Retail Supermarket Sales	$43,073	$42,695	0.9%

Retail Supermarket Operating Income	$1,111	$4,984	(77.7)%

Sales of products to retail customers increased $0.4 million, or 1%, to $43.1 million for the three months ended December 24, 2022. Soft pretzel sales declined 11% to $14.5 million, frozen novelties sales increase 1% to $18.0 million, biscuit sales declined 4% to $7.9 million, and handheld sales increased 127% to $2.9 million. Sales of new products in retail supermarkets were minimal in the quarter. Price increases benefited revenues in the quarter and helped to offset volume declines seen in certain product categories.

Operating income in our Retail Supermarkets segment decreased $3.9 million in the quarter to $1.1 million driven by higher cost of goods sold and distribution related expenses.

Frozen Beverages Segment Results

	Three months ended
	December 24,	December 25,
	2022	2021	% Change
	(in thousands)

Frozen Beverages Sales
Beverages	$38,659	$33,763	14.5%
Repair and maintenance service	23,827	22,011	8.3%
Machines revenue	7,011	7,847	(10.7)%
Other	476	442	7.7%
Total Frozen Beverages Sales	$69,973	$64,063	9.2%

Frozen Beverages Operating Income	$1,830	$860	112.8%

Frozen beverage and related product sales increased $5.9 million, or 9%, in the three months ended December 24, 2022. Beverage related sales increased 15% to $38.7 million. Gallon sales were up 2% for the three months led by continued improving trends in travel, sporting events, concerts and amusement parks. Sales remained strong even as volume at theaters declined in the quarter due to lower performing releases and weather-related impacts during the holiday season. Service revenue increased 8% to $23.8 million reflecting healthy maintenance call volumes. Machine revenue (primarily sales of frozen beverage machines) decreased 11% to $7.0 million due to the timing of customer installations between years.

Operating income in our Frozen Beverage segment increased $1.0 million in the quarter to $1.8 million as strong sales drove leverage across the business.

Liquidity and Capital Resources

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, our current cash and cash equivalent balances and our investment securities is sufficient to satisfy our cash requirements over the next twelve months and beyond, as well as to fund future growth and expansion.

	Three months ended
	December 24,	December 25,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net earnings	$6,633	$11,091
Non-cash items in net income:
Depreciation of fixed assets	13,476	11,923
Amortization of intangibles and deferred costs	1,705	588
Gains from disposals of property & equipment	(711)	(27)
Share-based compensation	1,239	1,083
Deferred income taxes	(526)	(529)
Loss on marketable securities	37	44
Other	(18)	(4)
Changes in assets and liabilities, net of effects from purchase of companies	(425)	(18,715)
Net cash provided by operating activities	$21,410	$5,454

●

The increase in depreciation of fixed assets over prior year period was largely due to prior year purchases of property plant and equipment, as well as depreciation expense related to assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●	The increase in amortization of intangibles and deferred costs over prior year period was related to intangible assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●	The $0.7 million gain from disposals of property & equipment in the three months ended December 24, 2022 primarily related to the sale of a building.

●

Cash flows associated with changes in assets and liabilities, net of effects from purchase of companies were a net slight outflow in the three months ended December 24, 2022, with a decrease in accounts receivable largely offset by a decrease in accounts payable and accrued liabilities. In the prior year period, the net $18.7 million cash outflow was largely attributable to increases in inventory and decreases in accounts payable and accrued liabilities.

	Three months ended
	December 24,	December 25,
	2022	2021
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	(30,910)	(16,100)
Proceeds from redemption and sales of marketable securities	3,300	7,200
Proceeds from disposal of property and equipment	729	231
Net cash used in investing activities	$(26,881)	$(8,669)

●	Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The increase over prior year period was primarily due to increased spend for new lines at various plants aimed at increasing capacity.

●	The decrease in proceeds from redemption and sales of marketable securities from prior year period was due to a strategic decision in prior years to no longer re-invest redeemed proceeds into marketable securities given the low interest rate environment that existed in those years.

	Three months ended
	December 24,	December 25,
	2022	2021
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	1,285	706
Borrowings under credit facility	72,000	-
Repayment of borrowings under credit facility	(35,000)	-
Payments on finance lease obligations	(39)	(74)
Payment of cash dividends	(13,453)	(12,080)
Net cash provided by (used in) financing activities	$24,793	$(11,448)

●	Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made in the three months ended December 24, 2022 to primarily fund working capital needs and investments in additional production capacity in our plants.

●	The increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2022.

Liquidity

As of December 24, 2022, we had $54.9 million of Cash and Cash Equivalents, and $6.4 million of Marketable Securities.

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

Interest accrues, at the Company’s election, at (i) the BSBY Rate (as defined in the Credit Agreement) plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily BSBY Rate, plus an applicable margin. The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 24, 2022, the Company is in compliance with all financial covenants of the Credit Agreement.

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

As of December 24, 2022, we had $92.0 million of outstanding borrowings drawn on the Amended Credit Agreement. As of September 24, 2022, we had $123.2 million of additional borrowing capacity, after giving effect to the $9.8 million of letters of credit outstanding.

Critical Accounting Estimates

We consider revenue recognition, allowance for doubtful receivables, valuation of goodwill, valuation of long-lived assets and other intangible assets, insurance reserves, income taxes, and business combinations to be critical accounting estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022. These critical accounting policies require us to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and accompanying notes.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended September 24, 2022.

Item 4.         Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 24, 2022, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 24, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fiscal third quarter of 2022, the Company completed the acquisition of Dippin’ Dots. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period of up to one year following the acquisition, management excluded Dippin’ Dots from its interim evaluation of internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims that arise from our business. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that any such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.     Risk Factors

For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended

September 24, 2022. The risks identified in that report have not changed in any material respect.

Item 2.       Unregistered Sales of Equity Securities and the Use of Proceeds

In October 2022, we withheld 129 shares to cover taxes associated with the vesting of certain restricted stock units held by officers and employees. In November 2022, we withheld 760 shares to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

Item 6.       Exhibits

Exhibit No.

10.1	Form of Performance Share Unit
10.2	Form of Service Share Unit
31.1 &	Certification Pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002

32.1 &	Certification Pursuant to the 18 U.S.C.
32.2	Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 24, 2022, formatted in iXBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: February 2, 2023	/s/ Dan Fachner
Dan Fachner
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ken A. Plunk
Dated: February 2, 2023	Ken A. Plunk, Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)