Form 10-Q
period 2023-03-25
J&J SNACK FOODS CORP
filed 2023-05-04
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 25, 2023

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

At May 1, 2023 there were 19,252,281 shares of the Registrant’s Common Stock outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 25,
	2023	September 24,
	(unaudited)	2022
Assets
Current assets
Cash and cash equivalents	$43,283	$35,181
Marketable securities held to maturity	-	4,011
Accounts receivable, net	198,442	208,178
Inventories	180,721	180,473
Prepaid expenses and other	12,062	16,794
Total current assets	434,508	444,637

Property, plant and equipment, at cost
Land	3,714	3,714
Buildings	34,232	34,232
Plant machinery and equipment	396,522	374,566
Marketing equipment	284,509	274,904
Transportation equipment	13,244	11,685
Office equipment	46,355	45,865
Improvements	49,733	49,331
Construction in progress	79,808	65,753
Total Property, plant and equipment, at cost	908,117	860,050
Less accumulated depreciation and amortization	550,000	524,683
Property, plant and equipment, net	358,117	335,367

Other assets
Goodwill	185,070	184,420
Other intangible assets, net	188,347	191,732
Marketable securities available for sale	4,429	5,708
Operating lease right-of-use assets	50,252	51,137
Other	4,234	3,965
Total other assets	432,332	436,962
Total Assets	$1,224,957	$1,216,966

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$226	$124
Accounts payable	85,507	108,146
Accrued insurance liability	16,831	15,678
Accrued liabilities	10,448	9,214
Current operating lease liabilities	13,507	13,524
Accrued compensation expense	19,117	21,700
Dividends payable	13,475	13,453
Total current liabilities	159,111	181,839

Long-term debt	92,000	55,000
Noncurrent finance lease liabilities	702	254
Noncurrent operating lease liabilities	41,642	42,660
Deferred income taxes	69,602	70,407
Other long-term liabilities	3,613	3,637

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,252,000 and 19,219,000 respectively	100,637	94,026
Accumulated other comprehensive loss	(11,774)	(13,713)
Retained Earnings	769,424	782,856
Total stockholders' equity	858,287	863,169
Total Liabilities and Stockholders' Equity	$1,224,957	$1,216,966

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022

Net sales	$337,854	$281,513	$689,197	$600,003

Cost of goods sold	247,470	216,165	507,958	455,280
Gross profit	90,384	65,348	181,239	144,723

Operating expenses
Marketing	24,017	21,036	47,716	41,943
Distribution	38,188	28,349	80,237	61,664
Administrative	17,919	11,719	34,310	22,088
Other general expense	67	156	(545)	95
Total operating expenses	80,191	61,260	161,718	125,790

Operating income	10,193	4,088	19,521	18,933

Other income (expense)
Investment income	401	160	1,086	431
Interest expense	(1,334)	(57)	(2,383)	(75)

Earnings before income taxes	9,260	4,191	18,224	19,289

Income tax expense	2,389	920	4,720	4,927

NET EARNINGS	$6,871	$3,271	$13,504	$14,362

Earnings per diluted share	$0.36	$0.17	$0.70	$0.75

Weighted average number of diluted shares	19,295	19,206	19,285	19,180

Earnings per basic share	$0.36	$0.17	$0.70	$0.75

Weighted average number of basic shares	19,238	19,134	19,230	19,110

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Six months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022

Net earnings	$6,871	$3,271	$13,504	$14,362

Foreign currency translation adjustments	1,068	546	1,939	102
Total other comprehensive income, net of tax	1,068	546	1,939	102

Comprehensive income	$7,939	$3,817	$15,443	$14,464

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

Issuance of common stock upon exercise of stock options	10	1,285	-	-	1,285
Foreign currency translation adjustment	-	-	871	-	871
Dividends declared	-	-	-	(13,461)	(13,461)
Share-based compensation	-	1,239	-	-	1,239
Net earnings	-	-	-	6,633	6,633
Balance at December 24, 2022	19,229	$96,550	$(12,842)	$776,028	$859,736

Issuance of common stock upon exercise of stock options	14	1,713	-	-	1,713
Issuance of common stock for employee stock purchase plan	9	1,061	-	-	1,061
Foreign currency translation adjustment	-	-	1,068	-	1,068
Dividends declared	-	-	-	(13,475)	(13,475)
Share-based compensation	-	1,313	-	-	1,313
Net earnings	-	-	-	6,871	6,871
Balance at March 25, 2023	19,252	$100,637	$(11,774)	$769,424	$858,287

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654

Issuance of common stock upon exercise of stock options	5	706	-	-	706
Foreign currency translation adjustment	-	-	(444)	-	(444)
Dividends declared	-	-	-	(12,092)	(12,092)
Share-based compensation	-	1,083	-	-	1,083
Net earnings	-	-	-	11,091	11,091
Balance at December 25, 2021	19,089	$75,386	$(13,827)	$784,439	$845,998

Issuance of common stock upon exercise of stock options	76	10,012	-	-	10,012
Issuance of common stock for employee stock purchase plan	8	1,023	-	-	1,023
Foreign currency translation adjustment	-	-	546	-	546
Dividends declared	-	-	-	(12,136)	(12,136)
Share-based compensation	-	1,267	-	-	1,267
Net earnings	-	-	-	3,271	3,271
Balance at March 26, 2022	19,173	$87,688	$(13,281)	$775,574	$849,981

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six months ended
	March 25,	March 26,
	2023	2022
Operating activities:
Net earnings	$13,504	$14,362
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	27,236	23,868
Amortization of intangibles and deferred costs	3,385	1,183
(Gain) loss from disposals of property & equipment	(354)	100
Share-based compensation	2,552	2,350
Deferred income taxes	(787)	(251)
(Gain) loss on marketable securities	(22)	69
Other	(255)	(184)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease (increase) in accounts receivable	10,541	(25,031)
Decrease (increase) in inventories	823	(36,538)
Decrease (increase) in prepaid expenses	4,787	(4,308)
(Decrease) in accounts payable and accrued liabilities	(25,739)	(2,055)
Net cash provided by (used in) operating activities	35,671	(26,435)

Investing activities:
Purchases of property, plant and equipment	(49,124)	(35,306)
Proceeds from redemption and sales of marketable securities	5,300	11,526
Proceeds from disposal of property and equipment	797	589
Net cash (used in) investing activities	(43,027)	(23,191)

Financing activities:
Proceeds from issuance of stock	4,059	11,741
Borrowings under credit facility	92,000	-
Repayment of borrowings under credit facility	(55,000)	-
Payments on finance lease obligations	(71)	(111)
Payment of cash dividend	(26,914)	(24,163)
Net cash provided by (used in) financing activities	14,074	(12,533)

Effect of exchange rates on cash and cash equivalents	1,384	(16)

Net increase (decrease) in cash and cash equivalents	8,102	(62,175)
Cash and cash equivalents at beginning of period	35,181	283,192
Cash and cash equivalents at end of period	$43,283	$221,017

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

The results of operations for the three and six months ended March 25, 2023 and March 26, 2022 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

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

The financial results of Dippin’ Dots have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings (loss) of Dippin’ Dots were $16.0 million and ($0.2) million for the three months ended March 25, 2023 and $29.3 million and ($0.8) million for the six months ended March 25, 2023. Dippin’ Dots is reported as part of our Food Service segment.

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

During the three months ended March 25, 2023, we recorded a measurement period adjustment to the estimated fair values initially recorded on June 21, 2022 which resulted in an increase in Other Current Liabilities of $0.7 million and an increase in Goodwill of $0.7 million. In fiscal year 2022, we previously recorded measurement period adjustments to the estimated fair values initially recorded on June 21, 2022, which resulted in an increase to Property, plant, and equipment, net of $6.5 million, and reductions in Goodwill, Identifiable intangible assets, and Inventories of $4.0 million, $2.2 million, and $0.3 million, respectively. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date and did not have a material impact on our consolidated statement of income for the three months, or the six months, ended March 25, 2023.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

Preliminary Dippin' Dots Purchase Price Allocation (1)

	Preliminary Value
	as of acquisition
	date (as previously	Measurement
	reported as of	Period
	June 25, 2022)	Adjustment	As Adjusted
	(in thousands)

Cash and cash equivalents	$2,259		$2,259
Accounts receivable, net	12,257		12,257
Inventories	8,812	(301)	8,511
Prepaid expenses and other	1,215		1,215
Property, plant and equipment, net	24,622	6,548	31,170
Intangible assets	120,400	(2,200)	118,200
Goodwill (2)	66,634	(3,397)	63,237
Operating lease right-of-use assets	3,514		3,514
Other noncurrent assets	243		243
Total assets acquired	239,956	650	240,606
Liabilities assumed:
Current lease liabilities	619		619
Accounts payable	6,005		6,005
Other current liabilities	3,532	650	4,182
Noncurrent lease liabilities	2,954		2,954
Other noncurrent liabilities	3,285		3,285
Total liabilities acquired	16,395	650	17,045
Purchase price	$223,561	$-	$223,561

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

Acquired Intangible Assets

	Weighted average	June 21,
	life (years)	2022
		(in thousands)
Amortizable
Trade name	indefinite	$76,900
Developed technology	10	22,900
Customer relationships	10	9,900
Franchise agreements	10	8,500
Total acquired intangible assets		$118,200

Dippin' Dots Results Included in the Company's Consolidated Results

	Three months ended	Six months ended
	March 25,	March 25,
	2023	2023
	(in thousands)	(in thousands)

Net sales	$15,967	$29,345
Net earnings (loss)	$(163)	$(830)

Note 3	Revenue Recognition

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $13.8 million at March 25, 2023 and $14.7 million at September 24, 2022.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Beginning balance	$4,767	$1,030	$4,926	$1,097
Additions to contract liability	1,527	1,374	2,917	2,573
Amounts recognized as revenue	(1,465)	(1,312)	(3,014)	(2,578)
Ending balance	$4,829	$1,092	$4,829	$1,092

Disaggregation of Revenue

See Note 11 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $2.3 million and $2.2 million on March 25, 2023 and September 24, 2022, respectively.

Note 4	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $13.8 million and $11.9 million for the three months ended March 25, 2023 and March 26, 2022, respectively and $27.2 million and $23.9 million for the six months ended March 25, 2023 and March 26, 2022, respectively.

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

	Three months ended March 25, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$6,871	19,238	$0.36

Effect of dilutive securities
RSU's and options	-	57	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$6,871	19,295	$0.36

381,735 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 25, 2023.

	Six months ended March 25, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$13,504	19,230	$0.70

Effect of dilutive securities
RSU's and options	-	55	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$13,504	19,285	$0.70

386,510 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 25, 2023.

	Three months ended March 26, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$3,271	19,134	$0.17

Effect of dilutive securities
RSU's and options	-	72	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$3,271	19,206	$0.17

270,352 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 26, 2022.

	Six months ended March 26, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$14,362	19,110	$0.75

Effect of dilutive securities
RSU's and options	-	70	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$14,362	19,180	$0.75

271,452 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 26, 2022.

Note 6	Share-Based Compensation and Post-Retirement Benefits

At March 25, 2023, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Stock options	$559	$586	$1,179	$1,400
Stock purchase plan	197	90	424	150
Stock issued to outside directors	27	11	27	22
Service share units issued to employees	193	152	374	224
Performance share units issued to employees	171	82	243	121
Total share-based compensation	$1,147	$921	$2,247	$1,917

The above compensation is net of tax benefits	$166	$346	$305	$433

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

The Company did not grant any stock options during the six months ended March 25, 2023 or during the six months ended March 26, 2022.

During the six months ended March 25, 2023, the Company issued 9,900 service share units (“RSU”)’s. Each RSU entitles the awardee to one share of common stock upon vesting. During the six months ended March 26, 2022, the Company issued 8,873 RSU’s. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in the three months ended March 25, 2023 or March 26, 2022.

During the six months ended March 25, 2023, the Company also issued 18,641 performance share units (“PSU”)’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. During the six months ended March 26, 2022, the Company issued 8,868 PSU’s. No such PSU’s were issued in the three months ended March 25, 2023 or March 26, 2022.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both March 25, 2023 and September 24, 2022, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 25, 2023, and September 24, 2022, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate was 25.8% for the three months ended March 25, 2023, as compared with 21.9% in the prior year period, with the increase due to the impact of stock-based compensation expense in the prior year period.

Our effective tax rate was 25.9% for the six months ended March 25, 2023, as compared with 25.5% in the prior year period.

Note 8	New Accounting Pronouncements and Policies

In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", to provide optional guidance to temporarily ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Preceding the issuance of ASU 2020-04, which established ASC 848, the United Kingdom's Financial Conduct Authority ("FCA") announced that it would no longer need to persuade or compel banks to submit to LIBOR after December 31, 2021. In response, the FASB established December 31, 2022 as the expiration date for ASC 848. In March 2021, the FCA announced the intended cessation date of the overnight 1-, 3-, 6-, and 12-month USD LIBOR would be June 30, 2023. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, this update deferred the sunset date in Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

In September 2022, the FASB issued ASU No. 2022-04 “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

Note 9	Long-Term Debt

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

Interest accrues, at the Company’s election at (i) the BSBY Rate (as defined in the Credit Agreement) plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily BSBY Rate, plus an applicable margin). The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 25, 2023, the Company is in compliance with all financial covenants terms of the Credit Agreement.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175 million in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225 million or $50 million, plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

As of March 25, 2023, $92 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 5.50%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of March 25, 2023, the amount available under the Amended Credit Agreement was $123.2 million, after giving effect to the outstanding letters of credit. As of September 24, 2022, $55.0 million was outstanding balances under the Credit Agreement. As of September 24, 2022, the amount available under the Amended Agreement was $160.2 million, after giving effect to the outstanding letters of credit.

Note 10	Inventory

Inventories consist of the following:

	March 25,	September 24,
	2023	2022
	(unaudited)
	(in thousands)

Finished goods	$93,409	$86,464
Raw materials	35,142	41,505
Packaging materials	14,610	16,637
Equipment parts and other	37,560	35,867
Total inventories	$180,721	$180,473

Note 11	Segment Information

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

	Three months ended		Six months ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$55,492	$43,261	$107,715	$93,682
Frozen novelties	26,607	7,305	48,372	15,762
Churros	24,920	17,447	50,677	36,936
Handhelds	20,309	20,506	43,881	39,001
Bakery	85,300	83,967	194,248	191,798
Other	5,653	3,854	11,685	10,893
Total Food Service	$218,281	$176,340	$456,578	$388,072

Retail Supermarket
Soft pretzels	$16,013	$15,752	$30,498	$31,946
Frozen novelties	20,770	18,919	38,739	36,721
Biscuits	5,858	5,687	13,771	13,958
Handhelds	4,099	1,069	6,991	2,345
Coupon redemption	(375)	(726)	(551)	(1,622)
Other	(5)	56	(15)	104
Total Retail Supermarket	$46,360	$40,757	$89,433	$83,452

Frozen Beverages
Beverages	$41,799	$35,365	$80,458	$69,128
Repair and maintenance service	22,585	21,000	46,412	43,011
Machines revenue	8,252	7,542	15,263	15,389
Other	577	509	1,053	951
Total Frozen Beverages	$73,213	$64,416	$143,186	$128,479

Consolidated sales	$337,854	$281,513	$689,197	$600,003

Depreciation and amortization:
Food Service	$9,597	$6,670	$19,055	$13,339
Retail Supermarket	492	386	883	752
Frozen Beverages	5,351	5,484	10,683	10,960
Total depreciation and amortization	$15,440	$12,540	$30,621	$25,051

Operating Income:
Food Service	$5,133	$536	$11,520	$9,537
Retail Supermarket	487	1,091	1,598	6,075
Frozen Beverages	4,573	2,461	6,403	3,321
Total operating income	$10,193	$4,088	$19,521	$18,933

Capital expenditures:
Food Service	$13,744	$13,851	$38,606	$24,084
Retail Supermarket	105	1,094	1,479	3,623
Frozen Beverages	4,365	4,261	9,039	7,599
Total capital expenditures	$18,214	$19,206	$49,124	$35,306

Assets:
Food Service	$910,573	$799,710	$910,573	$799,710
Retail Supermarket	12,162	33,206	12,162	33,206
Frozen Beverages	302,222	290,412	302,222	290,412
Total assets	$1,224,957	$1,123,328	$1,224,957	$1,123,328

Note 12	Goodwill and Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of March 25, 2023 and September 24, 2022 are as follows:

	March 25, 2023		September 24, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,872	$-	$85,872	$-

Amortized intangible assets
Non-compete agreements	-	-	670	670
Franchise agreements	8,500	638	8,500	212
Customer relationships	22,900	9,044	22,900	7,790
Technology	23,110	1,735	23,110	576
License and rights	1,690	1,523	1,690	1,481
TOTAL FOOD SERVICE	$142,072	$12,940	$142,742	$10,729

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

Amortized intangible Assets
Trade names	-	-	649	649
Customer relationships	7,688	6,871	7,907	6,693
TOTAL RETAIL SUPERMARKETS	$19,626	$6,871	$20,494	$7,342

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	617	1,439	545
Licenses and rights	1,400	1,177	1,400	1,142
TOTAL FROZEN BEVERAGES	$48,254	$1,794	$48,254	$1,687

CONSOLIDATED	$209,952	$21,605	$211,490	$19,758

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 25, 2023 and March 26, 2022 was $1.7 million and $0.6 million, respectively. Aggregate amortization expense of intangible assets for the six months ended March 25, 2023 and March 26, 2022 was $3.4 million and $1.2 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3.3 million in 2023 (excluding the six months ended March 25, 2023), $6.2 million in 2024, $5.6 million in 2025, and 2026, and $4.6 million in 2027.

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

Goodwill and Intangible Assets

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
		(in thousands)

March 25, 2023	$124,426	$4,146	$56,498	$185,070

September 24, 2022	$123,776	$4,146	$56,498	$184,420

Note 13	Investments

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

As of March 25, 2023, the Company held no held to maturity investment securities.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at March 25, 2023 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual funds	$3,588	$-	$739	$2,849
Preferred stock	1,519	61	-	1,580
Total marketable securities available for sale	$5,107	$61	$739	$4,429

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at March 25, 2023 and September 24, 2022 are summarized as follows:

	March 25, 2023		September 24, 2022

		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(in thousands)

Due in one year or less	$-	$-	$4,011	$3,990
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$-	$-	$4,011	$3,990
Less current portion	-	-	4,011	3,990
Long term held to maturity securities	$-	$-	$-	$-

Proceeds from the redemption and sale of marketable securities were $2.0 million and $5.3 million in the three and six months ended March 25, 2023 and were $4.3 million and $11.5 million in the three and six months ended March 26, 2022, respectively. Gains of $59,000 and $22,000 were recorded in the three and six months ended March 25, 2023, and losses of $25,000 and $69,000 were recorded in the three and six months ended March 26, 2022. Included in the gains and losses were an unrealized gain of $19,000 and an unrealized loss of $58,000 in the six months ended March 25, 2023 and March 26, 2022, respectively. An unrealized gain of $59,000 and an unrealized loss of $53,000 were recorded in the three months ended March 25, 2023, and March 26, 2022, respectively. We use the specific identification method to determine the cost of securities sold.

Note 14	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended	Six months ended
	March 25, 2023	March 25, 2023
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning balance	$(12,842)	$(13,713)

Other comprehensive income	1,068	1,939
Ending balance	$(11,774)	$(11,774)

	Three Months ended	Six months ended
	March 26, 2022	March 26, 2022
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning balance	$(13,827)	$(13,383)

Other comprehensive income	546	102
Ending balance	$(13,281)	$(13,281)

Note 15	Leases

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1month to 12 years.

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

As of March 25, 2023, the weighted-average discount rate of our operating and finance leases was 3.5% and 3.8%, respectively. As of September 24, 2022, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended March 25, 2023	Three months ended March 26, 2022	Six months ended March 25, 2023	Six months ended March 26, 2022
Operating lease cost in Cost of goods sold and Operating Expenses	$3,778	$3,922	$7,750	$7,920
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$22	$50	$56	$122
Interest on lease liabilities in Interest expense & other	2	2	4	7
Total finance lease cost	$24	$52	$60	$129
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-	-	-
Total net lease cost	$3,802	$3,974	$7,810	$8,049

Supplemental balance sheet information related to leases is as follows:

	March 25, 2023	September 24, 2022
Operating Leases
Operating lease right-of-use assets	$50,252	$51,137

Current operating lease liabilities	$13,507	$13,524
Noncurrent operating lease liabilities	41,642	42,660
Total operating lease liabilities	$55,149	$56,184

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$766	$328

Current finance lease liabilities	$226	$124
Noncurrent finance lease liabilities	702	254
Total finance lease liabilities	$928	$378

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,861	$3,970	$7,779	$8,008
Operating cash flows from finance leases	$2	$2	$4	$7
Financing cash flows from finance leases	$32	$37	$71	$111

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$3,821	$5,922	$6,497	$7,065
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of March 25, 2023, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Six months ending September 30, 2023	$8,137	$144
2024	13,794	244
2025	10,263	189
2026	6,998	154
2027	5,967	153
Thereafter	15,960	137
Total minimum payments	61,119	1,021
Less amount representing interest	(5,970)	(93)
Present value of lease obligations	$55,149	$928

As of March 25, 2023 the weighted-average remaining term of our operating and finance leases was 5.7 years and 5.6 years, respectively. As of September 24, 2022, the weighted average remaining term of our operating and finance leases was 5.8 years and 3.3 years, respectively.

Note 16	Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. The Company paid $13.3 million and $27.6 million to NFI in the three and six months ended March 25, 2023 and paid $2.9 million and $4.0 million through the three and six months ended March 26, 2022. Of the amounts paid to NFI, the amount related to management services performed by NFI was $0.2 million and $0.3 million in the three and six months ended March 25, 2023, and $0.2 million and $0.3 in the three and six months ended March 26, 2022. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. The agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party. As of March 25, 2023 and September 24, 2022, our consolidated balance sheet included related party trade payables of approximately $2.8 million and $2.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” “intend,” or “continue,” or, the negative thereof. We intend that such forward-looking statements be subject to the safe of the Act and the Exchange Act. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, assumptions, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative form from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 24, 2022.

Business Overview

The Company manufactures snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels, frozen novelties, churros and bakery products. We believe we are the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake and handheld products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage,

The Company’s Food Service and Frozen Beverages sales are made principally to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theaters; independent retailers; and schools, colleges and other institutions. The Company’s retail supermarket customers are primarily supermarket chains.

RESULTS OF OPERATIONS – Three and six months ended March 25, 2023

The following discussion provides a review of results for the three and six months ended March 25, 2023 as compared with the three and six months ended March 26, 2022.

Summary of Results	Three months ended			Six months ended
	March 25,	March 26,		March 25,	March 26,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Net Sales	$337,854	$281,513	20.0%	$689,197	$600,003	14.9%

Cost of goods sold	247,470	216,165	14.5%	507,958	455,280	11.6%
Gross Profit	90,384	65,348	38.3%	181,239	144,723	25.2%

Operating expenses
Marketing	24,017	21,036	14.2%	47,716	41,943	13.8%
Distribution	38,188	28,349	34.7%	80,237	61,664	30.1%
Administrative	17,919	11,719	52.9%	34,310	22,088	55.3%
Other general expense (income)	67	156	(57.1) %	(545)	95	(673.7) %
Total Operating Expenses	80,191	61,260	30.9%	161,718	125,790	28.6%

Operating Income	10,193	4,088	149.3%	19,521	18,933	3.1%

Other income (expense)
Investment income	401	160	150.6%	1,086	431	152.0%
Interest expense	(1,334)	(57)	2240.4%	(2,383)	(75)	3077.3%

Earnings before income taxes	9,260	4,191	120.9%	18,224	19,289	(5.5) %

Income tax expense	2,389	920	159.7%	4,720	4,927	(4.2) %

NET EARNINGS	$6,871	$3,271	110.1%	$13,504	$14,362	(6.0) %

Comparisons as a Percentage of Net Sales	Three months ended			Six months ended
	March 25,	March 26,	Basis Pt	March 25,	March 26,	Basis Pt
	2023	2022	Chg	2023	2022	Chg
Gross profit	26.8%	23.2%	360	26.3%	24.1%	220
Marketing	7.1%	7.5%	(40)	6.9%	7.0%	(10)
Distribution	11.3%	10.1%	120	11.6%	10.3%	130
Administrative	5.3%	4.2%	110	5.0%	3.7%	130
Operating income	3.0%	1.5%	150	2.8%	3.2%	(40)
Earnings before income taxes	2.7%	1.5%	120	2.6%	3.2%	(60)
Net earnings	2.0%	1.2%	80	2.0%	2.4%	(40)

Net Sales

Net sales increased by $56.3 million, or 20.0%, to $337.9 million for the three months ended March 25, 2023. Net sales in the period included $16.0 million of net sales from Dippin’ Dots. Net sales increased by $89.2 million, or 14.9%, to $689.2 million for the six months ended March 25, 2023. Net sales in the period included $29.3 million of net sales from Dippin’ Dots. Organic sales growth, across both the three months and six months ended March 25, 2023, was driven by growth across all three of the Company’s business segments, led by our core products including soft pretzels, churros, frozen novelties and frozen beverages.

Gross Profit

Gross Profit increased by $25.0 million, or 38.3%, to $90.4 million for the three months ended March 25, 2023. As a percentage of sales, gross profit increased from 23.2% to 26.8%. While inflationary trends have gradually improved during the fiscal year, key ingredients including flour, oils, eggs, meats, sugar and dairy continued to experience inflationary pressures compared with the same quarter last year, with average raw material costs up approximately 9%. Three pricing actions implemented in fiscal 2022, along with the initial benefits of our operating initiatives, and improved cost management and productivity, helped to offset the impact of the inflationary pressures noted above.

Gross Profit increased by $36.5 million, or 25.2%, to $181.2 million for the six months ended March 25, 2023. As a percentage of sales, gross profit increased from 24.1% to 26.3%. Key ingredients including flour, oils, eggs, meats, sugar and dairy continued to experience inflationary pressures compared with the same six-month period last year, with average raw material costs up approximately 15%. Three pricing actions implemented in fiscal 2022, along with the initial benefits of our operating initiatives, and improved cost management and productivity, helped to offset the impact of the inflationary pressures noted above.

Operating Expenses

Operating Expenses increased $18.9 million, or 30.9%, to $80.2 million for the three months ended March 25, 2023. As a percentage of sales, operating expenses increased from 21.8% to 23.7%, primarily reflecting the ongoing inflationary pressures across distribution and administrative costs, as well as the impact of Dippin’ Dots. As a percentage of sales, distribution expenses increased from 10.1% to 11.3%, reflecting inflationary pressures noted in fuel and outbound freight. As a percentage of sales, marketing expenses decreased from 7.5% to 7.1%. As a percentage of sales, general and administrative expenses increased from 4.2% to 5.3%, with the increase largely attributable to the impact of Dippin’ Dots.

Operating Expenses increased $35.9 million, or 28.6%, to $161.7 million for the six months ended March 25, 2023. As a percentage of sales, operating expenses increased from 21.0% to 23.5%, primarily reflecting the ongoing inflationary pressures across distribution and administrative costs, as well as the impact of Dippin’ Dots. As a percentage of sales, distribution expenses increased from 10.3% to 11.6%, reflecting inflationary pressures noted in fuel and outbound freight. As a percentage of sales, marketing expenses remained relatively flat, decreasing slightly from 7.0% to 6.9%. As a percentage of sales, general and administrative expenses increased from 3.7% to 5.0%, with the increase largely attributable to the impact of Dippin’ Dots.

Other Income and Expense

Investment income increased by $0.2 million to $0.4 million and by $0.7 million to $1.1 million for the three months, and six months, ended March 25, 2023, respectively. The increases were primary due to the improving interest rate environment in fiscal 2023.

Interest expense increase by $1.3 million to $1.3 million and by $2.3 million to $2.4 million for the three months, and six months, ended March 25, 2023, respectively, due to the Company’s outstanding borrowings on the Amended Credit Agreement.

Income Tax Expense

Income tax expense increased by $1.5 million, or 159.7%, to $2.4 million for the three months ended March 25, 2023. The effective tax rate was 25.8% as compared with 21.9% in the prior year period, with the increase due to the impact of tax benefits on stock-based compensation expense in the prior year period.

Income tax expense decreased by $0.2 million, or 4.2% to $4.7 million for the six months ended March 25, 2023. The effective tax rate was 25.9% as compared with 25.5% in the prior year period.

Net Earnings

Net earnings increased by $3.6 million, or 110.1%, for the three months ended March 25, 2023, due to the aforementioned items.

Net earnings decreased by $0.9 million, or 6.0%, for the six months ended March 25, 2023, due to the aforementioned items

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

Business Segment Discussion

We operate in three segments: Food Service, Retail Supermarket, and Frozen Beverages. The following table is a summary of sales and operating income, which is how we measure segment profit.

	Three months ended			Six months ended
	March 25,	March 26,		March 25,	March 26,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Net Sales
Food Service	$218,281	$176,340	23.8%	$456,578	$388,072	17.7%
Retail Supermarket	46,360	40,757	13.7%	89,433	83,452	7.2%
Frozen Beverages	73,213	64,416	13.7%	143,186	128,479	11.4%
Total Sales	$337,854	$281,513	20.0%	$689,197	$600,003	14.9%

	Three months ended			Six months ended
	March 25,	March 26,		March 25,	March 26,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Operating Income
Food Service	$5,133	$536	857.6%	$11,520	$9,537	20.8%
Retail Supermarket	487	1,091	(55.4) %	1,598	6,075	(73.7) %
Frozen Beverages	4,573	2,461	85.8%	6,403	3,321	92.8%
Total Operating Income	$10,193	$4,088	149.3%	$19,521	$18,933	3.1%

Food Service Segment Results

	Three months ended			Six months ended
	March 25,	March 26,		March 25,	March 26,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Food Service Sales to External Customers
Soft pretzels	$55,492	$43,261	28.3%	$107,715	$93,682	15.0%
Frozen novelties	26,607	7,305	264.2%	48,372	15,762	206.9%
Churros	24,920	17,447	42.8%	50,677	36,936	37.2%
Handhelds	20,309	20,506	(1.0) %	43,881	39,001	12.5%
Bakery	85,300	83,967	1.6%	194,248	191,798	1.3%
Other	5,653	3,854	46.7%	11,685	10,893	7.3%
Total Food Service	$218,281	$176,340	23.8%	$456,578	$388,072	17.7%

Food Service Operating Income	$5,133	$536	857.6%	$11,520	$9,537	20.8%

Sales to food service customers increased $41.9 million, or 24%, to $218.3 million for the three months ended March 25, 2023, which included approximately $16.0 million in sales from Dippin’ Dots. Soft pretzels sales to food service increased 28% to $55.5 million. Frozen novelties sales increased 264% to $26.6 million, largely driven by Dippin’ Dots sales. Churro sales increased 43% to $24.9 million led by customer expansion and growing menu penetration. Sales of bakery products increased by 2% to $85.3 million. Sales of handhelds decreased by 1% to $20.3 million.

Sales of new products in the first twelve months since their introduction were minimal in the quarter. Sales in the quarter benefited from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Food Service segment increased $4.6 million in the quarter to $5.1 million, driven by stronger sales and improved gross margin performance.

Sales to food service customers increased $68.5 million, or 18%, to $456.6 million for the six months ended March 25, 2023, which included approximately $29.3 million in sales from Dippin’ Dots. Soft pretzels sales to food service increased 15% to $107.7 million. Frozen novelties sales increased 207% to $48.4 million, largely driven by Dippin’ Dots sales. Churro sales increased 37% to $50.7 million led by customer expansion and growing menu penetration. Sales of bakery products increase by 1% to $194.2 million. Sales of handhelds increased by 13% to $43.9 million.

Sales of new products in the first twelve months since their introduction were minimal in the six months ended March 25, 2023. Price increases benefited sales in the six-month period, and more than offset some volume declines seen in certain product categories.

Operating income in our Food Service segment increased $2.0 million in the six months ended March 25, 2023, to $11.5 million, driven by stronger sales and improved gross margin performance.

Retail Supermarket Segment Results

	Three months ended			Six months ended
	March 25,	March 26,		March 25,	March 26,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Retail Supermarket Sales to External Customers
Soft pretzels	$16,013	$15,752	1.7%	$30,498	$31,946	(4.5) %
Frozen novelties	20,770	18,919	9.8%	38,739	36,721	5.5%
Biscuits	5,858	5,687	3.0%	13,771	13,958	(1.3) %
Handhelds	4,099	1,069	283.4%	6,991	2,345	198.1%
Coupon redemption	(375)	(726)	(48.3) %	(551)	(1,622)	(66.0) %
Other	(5)	56	(108.9) %	(15)	104	(114.4) %
Total Retail Supermarket	$46,360	$40,757	13.7%	$89,433	$83,452	7.2%

Retail Supermarket Operating Income	$487	$1,091	(55.4) %	$1,598	$6,075	(73.7) %

Sales of products to retail customers increased $5.6 million, or 14%, to $46.4 million for the three months ended March 25, 2023. Soft pretzel sales increased 2% to $16.0 million, frozen novelties sales increase 10% to $20.8 million, biscuit sales increased 3% to $5.9 million, and handheld sales increased 283% to $4.1 million with the increase in handheld sales largely driven by expansion with a major retailer. Sales of new products in retail supermarkets were minimal in the quarter. Sales in the quarter benefited from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Retail Supermarkets segment decreased $0.6 million in the quarter to $0.5 million primarily driven by gross margin challenges due to higher promotions and allowances.

Sales of products to retail customers increased $6.0 million, or 7%, to $89.4 million for the six months ended March 25, 2023. Soft pretzel sales decreased 5% to $30.5 million, frozen novelties sales increased 6% to $38.7 million, biscuit sales decreased 1% to $13.8 million, and handheld sales increased 198% to $7.0 million. Sales of new products in retail supermarkets were minimal in the six months ended March 25, 2023. Price increases benefited sales in the six-month period and helped to offset volume declines seen in certain product categories.

Operating income in our Retail Supermarkets segment decreased $4.5 million in the six months ended March 25, 2023 to $1.6 million primarily driven by gross margin challenges due to higher promotions and allowances, and higher distribution expenses.

Frozen Beverages Segment Results

	Three months ended			Six months ended
	March 25,	March 26,		March 25,	March 26,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Frozen Beverages
Beverages	$41,799	$35,365	18.2%	$80,458	$69,128	16.4%
Repair and maintenance service	22,585	21,000	7.5%	46,412	43,011	7.9%
Machines revenue	8,252	7,542	9.4%	15,263	15,389	(0.8) %
Other	577	509	13.4%	1,053	951	10.7%
Total Frozen Beverages	$73,213	$64,416	13.7%	$143,186	$128,479	11.4%

Frozen Beverages Operating Income	$4,573	$2,461	85.8%	$6,403	$3,321	92.8%

Frozen beverage and related product sales increased $8.8 million, or 14%, in the three months ended March 25, 2023. Beverage related sales increased 18% to $41.8 million. Gallon sales were up 12% for the three months led by continued improving trends in travel, sporting events, concerts and amusement parks and theater. Service revenue increased 8% to $22.6 million and machine revenue (primarily sales of frozen beverage machines) increased 9% to $8.3 million due to strong customer installation volume.

Operating income in our Frozen Beverage segment increased $2.1 million in the quarter to $4.6 million, as strong sales drove leverage across the business.

Frozen beverage and related product sales increased $14.7 million, or 11%, in the six months ended March 25, 2023. Beverage related sales increased 16% to $80.5 million. Gallon sales were up 7% for the six months ended March 25, 2023, led by continued improving trends in travel, sporting events, concerts and amusement parks and theater. Sales remained strong for the period despite theater related volume declines in the first fiscal quarter due to the lower performing releases and weather-related impacts during the holiday season. Service revenue increased 8% to $46.4 million. Machine revenue (primarily sales of frozen beverage machines) decreased 1% to $15.3 million, primarily due to the comparative timing of customer installations in the first fiscal quarter.

Operating income in our Frozen Beverage segment increased $3.1 million in the six months ended March 25, 2023 to $6.4 million, as strong sales drove leverage across the business.

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

	Six months ended
	March 25,	March 26,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net earnings	$13,504	$14,362
Non-cash items in net income:
Depreciation of fixed assets	27,236	23,868
Amortization of intangibles and deferred costs	3,385	1,183
(Gain) loss from disposals of property & equipment	(354)	100
Share-based compensation	2,552	2,350
Deferred income taxes	(787)	(251)
(Gain) loss on marketable securities	(22)	69
Other	(255)	(184)
Changes in assets and liabilities, net of effects from purchase of companies	(9,588)	(67,932)
Net cash provided by (used in) operating activities	$35,671	$(26,435)

●

The increase in depreciation of fixed assets was largely due to prior year purchases of property plant and equipment, as well as depreciation expense related to assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●	The increase in amortization of intangibles and deferred costs was related to intangible assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●	The $0.4 million gain from disposals of property & equipment primarily related to the sale of a building.

●	The net cash outflow of $9.6 million in cash flows associated with changes in assets and liabilities, net of effects from purchase of companies, in the six months ended March 25, 2023, was primarily driven by a decrease in accounts payable and accrued liabilities of $25.7 million, offset somewhat by a $10.5 million decrease in accounts receivable and a $4.8 million decrease in prepaid expenses. In the prior year, the net $67.9 million cash outflow was largely attributable to increases in inventory of $36.5 million and increases in accounts receivable of $25.0 million.

	Six months ended
	March 25,	March 26,
	2023	2022
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	$(49,124)	$(35,306)
Proceeds from redemption and sales of marketable securities	5,300	11,526
Proceeds from disposal of property and equipment	797	589
Net cash used in investing activities	$(43,027)	$(23,191)

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The increase was primarily due to increased spend for new lines at various plants aimed at increasing capacity.

●

The decrease in proceeds from redemption and sales of marketable securities was due to a strategic decision to no longer re-invest redeemed proceeds into marketable securities given the low interest rate environment.

	Six months ended
	March 25,	March 26,
	2023	2022
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	$4,059	$11,741
Borrowings under credit facility	92,000	-
Repayment of borrowings under credit facility	(55,000)	-
Payments on finance lease obligations	(71)	(111)
Payment of cash dividends	(26,914)	(24,163)
Net cash provided by (used in) financing activities	$14,074	$(12,533)

●	The decrease in proceeds from issuance of stock was primarily due to a lower rate of option exercises in the six months ended March 25, 2023 compared with the six months ended March 26, 2022.

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made in the six months ended March 25, 2023 to primarily fund working capital needs.

●	Dividends paid increased as our quarterly dividend was raised during fiscal 2022.

Liquidity

As of March 25, 2023, we had $43.3 million of Cash and Cash Equivalents, and $4.4 million of Marketable Securities.

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

Interest accrues, at the Company’s election, at (i) the BSBY Rate (as defined in the Credit Agreement) plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily BSBY Rate, plus an applicable margin). The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 25, 2023, the Company is in compliance with all financial covenants of the Credit Agreement.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175 million in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225 million or $50 million, plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

As of March 25, 2023, we had $92.0 million of outstanding borrowings drawn on the Amended Credit Agreement. As of March 25, 2023, we had $123.2 million of additional borrowing capacity, after giving effect to the $9.8 million of letters of credit outstanding.

Recently Issued and Adopted Accounting Pronouncements

See Note 8 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

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

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2022 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 25, 2023, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 25, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fiscal third quarter of 2022, the Company completed the acquisition of Dippin’ Dots. As permitted by SEC staff interpretive guidance that an assessment of a recently acquired business may be omitted from the scope of evaluation for a period of up to one year following the acquisition, management excluded Dippin’ Dots from its interim evaluation of internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

None

Item 6.	Exhibits

Exhibit No.

10.1	J & J Snack Foods Corp. 2022 Long-Term Incentive Plan (Incorporated by reference to the Company’s Form 8-K filed on February 14, 2023).
10.2	Executive Employment Agreement, dated February 14, 2023, by and between J & J Snack Foods Corp. and Daniel Fachner (Incorporated by reference to the Company’s Form 8-K filed on February 17, 2023).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 25, 2023, formatted in iXBRL (Inline extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows and
(v)	the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and containing in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: May 4, 2023	/s/ Dan Fachner
Dan Fachner
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2023	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)