Form 10-Q
period 2023-06-24
J&J SNACK FOODS CORP
filed 2023-08-03
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 24, 2023

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

At July 31, 2023 there were 19,289,799 shares of the Registrant’s Common Stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 24,
	2023	September 24,
	(unaudited)	2022
Assets
Current assets
Cash and cash equivalents	$65,643	$35,181
Marketable securities held to maturity	-	4,011
Accounts receivable, net	217,520	208,178
Inventories	177,620	180,473
Prepaid expenses and other	8,420	16,794
Total current assets	469,203	444,637

Property, plant and equipment, at cost
Land	3,714	3,714
Buildings	34,232	34,232
Plant machinery and equipment	438,579	374,566
Marketing equipment	291,424	274,904
Transportation equipment	14,551	11,685
Office equipment	46,934	45,865
Improvements	50,976	49,331
Construction in progress	53,916	65,753
Total Property, plant and equipment, at cost	934,326	860,050
Less accumulated depreciation and amortization	562,985	524,683
Property, plant and equipment, net	371,341	335,367

Other assets
Goodwill	185,070	184,420
Other intangible assets, net	186,667	191,732
Marketable securities available for sale	4,513	5,708
Operating lease right-of-use assets	83,089	51,137
Other	4,214	3,965
Total other assets	463,553	436,962
Total Assets	$1,304,097	$1,216,966

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$188	$124
Accounts payable	100,025	108,146
Accrued insurance liability	17,312	15,678
Accrued liabilities	22,408	9,214
Current operating lease liabilities	14,675	13,524
Accrued compensation expense	19,479	21,700
Dividends payable	13,489	13,453
Total current liabilities	187,576	181,839

Long-term debt	83,000	55,000
Noncurrent finance lease liabilities	650	254
Noncurrent operating lease liabilities	73,361	42,660
Deferred income taxes	69,432	70,407
Other long-term liabilities	3,911	3,637

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,270,000 and 19,219,000 respectively	104,250	94,026
Accumulated other comprehensive loss	(8,999)	(13,713)
Retained Earnings	790,916	782,856
Total stockholders' equity	886,167	863,169
Total Liabilities and Stockholders' Equity	$1,304,097	$1,216,966

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022

Net sales	$425,769	$380,227	$1,114,966	$980,230

Cost of goods sold	282,887	271,151	790,845	726,431
Gross profit	142,882	109,076	324,121	253,799

Operating expenses
Marketing	31,308	24,002	79,024	65,945
Distribution	44,485	48,157	124,722	109,821
Administrative	18,740	15,724	53,050	37,812
Other general expense (income)	55	(67)	(490)	28
Total operating expenses	94,588	87,816	256,306	213,606

Operating income	48,294	21,260	67,815	40,193

Other income (expense)
Investment income	633	106	1,719	537
Interest expense	(1,314)	(156)	(3,697)	(231)

Earnings before income taxes	47,613	21,210	65,837	40,499

Income tax expense	12,632	5,647	17,352	10,574

NET EARNINGS	$34,981	$15,563	$48,485	$29,925

Earnings per diluted share	$1.81	$0.81	$2.51	$1.56

Weighted average number of diluted shares	19,327	19,234	19,299	19,198

Earnings per basic share	$1.82	$0.81	$2.52	$1.56

Weighted average number of basic shares	19,257	19,174	19,239	19,131

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022

Net earnings	$34,981	$15,563	$48,485	$29,925

Foreign currency translation adjustments	2,775	(93)	4,714	9
Total other comprehensive income (loss), net of tax	2,775	(93)	4,714	9

Comprehensive income	$37,756	$15,470	$53,199	$29,934

The accompanying notes are an integral part of these statements.

J & J Snack Foods Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

Issuance of common stock upon exercise of stock options	10	1,285	-	-	1,285
Foreign currency translation adjustment	-	-	871	-	871
Dividends declared	-	-	-	(13,461)	(13,461)
Share-based compensation	-	1,239	-	-	1,239
Net earnings	-	-	-	6,633	6,633
Balance at December 24, 2022	19,229	$96,550	$(12,842)	$776,028	$859,736

Issuance of common stock upon exercise of stock options	14	1,713	-	-	1,713
Issuance of common stock for employee stock purchase plan	9	1,061	-	-	1,061
Foreign currency translation adjustment	-	-	1,068	-	1,068
Dividends declared	-	-	-	(13,475)	(13,475)
Share-based compensation	-	1,313	-	-	1,313
Net earnings	-	-	-	6,871	6,871
Balance at March 25, 2023	19,252	$100,637	$(11,774)	$769,424	$858,287

Issuance of common stock upon exercise of stock options	18	2,230	-	-	2,230
Issuance of common stock for employee stock purchase plan	-	-	-	-	-
Foreign currency translation adjustment	-	-	2,775	-	2,775
Dividends declared	-	-	-	(13,489)	(13,489)
Share-based compensation	-	1,383	-	-	1,383
Net earnings	-	-	-	34,981	34,981
Balance at June 24, 2023	19,270	$104,250	$(8,999)	$790,916	$886,167

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654

Issuance of common stock upon exercise of stock options	5	706	-	-	706
Foreign currency translation adjustment	-	-	(444)	-	(444)
Dividends declared	-	-	-	(12,092)	(12,092)
Share-based compensation	-	1,083	-	-	1,083
Net earnings	-	-	-	11,091	11,091
Balance at December 25, 2021	19,089	$75,386	$(13,827)	$784,439	$845,998

Issuance of common stock upon exercise of stock options	76	10,012	-	-	10,012
Issuance of common stock for employee stock purchase plan	8	1,023	-	-	1,023
Foreign currency translation adjustment	-	-	546	-	546
Dividends declared	-	-	-	(12,136)	(12,136)
Share-based compensation	-	1,267	-	-	1,267
Net earnings	-	-	-	3,271	3,271
Balance at March 26, 2022	19,173	$87,688	$(13,281)	$775,574	$849,981

Issuance of common stock upon exercise of stock options	11	1,452	-	-	1,452
Issuance of common stock for employee stock purchase plan	-	-	-	-	-
Foreign currency translation adjustment	-	-	(93)	-	(93)
Dividends declared	-	-	-	(12,138)	(12,138)
Share-based compensation	-	1,134	-	-	1,134
Net earnings	-	-	-	15,563	15,563
Balance at June 25, 2022	19,184	$90,274	$(13,374)	$778,999	$855,899

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	June 24,	June 25,
	2023	2022
Operating activities:
Net earnings	$48,485	$29,925
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	41,319	36,292
Amortization of intangibles and deferred costs	5,065	1,775
(Gain) loss from disposals of property & equipment	(255)	50
Share-based compensation	3,935	3,484
Deferred income taxes	(937)	(227)
(Gain) loss on marketable securities	(105)	412
Other	(237)	(212)
Changes in assets and liabilities, net of effects from purchase of companies
Increase in accounts receivable	(7,680)	(78,058)
Decrease (increase) in inventories	4,875	(42,784)
Decrease (increase) in prepaid expenses	8,487	(102)
Increase in accounts payable and accrued liabilities	2,992	19,798
Net cash provided by (used in) operating activities	105,944	(29,647)

Investing activities:
Payments for purchases of companies, net of cash acquired	-	(221,301)
Purchases of property, plant and equipment	(76,472)	(64,231)
Proceeds from redemption and sales of marketable securities	5,300	11,526
Proceeds from disposal of property and equipment	774	1,147
Net cash (used in) investing activities	(70,398)	(272,859)

Financing activities:
Proceeds from issuance of stock	6,289	12,168
Borrowings under credit facility	102,000	125,000
Repayment of borrowings under credit facility	(74,000)	-
Payments for debt issuance costs	-	(225)
Payments on finance lease obligations	(150)	(150)
Payment of cash dividend	(40,389)	(36,299)
Net cash (used in) provided by financing activities	(6,250)	100,494

Effect of exchange rates on cash and cash equivalents	1,166	103

Net increase (decrease) in cash and cash equivalents	30,462	(201,909)
Cash and cash equivalents at beginning of period	35,181	283,192
Cash and cash equivalents at end of period	$65,643	$81,283

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

The results of operations for the three and nine months ended June 24, 2023 and June 25, 2022 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

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

The financial results of Dippin’ Dots have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings of Dippin’ Dots were $31.4 million and $6.8 million for the three months ended June 24, 2023, and $60.8 million and $6.0 million for the nine months ended June 24, 2023. Post-acquisition sales and net earnings of Dippin’ Dots were $2.2 million and $0.6 million for the three and nine months ended June 25, 2022. Dippin’ Dots is reported as part of our Food Service segment.

Dippin' Dots Results Included in the Company's Consolidated Results

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Net sales	$31,417	$2,218	$60,762	$2,218
Net earnings	$6,786	$621	$5,956	$621

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

During the prior quarter ended March 25, 2023, we recorded a measurement period adjustment to the estimated fair values initially recorded on June 21, 2022 which resulted in an increase in Other Current Liabilities of $0.7 million and an increase in Goodwill of $0.7 million. In fiscal year 2022, we previously recorded measurement period adjustments to the estimated fair values initially recorded on June 21, 2022, which resulted in an increase to Property, plant, and equipment, net of $6.5 million, and reductions in Goodwill, Identifiable intangible assets, and Inventories of $4.0 million, $2.2 million, and $0.3 million, respectively. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date and did not have a material impact on our consolidated statement of income for the three months, or the nine months, ended June 24, 2023.

The following table reflects: (i) the Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date; (ii) measurement period adjustments made to the preliminary allocation during the measurement period; and (iii) the final allocation of the purchase price to the assets acquired and liabilities assumed:

Final Dippin' Dots Purchase Price Allocation

	Preliminary Value
	as of acquisition
	date (as previously	Measurement
	reported as of	Period
	June 25, 2022)	Adjustment	As Adjusted
	(in thousands)

Cash and cash equivalents	$2,259		$2,259
Accounts receivable, net	12,257		12,257
Inventories	8,812	(301)	8,511
Prepaid expenses and other	1,215		1,215
Property, plant and equipment, net	24,622	6,548	31,170
Intangible assets	120,400	(2,200)	118,200
Goodwill (1)	66,634	(3,397)	63,237
Operating lease right-of-use assets	3,514		3,514
Other noncurrent assets	243		243
Total assets acquired	239,956	650	240,606
Liabilities assumed:
Current lease liabilities	619		619
Accounts payable	6,005		6,005
Other current liabilities	3,532	650	4,182
Noncurrent lease liabilities	2,954		2,954
Other noncurrent liabilities	3,285		3,285
Total liabilities acquired	16,395	650	17,045
Purchase price	$223,561	$-	$223,561

(1) Goodwill was assigned to our Food Services segment and was primarily attributed to the assembled workforce of the acquired business and to our expectations of favorable growth opportunities in entertainment and amusement locations, theaters, and convenience based on increased synergies that are expected to be achieved from the integration of Dippin’ Dots.

Acquired Intangible Assets

		(in thousands)
	Weighted average	June 21,
	life (years)	2022
Amortizable
Trade name	indefinite	$76,900
Developed technology	10	22,900
Customer relationships	10	9,900
Franchise agreements	10	8,500
Total acquired intangible assets		$118,200

As the measurement period ended on June 21, 2023, the adjusted purchase price allocation amounts included in the table above are no longer subject to change. Any adjustments to the purchase price allocation required after the one-year measurement period are expected to be recorded in the consolidated statement of earnings as operating expenses or income.

The following unaudited pro forma information presents the consolidated results of operations as if the business combination in 2022 had occurred as of September 26, 2021, after giving effect to acquisition-related adjustments, including: (1) depreciation and amortization of assets; (2) amortization of unfavorable contracts related to the fair value adjustments of the assets acquired; (3) change in the effective tax rate; (4) interest expense on any debt incurred to fund the acquisitions which would have been incurred had such acquisitions occurred as of September 26, 2021; and (5) merger and acquisition costs.

J & J Snack Foods Corp and Dippin' Dots Unaudited Pro Forma Combined Financial Information

	Three months ended	Nine months ended
	June 25,	June 25,
	2022	2022
	(in thousands)	(in thousands)

Net sales	$404,182	$1,028,079
Net earnings	$17,838	$31,501

Earnings per diluted share	$0.93	$1.64
Weighted average number of diluted shares	19,234	19,198

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $17.7 million at June 24, 2023 and $14.7 million at September 24, 2022.

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

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Beginning Balance	$4,829	$1,092	$4,926	$1,097
Additions to contract liability	2,281	2,270	5,198	4,843
Amounts recognized as revenue	(1,651)	(1,276)	(4,665)	(3,854)
Ending Balance	$5,459	$2,086	$5,459	$2,086

Disaggregation of Revenue

See Note 11 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Doubtful Receivables

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for doubtful accounts considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for doubtful receivables was $3.4 million and $2.2 million on June 24, 2023 and September 24, 2022, respectively.

Note 4	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $14.1 million and $12.4 million for the three months ended June 24, 2023 and June 25, 2022, respectively and $41.3 million and $36.3 million for the nine months ended June 24, 2023 and June 25, 2022, respectively.

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

	Three months ended June 24, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$34,981	19,257	$1.82

Effect of dilutive securities
RSU's and options	-	70	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$34,981	19,327	$1.81

249,440 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 24, 2023.

	Nine months ended June 24, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$48,485	19,239	$2.52

Effect of dilutive securities
RSU's and options	-	60	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$48,485	19,299	$2.51

379,920 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 24, 2023.

	Three months ended June 25, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$15,563	19,174	$0.81

Effect of dilutive securities
RSU's and options	-	60	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$15,563	19,234	$0.81

382,431 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 25, 2022.

	Nine months ended June 25, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$29,925	19,131	$1.56

Effect of dilutive securities
RSU's and options	-	67	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$29,925	19,198	$1.56

302,674 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 25, 2022.

Note 6	Share-Based Compensation and Post-Retirement Benefits

At June 24, 2023, the Company has two stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Stock options	$449	$693	$1,628	$2,115
Stock purchase plan	118	90	542	240
Stock issued to outside directors	39	-	66	-
Restricted stock issued to employees	295	152	669	376
Performance stock issued to employees	177	83	420	204
Total share-based compensation	$1,078	$1,018	$3,325	$2,935

The above compensation is net of tax benefits	$305	$116	$610	$549

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

The Company did not grant any stock options during the nine months ended June 24, 2023.

During the fiscal year 2022 nine-month period ending June 25, 2022, the Company granted 115,700 stock options. The weighted-average grant date fair value of these options was $23.36.

The Company issued 11,964 service share units (“RSU”)’s in the three months ended June 24, 2023, and 21,864 RSU’s in the nine months ended June 24, 2023. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. The Company issued 327 RSU’s in the three months ended June 25, 2022, and 9,200 RSU’s in the nine months ended June 25, 2022.

The Company issued 2,619 performance share units (“PSU”)’s in the three months ended June 24, 2023, and 21,260 PSU’s in the nine months ended June 24, 2023. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. During the nine months ended June 25, 2022, the Company issued 8,868 PSU’s. No such PSU’s were issued in the three months ended June 25, 2022.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both June 24, 2023 and September 24, 2022, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 24, 2023, and September 24, 2022, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax with virtually all open for examination for three to four years.

Our effective tax rate was 26.5% for the three months ended June 24, 2023, as compared with 26.6% in the prior fiscal year period.

Our effective tax rate was 26.4% for the nine months ended June 24, 2023, as compared with 26.1% in the prior fiscal year period.

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

Interest accrues, at the Company’s election at (i) the BSBY Rate (as defined in the Credit Agreement), plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily BSBY Rate, plus an applicable margin). The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 24, 2023, the Company is in compliance with all financial covenants terms of the Credit Agreement.

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

As of June 24, 2023, $83.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.12%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of June 24, 2023, the amount available under the Amended Credit Agreement was $132.2 million, after giving effect to the outstanding letters of credit. As of September 24, 2022, $55.0 million was outstanding under the Credit Agreement. As of September 24, 2022, the amount available under the Amended Agreement was $160.2 million, after giving effect to the outstanding letters of credit.

Note 10	Inventory

Inventories consist of the following:

	June 24,	September 24,
	2023	2022
	(unaudited)
	(in thousands)

Finished goods	$88,390	$86,464
Raw materials	35,534	41,505
Packaging materials	14,475	16,637
Equipment parts and other	39,221	35,867
Total inventories	$177,620	$180,473

Note 11	Segment Information

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

	Three months ended		Nine months ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Sales to external customers:
Food Service
Soft pretzels	$63,527	$55,946	$171,242	$149,628
Frozen novelties	47,410	17,155	95,782	32,917
Churros	30,470	25,614	81,147	62,550
Handhelds	17,003	25,740	60,884	64,741
Bakery	87,582	95,495	281,830	287,293
Other	8,988	7,892	20,673	18,785
Total Food Service	$254,980	$227,842	$711,558	$615,914

Retail Supermarket
Soft pretzels	$10,269	$11,696	$40,767	$43,642
Frozen novelties	41,684	41,865	80,423	78,586
Biscuits	5,135	6,066	18,906	20,024
Handhelds	4,452	1,589	11,443	3,934
Coupon redemption	(385)	(605)	(936)	(2,227)
Other	(5)	397	(20)	501
Total Retail Supermarket	$61,150	$61,008	$150,583	$144,460

Frozen Beverages
Beverages	$72,878	$57,791	$153,336	$126,919
Repair and maintenance service	24,144	22,892	70,556	65,903
Machines revenue	11,554	9,868	26,817	25,257
Other	1,063	826	2,116	1,777
Total Frozen Beverages	$109,639	$91,377	$252,825	$219,856

Consolidated sales	$425,769	$380,227	$1,114,966	$980,230

Depreciation and amortization:
Food Service	$9,797	$7,097	$28,852	$20,436
Retail Supermarket	540	405	1,423	1,157
Frozen Beverages	5,426	5,514	16,109	16,474
Total depreciation and amortization	$15,763	$13,016	$46,384	$38,067

Operating Income:
Food Service	$20,786	$2,640	$32,306	$12,177
Retail Supermarket	4,168	2,341	5,766	8,416
Frozen Beverages	23,340	16,279	29,743	19,600
Total operating income	$48,294	$21,260	$67,815	$40,193

Capital expenditures:
Food Service	$20,015	$21,673	$58,621	$45,757
Retail Supermarket	345	2,815	1,824	6,438
Frozen Beverages	6,988	4,437	16,027	12,036
Total capital expenditures	$27,348	$28,925	$76,472	$64,231

Assets:
Food Service	$959,657	$957,719	$959,657	$957,719
Retail Supermarket	12,327	29,147	12,327	29,147
Frozen Beverages	332,113	304,376	332,113	304,376
Total assets	$1,304,097	$1,291,242	$1,304,097	$1,291,242

Note 12	Intangible Assets and Goodwill

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

Intangible Assets

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of June 24, 2023 and September 24, 2022 are as follows:

	June 24, 2023		September 24, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,872	$-	$85,872	$-

Amortized intangible assets
Non compete agreements	-	-	670	670
Franchise agreements	8,500	850	8,500	212
Customer relationships	22,900	9,673	22,900	7,790
Technology	23,110	2,307	23,110	576
License and rights	1,690	1,544	1,690	1,481
TOTAL FOOD SERVICE	$142,072	$14,374	$142,742	$10,729

RETAIL SUPERMARKETS

Indefinite lived intangible assets Trade names	$11,938	$-	$11,938	$-

Amortized intangible Assets
Trade names	-	-	649	649
Customer relationships	7,687	7,063	7,907	6,693
TOTAL RETAIL SUPERMARKETS	$19,625	$7,063	$20,494	$7,342

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	653	1,439	545
Licenses and rights	1,400	1,194	1,400	1,142
TOTAL FROZEN BEVERAGES	$48,254	$1,847	$48,254	$1,687

CONSOLIDATED	$209,951	$23,284	$211,490	$19,758

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 24, 2023 and June 25, 2022 was $1.7 million and $0.6 million, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 24, 2023 and June 25, 2022 was $5.1 million and $1.8 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $1.6 million in 2023 (excluding the nine months ended June 24, 2023), $6.2 million in 2024, $5.6 million in 2025 and 2026, and $4.6 million in 2027.

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverages segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)

June 24, 2023	$124,426	$4,146	$56,498	$185,070

September 24, 2022	$123,776	$4,146	$56,498	$184,420

Note 13	Investments

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

As of June 24, 2023, the Company held no held to maturity investment securities.

The amortized cost, unrealized gains and losses, and fair market values of our investment securities available for sale at June 24, 2023 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$709	$2,879
Preferred Stock	1,487	147	-	1,634
Total marketable securities available for sale	$5,075	$147	$709	$4,513

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

The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at June 24, 2023 and September 24, 2022 are summarized as follows:

	June 24, 2023		September 24, 2022
		Fair		Fair
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
(in thousands)

Due in one year or less	$-	$-	$4,011	$3,990
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Total held to maturity securities	$-	$-	$4,011	$3,990
Less current portion	-	-	4,011	3,990
Long term held to maturity securities	$-	$-	$-	$-

There were no proceeds from the redemption and sales of marketable securities in the three months ended June 24, 2023 or in the three months ended June 25, 2022. Proceeds from the redemption and sale of marketable securities were $5.3 million in the nine months ended June 24, 2023 and were $11.5 million in the nine months ended June 25, 2022, respectively. Gains of $0.1 million were recorded in the three and nine months ended June 24, 2023, respectively, and losses of $0.3 million and $0.4 million were recorded in the three and nine months ended June 25, 2022. Included in the gains and losses were an unrealized gain of $0.1 million and an unrealized loss of $0.4 million in the nine months ended June 24, 2023 and June 25, 2022, respectively. An unrealized gain of $0.1 million and an unrealized loss of $0.3 million were recorded in the three months ended June 24, 2023, and June 25, 2022, respectively. We use the specific identification method to determine the cost of securities sold.

Note 14	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended	Nine months ended
	June 24, 2023	June 24, 2023
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning Balance	$(11,774)	$(13,713)

Other comprehensive income	2,775	4,714
Ending Balance	$(8,999)	$(8,999)

	Three months ended	Nine months ended
	June 25, 2022	June 25, 2022
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning Balance	$(13,281)	$(13,383)

Other comprehensive (loss) income	(93)	9
Ending Balance	$(13,374)	$(13,374)

Note 15	Leases

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate for some of our office, warehouse, and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 20 years.

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

As of June 24, 2023, the weighted-average discount rate of our operating and finance leases was 4.3% and 3.9%, respectively. As of June 25, 2022, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Operating lease cost in Cost of goods sold and Operating expenses	$4,327	$3,630	$12,077	$11,550
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating expenses	$71	$19	$127	$141
Interest on lease liabilities in Interest expense & other	11	1	15	8
Total finance lease cost	$82	$20	$142	$149
Short-term lease cost in Cost of goods sold and Operating expenses	-	-	-	-
Total net lease cost	$4,409	$3,650	$12,219	$11,699

Supplemental balance sheet information related to leases is as follows:

	June 24, 2023	September 24, 2022
Operating Leases
Operating lease right-of-use assets	$83,089	$51,137

Current operating lease liabilities	$14,675	$13,524
Noncurrent operating lease liabilities	73,361	42,660
Total operating lease liabilities	$88,036	$56,184

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$839	$328

Current finance lease liabilities	$188	$124
Noncurrent finance lease liabilities	650	254
Total finance lease liabilities	$838	$378

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,422	$4,181	$12,201	$12,189
Operating cash flows from finance leases	$11	$1	$15	$8
Financing cash flows from finance leases	$79	$39	$150	$150

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$37,030	$4,652	$43,527	$11,717
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of June 24, 2023, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Three months ending September 30, 2023	4,716	74
2024	17,447	244
2025	14,033	189
2026	10,808	154
2027	9,807	153
Thereafter	56,572	110
Total minimum payments	113,383	$924
Less amount representing interest	(25,347)	(86)
Present value of lease obligations	$88,036	$838

As of June 24, 2023 the weighted-average remaining term of our operating and finance leases was 10.9 years and 4.4 years, respectively. As of September 24, 2022, the weighted average remaining term of our operating and finance leases was 5.8 years and 3.3 years, respectively.

Note 16	Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. The Company paid $13.5 million and $41.1 million to NFI in the three and nine months ended June 24, 2023 and paid $12.0 million and $16.0 million through the three and nine months ended June 25, 2022. Of the amounts paid to NFI, the amount related to management services performed by NFI was $0.3 million and $0.6 million in the three and nine months ended June 24, 2023, and $0.1 million and $0.4 in the three and nine months ended June 25, 2022. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. As of June 24, 2023, and September 24, 2022, our consolidated balance sheet included related party trade payables of approximately $4.1 million and $2.9 million, respectively.

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. The distribution center will be operated by NFI for the Company, pursuant to a Distribution Services Agreement. Under the Distribution Services Agreement, NFI will provide logistics and warehouse management services. NFI will continue to perform distribution-related management services for the Company as well. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. No payments on the lease were made to NFI during the three months ended June 24, 2023.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

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

RESULTS OF OPERATIONS – Three and nine months ended June 24, 2023

The following discussion provides a review of results for the three and nine months ended June 24, 2023 as compared with the three and nine months ended June 25, 2022.

Summary of Results	Three months ended			Nine months ended
	June 24,	June 25,		June 24,	June 25,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Net Sales	$425,769	$380,227	12.0%	$1,114,966	$980,230	13.7%

Cost of goods sold	282,887	271,151	4.3%	790,845	726,431	8.9%
Gross Profit	142,882	109,076	31.0%	324,121	253,799	27.7%

Operating expenses
Marketing	31,308	24,002	30.4%	79,024	65,945	19.8%
Distribution	44,485	48,157	(7.6)%	124,722	109,821	13.6%
Administrative	18,740	15,724	19.2%	53,050	37,812	40.3%
Other general expense (income)	55	(67)	(182.1)%	(490)	28	(1850.0)%
Total Operating Expenses	94,588	87,816	7.7%	256,306	213,606	20.0%

Operating Income	48,294	21,260	127.2%	67,815	40,193	68.7%

Other income (expense)
Investment income	633	106	497.2%	1,719	537	220.1%
Interest expense	(1,314)	(156)	742.3%	(3,697)	(231)	1500.4%

Earnings before income taxes	47,613	21,210	124.5%	65,837	40,499	62.6%

Income tax expense	12,632	5,647	123.7%	17,352	10,574	64.1%

NET EARNINGS	$34,981	$15,563	124.8%	$48,485	$29,925	62.0%

Comparisons as a Percentage of Net Sales	Three months ended			Nine months ended
	June 24,	June 25,		June 24,	June 25,
	2023	2022	Basis Pt Chg	2023	2022	Basis Pt Chg
Gross profit	33.6%	28.7%	490	29.1%	25.9%	320
Marketing	7.4%	6.3%	110	7.1%	6.7%	40
Distribution	10.4%	12.7%	(230)	11.2%	11.2%	-
Administrative	4.4%	4.1%	30	4.8%	3.9%	90
Operating income	11.3%	5.6%	570	6.1%	4.1%	200
Earnings before income taxes	11.2%	5.6%	560	5.9%	4.1%	180
Net earnings	8.2%	4.1%	410	4.3%	3.1%	120

Net Sales

Net sales increased by $45.5 million, or 12.0%, to $425.8 million for the three months ended June 24, 2023. Net sales in the period included $31.4 million of net sales from Dippin’ Dots, an increase of $29.2 million over prior year quarter. Net sales increased by $134.7 million, or 13.7%, to $1,115.0 million for the nine months ended June 24, 2023. Net sales in the period included $60.8 million of net sales from Dippin’ Dots, an increase of $58.5 million over prior year. Organic sales growth, across the nine months ended June 24, 2023, was driven by growth across all three of the Company’s business segments, led by our core products including soft pretzels, churros, frozen novelties and frozen beverages. In the three months ended June 24, 2023, organic sales growth was primarily driven by growth in the frozen beverages segment.

Gross Profit

Gross Profit increased by $33.8 million, or 31.0%, to $142.9 million for the three months ended June 24, 2023. As a percentage of sales, gross profit increased from 28.7% to 33.6% for the three months ended June 24, 2023. The increase in gross profit as a percentage of sales was driven by our pricing actions and a better product mix, along with the stabilization of inflationary pressures on the back of historic highs in the fiscal year 2022. Overall, inflationary increases were in the low single digits when compared with prior year quarter. The cost of key ingredients including flour, oils, dairy and meats have declined, though double-digit inflationary increases were seen in sugar/sweeteners and mixes, which continued to negatively impact margins on certain products including frozen novelties and churros.

Gross Profit increased by $70.3 million, or 27.7%, to $324.1 million for the nine months ended June 24, 2023, when compared to the same period of 2022. As a percentage of sales, gross profit for the nine months ended June 24, 2023, increased from 25.9% to 29.1%. The increase in gross profit as a percentage of sales was driven by our pricing actions and a better product mix, along with the stabilization of inflationary pressures on the back of historic highs in the fiscal year 2022.

Operating Expenses

Operating Expenses increased $6.8 million, or 7.7%, to $94.6 million for the three months ended June 24, 2023. As a percentage of sales, operating expenses decreased from 23.1% to 22.2%, As a percentage of sales, distribution expenses for the three months ended June 24, 2023, decreased from 12.7% to 10.4%, reflecting the benefits seen from our supply chain transformation initiatives, along with declining diesel prices and carrier costs. As a percentage of sales, marketing expenses for the three months ended June 24, 2023, increased from 6.3% to 7.4%, with the increase somewhat attributable to the timing of seasonal spend on sponsorships and demos. As a percentage of sales, general and administrative expenses for the three months ended June 24, 2023, increased from 4.1% to 4.4%, with the increase largely attributable to the impact of Dippin’ Dots.

Operating Expenses increased $42.7 million, or 20.0%, to $256.3 million for the nine months ended June 24, 2023. As a percentage of sales, operating expenses increased from 21.8% to 23.0%. As a percentage of sales, distribution expenses remained flat at 11.2%, which reflects the benefit noted above on the current quarter’s distribution expense offset by inflationary pressures noted in fuel and outbound freight that had impacted the Company comparatively earlier in the fiscal year. As a percentage of sales, marketing expenses increased from 6.7% to 7.1%. As a percentage of sales, general and administrative expenses increased from 3.9% to 4.8%, with the increase largely attributable to the impact of Dippin’ Dots.

Other Income and Expense

Investment income increased by $0.5 million to $0.6 million and by $1.2 million to $1.7 million for the three months, and nine months, ended June 24, 2023, respectively. The increases were primary due to the improving interest rate environment in fiscal 2023.

Interest expense increased by $1.1 million to $1.3 million and by $3.5 million to $3.7 million for the three months, and nine months, ended June 24, 2023, respectively, due to the Company’s outstanding borrowings on the Amended Credit Agreement.

Income Tax Expense

Income tax expense increased by $7.0 million, or 123.7%, to $12.6 million for the three months ended June 24, 2023. The effective tax rate was 26.5% as compared with 26.6% in the prior year period.

Income tax expense increased by $6.8 million, or 64.1%, to $17.4 million for the nine months ended June 24, 2023. The effective tax rate was 26.4% as compared with 26.1% in the prior year period.

Net Earnings

Net earnings increased by $19.4 million, or 124.8%, for the three months ended June 24, 2023, due to the aforementioned items.

Net earnings increased by $18.6 million, or 62.0%, for the nine months ended June 24, 2023, due to the aforementioned items.

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

	Three months ended			Nine months ended
	June 24,	June 25,		June 24,	June 25,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Net Sales
Food Service	$254,980	$227,842	11.9%	$711,558	$615,914	15.5%
Retail Supermarket	61,150	61,008	0.2%	150,583	144,460	4.2%
Frozen Beverages	109,639	91,377	20.0%	252,825	219,856	15.0%
Total Sales	$425,769	$380,227	12.0%	$1,114,966	$980,230	13.7%

	Three months ended			Nine months ended
	June 24,	June 25,		June 24,	June 25,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Operating Income
Food Service	$20,786	$2,640	687.3%	$32,306	$12,177	165.3%
Retail Supermarket	4,168	2,341	78.0%	5,766	8,416	(31.5)%
Frozen Beverages	23,340	16,279	43.4%	29,743	19,600	51.8%
Total Operating Income	$48,294	$21,260	127.2%	$67,815	$40,193	68.7%

Food Service Segment Results

	Three months ended			Nine months ended
	June 24,	June 25,		June 24,	June 25,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Food Service Sales to External Customers
Soft pretzels	$63,527	$55,946	13.6%	$171,242	$149,628	14.4%
Frozen novelties	47,410	17,155	176.4%	95,782	32,917	191.0%
Churros	30,470	25,614	19.0%	81,147	62,550	29.7%
Handhelds	17,003	25,740	(33.9)%	60,884	64,741	(6.0)%
Bakery	87,582	95,495	(8.3)%	281,830	287,293	(1.9)%
Other	8,988	7,892	13.9%	20,673	18,785	10.1%
Total Food Service	$254,980	$227,842	11.9%	$711,558	$615,914	15.5%

Food Service Operating Income	$20,786	$2,640	687.3%	$32,306	$12,177	165.3%

Sales to food service customers increased $27.1 million, or 11.9%, to $255.0 million for the three months ended June 24, 2023, which included an increase of $29.2 million in sales from Dippin’ Dots. Soft pretzels sales to food service customers increased 13.6% to $63.5 million. Frozen novelties sales increased 176.4% to $47.4 million, largely driven by Dippin’ Dots sales. Churro sales increased 19.0% to $30.5 million led by customer expansion and growing menu penetration. Sales of bakery products decreased by 8.3% to $87.6 million, with the decrease largely due to the rationalization of certain lower margin Stock Keeping Units (“SKUs”). Sales of handhelds decreased by 33.9% to $17.0 million, with the decrease largely attributable to pricing declines related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some volume declines amongst certain customers in the product category.

Sales of new products in the first twelve months since their introduction were minimal in the quarter. Sales in the quarter benefited from the impact of the prior fiscal year’s price increases, offset slightly by minimal volume decreases.

Operating income in our Food Service segment increased $18.1 million in the quarter to $20.8 million, largely driven by the benefit seen from the incremental Dippin’ Dots sales, as well as by improved gross margin performance and lower distribution expenses.

Sales to food service customers increased $95.6 million, or 15.5%, to $711.6 million for the nine months ended June 24, 2023, which included an increase of $58.5 million in sales from Dippin’ Dots. Soft pretzels sales to food service customers increased 14.4% to $171.2 million. Frozen novelties sales increased 191.0% to $95.8 million, largely driven by Dippin’ Dots sales. Churro sales increased 29.7% to $81.1 million led by customer expansion and growing menu penetration. Sales of bakery products decreased by 1.9% to $281.8 million. Sales of handhelds decreased by 6.0% to $60.9 million.

Sales of new products in the first twelve months since their introduction were minimal in the nine months ended June 24, 2023. Price increases benefited sales in the nine-month period, and more than offset some volume declines seen in certain product categories.

Operating income in our Food Service segment increased $20.1 million in the nine months ended June 24, 2023, to $32.3 million, largely driven by the benefit seen from the incremental Dippin’ Dots sales, as well as by improved gross margin performance and improving distribution expenses.

Retail Supermarket Segment Results

	Three months ended			Nine months ended
	June 24,	June 25,		June 24,	June 25,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Retail Supermarket Sales to External Customers
Soft pretzels	$10,269	$11,696	(12.2)%	$40,767	$43,642	(6.6)%
Frozen novelties	41,684	41,865	(0.4)%	80,423	78,586	2.3%
Biscuits	5,135	6,066	(15.3)%	18,906	20,024	(5.6)%
Handhelds	4,452	1,589	180.2%	11,443	3,934	190.9%
Coupon redemption	(385)	(605)	(36.4)%	(936)	(2,227)	(58.0)%
Other	(5)	397	(101.3)%	(20)	501	(104.0)%
Total Retail Supermarket	$61,150	$61,008	0.2%	$150,583	$144,460	4.2%

Retail Supermarket Operating Income	$4,168	$2,341	78.0%	$5,766	$8,416	(31.5)%

Sales of products to retail customers increased $0.1 million, or 0.2%, to $61.2 million for the three months ended June 24, 2023. Soft pretzel sales decreased 12.2% to $10.3 million, frozen novelties sales decreased 0.4% to $41.7 million, and biscuit sales decreased 15.3% to $5.1 million. Both soft pretzel and biscuit sales were impacted by a softer consumer environment during the quarter as retailers and grocery chains reported lower traffic in stores and smaller baskets.  Handheld sales increased 180.2% to $4.5 million, with the increases largely driven by an expansion with a major retailer. Sales of new products in retail supermarkets were minimal in the quarter. Sales in the quarter benefited from the impact of the prior fiscal year’s price increases, with that benefit largely offset by volume declines across many of the retail product categories.

Operating income in our Retail Supermarkets segment increased $1.8 million in the quarter to $4.2 million with the increase primarily driven by lower distribution expenses.

Sales of products to retail customers increased $6.1 million, or 4.2%, to $150.6 million for the nine months ended June 24, 2023. Soft pretzel sales decreased 6.6% to $40.8 million, frozen novelties sales increased 2.3% to $80.4 million, biscuit sales decreased 5.6% to $18.9 million, and handheld sales increased 190.9% to $11.4 million. Sales of new products in retail supermarkets were minimal in the nine months ended June 24, 2023. Price increases benefited sales in the nine-month period and helped to offset volume declines seen in certain product categories.

Operating income in our Retail Supermarkets segment decreased $2.7 million in the nine months ended June 24, 2023 to $5.8 million primarily driven by gross margin challenges earlier in fiscal 2023 due to higher promotions and allowances, as well as inflationary pressures on raw material costs.

Frozen Beverages Segment Results

	Three months ended			Nine months ended
	June 24,	June 25,		June 24,	June 25,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)

Frozen Beverages
Beverages	$72,878	$57,791	26.1%	$153,336	$126,919	20.8%
Repair and maintenance service	24,144	22,892	5.5%	70,556	65,903	7.1%
Machines revenue	11,554	9,868	17.1%	26,817	25,257	6.2%
Other	1,063	826	28.7%	2,116	1,777	19.1%
Total Frozen Beverages	$109,639	$91,377	20.0%	$252,825	$219,856	15.0%

Frozen Beverages Operating Income	$23,340	$16,279	43.4%	$29,743	$19,600	51.8%

Frozen beverage and related product sales increased $18.3 million, or 20.0%, in the three months ended June 24, 2023. Beverage related sales increased 26.1% to $72.9 million. Gallon sales were up 9% for the three months, reflecting strong theater performance and continued strong consumption trends across mass merchants and amusement venues. Service revenue increased 5.5% to $24.1 million reflecting the healthy ongoing maintenance business and machine revenue (primarily sales of frozen beverage machines) increased 17.1% to $11.6 million due to growing installations with new customers.

Operating income in our Frozen Beverage segment increased $7.1 million in the quarter to $23.3 million, as strong sales drove leverage across the business.

Frozen beverage and related product sales increased $33.0 million, or 15.0%, in the nine months ended June 24, 2023. Beverage related sales increased 20.8% to $153.3 million. Gallon sales were up 8% for the nine months ended June 24, 2023, led by continued improving trends in travel, sporting events, concerts and amusement parks and theater. Service revenue increased 7.1% to $70.6 million. Machine revenue (primarily sales of frozen beverage machines) increased 6.2% to $26.8 million.

Operating income in our Frozen Beverage segment increased $10.1 million in the nine months ended June 24, 2023 to $29.7 million, as strong sales drove leverage across the business.

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

	Nine months ended
	June 24,	June 25,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net earnings	$48,485	$29,925
Non-cash items in net income:
Depreciation of fixed assets	41,319	36,292
Amortization of intangibles and deferred costs	5,065	1,775
(Gain) loss from disposals of property & equipment	(255)	50
Share-based compensation	3,935	3,484
Deferred income taxes	(937)	(227)
(Gain) loss on marketable securities	(105)	412
Other	(237)	(212)
Changes in assets and liabilities, net of effects from purchase of companies	8,674	(101,146)
Net cash provided by (used in) operating activities	$105,944	$(29,647)

●

The increase in depreciation of fixed assets was largely due to prior year purchases of property plant and equipment, as well as depreciation expense related to assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●	The increase in amortization of intangibles and deferred costs was related to intangible assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●

The net cash inflow of $8.7 million associated with changes in assets and liabilities, net of effects from purchase of companies, in the nine months ended June 24, 2023, was primarily driven by a decrease in prepaids of $8.5 million, mostly related to the timing of income tax payments. Additional fluctuations, including a $7.7 million increase in accounts receivable, a $4.9 million decrease in inventories, and a $3.0 million increase in accounts payable and accrued liabilities, were largely offsetting. In the prior year, the net $101.1 million cash outflow was largely attributable to increases in inventory of $42.8 million and increases in accounts receivable of $78.1 million, somewhat offset by increases in accounts payable and accrued liabilities of $19.8 million.

	Nine months ended
	June 24,	June 25,
	2023	2022
	(in thousands)
Cash flows from investing activities
Payments for purchases of companies, net of cash acquired	$-	$(221,301)
Purchases of property, plant and equipment	(76,472)	(64,231)
Proceeds from redemption and sales of marketable securities	5,300	11,526
Proceeds from disposal of property and equipment	774	1,147
Net cash used in investing activities	$(70,398)	$(272,859)

●	In fiscal 2022, payments for purchases of companies, net of cash acquired, related to the Dippin’ Dots acquisition.

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

	Nine months ended
	June 24,	June 25,
	2023	2022
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	$6,289	$12,168
Borrowings under credit facility	102,000	125,000
Repayment of borrowings under credit facility	(74,000)	-
Payments for debt issuance costs	-	(225)
Payments on finance lease obligations	(150)	(150)
Payment of cash dividends	(40,389)	(36,299)
Net cash provided by (used in) financing activities	$(6,250)	$100,494

●	The decrease in proceeds from issuance of stock was primarily due to a lower rate of option exercises in the nine months ended June 24, 2023 compared with the nine months ended June 25, 2022.

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made in the nine months ended June 24, 2023 to primarily fund working capital needs, as well as the initial draw made in fiscal 2022 to fund the Dippin’ Dots acquisition.

●	Dividends paid increased as our quarterly dividend was raised during fiscal 2022.

Liquidity

As of June 24, 2023, we had $65.6 million of Cash and Cash Equivalents, and $4.5 million of Marketable Securities.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 24, 2023, the Company is in compliance with all financial covenants of the Credit Agreement.

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

As of June 24, 2023, we had $83.0 million of outstanding borrowings drawn on the Amended Credit Agreement. As of June 24, 2023, we had $132.2 million of additional borrowing capacity, after giving effect to the $9.8 million of letters of credit outstanding.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 24, 2023, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 24, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

In April 2023, we withheld 43 shares to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

Item 6.	Exhibits

Exhibit No.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 24, 2023, formatted in XBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: August 3, 2023	/s/ Dan Fachner Dan Fachner President and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2023	/s/ Ken A. Plunk Ken A. Plunk, Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)