Form 10-K
period 2023-09-30
J&J SNACK FOODS CORP
filed 2023-11-28
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-14616

Registrant's telephone number, including area code: (856) 665-9533

J&J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

350 Fellowship Road	08054
Mt. Laurel, New Jersey	(Zip Code)
(Address of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JJSF	The NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

March 24, 2023 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $2,198,173,802 based on the last sale price on March 24, 2023 of $145.96 per share. As of November 24, 2023, 19,342,344 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 13, 2024 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2023 FORM 10-K ANNUAL REPORT

Note About Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements.  Statements that are not historic or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "if," "may," "believe," "plan,", "goals," "estimate," "expect," "project," "continue," "forecast," "intend," "may," "could," "should," "will," and other similar expressions. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry and the future impact of our investments in additional production capacity and logistics and warehousing operations. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise, update, add or to otherwise correct, any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Furthermore, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report. The discussion and analysis of our financial condition and results of operations included in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Form 10-K.

Part I

Item 1.	Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL, BRAUHAUS and BAVARIAN BAKERY, frozen novelties marketed primarily under the DIPPIN’ DOTS, LUIGI’S, WHOLE FRUIT, ICEE, DOGSTERS, PHILLY SWIRL and MINUTE MAID* brand names, churros marketed primarily under the ¡HOLA! and CALIFORNIA CHURROS brand names and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing. J & J is the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and handheld products sold under smaller brands. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

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

* Minute Maid is a registered trademark of the Coca-Cola Company

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, DOGSTERS ice cream style treats for dogs, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes and handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

We sell frozen beverages to the foodservice industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. We also provide repair and maintenance services to customers for customer-owned equipment.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, SUPERPRETZEL BAVARIAN, NEW YORK PRETZEL AND BRAUHAUS; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 19% of the Company’s revenue in fiscal year 2023, 19% in fiscal year 2022, and 20% in fiscal year 2021.

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

The Company’s principal marketing program in the Food Service segment includes supplying ovens, mobile merchandisers, display cases, warmers and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including combination warmer and display cases that rebake frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations, and as a result, customers are not required to make an investment in equipment.

Frozen Novelties

The Company’s frozen novelties are marketed primarily under the DIPPIN’DOTS, LUIGI’S, WHOLE FRUIT, DOGSTERS, PHILLY SWIRL, ICEE and MINUTE MAID brand names. Frozen novelties are sold in the Food Service and Retail Supermarkets segments. Frozen novelties sales were 17% of the Company’s revenue in fiscal year 2023, 14% in fiscal year 2022, and 13% in fiscal year 2021.

The Company’s school foodservice LUIGI’S and WHOLE FRUIT frozen juice bars and cups are produced in various flavors and contain three to four ounces of 100% juice with no added sugar and 100% of the daily US FDA value of vitamin C.

The Company’s DIPPIN’ DOTS’ frozen novelty products are cryogenically frozen beads of ice cream, created using liquid nitrogen at -320 degrees Fahrenheit. Product variations include ice cream (milk and cream based), flavored ice (water based) and frozen yogurt branded YoDots. The product is served to consumers by the cup, or via individual serving packages.

The balance of the Company’s frozen novelties products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, sticks, M-paks and pints. Several of the products contain ice cream and WHOLE FRUIT bars contains pieces of fruit.

Churros

The Company’s churros are sold primarily under the ¡HOLA! and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 7% of the Company’s sales in fiscal year 2023 and 6% in both fiscal years 2022 and 2021. Churros are pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells chocolate-filled, fruit-filled and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's handheld products are sold primarily under private label names. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 6% of the Company’s sales in fiscal year 2023 and 7% in both fiscal years 2022 and 2021.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily fig and fruit bars, cookies, breads, rolls, crumb, muffins and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 26% of the Company’s sales in fiscal year 2023, 29% in fiscal year 2022 and 32% in fiscal year 2021.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico and Canada. Frozen beverages are reported in the Frozen Beverages segment.

Frozen beverage sales amounted to 14% of the Company’s revenue in fiscal year 2023, 13% in fiscal year 2022 and 11% in fiscal year 2021.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customer-owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 9% of the Company’s sales in each of the fiscal years 2023, 2022 and 2021.

Each new frozen carbonated customer location requires a frozen beverage dispenser supplied by the Company or by the customer. Company-supplied frozen carbonated dispensers are purchased from outside vendors or rebuilt by the Company.

The Company provides managed service and/or products to approximately 132,000 Company-owned and customer-owned dispensers.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2023, 2022 and 2021, respectively, with our largest customer accounting for 9% of our sales in fiscal 2023, 8% of our sales in fiscal 2022 and 11% of our sales in fiscal 2021. Five of the ten customers in 2023 are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

Marketing and Distribution

The Company supports its portfolio of brands with national and regional marketing programs. For the Food Service and Frozen Beverages segments’ customers, these marketing programs includes providing ovens, mobile merchandisers, display cases, freezers, kiosks, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer’s requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company’s ongoing advertising and promotional campaigns for its Retail Supermarket segment’s products include consumer advertising campaigns across traditional and digital channels, and print/digital media with value added shopper offers and promotions.

The Company develops and introduces new products on a routine basis. The Company evaluates the success of new product introductions on the basis of sales and profit levels.

The Company’s products are sold through a network of food brokers, independent sales distributors and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr and Bridgeport, New Jersey; Vernon (Los Angeles), Colton and Lancaster, California; Brooklyn, New York; Scranton and Hatfield, Pennsylvania; Carrollton (Dallas) and Terrell, Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; Holly Ridge, North Carolina; Rock Island, Illinois; and Paducah, Kentucky. Frozen beverages and machine parts are distributed from 170 Company managed warehouse and distribution facilities located in 44 states, Mexico and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in frozen and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen novelties sales are generally higher during the warmer months.

Trademarks and Patents

The Company has a significant trademark portfolio, the most important of which are SUPERPRETZEL, TEXAS TWIST, NEW YORK PRETZEL, BAVARIAN BAKERY, SOFTSTIX and BRAUHAUS for its pretzel products; DIPPIN’ DOTS, SHAPE-UPS, WHOLE FRUIT, PHILLY SWIRL and LUIGI’S for its frozen novelties; ¡HOLA!, and CALIFORNIA CHURROS for its churros; ICEE, ARCTIC BLAST, SLUSH PUPPIE and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products, and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, DADDY RAY’S and HILL & VALLEY for its bakery products.

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

Suppliers

The Company’s manufactured products are produced from raw materials which are readily available from numerous sources. With the exception of the Company’s churro production equipment, funnel cake production equipment and soft pretzel twisting equipment, all of which are made for the Company by independent third parties, and certain specialized packaging equipment, the Company’s manufacturing equipment is readily available from various sources. Syrup for frozen beverages is purchased primarily from The Coca-Cola Company, Keurig Dr. Pepper, Inc., the Pepsi Cola Company, and Jogue, Inc. Cups. Straws and lids are readily available from various suppliers. Parts for frozen beverage dispensing machines are purchased from several sources.

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

Risks Associated with Foreign Operations

Foreign operations can involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales of our foreign operations were $70.2 million, $45.2 million and $20.8 million in fiscal years 2023, 2022 and 2021, respectively. At September 30, 2023, the total assets of our foreign operations were $61.5 million or 4.8% of total assets. At September 24, 2022, the total assets of our foreign operations were $42.7 million or 3.5% of total assets.

Government Regulation and Food Safety

Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state and local environmental protection laws. Based upon available information, the cost of compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings or competitive position in fiscal 2023 and is not expected to have a material impact in fiscal 2024.

Our Food Safety & Quality (FSQA) personnel within our Compliance Department have broad, diverse academic and experience credentials and oversee all aspects of product safety & quality control across the Company. Our facilities are Global Food Safety Initiative (GFSI) certified and are audited annually by third-party certification bodies. Our “Food Safety & Quality Plans” are validated and verified to ensure product safety and quality. We have implemented Corporate Standards which are aligned with GFSI and Regulatory standards and routinely conduct audits to ensure compliance. We provide bi-weekly support calls for FSQA and Plant Leadership and annual Food Safety Summit Meetings to develop and strengthen our facility teams. As part of the onboarding process, and throughout their careers, employees are engaged in food safety discussions and trainings to provide safe, high-quality products to customers and consumers.

Human Capital Management

Employees and Labor Relations

The Company has approximately 5,000 full and part-time employees and approximately 800 workers employed by staffing agencies as of September 30, 2023. About 1,400 production and distribution employees throughout the Company are covered by collective bargaining agreements. The Company considers its culture and employee relations to be positive.

Employee Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have a team of dedicated Employee Health & Safety professionals within our Compliance Department who oversee all aspects of employee safety across the company. We keep our employees safe by ensuring all employees receive ongoing support and training. We have developed and implemented processes to identify and eliminate safety incidents by reducing their frequency and severity. We also closely review and monitor our safety performance. According to data from the U.S Bureau of Labor Statistics, the Company’s Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) incident rates were lower than food manufacturing averages. Our goal is to reduce Occupational Safety and Health Administration (“OSHA”) recordable incidents year over year.

Professional Development

We deploy a variety of training programs throughout the organization and go to great lengths to make learning and knowledge available to our employees. Programs such as tuition reimbursement, mentorships, internships and internal trainings are some of the ways in which we invest in our people and their knowledge. We know that these investments are not only beneficial for our employees, but they are also important for the future success of our business. We continue to see increases in internal promotions across all levels of the organization.

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

Our business is subject to numerous risks and uncertainties. You should carefully consider the risks described below, together with all the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant or immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. The following is a discussion of known potentially significant risks which could result in harm to our business, financial condition or results of operations.

Risks of Shortages or Increased Cost of Raw Materials

We are exposed to market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty or governmental controls. We purchase these materials and energy mainly in the open market. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. If commodity price changes result in increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced revenue and operating income.

General Economic Risk

The willingness of our customers and consumers to purchase our products may depend in part on economic conditions. Worsening economic conditions or future challenges to economic growth could have a negative impact on consumer demand, which could adversely affect our business. Deterioration of national and global economic conditions could cause consumers to forego certain purchases during economic downturns that could result in decreased demand for our business. The economic uncertainty may limit our ability to increase or maintain prices and reduce sales of higher margin products. In addition, changes in tax or interest rates, whether due to recession, efforts to combat inflation, financial and credit market disruptions or other reasons, could negatively impact us.

Risks Relating to Pandemics, Epidemics, or Other Disease Outbreaks

Pandemics, epidemics, or other disease outbreaks could significantly change consumption patterns for our products. These changes could force us to rapidly adapt to those new patterns, and, if we do not, our business could be materially and adversely affected. Additionally, pandemics, epidemics or other disease outbreaks may depress or otherwise impact demand for our products because quarantines may inhibit consumption or as the result of other factors. Restrictions on public gatherings or interactions may also limit the opportunity for our customers and consumers to purchase our products, especially in certain of our sales channels, such as food service. Any economc downturn caused by any pandemic, epidemic, or other disease outbreak may also cause substantial changes in consumer behavior and our supply chain operations, some of which may materially affect our operations and results of operations.

General Risks of the Food Industry

We are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels; federal, state and local food processing controls or other mandates; changes in federal, state, local and international laws and regulations, or in the application of such laws and regulations; consumer product liability claims; risks of product tampering and contamination; and negative publicity surrounding actual or perceived product safety deficiencies. The increased buying power of large supermarket chains, other retail outlets and wholesale food vendors could result in greater resistance to price increases and could alter customer inventory levels and access to shelf space.

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

In addition, some of our associates are covered by collective bargaining agreements, and other associates may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms or if we are unable to otherwise manage changes in, or that affect, our workforce, which could impair manufacturing or distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition, or results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or adapt to changing business needs or strategy.

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

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditure by us, some of which could have a negative impact on our operations and financial condition. Additionally, the failure by any one or more of our suppliers to comply with applicable federal, state and local laws and regulations relating to the protection of the environment, or allegations of non-compliance, may disrupt their operations and could result in accompanying disruptions to our operations.

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43% of our sales during fiscal years 2023, 2022 and 2021, respectively, with our largest customer accounting for 9% of our sales in 2023, 8% of our sales in 2022 and 11% of our sales in 2021.

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

Risks Relating to Competition

Our businesses operate in highly competitive markets. We compete against national and regional manufacturers and distributors on the basis of price, quality, product variety, brand recognition and loyalty, and effective distribution. Many of our major competitors in the market are larger and have greater financial and marketing resources than we do. Increased competition from our competitors could lead to downward pressure on prices and/or a decline in our market share, either of which could adversely affect our results. See “Competition” in Item 1 for more information about our competitors.

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

Risks Relating to Gerald B. Shreiber

Gerald B. Shreiber is the founder and a Director of the Company. He is currently beneficial owner of approximately 20% of its outstanding common stock, held in a trust for his benefit. Our Amended and Restated Certificate of Incorporation provides Mr. Shreiber with certain special voting rights with respect to any matters to be voted on by the Board of Directors. As a result, as of the date of this Report, Mr. Shreiber is entitled to cast six (6) votes on all matters upon which the Board of Directors is entitled to vote.

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

Risks Associated with Foreign Operations

Foreign economies may differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency. Further, there may be less government regulation in various countries, and we may face difficulty in enforcing our legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Any such difficulties noted above could affect our business. Sales of our foreign operations were $70.2 million, $45.2 million and $20.8 million in fiscal years 2023, 2022 and 2021, respectively. At September 30, 2023, the total assets of our foreign operations were approximately $61.5 million or 4.8% of total assets. At September 24, 2022, the total assets of our foreign operations were $42.7 million or 3.5% of total assets.

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

Our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including those against our third-party providers and theft of customer, consumer or other confidential data), and viruses. Although we continue to monitor our information technology networks, if we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer material financial and reputational damage, be subject to litigation or incur significant remediation costs or penalties.

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

Risks Associated with our Intellectual Property Rights

We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements and policing of third-party misuses of our intellectual property in traditional retail and digital environments. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.

Competing intellectual property claims that impact our brands or products may arise unexpectedly. Any litigation or disputes regarding intellectual property may be costly and time consuming and may divert the attention of our management and key personnel from our business operations. We may also be subject to significant damages or injunctions against development, launch and sale of certain products. Any of these occurrences may harm our business and financial results.

Risks Associated with the Favorable Perception of our Brands

We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging, ingredients, our environmental, social, human capital or governance practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products or packaging on social or digital media could seriously damage our brands and reputation. In addition, we might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining our brand image. If we do not maintain the favorable perception of our brands, our results could be adversely impacted.

Risk Associated with Generating Anticipated Cost Savings and/or Operating Efficiencies Associated with our Strategic Initiatives

Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile cost inputs. We continuously pursue initiatives to reduce costs and increase effectiveness. We also regularly pursue cost productivity initiatives in procurement, manufacturing and logistics. Any failure or delay in implementing our initiatives in accordance with our plans could adversely affect our ability to meet our long-term growth and profitability expectations and could adversely affect our business. If we do not continue to effectively manage costs and achieve additional efficiencies, our competitiveness and profitability could decrease.

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

The Company’s primary east coast manufacturing facility is located in Pennsauken, New Jersey in a 70,000 square foot building on a two-acre lot. Soft pretzels, churros, and funnel cake are manufactured at this Company-owned facility. The Company owns a 128,000 square foot building adjacent to this manufacturing facility which contains a large freezer for warehousing and distribution purposes. The Company also owns a 43,000 square foot office and warehouse building in the same complex. Additionally, the Company leases, through July 2025, 30,000 square feet of office space in Mt. Laurel, New Jersey which serves as the Company’s headquarters.

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

The Company leases a 22,000 square foot soft pretzel manufacturing facility located in Brooklyn, New York. The lease runs through September 2027.

The Company leases through June 2030 a 45,000 square foot churros and funnel cake manufacturing facility located in Colton, California.

The Company leases an 85,000 square foot bakery manufacturing facility located in Atlanta, Georgia. The lease runs through December 2024 with an option to extend to December 2026.

The Company leases a 129,000 square foot bakery manufacturing facility located in Rock Island, Illinois. The lease runs through February 2025.

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

The Company leases a 70,000 square foot handheld products manufacturing facility in Weston, Oregon which is leased through June 30, 2031. The Company leases an additional 11,300 square foot freezer storage facility in Weston, Oregon which expires May 2024.

The Company leases 84,000 square feet of office space in LaVergne (Nashville), Tennessee through February 2035 for its ICEE headquarters.

The Company leases a 44,000 square foot frozen novelties manufacturing facility in Tampa, Florida which is leased through November 2030.

The Company owns two industrial buildings totaling 107,000 square feet, as well as a 76,000 square foot parcel of land in Paducah, Kentucky. Additionally, the Company leases three buildings totaling 34,000 square feet in Paducah, Kentucky, with lease end dates ranging from December 2022 through February 2027.

The Company leases two frozen novelties warehouse facilities in Lancaster, California, totaling 23,000 square feet. These properties are leased through March 2026.

The Company also leases approximately 170 smaller warehouse and distribution facilities in 44 states, Mexico, Canada, Australia and China.

The Company leases a 117,000 square foot cold storage facility in Terrell, Texas which is leased through November 2043.

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

As of September 30, 2023, we had approximately 75 stockholders of record of our common stock.

We did not purchase any shares of our common stock in our fiscal fourth quarter, and no shares were withheld in our fiscal fourth quarter to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

A plan to purchase 500,000 shares was announced on August 4, 2017 with no expiration date. 318,858 shares remain to be purchased under this plan.

For information on the Company’s Equity Compensation Plans, please see Item 12 herein.

The following graph shows a five-year comparison of cumulative total returns for our stock, the Nasdaq Composite Index and our peer group, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index.

Item 6.	[ RESERVED ]

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 24, 2022 for additional information related to the discussion and analysis of our financial condition and results of operations for the fiscal year ended September 24, 2022 compared to the fiscal year ended September 25, 2021.

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

Business Trends

COVID-19

Dating back to the onset of the COVID-19 pandemic in fiscal 2020, the effects of COVID-19 on consumer behavior have impacted the relevant demand for our Food Service, Retail, and Frozen Beverage segments. In fiscal 2020, we saw a shift in demand towards increased at-home food consumption, which benefited our Retail segment, and away from in-restaurant dining, and experience driven activities, which negatively impacted our Food Service and Frozen Beverage segments. This shift in demand proved inconsistent and volatile over the course of the pandemic. In fiscal 2021 and fiscal 2022, as part of the pandemic economy that impacted our operations opened, sales in our Food Service and Frozen Beverages segments improved.

The aforementioned shift, and overall volatility in demand, has had a significant impact on the operating results of each of our three segments over the past three fiscal years. Additional impacts from the pandemic have caused us to experience higher hourly wage rates paid to our front-line employees, increased costs for personal protective equipment, increased complexity and uncertainty around production planning and forecasting, and overall lower levels of efficiency in our production and distribution network, all of which has unfavorably impacted our operating results. In fiscal 2023, our operating environment became more predictable and stable, and the majority of the volatility and shifts in demand that had been more present in fiscal 2021 and 2022, somewhat subsided.

Inflation

We continued to experience cost inflation through fiscal 2023, although the impact was significantly less than it had been in fiscal 2022, primarily tied to a smaller group of raw materials and packaging, and materially offset by the benefit of the pricing actions that had been taken in fiscal 2022. The inflationary cost environment we experienced during fiscal 2022 resulted in significantly higher input costs for our business. During fiscal 2022, we experienced unprecedented inflationary pressures on commodities such as flour, oils, eggs, meats and dairy, in addition to notably higher costs for packaging, freight and warehousing, and labor. To help offset these cost headwinds, we implemented a series of pricing actions throughout fiscal 2022.

Fiscal Period

The Company’s fiscal year is the 52- or 53- week period that ends on the last Saturday of September. An additional week is included in the last fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the Company’s fourth quarter of fiscal 2023. The Company’s fiscal year 2023 spanned 53 weeks, whereas fiscal years 2022 and 2021 spanned 52 weeks each.

RESULTS OF OPERATIONS:

Fiscal Year 2023 (53 weeks) Compared to Fiscal Year 2022 (52 weeks)

Results of Consolidated Operations

The following discussion provides a review of results for the fiscal year ended September 30, 2023 as compared with the fiscal year ended September 24, 2022.

Summary of Results	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(53 weeks)	(52 weeks)	% Change
	(in thousands)

Net Sales	$1,558,829	$1,380,656	12.9%

Cost of goods sold	1,088,964	1,011,014	7.7%
Gross Profit	469,865	369,642	27.1%

Operating expenses
Marketing	110,258	91,636	20.3%
Distribution	172,804	159,637	8.2%
Administrative	75,425	55,189	36.7%
Intangible asset impairment charges	1,678	1,010
Other general expense	182	371	(50.9)%
Total Operating Expenses	360,347	307,843	17.1%

Operating Income	109,518	61,799	77.2%

Other income (expense)
Investment income	2,743	980	179.9%
Interest expense	(4,747)	(1,025)	363.1%

Earnings before income taxes	107,514	61,754	74.1%

Income tax expense	28,608	14,519	97.0%

NET EARNINGS	$78,906	$47,235	67.0%

Comparisons as a Percentage of Net Sales	Fiscal year ended
	September 30,	September 24,
	2023	2022	Basis Pt Chg
Gross profit	30.1%	26.8%	330
Marketing	7.1%	6.6%	50
Distribution	11.1%	11.6%	(50)
Administrative	4.8%	4.0%	80
Operating income	7.0%	4.5%	250
Earnings before income taxes	6.9%	4.5%	240
Net earnings	5.1%	3.4%	170

NET SALES

Net sales increased by $178.2 million, or 13%, to $1,558.8 million in fiscal 2023. Fiscal 2023 net sales include $96.0 million of net sales from Dippin’ Dots, an increase of $62.2 million from prior fiscal year with the increase primarily attributable to the timing of the acquisition in prior year results. Organic sales growth was driven by growth across all three of the Company’s business segments, led by our core products including soft pretzels, churros, frozen novelties and frozen beverages. The organic sales growth was largely driven by improved marketing, new customers, additional product placement, as well as the benefit of our pricing actions that had been taken throughout fiscal 2022. To a lesser extent, fiscal 2023 net sales were benefited by the extra week in the fiscal year.

GROSS PROFIT

Gross profit increased by $100.2 million, or 27%, to $469.9 million in fiscal 2023. Gross profit as a percentage of sales increased to 30.1% in fiscal 2023 from 26.8% in fiscal 2022. The increase in gross profit as a percentage of sales was driven by enhanced production efficiencies and the benefit of our fiscal 2022 pricing actions and a better product mix, along with the stabilization of inflationary pressures on the back of historic highs in fiscal 2022. The cost of key ingredients including flour, oils, dairy and meats either declined, or remained materially flat, though double-digit increases were seen in sugar/sweeteners and mixes, which continued to negatively impact margins on certain products including frozen novelties and churros.

OPERATING EXPENSES

Total operating expenses increased by $52.5 million, or 17%, to $360.3 million in fiscal 2023 and increased as a percentage of sales to 23.1% in fiscal 2023 compared with 22.3% in fiscal 2022. The increase reflects the impact of inflationary pressures across the majority of our cost line items including industry-wide freight and distribution cost increases and wage increases that more heavily impacted the Company’s comparative results in the first and second fiscal quarters, offset somewhat by the benefits seen from our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain. The increase also reflects the full year impact of a higher expense Dippin’ Dots business in fiscal 2023 results.

Operating expenses included intangible asset impairment charges of $1.7 million in fiscal 2023 and $1.0 million in fiscal 2022. As a percentage of sales, marketing and selling expenses as a percentage of sales increased from 6.6% in fiscal 2022 to 7.1% in fiscal 2023, with the increase driven by the additional investment in marketing spend associated with new product launches and the promotion of our core brands. Distribution expenses as a percentage of sales decreased to 11.1% in fiscal 2023 from 11.6% in fiscal 2022, with the decrease driven by the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain. Administrative expenses as a percentage of sales increased from 4.0% in fiscal 2022 to 4.8% in fiscal 2023, with the increase largely attributable to higher performance-based bonus payments and continued investments in capability.

OTHER INCOME AND EXPENSE

Investment income increased by $1.8 million, or 180%, to $2.7 million in fiscal 2023 due to the improving interest rate environment in fiscal 2023.

Interest expense increased by $3.7 million, or 363%, to $4.7 million in fiscal 2023 due to the Company’s outstanding borrowings under the Amended Credit Agreement.

INCOME TAX EXPENSE

Our effective tax rate in fiscal 2023 was 26.6%. Our effective tax rate in fiscal 2022 year was 23.5%.

NET EARNINGS

Net earnings increased $31.7 million, or 67%, in fiscal 2023 to $78.9 million, or $4.08 per diluted share, from $47.2 million or $2.46 per diluted share, in fiscal 2022 as a result of the aforementioned items.

There are many factors which can impact our net earnings from year to year, among which are the supply and cost of raw materials and labor, insurance costs, factors impacting sales as noted above, the continuing consolidation of our customers, our ability to manage our manufacturing, marketing and distribution activities, our ability to make and integrate acquisitions and changes in tax laws and interest rates.

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

The following table is a summary of sales and operating income, which is how we measure segment profit.

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(53 weeks)	(52 weeks)	% Change
	(in thousands)
Net Sales
Food Service	$981,840	$872,687	12.5%
Retail Supermarket	215,428	197,943	8.8%
Frozen Beverages	361,561	310,026	16.6%
Total Sales	$1,558,829	$1,380,656	12.9%

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(53 weeks)	(52 weeks)	% Change
	(in thousands)
Operating Income
Food Service	$49,778	$18,512	168.9%
Retail Supermarket	9,375	9,487	(1.2)%
Frozen Beverages	50,365	33,800	49.0%
Total Operating Income	$109,518	$61,799	77.2%

FOOD SERVICE SEGMENT RESULTS

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(53 weeks)	(52 weeks)	% Change
	(in thousands)
Food Service Sales to External Customers
Soft pretzels	$235,572	$205,752	14.5%
Frozen novelties	145,425	78,183	86.0%
Churros	108,927	88,242	23.4%
Handhelds	82,292	92,130	(10.7)%
Bakery	378,149	381,526	(0.9)%
Other	31,475	26,854	17.2%
Total Food Service	$981,840	$872,687	12.5%

Food Service Operating Income	$49,778	$18,512	168.9%

Sales to food service customers increased $109.2 million, or 13%, to $981.8 million in fiscal 2023, which included an increase of $62.2 million in sales from Dippin’ Dots. Soft pretzel sales to the food service market increased 14% to $235.6 million for the year, led by the continued increase in sales of our core pretzel products. Frozen novelties sales increased $67.2 million, or 86%, to $145.4 million for the year, with the increase largely driven by incremental Dippin’ Dots sales during fiscal 2023. Churro sales to food service customers were up 23% to $108.9 million for the year led by customer expansion and growing menu penetration. Sales of bakery products decreased $3.4 million, or 1%, to $378.1 million for the year, with the decrease attributable to the rationalization of certain lower margin Stock Keeping Units (“SKU”)’s. Handheld sales to food service customers decreased 11% to $82.3 million in fiscal 2023, with the decrease largely attributable to pricing declines related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some volume declines amongst certain customers in the product category. Sales of funnel cake increased $4.6 million, or 17%, to $31.5 million.

Sales of new products in the first twelve months since their introduction were approximately $0.3 million for the fiscal year. The benefit of the wrap of prior year price increases favorably impacted sales in the fiscal year, and more than offset some volume declines seen in certain product categories.

Operating income in our Food Service segment increased from $18.5 million in fiscal 2022 to $49.8 million in fiscal 2023, largely driven by the benefit seen from the incremental Dippin’ Dots sales, as well as by improved gross margin performance and improving distribution expenses.

RETAIL SUPERMARKETS SEGMENT RESULTS

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(53 weeks)	(52 weeks)	% Change
	(in thousands)
Retail Supermarket Sales to External Customers
Soft pretzels	$60,272	$61,925	(2.7)%
Frozen novelties	115,807	108,911	6.3%
Biscuits	25,074	24,695	1.5%
Handhelds	16,655	5,640	195.3%
Coupon redemption	(2,561)	(3,713)	(31.0)%
Other	181	485	(62.7)%
Total Retail Supermarket	$215,428	$197,943	8.8%

Retail Supermarket Operating Income	$9,375	$9,487	(1.2)%

Sales of products to retail supermarkets increased $17.5 million, or 9%, to $215.4 million in fiscal year 2023. Soft pretzel sales to retail supermarkets were $60.3 million, a decrease of $1.7 million, or 3%, from sales in fiscal 2022. Soft pretzel sales to retail supermarkets were impacted by a softer consumer environment as retailers and grocery chains reported lower traffic in stores and smaller baskets at certain points during fiscal 2023. Sales of frozen novelties increased $6.9 million, or 6%, to $115.8 million in fiscal 2023. Sales of biscuits and dumplings increased 2% to $25.1 million in fiscal 2023. Handheld sales to retail supermarket customers increased 195% to $16.7 million in fiscal 2023, with the increase largely driven by expansion with a major retailer.

Sales of new products in the first twelve months since their introduction in retail supermarkets were approximately $0.6 million in fiscal 2023. Operating income in our Retail Supermarkets segment remained relatively flat in fiscal 2023 as compared with fiscal 2022, with a decrease of $0.1 million, or 1%. The relatively comparative flat operating income was the result of gross margin challenges earlier in fiscal 2023 due to higher promotions and allowances, as well as inflationary pressures on raw material costs, offset by stronger comparative performance in the fiscal third and fourth quarters of 2023, largely driven by improved gross margin and lower distribution expenses.

FROZEN BEVERAGES SEGMENT RESULTS

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(53 weeks)	(52 weeks)	% Change
	(in thousands)
Frozen Beverages
Beverages	$224,655	$184,063	22.1%
Repair and maintenance service	95,941	89,840	6.8%
Machines revenue	37,933	33,601	12.9%
Other	3,032	2,522	20.2%
Total Frozen Beverages	$361,561	$310,026	16.6%

Frozen Beverages Operating Income	$50,365	$33,800	49.0%

Total frozen beverage segment sales increased $51.5 million or 17% to $361.6 million in fiscal 2023. Beverage sales increased 22%, or $40.6 million, in fiscal 2023. Gallon sales increased 10% from the prior fiscal year. The increase in gallon sales reflects the strong momentum in theaters, along with continued growth in amusement parks, convenience, restaurants, and retail venues. Service revenue increased 7% to $95.9 million in fiscal 2023 and machines revenue, primarily sales of frozen beverage machines, increased from $33.6 million in fiscal 2022 to $37.9 million in fiscal 2023 due to growing installations with new customers.

The estimated number of Company-owned frozen beverage dispensers was 23,000 and 22,000 at September 30, 2023 and September 24, 2022, respectively. Operating income in our Frozen Beverage segment increased 49%, or $16.6 million, in fiscal 2023, with the increase primarily a result of higher beverage sales volume which drove leverage across the business.

RESULTS OF OPERATIONS:

Fiscal Year 2022 (52 weeks) Compared to Fiscal Year 2021 (52 weeks)

Results of Consolidated Operations

The following discussion provides a review of results for the fiscal year ended September 24, 2022 as compared with the fiscal year ended September 25, 2021.

Summary of Results	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(52 weeks)	(52 weeks)	% Change
	(in thousands)
Net Sales	$1,380,656	$1,144,579	20.6%

Cost of goods sold	1,011,014	845,651	19.6%
Gross Profit	369,642	298,928	23.7%

Operating expenses
Marketing	91,636	77,922	17.6%
Distribution	159,637	108,297	47.4%
Administrative	55,189	40,538	36.1%
Intangible asset impairment charges	1,010	1,273
Other general expense (income)	371	(320)	(215.9)%
Total Operating Expenses	307,843	227,710	35.2%

Operating Income	61,799	71,218	(13.2)%

Other income (expense)
Investment income	980	2,815	(65.2)%
Interest expense	(1,025)	(7)	n.m. %

Earnings before income taxes	61,754	74,026	(16.6)%

Income tax expense	14,519	18,419	(21.2)%

NET EARNINGS	$47,235	$55,607	(15.1)%

Comparisons as a Percentage of Net Sales	Fiscal year ended
	September 24,	September 25,
	2022	2021	Basis Pt Chg
Gross profit	26.8%	26.1%	70
Marketing	6.6%	6.8%	(20)
Distribution	11.6%	9.5%	210
Administrative	4.0%	3.5%	50
Operating income	4.5%	6.2%	(170)
Earnings before income taxes	4.5%	6.5%	(200)
Net earnings	3.4%	4.9%	(150)

NET SALES

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

OPERATING EXPENSES

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

Operating expenses included intangible asset impairment charges of $1.0 million in fiscal 2022 and $1.3 million in fiscal 2021. Marketing and selling expenses decreased to 6.6% this year from 6.8% of sales in fiscal 2021 driven by effective investment of marketing dollars aligned with sales recovery. Distribution expenses as a percentage of sales increased to 11.6% from 9.5% in fiscal 2021 due to rising freight and fuel costs. Administrative expenses were 4.0% and 3.5% of sales in fiscal 2022 and fiscal 2021, respectively.

OTHER INCOME AND EXPENSE

Our investments generated before tax income of $1.0 million in fiscal 2022, down from $2.8 million in fiscal 2021 due to decreases in the amount of investments.

Interest expense increased by $1.0 million in fiscal 2023 due to the Company’s outstanding borrowings on the Amended Credit Agreement.

INCOME TAX EXPENSE

Our effective tax rate in fiscal 2022 was 23.5%. Our effective tax rate in fiscal 2021 year was 24.9%.

NET EARNINGS

Net earnings decreased $8.4 million, or 15%, in fiscal 2022 to $47.2 million, or $2.46 per diluted share, from $55.6 million or $2.91 per diluted share, in fiscal 2021 as a result of the aforementioned items.

Results of Operations - Segments

The following table is a summary of sales and operating income, which is how we measure segment profit.

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(52 weeks)	(52 weeks)	% Change
	(in thousands)
Net Sales
Food Service	$872,687	$724,983	20.4%
Retail Supermarket	197,943	184,897	7.1%
Frozen Beverages	310,026	234,699	32.1%
Total Sales	$1,380,656	$1,144,579	20.6%

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(52 weeks)	(52 weeks)	% Change
	(in thousands)
Operating Income
Food Service	$18,512	$39,172	(52.7)%
Retail Supermarket	9,487	25,914	(63.4)%
Frozen Beverages	33,800	6,132	451.2%
Total Operating Income	$61,799	$71,218	(13.2)%

FOOD SERVICE SEGMENT RESULTS

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(52 weeks)	(52 weeks)	% Change
	(in thousands)
Food Service Sales to External Customers
Soft pretzels	$205,752	$174,977	17.6%
Frozen novelties	78,183	44,605	75.3%
Churros	88,242	64,916	35.9%
Handhelds	92,130	75,627	21.8%
Bakery	381,526	342,609	11.4%
Other	26,854	22,249	20.7%
Total Food Service	$872,687	$724,983	20.4%

Food Service Operating Income	$18,512	$39,172	(52.7)%

Sales to food service customers increased $147.7 million, or 20%, to $872.7 million in fiscal 2022. Soft pretzel sales to the food service market increased 18% to $205.8 million for the year. Frozen novelties sales increased $33.6 million, or 75%, to $78.2 million for the year, which included the benefit of the Company’s recent acquisition. Churro sales to food service customers were up 36% to $88.2 million for the year. Sales of bakery products increased $38.9 million, or 11%, to $381.5 million for the year. Handheld sales to food service customers were up 22% to $92.1 million in fiscal 2022. Sales of funnel cake increased $4.6 million, or 21%, to $26.9 million.

Sales were up across most product lines as many of the venues and locations where our products are sold that were previously shut down or operating at reduced capacity in fiscal 2021 had mostly or fully re-opened in fiscal 2022. Theaters and outdoor venues, including stadiums and amusement parks, as well as schools, restaurants and strategic accounts continued to experience an increase in visitation that drove strong sales in our core products. Additionally, sales across all of our product lines were favorably impacted by the positive pricing environment, and frozen novelties sales were also favorably impacted by our recent acquisition.

Sales of new products in the first twelve months since their introduction were approximately $4.6 million for the year. Operating income in our Food Service segment decreased from $39.2 million in fiscal 2021 to $18.5 million in fiscal 2022. The decrease in operating income was primarily due to the significant increase in ingredients, production and distribution costs year over year, as well as our ERP implementation which previously impacted our results in the fiscal second quarter of 2022.

RETAIL SUPERMARKETS SEGMENT RESULTS

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(52 weeks)	(52 weeks)	% Change
	(in thousands)
Retail Supermarket Sales to External Customers
Soft pretzels	$61,925	$54,990	12.6%
Frozen novelties	108,911	100,059	8.8%
Biscuits	24,695	24,197	2.1%
Handhelds	5,640	7,574	(25.5)%
Coupon redemption	(3,713)	(3,689)	0.7%
Other	485	1,766	(72.5)%
Total Retail Supermarket	$197,943	$184,897	7.1%

Retail Supermarket Operating Income	$9,487	$25,914	(63.4)%

Sales of products to retail supermarkets increased $13.0 million, or 7%, to $197.9 million in fiscal year 2022. Soft pretzel sales to retail supermarkets were $61.9 million, an increase of $6.9 million, or 13%, from sales in fiscal 2021. Sales of frozen novelties increased $8.9 million, or 9%, to $108.9 million. Sales of biscuits and dumplings increased 2% to $24.7 million for the year. Handheld sales to retail supermarket customers decreased 26% to $5.6 million for the year.

Sales of new products in the first twelve months since their introduction were approximately $0.9 million in fiscal year 2022. Operating income in our Retail Supermarkets segment decreased from $25.9 million to $9.5 million for the year. The decreases in operating income were primarily attributable to higher cost of goods sold as well as higher shipping and distribution related costs.

FROZEN BEVERAGES SEGMENT RESULTS

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(52 weeks)	(52 weeks)	% Change
	(in thousands)
Frozen Beverages
Beverages	$184,063	$124,498	47.8%
Repair and maintenance service	89,840	81,305	10.5%
Machines revenue	33,601	26,953	24.7%
Other	2,522	1,943	29.8%
Total Frozen Beverages	$310,026	$234,699	32.1%

Frozen Beverages Operating Income	$33,800	$6,132	451.2%

Total frozen beverage segment sales increased 32% to $310.0 million in fiscal 2022 and beverage sales increased 48%, or $59.6 million, for the year. Gallon sales increased 39% from last year. The increase in gallon sales reflects the strong demand across theaters, amusement parks, convenience and restaurants. In the amusement parks channel, we continued to see strong growth as both domestic and international visitation numbers continued to recover, and exceeded, pre-COVID-19 levels. Theater sales continued on an upward trajectory as movie goers indulged in their favorite snacks and view highly anticipated movie releases. Service revenue increased 10% to $89.8 million in fiscal 2022 led by an acceleration in maintenance calls and additional growth in one of our larger customers, earlier in fiscal 2022. Machines revenue, primarily sales of machines, increased from $27.0 million in fiscal 2021 to $33.6 million in fiscal 2022 driven mainly by growth from large quick service restaurant (QSR) and convenience customers.

The estimated number of Company-owned frozen beverage dispensers was 22,000 and 19,000 at September 24, 2022 and September 25, 2021, respectively. Our Frozen Beverage segment had operating income of $33.8 million in fiscal 2022 compared to $6.1 million in fiscal 2021 primarily a result of higher beverage sales volume which drove leverage across the business.

ACQUISITIONS

On June 21, 2022, J & J Snack Foods Corp. and its wholly-owned subsidiary, DD Acquisition Holdings, LLC, completed the acquisition of one hundred percent (100%) of the equity interests of Dippin’ Dots Holding, L.L.C. (“Dippin’ Dots”) which, through its wholly-owned subsidiaries, owns and operates the Dippin’ Dots and Doc Popcorn businesses. The purchase price was approximately $223.6 million, consisting entirely of cash.

Dippin’ Dots is a leading producer of flash-frozen beaded ice cream treats, and the acquisition will leverage synergies in entertainment and amusement locations, theaters, and convenience to continue to expand our business. The acquisition also includes the Doc Popcorn business operated by Dippin’ Dots.

The acquisition was accounted for under the purchase method of accounting, and its operations are included in the accompanying consolidated financial statements from their respective acquisition dates.

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

Fiscal 2023 Compared to Fiscal 2022

	September 30,	September 24,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net earnings	$78,906	$47,235
Non-cash items in net income:
Depreciation of fixed assets	56,616	49,669
Amortization of intangibles and deferred costs	6,525	3,454
Intangible asset impairment charges	1,678	1,010
(Gains) Losses from disposals of property & equipment	(409)	220
Share-based compensation	5,318	4,269
Deferred income taxes	10,935	8,829
(Gain) Loss on marketable securities	(8)	315
Other	323	(95)
Changes in assets and liabilities, net of effects from purchase of companies	12,395	(88,844)
Net cash by operating activities	$172,279	$26,062

●

The increase in depreciation of fixed assets was largely due to prior year purchases of property, plant and equipment, as well as depreciation expense related to assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●	The increase in amortization of intangibles and deferred costs was related to intangible assets acquired in the fiscal 2022 Dippin’ Dots acquisition.

●	The increase in deferred income taxes was primarily related to increased deferred tax liabilities which arose in connection with overall depreciation related temporary differences in fiscal year 2023.

●

Cash flows associated with changes in assets and liabilities, net effects from purchase of companies, generated approximately $12.4 million of cash in fiscal 2023 compared with a usage of $88.8 million of cash in fiscal 2022. The generation of cash in fiscal 2023 was largely the result of an improved collections environment, as well as a strategic push to lower our investment in inventory related working capital balances. In fiscal 2022, the usage of cash was primarily due to the increase in accounts receivable, inventory, and prepaid balances. The fiscal 2022 accounts receivable balance increased primarily due to the overall increase in sales in our fourth quarter of fiscal 2022 compared with fiscal 2021. The fiscal 2022 inventory balance increased primarily due to inflationary pressures seen during fiscal 2022, as well as strategic decisions to store more finished goods. The fiscal 2022 prepaid balance increased primarily due to an increase in prepaid income taxes.

	September 30,	September 24,
	2023	2022
	(in thousands)
Cash flows from investing activities
Payments for purchases of companies, net of cash acquired	-	(221,301)
Purchases of property, plant and equipment	(104,737)	(87,291)
Proceeds from redemption and sales of marketable securities	9,716	12,026
Proceeds from disposal of property and equipment	1,781	399
Net cash (used in) by investing activities	$(93,240)	$(296,167)

●	In fiscal 2022, the payments for purchases of companies, net of cash acquired, related to the Dippin’ Dots acquisition.

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The increase in fiscal 2023 was primarily due to increased spend for new lines at various plants aimed at increasing capacity.

●

Proceeds from redemption and sales of marketable securities decreased in fiscal 2023 as in prior years, we strategically chose to no longer re-invest redeemed proceeds into marketable securities given the low interest rate environment.

	September 30,	September 24,
	2023	2022
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	15,212	16,160
Borrowings under credit facility	114,000	125,000
Repayment of borrowings under credit facility	(142,000)	(70,000)
Payments for debt issuance costs	-	(225)
Payments on finance lease obligations	(180)	(279)
Payment of cash dividends	(53,877)	(48,437)
Net cash (used in) provided by financing activities	$(66,845)	$22,219

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs, as well as the initial draw made in fiscal 2022 to fund the Dippin’ Dots acquisition.

●	Dividends paid during fiscal 2023 increased as our quarterly dividend was raised during fiscal 2023.

Liquidity

As of September 30, 2023, we had $49.6 million of cash and cash equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 30, 2023, the Company is in compliance with all financial covenants of the Credit Agreement.

As of September 30, 2023, we had $27.0 million of outstanding borrowings drawn on the Amended Credit Agreement. As of September 24, 2022, we had $188.2 million of additional borrowing capacity, after giving effect to the $9.8 million of letters of credit outstanding.

The Company’s material cash requirements include the following contractual and other obligations:

Purchase Commitments

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 30, 2023, we have approximately $125 million of such commitments. The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Leases

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Our operating leases include leases for real estate from some of our office, distribution and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. As of September 30, 2023, we have operating lease payment obligations of $94.1 million, with $16.5 million payable within 12 months.

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for purchase commitments as of September 30, 2023.

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

Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: revenue recognition, allowance for estimated credit losses, valuation of goodwill and long-lived and intangible assets, insurance reserves, and income taxes and business combinations.

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

Allowance for Estimated Credit Losses

We provide an allowance for estimated credit losses after taking into consideration historical experience and other factors. On September 27, 2020, the Company adopted guidance issued by the FASB in ASU 2016-13 Measurement of Credit Losses on Financial Instruments, which requires companies to recognize an allowance that reflects a current estimate of credit losses expected to be incurred over the life of the asset. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations.

We do not believe that there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to value our accounts receivable. Since adoption of the new guidance on September 27, 2020, we have not made any material changes in the accounting methodology used to value accounts receivable.

Valuation of Goodwill

We have three reporting units with goodwill. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which are also the operating segment levels with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists. Our tests at September 30, 2023 show that the fair value of each of our reporting units with goodwill exceeded its carrying value by at least 50%. Therefore, no further analysis was required.

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

Indefinite lived intangibles are reviewed annually for impairment. The fair value of our indefinite lived intangible assets is calculated using either a relief from royalty valuation approach, or the excess earnings method. We are required to make estimates and assumptions about sales growth, royalty rates, and discount rates based on budgets, business plans, economic projections, and marketplace data. Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the future economic and operating conditions.

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

Insurance Reserves

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Considering that we have stop loss coverage of $225,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability.

We self-insure, up to loss limits, workers’ compensation, automobile and general liability claims. Insurance reserves are calculated on a combination of an undiscounted basis based on actual claims data and estimates of incurred but not reported claims developed utilizing historical claims trends. Projected settlements of incurred but not reported claims are estimated based on pending claims, historical trends, industry trends related to expected losses and actual reported losses, and key assumptions, including loss development factors and expected loss rates.

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

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading hedging is in the best interest of the Company and its shareholders. As of September 30, 2023, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 30, 2023, the Company had variable rate debt of $27.0 million with a weighted average interest rate of 6.48%. If borrowing rates were to increase 1% above the current rates, it would increase interest expense by $0.3 million on an annual basis.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 30, 2023, because it does not believe its foreign exchange exposure is significant.

Item 8.	Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.	Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act for financial reporting, as of September 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer concluded that these controls and procedures are effective at a reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management believes that, as of September 30, 2023, our internal control over financial reporting is effective. There have been no changes that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2023. Their report, dated November 28, 2023, expressed an unqualified opinion on our internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Item 9B.	Other Information

None of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K

There was no information required on Form 8-K during the quarter that was not reported.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Election of Directors,” “Biographical Information about the Nominees and Directors,” “Board Committees” and “Executive Officers” contained in our Proxy Statement for our Annual Meeting of Shareholders to be held on February 13, 2024 (the “Proxy Statement”).

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

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, which applies to the Company’s principal executive officer and senior financial officers. The Company has also adopted a Code of Business Conduct and Ethics which applies to all employees. The Company will furnish any person, without charge, a copy of the Code of Ethics upon written request to J & J Snack Foods Corp., 350 Fellowship Rd., Mt. Laurel, New Jersey 08054, Attn: Secretary. A copy of the Code of Ethics can also be found on our website at www.jjsnack.com. Any waiver of any provision of the Code of Ethics granted to the principal executive officer or senior financial officer may only be granted by a majority of the Company’s disinterested directors. If a waiver is granted, information concerning the waiver will be posted on our website www.jjsnack.com for a period of 12 months.

Item 11.	Executive Compensation

Information concerning executive compensation appearing in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a)	The following documents are filed as part of this Report:

(1)	Financial Statements The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements and Financial Statements Schedule on page F-1.

(2)

Financial Statement Schedule – Page S-1

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted either because they are not applicable or because the information required is contained in the financial statements or notes thereto.

b)	Exhibits

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

3.1

Amended and Restated Certificate of Incorporation of J & J Snack Foods Corp (Incorporated by reference from the Company’s Form 10-K filed November 22, 2022).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Form 8-K filed June 24, 2022).

3.3

Revised Bylaws adopted November 15, 2023 (Incorporated by reference from the Company’s Form 8-K filed November 21, 2023).

4.6

Second Amended and Restated Credit Agreement (Incorporated by reference from the Company’s Form 10-Q dated February 2, 2022).

4.7

Amendment No. 1 to the Second Amended and Restated Credit Agreement (Incorporated by reference to the Company’s Form 8-K filed on June 24, 2022).

4.8

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference from the Company’s Form 10-K filed November 22, 2022).

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

10.4*

Form of Performance Share Unit Agreement (Incorporated by reference from the Company’s Form 8-K filed on January 26, 2022).

10.5*

Form of Service Share Unit Agreement (Incorporated by reference from the Company’s Form 8-K filed on January 26, 2022).

10.6*

J & J Snack Foods Corp. 2022 Long-Term Incentive Plan (Incorporated by reference from the Company’s Form 8-K filed on February 14, 2023).

10.7*

Executive Employment Agreement dated February 14, 2023 between J & J Snack Foods Corp. and Daniel Fachner (Incorporated by reference from the Company’s Form 8-K filed on February 17, 2023).

10.8*  **

Form of Performance-Based Restricted Stock Unit Award Agreement

10.9*  **

Form of Restricted Stock Unit Award Agreement

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 30, 2023, formatted in iXBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 28, 2023	By:	/s/ Dan Fachner
Dan Fachner,
Chief Executive Officer,
President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 28, 2023	/s/ Dan Fachner
Dan Fachner,
Chief Executive Officer
and President and Director
(Principal Executive Officer)

November 28, 2023	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial
Officer
(Principal Financial Officer)
(Principal Accounting Officer)

November 28, 2023	/s/ Gerald B. Shreiber
Gerald B. Shreiber, Director

November 28, 2023	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 28, 2023	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 28, 2023	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

November 28, 2023	/s/ Marjorie S. Roshkoff
Marjorie S. Roshkoff, Director

November 28, 2023	/s/ Roy C. Jackson
Roy C. Jackson, Director

November 28, 2023	/s/ Mary M. Meder
Mary M. Meder, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 30, 2023 and September 24, 2022, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and September 24, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 20X2, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 28, 2023 expressed an unqualified opinion.

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

Our audit procedures related to the estimation of the reserves included the following, among others:

●

We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls relating to management’s calculation of the reserves for net revenue adjustments, including understanding relevant inputs and assumptions of key management review controls over the period-end accrual of allowances and end-user pricing adjustments.

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

●

We evaluated transactions subsequent to year end, which involved inspecting customer credits and relevant source documents submitted by customers in conjunction with the allowance, including end-user pricing adjustments.

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 1984.

Philadelphia, Pennsylvania

November 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2023, and our report dated November 28, 2023  expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

November 28, 2023

Item 8.	Financial Statements And Supplementary Data

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	September 24,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$49,581	$35,181
Marketable securities held to maturity	-	4,011
Accounts receivable, net	198,129	208,178
Inventories	171,539	180,473
Prepaid expenses and other	10,963	16,794
Total current assets	430,212	444,637

Property, plant and equipment, at cost	960,198	860,050
Less accumulated depreciation and amortization	574,295	524,683
Property, plant and equipment, net	385,903	335,367

Other assets
Goodwill	185,070	184,420
Other intangible assets, net	183,529	191,732
Marketable securities available for sale	-	5,708
Operating lease right-of-use assets	88,868	51,137
Other	3,654	3,965
Total other assets	461,121	436,962
Total Assets	$1,277,236	$1,216,966

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$201	$124
Accounts payable	90,758	108,146
Accrued insurance liability	15,743	15,678
Accrued liabilities	14,214	9,214
Current operating lease liabilities	16,478	13,524
Accrued compensation expense	23,341	21,700
Dividends payable	14,209	13,453
Total current liabilities	174,944	181,839

Long-term debt	27,000	55,000
Noncurrent finance lease liabilities	600	254
Noncurrent operating lease liabilities	77,631	42,660
Deferred income taxes	81,310	70,407
Other long-term liabilities	4,233	3,637
Commitments and Contingencies (Note I)

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,332,000 and 19,219,000 respectively	114,556	94,026
Accumulated other comprehensive loss	(10,166)	(13,713)
Retained Earnings	807,128	782,856
Total stockholders' equity	911,518	863,169
Total Liabilities and Stockholders' Equity	$1,277,236	$1,216,966

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share information)

	Fiscal year ended
	September 30,	September 24,	September 25,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)

Net Sales	$1,558,829	$1,380,656	$1,144,579
Cost of goods sold	1,088,964	1,011,014	845,651
Gross Profit	469,865	369,642	298,928

Operating expenses
Marketing and selling	110,258	91,636	77,922
Distribution	172,804	159,637	108,297
Administrative	75,425	55,189	40,538
Intangible asset impairment charges	1,678	1,010	1,273
Other expense (income)	182	371	(320)
Total operating expenses	360,347	307,843	227,710
Operating Income	109,518	61,799	71,218

Other income (expenses)
Investment income	2,743	980	2,815
Interest expense	(4,747)	(1,025)	(7)

Earnings before income taxes	107,514	61,754	74,026

Income taxes	28,608	14,519	18,419

NET EARNINGS	$78,906	$47,235	$55,607

Earnings per diluted share	$4.08	$2.46	$2.91

Weighted average number of diluted shares	19,324	19,213	19,133

Earnings per basic share	$4.10	$2.47	$2.92

Weighted average number of basic shares	19,257	19,148	19,013

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal year ended
	September 30,	September 24,	September 25,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)

Net Earnings	$78,906	$47,235	$55,607

Foreign currency translation adjustments	3,547	(330)	2,204
Total other comprehensive income (loss), net of tax	3,547	(330)	2,204

Comprehensive Income	$82,453	$46,905	$57,811

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

			Accumulated
	Common		Other
	Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 26, 2020	18,915	$49,268	$(15,587)	$775,817	$809,498

Issuance of common stock upon exercise of stock options	158	18,739	-	-	18,739
Issuance of common stock for employee stock purchase plan	11	1,391	-	-	1,391
Foreign currency translation adjustment	-	-	2,204	-	2,204
Dividends declared	-	-	-	(45,984)	(45,984)
Share-based compensation	-	4,199	-	-	4,199
Net earnings	-	-	-	55,607	55,607
Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654

Issuance of common stock upon exercise of stock options	119	14,124	-	-	14,124
Issuance of common stock for employee stock purchase plan	16	2,036	-	-	2,036
Foreign currency translation adjustment	-	-	(330)	-	(330)
Dividends declared	-	-	-	(49,819)	(49,819)
Share-based compensation	-	4,269	-	-	4,269
Net earnings	-	-	-	47,235	47,235
Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

Issuance of common stock upon exercise of stock options	96	13,111	-	-	13,111
Issuance of common stock for employee stock purchase plan	17	2,101	-	-	2,101
Foreign currency translation adjustment	-	-	3,547	-	3,547
Dividends declared	-	-	-	(54,634)	(54,634)
Share-based compensation	-	5,318	-	-	5,318
Net earnings	-	-	-	78,906	78,906
Balance as September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended
	September 30,	September 24,	September 25,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)

Operating activities:
Net earnings	$78,906	$47,235	$55,607
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	56,616	49,669	46,781
Amortization of intangibles and deferred costs	6,525	3,454	2,610
Intangible asset impairment charges	1,678	1,010	1,273
(Gains) Losses from disposals of property & equipment	(409)	220	(231)
Share-based compensation	5,318	4,269	4,199
Deferred income taxes	10,935	8,829	(2,896)
(Gain) Loss on marketable securities	(8)	315	(1,026)
Other	323	(95)	77
Changes in assets and liabilities, net of effects from purchase of companies
Decrease (Increase) in accounts receivable	11,399	(32,778)	(35,755)
Decrease (Increase) in inventories	9,475	(49,431)	(14,155)
Decrease (Increase) in prepaid expenses	5,924	(9,343)	9,629
(Decrease) Increase in accounts payable and accrued liabilities	(14,403)	2,708	35,386
Net cash provided by operating activities	172,279	26,062	101,499

Investing activities:
Payments for purchases of companies, net of cash acquired	-	(221,301)	-
Purchases of property, plant and equipment	(104,737)	(87,291)	(53,578)
Proceeds from redemption and sales of marketable securities	9,716	12,026	60,891
Proceeds from disposal of property and equipment	1,781	399	2,435
Other	-	-	191
Net cash (used in) provided by investing activities	(93,240)	(296,167)	9,939

Financing activities:
Proceeds from issuance of stock	15,212	16,160	20,256
Borrowings under credit facility	114,000	125,000	-
Repayment of borrowings under credit facility	(142,000)	(70,000)	-
Payments for debt issuance costs	-	(225)	-
Payments on finance lease obligations	(180)	(279)	(144)
Payment of cash dividend	(53,877)	(48,437)	(44,785)
Net cash (used in) provided by financing activities	(66,845)	22,219	(24,673)

Effect of exchange rates on cash and cash equivalents	2,206	(125)	618

Net increase (decrease) in cash and cash equivalents	14,400	(248,011)	87,383

Cash and cash equivalents at beginning of period	35,181	283,192	195,809

Cash and cash equivalents at end of period	$49,581	$35,181	$283,192

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (“the Company”) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the foodservice and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our 2023 fiscal year comprises 53 weeks. All references to 2023 fiscal year refer to that 53-week period. Fiscal years 2022 and 2021 comprised 52 weeks.

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

The singular performance obligation of our customer repair and maintenance equipment service contracts is the performance of the repair and maintenance with revenue being recognized over the time the service is expected to be performed. Our customers are billed for service contracts in advance of performance and therefore we have a contract liability on our balance sheet.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $18.9 million at September 30, 2023 and $14.7 million at September 24, 2022.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have a contract liability on our balance sheet as follows:

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(in thousands)

Beginning Balance	$4,926	$1,097
Additions to contract liability	6,802	9,163
Amounts recognized as revenue	(6,422)	(5,334)
Ending Balance	$5,306	$4,926

Disaggregation of Revenue

See Note N for disaggregation of our net sales by class of similar product and type of customer.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.2 million and $2.2 million on September 30, 2023 and September 24, 2022, respectively.

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

We maintain cash balances at financial institutions located in various states. We have cash balances at six banks totaling approximately $14 million that is in excess of federally insured limits.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 31 customers with accounts receivable balances of between $1 million and $10 million and five customers with a balance greater than $10 million, with the largest being approximately $24 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 43%, 43% and 43% of our sales during fiscal years 2023, 2022 and 2021, respectively, with our largest customer accounting for 9% of our sales in 2023, 8% of our sales in 2022 and 11% of our sales in 2021. Five of the ten customers are food distributors who sell our product to many end users.

About 28% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2023, 2022 or 2021.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for estimated credit losses. At September 30, 2023 and September 24, 2022, our accounts receivables were $198.1 million and $208.2 million, net of an allowance for estimated credit losses of $3.2 million and $2.2 million. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for estimated credit losses.

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

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. We held no investment securities at September 30, 2023. Our investment portfolio at September 24, 2022 consisted of investments classified as held to maturity and available for sale. The securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and are stated at amortized cost. Investments classified as available for sale are reported at fair market value with unrealized gains and losses related to the changes in fair value of the securities recognized in investment income. The mutual funds and preferred stock in our available for sale portfolio do not have contractual maturities; however, we classify them as long-term assets as it is our intent to hold them for a period of over one year, although we may sell some or all of them depending on presently unanticipated needs for liquidity or market conditions. See Note C for further information on our holdings of investment securities.

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

As of September 30, 2023 and September 24, 2022, the total amount of gross unrecognized tax benefits was $0.3 million and $0.3 million, respectively, all of which would impact our effective tax rate over time, if recognized.  We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of September 30, 2023 and September 24, 2022, we had $0.3 million of accrued interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 24, 2022	$343
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 30, 2023	$343

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate in fiscal 2023 was 26.6%. Our effective tax rate in our fiscal 2022 year was 23.5% and in fiscal 2021 was 24.9%.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options) or other contracts to issue common stock were exercised and converted into common stock.

Our calculation of EPS is as follows:

	Fiscal year ended September 30, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$78,906	19,257	$4.10

Effect of dilutive securities
RSU's and options	$-	67	(0.02)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$78,906	19,324	$4.08

252,044 anti-dilutive shares have been excluded in the computation of fiscal year 2023 diluted EPS.

	Fiscal year ended September 24, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$47,235	19,148	$2.47

Effect of dilutive securities
RSU's and options	$-	65	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$47,235	19,213	$2.46

287,558 anti-dilutive shares have been excluded in the computation of fiscal year 2022 diluted EPS.

	Fiscal year ended September 25, 2021
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$55,607	19,013	$2.92

Effect of dilutive securities
RSU's and options	$-	120	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$55,607	19,133	$2.91

284,480 anti-dilutive shares have been excluded in the computation of fiscal year 2021 diluted EPS.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Accounting for Stock-Based Compensation

At September 30, 2023, the Company has two stock-based employee compensation plans. Share-based compensation was recognized as follows:

	Fiscal year ended
	September 30,	September 24,	September 25,
	2023	2022	2021
	(in thousands)

Stock options	$1,882	$2,407	$2,265
Stock purchase plan	555	389	573
Stock issued to outside directors	106	-	44
Service share units issued to employees	1,043	538	93
Performance share units issued to employees	633	-	-
Total share-based compensation	$4,219	$3,334	$2,975

The above compensation is net of tax benefits	$1,099	$935	$1,224

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. No grants of options were made in fiscal 2023. The following weighted average assumptions were used for grants in fiscal 2022 and 2021: expected volatility of 25.8% for both fiscal years; weighted average risk-free interest rates of 0.8% for both fiscal years; dividend rate of 1.6% for fiscal 2022 and 1.4% for fiscal 2021; and expected lives ranging between 4 and 10 years for both fiscal years.

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

The Company issued 21,864 service share units (“RSU”)’s in fiscal 2023 and 9,200 RSUs in fiscal 2022. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in fiscal 2021.

The Company also issued 21,260 performance share units (“PSU”)’s in fiscal 2023 and 8,868 PSUs in fiscal 2022. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. No such PSU’s were issued in fiscal 2021.

14.	Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $9.7 million, $7.0 million, and $4.9 million for the fiscal years 2023, 2022 and 2021, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 30, 2023, we have approximately $125 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $1.2 million, $0.7 million and $0.6 million for the fiscal years 2023, 2022 and 2021, respectively.

17.	Recent Accounting Pronouncements

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

The financial results of Dippin’ Dots have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings of Dippin’ Dots $96.0 million and $13.0 million for the year ended September 30, 2023, and $33.7 million and $4.9 million for the year ended September 24, 2022. Dippin’ Dots is reported as part of our Food Service segment. Acquisition costs of $3.1 million were included within Administrative expenses for the year ended September 24, 2022.

Dippin' Dots Results Included in the Company's Consolidated Results

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(in thousands)

Net sales	$95,963	$33,734
Net earnings	$13,005	$4,859

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

In fiscal year 2023, we recorded a measurement period adjustment to the estimated fair values initially recorded on June 21, 2022, which resulted in an increase in Other Current Liabilities of $0.7 million and an increase in Goodwill of $0.7 million. In fiscal year 2022, we previously recorded measurement period adjustments to the estimated fair values initially recorded on June 21, 2022, which resulted in an increase to Property, plant, and equipment, net of $6.5 million, and reductions in Goodwill, Identifiable intangible assets, and Inventories of $4.0 million, $2.2 million, and $0.3 million, respectively. The measurement period adjustments were recorded to better reflect market participant assumptions about facts and circumstances existing as of the acquisition date and did not have a material impact on our consolidated statement of income for the year ended September 30, 2023.

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

J & J Snack Foods Corp and Dippin' Dots Unaudited Pro Forma Combined Financial Information

	Fiscal year ended
	September 24,	September 25,
	2022	2021
	(in thousands)

Net sales	$1,428,505	$1,209,055
Net earnings	$49,191	$61,001

Earnings per diluted share	$2.56	$3.19
Weighted average number of diluted shares	19,213	19,133

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

As of September 30, 2023, the Company held no held to maturity investment securities or marketable securities available for sale.

As of the end of fiscal 2023, the Company did not hold any mutual fund investments. However, during the fiscal year, the mutual funds held sought current income with an emphasis on maintaining low volatility and overall moderate duration. The mutual funds generated income of about 6.8% in the fiscal year. As of the end of fiscal 2023, the Company was not invested in Fixed-to-Floating Perpetual Preferred Stock. However, during the fiscal year, the Company held investments in Fixed-to-Floating Perpetual Preferred Stock which generated fixed income to call dates in 2025 and then income was based on a spread above LIBOR if the securities were not called. The annual yield from these investments was 6.1% in the fiscal year, of which 50% is not subject to income tax. As of the end of fiscal 2023, the Company held no held to maturity investment securities. However, during the fiscal year, the Company was invested in corporate bonds which generated fixed income to maturity dates in 2023. The bonds generated income of about 1.7% in the fiscal year based on purchase price.

As of September 30, 2023, the Company had no held to maturity marketable securities. The amortized cost, unrealized gains and losses, and fair market values of our marketable securities held to maturity at September 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Corporate Bonds	$4,011	$-	$21	$3,990
Total marketable securities held to maturity	$4,011	$-	$21	$3,990

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, the Company had no available for sale marketable securities. The amortized cost, unrealized gains and losses, and fair market values of our marketable securities available for sale at September 24, 2022 are summarized as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(in thousands)

Mutual Funds	$3,588	$-	$742	$2,846
Preferred Stock	2,816	46	-	2,862
Total marketable securities available for sale	$6,404	$46	$742	$5,708

As of September 30, 2023, the Company had no held to maturity securities. The amortized cost and fair value of the Company’s held to maturity securities by contractual maturity at September 24, 2022 are summarized as follows:

		Fair
	Amortized	Market
	Cost	Value

Due in one year or less	$4,011	$3,990
Due after one year through five years	-	-
Due after five years through ten years	-	-
Total held to maturity securities	$4,011	$3,990
Less current portion	4,011	3,990
Long term held to maturity securities	$-	$-

Proceeds from the sale and redemption of marketable securities were $9.7 million, $12.0 million, and $60.9 million in the years ended September 30, 2023, September 24, 2022, and September 25, 2021, respectively; with a loss of $0.7 million in 2023, a gain of $0.3 million in 2022 and a gain of $0.2 million in 2021. We use the specific identification method to determine the cost of securities sold. Unrealized gains of $0.7 million and $0.3 million were recorded in 2023 and 2022, respectively.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 30,	September 24,
	2023	2022
	(in thousands)

Finished goods	$86,472	$86,464
Raw materials	30,537	41,505
Packaging materials	12,484	16,637
Equipment parts and other	42,046	35,867
Total inventories	$171,539	$180,473

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	September 24,	Estimated Useful
	2023	2022	Lives (years)
	(in thousands)

Land	$3,684	$3,714	-
Buildings	45,538	34,232	15-39.5
Plant machinery and equipment	445,299	374,566	5-20
Marketing equipment	296,482	274,904	5-7
Transportation equipment	14,367	11,685	5
Office equipment	47,393	45,865	3-5
Improvements	51,319	49,331	5-20
Construction in Progress	56,116	65,753	-
	960,198	860,050
Less accumulated depreciation	574,295	524,683
Property, plant and equipment, net	$385,903	$335,367

Depreciation expense was $56.6 million, $49.7 million, and $46.8 million for fiscal years 2023, 2022 and 2021, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our reportable segments are Food Service, Retail Supermarket and Frozen Beverages.

Intangible Assets

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 30, 2023		September 24, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

FOOD SERVICE

Indefinite lived intangible assets
Trade names	$84,194	$-	$85,872	$-

Amortized intangible assets
Non-compete agreements	-	-	670	670
Franchise agreements	8,500	1,063	8,500	212
Customer relationships	22,900	10,080	22,900	7,790
Technology	23,110	2,879	23,110	576
License and rights	1,690	1,565	1,690	1,481
TOTAL FOOD SERVICE	$140,394	$15,587	$142,742	$10,729

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

Amortized intangible Assets
Trade names	-	-	649	649
Customer relationships	7,687	7,256	7,907	6,693
TOTAL RETAIL SUPERMARKETS	$19,625	$7,256	$20,494	$7,342

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	689	1,439	545
Licenses and rights	1,400	1,212	1,400	1,142
TOTAL FROZEN BEVERAGES	$48,254	$1,901	$48,254	$1,687

CONSOLIDATED	$208,273	$24,744	$211,490	$19,758

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortizing and indefinite lived intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. Indefinite lived intangibles are also reviewed annually at year end for impairment. Cash flow and sales analyses are used to assess impairment. The estimates of future cash flows and sales involve considerable management judgment and are based upon assumptions about expected future operating performance which include Level 3 inputs such as annual growth rates and discount rates. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows and sales could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions, competition, and consumer preferences.

In connection with our annual impairment assessment conducted during the fourth quarter of 2023, we determined that the carrying amounts of three trade names exceeded their fair value as of September 30, 2023. As a result, the Company recorded an indefinite lived intangible asset impairment charge of $1.7 million in the fourth quarter of 2023. The intangible asset impairment charge is reflected in Intangible asset impairment charges in the Consolidated Statements of Earnings. The $1.7 million intangible asset impairment charge related to trade names in the Food Service segment.

There were no intangible assets acquired in the fiscal year 2023. In fiscal year 2022, intangible assets of $118.2 million were added in the food service segment from the acquisition of Dippin’ Dots in the quarter ended June 25, 2022. There were no intangible assets acquired in the fiscal year 2021.

Aggregate amortization expense of intangible assets for the fiscal years 2023, 2022 and 2021 was $6.5 million, $3.5 million, and $2.6 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $6.2 million in 2024, $5.6 million in 2025 and 2026, $4.6 million in 2027, and $4.2 million in 2028.

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
September 30, 2023	$124,426	$4,146	$56,498	$185,070

September 24, 2022	$123,776	$4,146	$56,498	$184,420

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible assets. Goodwill is not amortized but is evaluated annually at year end by management for impairment. Our impairment analysis for fiscal years 2023, 2022 and 2021 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples. Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as: annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples. There were no impairment charges to goodwill in fiscal years 2023, 2022 or 2021.

In fiscal year 2023, goodwill of $0.7 million was added in the food service segment from measurement period adjustments related to the prior year acquisition of Dippin’ Dots. In fiscal year 2022, goodwill of $62.6 million was added in the food service segment from the acquisition of Dippin’ Dots in the quarter ended June 25, 2022. No goodwill was acquired in fiscal years 2021.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 30, 2023, the Company is in compliance with all financial covenants of the Credit Agreement.

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

As of September 30, 2023, $27.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.48%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of September 30, 2023, the amount available under the Amended Credit Agreement was $188.2 million, after giving effect to the outstanding letters of credit. As of September 24, 2022, $55.0 million was outstanding under the Credit Agreement. As of September 24, 2022, the amount available under the Amended Agreement was $160.2 million, after giving effect to the outstanding letters of credit.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 30,	September 24,	September 25,
	2023	2022	2021
	(in thousands)

Current
U.S. Federal	$6,447	$(374)	$13,964
Foreign	6,149	2,854	860
State	4,349	3,210	6,431
Total current expense	16,945	5,690	21,255

Deferred
U.S. Federal	$12,134	$10,834	$(145)
Foreign	232	(394)	(353)
State	(703)	(1,611)	(2,338)
Total deferred expense (benefit)	11,663	8,829	(2,836)
Total expense	$28,608	$14,519	$18,419

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for the fiscal years ended 2023, 2022 and 2021 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 30,	September 24,	September 25,
	2023	2022	2021
	(in thousands)

Income taxes at federal statutory rates	$22,578	$12,968	$15,545
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	2,732	1,261	3,233
Share-based compensation	62	162	(124)
Tax effect in jurisdictions where rates differ from federal statutory rate	1,837	424	156
Other, net	1,399	(296)	(391)
Income tax expense	$28,608	$14,519	$18,419

Our effective tax rate in fiscal 2023 was 26.6%. Our effective tax rate in our fiscal 2022 year was 23.5% and our effective tax rate in fiscal 2021 was 24.9%.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following:

	Fiscal year ended
	September 30,	September 24,
	2023	2022
	(in thousands)

Deferred tax assets:
Vacation accrual	$1,215	$1,321
Capital loss carry forwards	224	17
Unrealized gains/losses	451	504
Accrued insurance liability	3,511	3,614
Operating lease liabilities	23,996	14,521
Deferred income	44	10
Allowances	2,879	2,598
Inventory capitalization	1,702	1,620
Share-based compensation	1,960	1,680
Net operating loss	940	538
Payroll tax accrual	-	1,142
Bonus accrual	2,282	-
Foreign tax credit	250	404
Total deferred tax assets	39,454	27,969
Valuation allowance	(675)	(521)
Total deferred tax assets, net	38,779	27,448

Deferred tax liabilities:
Amortization of goodwill and other intangible assets	35,363	32,680
Depreciation of property, plant and equipment	61,185	51,972
Right-of-use assets	22,688	13,058
Accounting method change 481(a)	853	145
Total deferred tax liabilities	120,089	97,855
Total deferred tax liabilities, net	$81,310	$70,407

As of September 30, 2023, we have federal and state capital loss carry forwards of approximately $0.8 million primarily from the sale of marketable securities in fiscal year 2017 and unrealized losses incurred in fiscal years 2019 and 2020. These carry forwards began to expire in fiscal 2021. Except for current year usage, we have no foreseeable capital gains that would allow us to use this asset. Accordingly, we have recorded a valuation allowance for the full amount of this deferred tax asset.

As of September 30, 2023, we have a federal net operating loss carry forward of approximately $2.2 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $0.4 million and will expire in 2033. Additionally, as of September 30, 2023, we have state net operating loss carry forwards of approximately $0.5 million. These state operating losses begin to expire in 2034. We have determined there are no limitations to the total use of these tax assets and, accordingly, have not recorded a valuation allowance for these deferred tax assets.

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

The Coronavirus, Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020, which introduced and revised numerous provisions including a technical correction to qualified improvement property for assets placed in service after 2017 through 2022 to allow for immediate depreciation to be claimed on these assets and the deferral of employer’s share of certain payroll taxes. As a result of the CARES Act, we deferred $4.3 million of payroll taxes as of September 24, 2022. No payroll taxes were deferred as of September 30, 2023.

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

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $13.4 million and $13.7 million at September 30, 2023 and September 24, 2022, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 30, 2023, and September 24, 2022, we had outstanding letters of credit totaling $9.8 million, respectively.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 30, 2023 and September 24, 2022 was $2.0 million and $1.8 million, respectively.

NOTE J ‑ CAPITAL STOCK

With the exception of shares withheld to cover taxes associated with the vesting of certain restricted stock units held by officers and employees, we did not purchase any shares of our common stock in our fiscal years ended September 30, 2023, September 24, 2022, and September 25, 2021.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are approximately 462,000 shares reserved under the Plan for which options, restricted stock units, and performance awards have not yet been issued. There are options that were issued under prior option plans that have since been replaced that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six-month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2023, 2022 and 2021 employees purchased 17,231, 16,274 and 11,988 shares at average purchase prices of $121.53, $124.94, and $116.03, respectively. ESPP expense of $0.6 million, $0.3 million, and $0.6 million was recognized for fiscal years 2023, 2022 and 2021, respectively.

Stock Options

A summary of the status of our stock option plans as of fiscal years 2023, 2022 and 2021 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 26, 2020	470,420	136.62	346,442	122.04
Granted	111,862	165.53	43,970	160.14
Exercised	(102,976)	120.83	(55,453)	120.92
Canceled	(31,684)	143.74	(41,222)	95.95

Balance, September 25, 2021	447,622	146.98	293,737	132.29
Granted	103,405	132.38	11,545	132.38
Exercised	(67,782)	131.35	(60,581)	107.17
Canceled	(49,886)	150.85	(16,383)	151.50

Balance, September 24, 2022	433,359	146.98	228,318	132.29
Granted	-	-	-	-
Exercised	(83,401)	140.30	(11,294)	137.81
Canceled	(78,137)	143.96	(5,646)	153.04

Balance, September 30, 2023	271,821	147.45	211,378	140.79

Exercisable Options September 30, 2023	102,158	145.91	161,128	136.55

There were no incentive stock option grants in fiscal year 2023. The weighted-average fair value of incentive stock options granted during fiscal years ended September 24, 2022 and September 25, 2021 was $23.36 and $31.20, respectively. There were no non-qualified stock options grants in fiscal year 2023. The weighted-average fair value of non-qualified stock options granted during the fiscal years ended September 24, 2022 and September 25, 2021 was $23.36 and $29.76, respectively. The total intrinsic value of stock options exercised was $2.1 million, $4.1 million and $6.0 million in fiscal years 2023, 2022 and 2021, respectively.

The total cash received from these option exercises was $13.1 million, $14.1 million and $18.7 million in fiscal years 2023, 2022 and 2021, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $0.1 million, $0.7 million and $1.2 million in fiscal years 2023, 2022 and 2021, respectively.

At September 30, 2023, the Company has unrecognized compensation expense of approximately $2.1 million related to stock options to be recognized over the next three fiscal years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about incentive stock options outstanding as of September 30, 2023:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Outstanding	Weighted-
			at	Remaining	Average	at	Average
Range of			September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices			2023	Life	Price	2023	Price

$125.83	-	$158.97	136,548	3.0	$130.26	48,508	$126.27
$163.29	-	$192.13	135,273	1.8	$164.81	53,650	$163.67
Total options			271,821			102,158	145.91

The following table summarizes information about nonqualified stock options outstanding as of September 30, 2023:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Outstanding	Weighted-
			at	Remaining	Average	at	Average
Range of			September 30,	Contractual	Exercise	September 30,	Exercise
Exercise Prices			2023	Life	Price	2023	Price

$94.24	-	$119.44	60,000	2.0	$110.51	60,000	$110.51
$125.83	-	$153.65	91,544	4.5	$139.28	61,784	$135.71
$163.29	-	$191.40	59,834	3.1	$173.46	39,344	$177.58
Total options			211,378			161,128	136.55

Restricted Stock Units

A summary of our service share units (“RSU”)’s as of fiscal years 2023 and 2022 and the changes during the years ended on those dates is represented below. No RSU’s were granted, vested, or cancelled in fiscal 2021.

		Weighted-	Weighted-
		Average	Average
	Number of	Grant-Date	Remaining	Aggregate
	Performance	Fair Value	Contractual	Intrinsic
	Share Unites	Per Share	Life	Value

Balance, September 25, 2021	-	-	-
Granted	9,200	154.85
Vested	-	-
Canceled	-	-

Balance, September 24, 2022	9,200	154.85	2.1
Granted	21,864	154.32
Vested	(3,165)	154.94
Canceled	-	-

Balance, September 30, 2023	27,899	154.46	2.2	4,566

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, the Company has unrecognized compensation expense of approximately $2.5 million related to the RSU’s.

Performance Share Units

A summary of our performance share units (“PSU”)’s as of fiscal years 2023 and 2022 and the changes during the years ended on those dates is represented below. The shares are represented at the target award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria. No PSU’s were granted, vested, or canceled in fiscal 2021.

		Weighted-	Weighted-
		Average	Average
	Number of	Grant-Date	Remaining	Aggregate
	Performance	Fair Value	Contractual	Intrinsic
	Share Unites	Per Share	Life	Value

Balance, September 25, 2021	-	-	-
Granted	8,868	155.01
Vested	-	-
Canceled	-	-

Balance, September 24, 2022	8,868	155.01	2.1
Granted	21,260	155.29
Vested	-	-
Canceled (1)	(8,868)	155.01

Balance, September 30, 2023	21,260	155.29	2.2	3,479

(1) Includes adjustments for performance achievement.

As of September 30, 2023, the Company has unrecognized compensation expense of approximately $2.4 million related to the PSU’s.

NOTE L – 401(k) PROFIT‑SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit‑sharing and matching 401(k) contributions. Contributions of $2.8 million, $2.5 million, and $2.3 million were made in fiscal years 2023, 2022 and 2021, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal year ended
	September 30,	September 24,	September 25,
	2023	2022	2021
		(in thousands)
Cash paid for:
Interest	$4,745	$945	$29
Income taxes	8,617	16,814	11,556

Non cash items:
Obtaining a right-of-use asset in exchange for a lease liability	$54,050	$11,783	$685

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL and AUNTIE ANNE’S, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, DOGSTERS ice cream style treats for dogs, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes and handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

Frozen Beverages

We sell frozen beverages to the foodservice industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico and Canada. We also provide repair and maintenance services to customers for customer-owned equipment.

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

	September 30,	September 24,	September 25,
	2023	2022	2021
	(53 weeks)	(52 weeks)	(52 weeks)
	(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$235,572	$205,752	$174,977
Frozen novelties	145,425	78,183	44,605
Churros	108,927	88,242	64,916
Handhelds	82,292	92,130	75,627
Bakery	378,149	381,526	342,609
Other	31,475	26,854	22,249
Total Food Service	$981,840	$872,687	$724,983

Retail Supermarket
Soft pretzels	$60,272	$61,925	$54,990
Frozen novelties	115,807	108,911	100,059
Biscuits	25,074	24,695	24,197
Handhelds	16,655	5,640	7,574
Coupon redemption	(2,561)	(3,713)	(3,689)
Other	181	485	1,766
Total Retail Supermarket	$215,428	$197,943	$184,897

Frozen Beverages
Beverages	$224,655	$184,063	$124,498
Repair and maintenance service	95,941	89,840	81,305
Machines revenue	37,933	33,601	26,953
Other	3,032	2,522	1,943
Total Frozen Beverages	$361,561	$310,026	$234,699

Consolidated sales	$1,558,829	$1,380,656	$1,144,579

Depreciation and amortization:
Food Service	39,758	$29,807	$26,738
Retail Supermarket	1,966	1,536	1,671
Frozen Beverages	21,417	21,780	20,982
Total depreciation and amortization	$63,141	$53,123	$49,391

Operating Income:
Food Service	$49,778	$18,512	$39,172
Retail Supermarket	9,375	9,487	25,914
Frozen Beverages	50,365	33,800	6,132
Total operating income	$109,518	$61,799	$71,218

Capital expenditures:
Food Service	$79,388	$61,738	$38,558
Retail Supermarket	1,824	8,885	288
Frozen Beverages	23,525	16,668	14,732
Total capital expenditures	$104,737	$87,291	$53,578

Assets:
Food Service	$903,518	$893,045	$799,149
Retail Supermarket	34,232	20,302	31,486
Frozen Beverages	339,486	303,619	291,584
Total assets	$1,277,236	$1,216,966	$1,122,219

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes to the components of accumulated other comprehensive loss are as follows:

Fiscal Year Ended September 30, 2023
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(13,713)
Other comprehensive income	3,547
Ending Balance	$(10,166)

Fiscal Year Ended September 24, 2022
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(13,383)
Other comprehensive (loss)	(330)
Ending Balance	$(13,713)

NOTE P – LEASES

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate from some of our office, warehouse, and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 20 years.

We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 1 year to 5 years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions and Judgments

Contract Contains a Lease

In evaluating our contracts to determine whether a contract is or contains a lease, we considered the following:

●	Whether explicitly or implicitly identified assets have been deployed in the contract; and

●	Whether we obtain substantially all of the economic benefits from the use of that underlying asset, and we can direct how and for what purpose the asset is used during the term of the contract.

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

As of September 30, 2023, the weighted-average discount rate of our operating and finance leases was 4.4% and 3.9%, respectively. As of September 24, 2022, the weighted-average discount rate of our operating and finance leases was 3.3% and 3.2%, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Fiscal year ended	Fiscal year ended
	September 30, 2023	September 24, 2022
Operating lease cost in Cost of goods sold and Operating expenses	$17,352	$15,611
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating expenses	$270	$160
Interest on lease liabilities in Interest expense & other	22	13
Total finance lease cost	$292	$173
Short-term lease cost in Cost of goods sold and Operating expenses	-	-
Total net lease cost	$17,644	$15,784

Supplemental balance sheet information related to leases is as follows:

	September 30, 2023	September 24, 2022
Operating Leases
Operating lease right-of-use assets	$88,868	$51,137

Current operating lease liabilities	$16,478	$13,524
Noncurrent operating lease liabilities	77,631	42,660
Total operating lease liabilities	$94,109	$56,184

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$789	$328

Current finance lease liabilities	$201	$124
Noncurrent finance lease liabilities	600	254
Total finance lease liabilities	$801	$378

Supplemental cash flow information related to leases is as follows:

	Fiscal year ended	Fiscal year ended
	September 30, 2023	September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,536	$16,505
Operating cash flows from finance leases	$22	$13
Financing cash flows from finance leases	$180	$279

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$54,050	$11,783
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of September 30, 2023, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2024	$20,073	$237
2025	16,312	189
2026	13,069	154
2027	11,983	153
2028	8,806	109
Thereafter	49,504	36
Total minimum payments	119,747	878
Less amount representing interest	(25,638)	(77)
Present value of lease obligations	$94,109	$801

As of September 30, 2023, the weighted-average remaining term of our operating and finance leases was 10.3 years and 4.2 years, respectively. As of September 24, 2022, the weighted average remaining term of our operating and finance leases was 5.8 years and 3.3 years, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE Q – Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. In the fiscal years ended 2023, 2022, and 2021, the Company paid NFI $55.9 million, $29.5 million and $0.2 million, respectively. Of the amounts paid to NFI, the amount related to management services performed by NFI was $0.8 million in fiscal year 2023, $0.6 million in fiscal year 2022, and $0.2 million in fiscal year 2021. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. As of September 30, 2023, and September 24, 2022, our consolidated balance sheet included related party trade payables of approximately $3.4 million and $2.9 million, respectively.

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. The distribution center will be operated by NFI for the Company, pursuant to a Distribution Services Agreement. Under the Distribution Services Agreement, NFI will provide logistics and warehouse management services. NFI will continue to perform distribution-related management services for the Company as well. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of the year ended September 30, 2023, $28.4 million was recorded as an operating right-of-use asset, $0.5 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. Lease payments totaling $0.2 million were made to NFI during the fiscal year ended September 30, 2023.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

NOTE R – SUBSEQUENT EVENTS

Events occurring after September 30, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included, and are as follows:

In October 2023, the Company began leasing a regional distribution center in Woolwich Township, New Jersey. At the lease commencement date, $37.1 million was recorded as an operating right-of-use asset and $37.1 million was recorded as a non-current operating lease liability. The distribution center will be operated by NFI for the Company, pursuant to the Distribution Services Agreement noted in Note Q.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2023	Allowance for estimated credit losses	$2,158	$1,428	$404	(1)	$3,182
2022	Allowance for estimated credit losses	$1,405	$1,781	$1,028	(1)	$2,158
2021	Allowance for estimated credit losses	$1,388	$338	$321	(1)	$1,405

(1) Write-offs of uncollectible accounts receivable.