Form 10-Q
period 2023-12-30
J&J SNACK FOODS CORP
filed 2024-02-07
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 30, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-14616

J & J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

350 Fellowship Road, Mt. Laurel, New Jersey 08054

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

As of February 2, 2024 there were 19,379,847 shares of the Registrant’s Common Stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 30,
	2023	September 30,
	(unaudited)	2023
Assets
Current assets
Cash and cash equivalents	$50,020	$49,581
Accounts receivable, net	166,156	198,129
Inventories	172,724	171,539
Prepaid expenses and other	8,379	10,963
Total current assets	397,279	430,212

Property, plant and equipment, at cost
Land	3,684	3,684
Buildings	45,538	45,538
Plant machinery and equipment	468,620	445,299
Marketing equipment	304,160	296,482
Transportation equipment	15,085	14,367
Office equipment	47,966	47,393
Improvements	51,423	51,319
Construction in progress	42,838	56,116
Total Property, plant and equipment, at cost	979,314	960,198
Less accumulated depreciation and amortization	588,241	574,295
Property, plant and equipment, net	391,073	385,903

Other assets
Goodwill	185,070	185,070
Other intangible assets, net	181,913	183,529
Operating lease right-of-use assets	133,715	88,868
Other	3,507	3,654
Total other assets	504,205	461,121
Total Assets	$1,292,557	$1,277,236

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$159	$201
Accounts payable	85,293	90,758
Accrued insurance liability	16,460	15,743
Accrued liabilities	13,144	14,214
Current operating lease liabilities	17,934	16,478
Accrued compensation expense	18,090	23,341
Dividends payable	14,235	14,209
Total current liabilities	165,315	174,944

Long-term debt	7,000	27,000
Noncurrent finance lease liabilities	549	600
Noncurrent operating lease liabilities	121,626	77,631
Deferred income taxes	81,085	81,310
Other long-term liabilities	4,521	4,233

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,367,000 and 19,332,000 respectively	120,517	114,556
Accumulated other comprehensive loss	(8,231)	(10,166)
Retained Earnings	800,175	807,128
Total stockholders' equity	912,461	911,518
Total Liabilities and Stockholders' Equity	$1,292,557	$1,277,236

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended
	December 30,	December 24,
	2023	2022

Net sales	$348,308	$351,343

Cost of goods sold	253,723	260,488
Gross profit	94,585	90,855

Operating expenses
Marketing	27,472	23,699
Distribution	40,303	42,049
Administrative	18,199	16,391
Other general (income)	(1,072)	(612)
Total operating expenses	84,902	81,527

Operating Income	9,683	9,328

Other income (expense)
Investment income	798	685
Interest expense	(560)	(1,049)

Earnings before income taxes	9,921	8,964

Income tax expense	2,639	2,331

NET EARNINGS	$7,282	$6,633

Earnings per diluted share	$0.37	$0.34

Weighted average number of diluted shares	19,423	19,274

Earnings per basic share	$0.38	$0.35

Weighted average number of basic shares	19,344	19,222

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended
	December 30,	December 24,
	2023	2022

Net Earnings	$7,282	$6,633

Foreign currency translation adjustments	1,935	871
Total Other Comprehensive Income (Loss)	1,935	871

Comprehensive Income	$9,217	$7,504

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited) (in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518
Common Stock issued in connection with employee and director plans, net of tax withheld	35	4,481	-	-	4,481
Foreign currency translation adjustment	-	-	1,935	-	1,935
Dividends declared	-	-	-	(14,235)	(14,235)
Share-based compensation	-	1,480	-	-	1,480
Net earnings	-	-	-	7,282	7,282

Balance at December 30, 2023	19,367	$120,517	$(8,231)	$800,175	$912,461

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169
Common Stock issued in connection with employee and director plans, net of tax withheld	10	1,285	-	-	1,285
Foreign currency translation adjustment	-	-	871	-	871
Dividends declared	-	-	-	(13,461)	(13,461)
Share-based compensation	-	1,239	-	-	1,239
Net earnings	-	-	-	6,633	6,633

Balance at December 24, 2022	19,229	$96,550	$(12,842)	$776,028	$859,736

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Three months ended
	December 30,	December 24,
	2023	2022
Operating activities:
Net earnings	$7,282	$6,633
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	15,176	13,476
Amortization of intangibles and deferred costs	1,616	1,705
Gains from disposals of property & equipment	(23)	(711)
Share-based compensation	1,480	1,239
Deferred income taxes	(192)	(526)
Loss on marketable securities	-	37
Other	157	(18)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	32,407	21,171
(Increase) in inventories	(971)	(2,284)
Decrease in prepaid expenses	2,625	2,343
(Decrease) in accounts payable and accrued liabilities	(10,604)	(21,655)
Net cash provided by operating activities	48,953	21,410

Investing activities:
Purchases of property, plant and equipment	(19,930)	(30,910)
Proceeds from redemption and sales of marketable securities	-	3,300
Proceeds from disposal of property and equipment	82	729
Net cash used in investing activities	(19,848)	(26,881)

Financing activities:
Proceeds from issuance of stock	4,481	1,285
Borrowings under credit facility	15,000	72,000
Repayment of borrowings under credit facility	(35,000)	(35,000)
Payments on finance lease obligations	(85)	(39)
Payment of cash dividends	(14,209)	(13,453)
Net cash provided by (used in) financing activities	(29,813)	24,793

Effect of exchange rates on cash and cash equivalents	1,147	363
Net increase in cash and cash equivalents	439	19,685

Cash and cash equivalents at beginning of period	49,581	35,181

Cash and cash equivalents at end of period	$50,020	$54,866

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of operations and cash flows.

The results of operations for the three months ended December 30, 2023 and December 24, 2022 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Note 2	Revenue Recognition

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $17.8 million at December 30, 2023 and $18.9 million at September 30, 2023.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended
	December 30,	December 24,
	2023	2022
	(in thousands)

Beginning Balance	$5,306	$4,926
Additions to contract liability	1,400	1,390
Amounts recognized as revenue	(1,771)	(1,549)
Ending Balance	$4,935	$4,767

Disaggregation of Revenue

See Note 10 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.3 million and $3.2 million on December 30, 2023 and September 30, 2023, respectively.

Note 3	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology and non-compete agreements arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $15.2 million and $13.5 million for the three months ended December 30, 2023 and December 24, 2022, respectively.

Note 4	Earnings per Share

Basic earnings per common share ("EPS") excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options and restricted stock units (“RSU”)’s) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three months ended December 30, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$7,282	19,344	$0.38

Effect of Dilutive Securities
RSU's and Options	-	79	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$7,282	19,423	$0.37

188,077 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 30, 2023.

	Three months ended December 24, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net Earnings available to common stockholders	$6,633	19,222	$0.35

Effect of Dilutive Securities
RSU's and Options	-	52	(0.01)

Diluted EPS
Net Earnings available to common stockholders plus assumed conversions	$6,633	19,274	$0.34

394,077 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 24, 2022.

Note 5	Share-Based Compensation and Post-Retirement Benefits

At December 30, 2023, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended
	December 30,	December 24,
	2023	2022
	(in thousands)

Stock options	$363	$620
Stock purchase plan	99	227
Stock issued to outside directors	40	-
Service share units issued to employees	382	181
Performance share units issued to employees	275	72
Total share-based compensation	$1,159	$1,100

The above compensation is net of tax benefits	$321	$139

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

The Company did not grant any stock options during the three months ended December 30, 2023, or during the three months ended December 24, 2022.

During the three months ended December 30, 2023, the Company issued 9,751 service share units (“RSU”)’s. Each RSU entitles the awardee to one share of common stock upon vesting. During the three months ended December 24, 2022, the Company issued 9,900 service share units (“RSU”)’s. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.

During the three months ended December 30, 2023, the Company also issued 9,743 performance share units (“PSU”)’s. During the three months ended December 24, 2022, the Company issued 18,641 performance share units (“PSU”)’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

Note 6	Income Taxes

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

The total amount of gross unrecognized tax benefits is $0.3 million on both December 30, 2023 and September 30, 2023, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 30, 2023 and September 30, 2023, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate for the three months ended December 30, 2023 was 27%. Our effective tax rate was 26% in last fiscal year’s quarter.

Note 7	New Accounting Pronouncements and Policies

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", to provide optional guidance to temporarily ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Preceding the issuance of ASU 2020-04, which established ASC 848, the United Kingdom's Financial Conduct Authority ("FCA") announced that it would no longer need to persuade or compel banks to submit to LIBOR after December 31, 2021. In response, the FASB established December 31, 2022 as the expiration date for ASC 848. In March 2021, the FCA announced the intended cessation date of the overnight 1-, 3-, 6-, and 12-month USD LIBOR would be June 30, 2023. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, this update deferred the sunset date in Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. This guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

In September 2022, the FASB issued ASU No. 2022-04 “Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. This guidance requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. These amendments are effective for fiscal years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted this guidance during the three months ended December 30, 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance enhances the transparency around income tax information through improvements to income tax disclosures, primarily related to the effective rate reconciliation and income taxes paid, to improve the overall effectiveness of income tax disclosures. The amendments in the ASU are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

Note 8	Long-term Debt

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 30, 2023, the Company is in compliance with all financial covenants terms of the Credit Agreement.

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

As of December 30, 2023, $7.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.33%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of December 30, 2023, the amount available under the Amended Credit Agreement was $208.2 million, after giving effect to the outstanding letters of credit. As of September 30, 2023, $27.0 million was outstanding under the Amended Credit Agreement. As of September 30, 2023, the amount available under the Amended Agreement was $188.2 million, after giving effect to the outstanding letters of credit.

Note 9	Inventory

Inventories consist of the following:

	December 30,	September 30,
	2023	2023
	(unaudited)
	(in thousands)

Finished goods	$88,030	$86,472
Raw materials	29,263	30,537
Packaging materials	12,479	12,484
Equipment parts and other	42,952	42,046
Total Inventories	$172,724	$171,539

Note 10	Segment Information

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

	Three months ended
	December 30,	December 24,
	2023	2022
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$50,128	$52,223
Frozen novelties	21,050	21,765
Churros	28,061	25,757
Handhelds	22,047	23,572
Bakery	101,982	108,948
Other	5,341	6,032
Total Food Service	$228,609	$238,297

Retail Supermarket
Soft pretzels	$18,447	$14,485
Frozen novelties	12,861	17,969
Biscuits	7,032	7,913
Handhelds	5,510	2,892
Coupon redemption	(332)	(176)
Other	241	(10)
Total Retail Supermarket	$43,759	$43,073

Frozen Beverages
Beverages	$41,950	$38,659
Repair and maintenance service	24,559	23,827
Machines revenue	8,889	7,011
Other	542	476
Total Frozen Beverages	$75,940	$69,973

Consolidated Sales	$348,308	$351,343

Depreciation and Amortization:
Food Service	$10,673	$9,458
Retail Supermarket	527	391
Frozen Beverages	5,592	5,332
Total Depreciation and Amortization	$16,792	$15,181

Operating Income :
Food Service	$6,016	$6,387
Retail Supermarket	452	1,111
Frozen Beverages	3,215	1,830
Total Operating Income	$9,683	$9,328

Capital Expenditures:
Food Service	$11,865	$24,862
Retail Supermarket	2	1,374
Frozen Beverages	8,063	4,674
Total Capital Expenditures	$19,930	$30,910

Assets:
Food Service	$930,533	$907,736
Retail Supermarket	36,219	16,941
Frozen Beverages	325,805	302,871
Total Assets	$1,292,557	$1,227,548

Note 11	Goodwill and Intangible Assets

Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of December 30, 2023 and September 30, 2023 are as follows:

	December 30, 2023		September 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$84,194	$-	$84,194	$-

Amortized intangible assets
Non compete agreements	-	-	-	-
Franchise agreements	8,500	1,275	8,500	1,063
Customer relationships	22,900	10,653	22,900	10,080
Technology	23,110	3,452	23,110	2,879
License and rights	1,690	1,587	1,690	1,565
TOTAL FOOD SERVICE	$140,394	$16,967	$140,394	$15,587

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

Amortized Intangible Assets
Trade names	-	-	-	-
Customer relationships	7,687	7,439	7,687	7,256
TOTAL RETAIL SUPERMARKETS	$19,625	$7,439	$19,625	$7,256

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	725	1,439	689
Licenses and rights	1,400	1,229	1,400	1,212
TOTAL FROZEN BEVERAGES	$48,254	$1,954	$48,254	$1,901

CONSOLIDATED	$208,273	$26,360	$208,273	$24,744

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 30, 2023 and December 24, 2022 was $1.6 million and $1.7 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4.7 million in 2024 (excluding the three months ended December 30, 2023), $5.6 million in 2025 and 2026, $4.6 million in 2027, and $4.2 million in 2028.

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverages segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
		(in thousands)
December 30, 2023	$124,426	$4,146	$56,498	$185,070

September 30, 2023	$124,426	$4,146	$56,498	$185,070

Note 12	Investments

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

As of December 30, 2023, and September 30, 2023, the Company held no held to maturity investment securities or marketable securities available for sale.

As of December 30, 2023, and September 30, 2023, the Company did not hold any mutual fund investments. However, during the three months ended December 24, 2022, the mutual funds held sought current income with an emphasis on maintaining low volatility and overall moderate duration. As of December 30, 2023, and September 30, 2023, the Company did not hold any mutual fund investments. However, during the three months ended December 24, 2022, the Company held investments in Fixed-to-Floating Perpetual Preferred Stock which generated fixed income to call dates in 2025 and then income was based on a spread above LIBOR if the securities were not called. As of December 30, 2023, and September 30, 2023, the Company held no held to maturity investment securities. However, during the three months ended December 24, 2022, the Company was invested in corporate bonds which generated fixed income to maturity dates in 2023.

There were no proceeds from the redemption and sale of marketable securities in the three months ended December 30, 2023, and $3.3 million in the three months ended December 24, 2022. No gains or losses were recorded in the three months ended December 30, 2023, and losses of $37,000 were recorded in the three months ended December 24, 2022, which included unrealized losses on marketable securities of $39,000. We use the specific identification method to determine the cost of securities sold.

Note 13	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

Three months ended
December 30, 2023

Foreign Currency
Translation Adjustments
(in thousands)

Beginning Balance	$(10,166)

Other comprehensive income (loss)	1,935
Ending Balance	$(8,231)

Three months ended
December 24, 2022

Foreign Currency
Translation Adjustments
(in thousands)

Beginning Balance	$(13,713)

Other comprehensive income (loss)	871
Ending Balance	$(12,842)

Note 14	Leases

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

As of December 30, 2023, the weighted-average discount rate of our operating and finance leases was 5.1% and 3.9%, respectively. As of September 30, 2023, the weighted-average discount rate of our operating and finance leases was 4.4% and 3.9%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended	Three months ended
	December 30, 2023	December 24, 2022
Operating lease cost in Cost of goods sold and Operating Expenses	$5,894	$3,972
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$53	$34
Interest on lease liabilities in Interest expense & other	8	2
Total finance lease cost	$61	$36
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$5,955	$4,008

Supplemental balance sheet information related to leases is as follows:

	December 30, 2023	September 30, 2023
Operating Leases
Operating lease right-of-use assets	$133,715	$88,868

Current operating lease liabilities	$17,934	$16,478
Noncurrent operating lease liabilities	121,626	77,631
Total operating lease liabilities	$139,560	$94,109

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$776	$789

Current finance lease liabilities	$159	$201
Noncurrent finance lease liabilities	549	600
Total finance lease liabilities	$708	$801

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended
	December 30, 2023	December 24, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,972	$3,918
Operating cash flows from finance leases	$8	$2
Financing cash flows from finance leases	$85	$39

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$49,854	$2,676
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of December 30, 2023, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Nine months ending September 28, 2024	$17,951	$174
2025	21,240	189
2026	18,026	154
2027	17,076	153
2028	13,877	104
Thereafter	109,981	12
Total minimum payments	198,151	786
Less amount representing interest	(58,591)	(78)
Present value of lease obligations	$139,560	$708

As of December 30, 2023 the weighted-average remaining term of our operating and finance leases was 12.8 years and 4.0 years, respectively.

As of September 30, 2023 the weighted-average remaining term of our operating and finance leases was 10.3 years and 4.2 years, respectively.

Note 15	Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. In the three months ended December 30, 2023 and December 24, 2022, the Company paid NFI $14.5 million and $14.3 million, respectively. Of the amounts paid to NFI, the amount related to transportation management services performed by NFI was $0.3 million in the three months ended December 30, 2023 and $0.1 million in the three months ended December 24, 2022. Of the amounts paid to NFI, the amount related to labor management services performed by NFI was $1.3 million in the three months ended December 30, 2023. No labor management services were performed by NFI in the three months ended December 24, 2022. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. As of December 30, 2023 and September 30, 2023, our consolidated balance sheet included related party trade payables of approximately $3.2 million and $3.4 million, respectively.

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. The distribution center will be operated by NFI for the Company, pursuant to a Service Labor Management Agreement . Under the Service Labor Management Agreement, NFI will provide logistics and warehouse management services. NFI will continue to perform transportation -related management services for the Company as well. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of December 30, 2023, $28.1 million was recorded as an operating right-of-use asset, $0.5 million was recorded as a current operating lease liability, and $28.4 million was recorded as a non-current operating lease liability. As of September 30, 2023, $28.4 million was recorded as an operating right-of-use asset, $0.5 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. Lease payments totaling $0.5 million were made to NFI during the fiscal quarter ended December 30, 2023.

In October 2023, the Company began leasing a regional distribution center in Woolwich Township, New Jersey. The distribution center will be operated by NFI for the Company, pursuant to the Service Labor Management Agreement noted in the paragraph above.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

Note 16	Subsequent Events

Events occurring after December 30, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included, and are as follows:

In February 2024, the Company began leasing a regional distribution center in Glendale, Arizona. At the lease commencement date, $21.1 million was recorded as an operating right-of-use asset, $0.5 million was recorded as a current operating lease liability, and $20.6 million was recorded as a non-current operating lease liability. The distribution center will be operated by NFI for the Company, pursuant to the Service Labor Management Agreement noted in Note 15.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "if," "may," "believe," "plan,", "goals," "estimate," "expect," "project," "continue," "forecast," "intend," "may," "could," "should," "will," and other similar expressions. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry, the success of new product innovations, and the future impact of our investments in additional production capacity and logistics and warehousing operations. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. We intend that such forward-looking statements be subject to the safe harbor provisions of the Securities Act and the Exchange Act.

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

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative form from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 30, 2023.

Business Overview

The Company manufactures snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels, frozen novelties, churros and bakery products. We believe we are the largest manufacturer of soft pretzels in the United States. Other snack food products include donuts, cookies, funnel cake and handheld products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage. The Company’s Food Service and Frozen Beverage sales are made principally to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theaters; independent retailers; and schools, colleges and other institutions. The Company’s retail supermarket customers are primarily supermarket chains.

RESULTS OF OPERATIONS – Three months ended December 30, 2023

The following discussion provides a review of results for the three months ended December 30, 2023 as compared with the three months ended December 24, 2022.

Summary of Results	Three months ended
	December 30,	December 24,
	2023	2022	% Change
	(in thousands)

Net Sales	$348,308	$351,343	(0.9)%

Cost of goods sold	253,723	260,488	(2.6)%
Gross Profit	94,585	90,855	4.1%

Operating expenses
Marketing	27,472	23,699	15.9%
Distribution	40,303	42,049	(4.2)%
Administrative	18,199	16,391	11.0%
Other general expense (income)	(1,072)	(612)	75.2%
Total Operating Expenses	84,902	81,527	4.1%

Operating Income	9,683	9,328	3.8%

Other income (expense)
Investment income	798	685	16.5%
Interest (expense)	(560)	(1,049)	(46.6)%

Earnings before income taxes	9,921	8,964	10.7%

Income tax expense	2,639	2,331	13.2%

NET EARNINGS	$7,282	$6,633	9.8%

Comparisons as a Percentage of Net Sales	Three months ended
	December 30,	December 24,
	2023	2022	Basis Pt Chg
Gross profit	27.2%	25.9%	130
Marketing	7.9%	6.7%	120
Distribution	11.6%	12.0%	(40)
Administrative	5.2%	4.7%	50
Operating income	2.8%	2.7%	10
Earnings before income taxes	2.8%	2.6%	20
Net earnings	2.1%	1.9%	20

Net Sales

Net sales decreased $3.0 million, or 0.9%, to $348.3 million for the three months ended December 30, 2023. Declines in consumer traffic and consumption at many of our customers impacted our sales in the current fiscal quarter, compared with prior year. Revenue declines were seen in our Food Service segment, which were partially offset by increases seen in our Retail Supermarket and Frozen Beverages segments.

Gross Profit

Gross Profit increased by $3.7 million, or 4.1%, to $94.6 million for the three months ended December 30, 2023. As a percentage of sales, gross profit increased from 25.9% to 27.2%. This increase reflected the improved product mix, aligned pricing, productivity improvements, as well as the stabilization of inflationary pressures across the majority of our business. The cost of key ingredients including flour, oils, dairy and eggs have declined, though double-digit inflationary increases were seen in sugar/sweeteners, mixes, chocolates and meats.

Operating Expenses

Operating Expenses increased $3.4 million, or 4.1%, to $84.9 million for the three months ended December 30, 2023. As a percentage of sales, operating expenses increased from 23.2% to 24.4%. As a percentage of sales, distribution expenses decreased from 12.0% to 11.6%, with the decrease largely driven by an improved inflationary environment and the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain. As a percentage of sales, marketing expenses increased from 6.7% to 7.9%, with the increase driven by the added promotional and marketing spend to support our core brands and new product launches, as well as higher trade show costs. As a percentage of sales, general and administrative expenses increased from 4.7% to 5.2% with the increase attributable to the investment in incremental resources, as well as costs incurred in the hosting of the Company’s National Sales meeting for the first time since the COVID-19 pandemic.

Other Income and Expense

Investment income increased $0.7 million to $0.8 million for the three months ended December 30, 2023. The increase was primary due to the improving interest rate environment. Interest expense decreased by $0.5 million for the three months ended December 30, 2023 due to the significant decrease in the Company’s average outstanding borrowings on the Amended Credit Agreement for the three months ended December 30, 2023, as compared to the prior year period.

Income Tax Expense

Income tax expense increased by $0.3 million, or 13.2%, to $2.6 million for the three months ended December 30, 2023. The effective tax rate was 26.6% for the three months ended December 30, 2023 as compared with 26.0% in the prior year period.

Net Earnings

Net earnings increased by $0.6 million, or 9.8%, to $7.3 million for the three months ended December 30, 2023, due to the aforementioned items.

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

	Three months ended
	December 30,	December 24,
	2023	2022	% Change
	(in thousands)
Net Sales
Food Service	$228,609	$238,297	(4.1)%
Retail Supermarket	43,759	43,073	1.6%
Frozen Beverages	75,940	69,973	8.5%
Total Sales	$348,308	$351,343	(0.9)%

	Three months ended
	December 30,	December 24,
	2023	2022	% Change
	(in thousands)
Operating Income
Food Service	$6,016	$6,387	(5.8)%
Retail Supermarket	452	1,111	(59.3)%
Frozen Beverages	3,215	1,830	75.7%
Total Operating Income	$9,683	$9,328	3.8%

Food Service Segment Results

	Three months ended
	December 30,	December 24,
	2023	2022	% Change
	(in thousands)

Food Service Sales to External Customers
Soft pretzels	$50,128	$52,223	(4.0)%
Frozen novelties	21,050	21,765	(3.3)%
Churros	28,061	25,757	8.9%
Handhelds	22,047	23,572	(6.5)%
Bakery	101,982	108,948	(6.4)%
Other	5,341	6,032	(11.5)%
Total Food Service	$228,609	$238,297	(4.1)%

Food Service Operating Income	$6,016	$6,387	(5.8)%

Sales to food service customers decreased $9.7 million, or 4.1%, to $228.6 million for the three months ended December 30, 2023. Soft pretzels sales to food service customers decreased 4.0% to $50.1 million, with the decrease largely attributable to volume decreases driven by consumer pressures. Frozen novelties sales decreased 3.3% to $21.1 million with a slight increase in Dippin’ Dots sales more than offset by some volume decreases seen within the category. Churro sales increased 8.9% to $28.1 million with the increase largely driven by the volume increases seen within the category. Sales of bakery products decreased by 6.4% to $102.0 million, with the decrease primarily driven by reduced purchases from grocery in-store bakeries which faced a more challenging consumer environment. Sales of handhelds decreased 6.5% to $22.0 million, with the decrease entirely attributable to pricing declines related to the contractual pricing true-up of costing on certain raw material ingredients, and somewhat offset by volume increases seen on our core handhelds.

Sales of new products in the first twelve months since their introduction were approximately $3.6 million in the three months ended December 30, 2023. Price increases had a minimal impact on Food Service sales in the quarter, with the decreases in segment sales primarily due to some volume declines seen in certain product categories as noted above.

Operating income in our Food Service segment decreased $0.4 million to $6.0 million, for the three months ended December 30, 2023, which reflected the impact of the lower comparative sales in the quarter and the incremental costs incurred with the opening of a regional distribution center.

Retail Supermarket Segment Results

	Three months ended
	December 30,	December 24,
	2023	2022	% Change
	(in thousands)

Retail Supermarket Sales to External Customers
Soft pretzels	$18,447	$14,485	27.4%
Frozen novelties	12,861	17,969	(28.4)%
Biscuits	7,032	7,913	(11.1)%
Handhelds	5,510	2,892	90.5%
Coupon redemption	(332)	(176)	88.6%
Other	241	(10)	2510.0%
Total Retail Supermarket	$43,759	$43,073	1.6%

Retail Supermarket Operating Income	$452	$1,111	(59.3)%

Sales of products to retail customers increased $0.7 million, or 1.6%, to $43.8 million for the three months ended December 30, 2023. Soft pretzel sales increased 27.4% to $18.4 million with the increase primarily driven by the incremental distribution of our core soft pretzel brands. Frozen novelties sales decreased 28.4% to $12.9 million with the decrease primarily tied to volume decrease seen amongst the majority of our retail frozen novelty brands. Biscuit sales decreased 11.1% to $7.0 million, and handheld sales increased 90.5% to $5.5 million, with the increase in handheld sales primarily attributable to growth with a major retail customer. Sales of new products in retail supermarkets were minimal in the quarter. Price increases had a minimal impact on retail supermarket sales in the quarter.

Operating income in our Retail Supermarkets segment decreased $0.7 million in the quarter to $0.5 million with the decrease primary driven by a shift in product mix and the incremental costs incurred with the opening of a regional distribution center.

Frozen Beverages Segment Results

	Three months ended
	December 30,	December 24,
	2023	2022	% Change
	(in thousands)

Frozen Beverages
Beverages	$41,950	$38,659	8.5%
Repair and maintenance service	24,559	23,827	3.1%
Machines revenue	8,889	7,011	26.8%
Other	542	476	13.9%
Total Frozen Beverages	$75,940	$69,973	8.5%

Frozen Beverages Operating Income	$3,215	$1,830	75.7%

Frozen beverage and related product sales increased $6.0 million, or 8.5%, in the three months ended December 30, 2023. Beverage sales increased 8.5% to $42.0 million. Gallon sales were down approximately 1% for the three months ended December 30, 2023, Service revenue increased 3.1% to $24.6 million reflecting strong maintenance call volumes. Machine revenue (primarily sales of frozen beverage machines) increased 26.8% to $8.9 million driven by strong growth from new clients and convenience customers.

Operating income in our Frozen Beverage segment increased $1.4 million in the quarter to $3.2 million as strong sales drove leverage across the business.

Liquidity and Capital Resources

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity, our current cash and cash equivalent balances is sufficient to satisfy our cash requirements over the next twelve months and beyond, as well as to fund future growth and expansion.

	Three months ended
	December 30,	December 24,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net earnings	$7,282	$6,633
Non-cash items in net income:
Depreciation of fixed assets	15,176	13,476
Amortization of intangibles and deferred costs	1,616	1,705
Gains from disposals of property & equipment	(23)	(711)
Share-based compensation	1,480	1,239
Deferred income taxes	(192)	(526)
Loss on marketable securities	-	37
Other	157	(18)
Changes in assets and liabilities, net of effects from purchase of companies	23,457	(425)
Net cash provided by operating activities	$48,953	$21,410

●	The increase in depreciation of fixed assets over prior year period was largely due to prior year purchases of property, plant, and equipment.

●	Cash flows associated with changes in assets and liabilities were a net inflow in the three months ended December 30, 2023, and were driven primarily by a decrease in accounts receivable of $32.4 million offset slightly by a decrease in accounts payable and accrued liabilities of $10.6 million. In the prior year period, the slight net outflow was primarily attributable to largely offsetting decreases in accounts receivable of $21.2 million and in accounts payable and accrued liabilities of $21.7 million.

	Three months ended
	December 30,	December 24,
	2023	2022
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	(19,930)	(30,910)
Proceeds from redemption and sales of marketable securities	-	3,300
Proceeds from disposal of property and equipment	82	729
Net cash used in investing activities	$(19,848)	$(26,881)

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The decrease over prior year period was primarily due to the higher rate of strategic spending in the prior year period for new lines at various plants aimed at increasing capacity.

●

The decrease in proceeds from redemption and sales of marketable securities from prior year period was due to a strategic decision in prior years to no longer re-invest redeemed proceeds into marketable securities given the low interest rate environment that existed in those years.

	Three months ended
	December 30,	December 24,
	2023	2022
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	4,481	1,285
Borrowings under credit facility	15,000	72,000
Repayment of borrowings under credit facility	(35,000)	(35,000)
Payments on finance lease obligations	(85)	(39)
Payment of cash dividends	(14,209)	(13,453)
Net cash provided by (used in) financing activities	$(29,813)	$24,793

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs. The decrease in borrowings from prior year was due to the Company’s increase in cash provided by operations, which lowered its borrowing needs in the three months ended December 30, 2023.

●	The increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2023.

Liquidity

As of December 30, 2023, we had $50.0 million of Cash and Cash Equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 30, 2023, the Company is in compliance with all financial covenants of the Credit Agreement.

As of December 30, 2023, we had $7.0 million of outstanding borrowings drawn on the Amended Credit Agreement. As of December 30, 2023, we had $208.2 million of additional borrowing capacity, after giving effect to the $9.8 million of letters of credit outstanding.

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments and Estimates, in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on November 28, 2023.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in its 2023 annual report on Form 10-K filed with the SEC.

Item 4.	Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 30, 2023, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims that arise from our business. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that any such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended September 30, 2023. The risks identified in that report have not changed in any material respect.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

In October 2023, we withheld 129 shares to cover taxes associated with the vesting of certain restricted stock units held by officers and employees. In November 2023, we withheld 1,721 shares to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

Item 6.         Exhibits

Exhibit No.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 30, 2023, formatted in XBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: February 7, 2024	/s/ Dan Fachner
Dan Fachner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 7, 2024	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial
Officer
(Principal Financial Officer)
(Principal Accounting Officer)