Form 10-Q
period 2024-03-30
J&J SNACK FOODS CORP
filed 2024-05-08
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 30, 2024

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

☐         Yes                                                ☒         No

At May 3, 2024 there were 19,386,215 shares of the Registrant’s Common Stock outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 30, 2024	September 30,
	(unaudited)	2023
Assets
Current assets
Cash and cash equivalents	$43,645	$49,581
Accounts receivable, net	178,312	198,129
Inventories	188,709	171,539
Prepaid expenses and other	9,944	10,963
Total current assets	420,610	430,212

Property, plant and equipment, at cost
Land	3,684	3,684
Buildings	50,075	45,538
Plant machinery and equipment	470,836	445,299
Marketing equipment	310,799	296,482
Transportation equipment	15,078	14,367
Office equipment	48,265	47,393
Improvements	64,823	51,319
Construction in progress	30,346	56,116
Total Property, plant and equipment, at cost	993,906	960,198
Less accumulated depreciation and amortization	601,876	574,295
Property, plant and equipment, net	392,030	385,903

Other assets
Goodwill	185,070	185,070
Other intangible assets, net	180,298	183,529
Operating lease right-of-use assets	154,104	88,868
Other	3,494	3,654
Total other assets	522,966	461,121
Total Assets	$1,335,606	$1,277,236

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$170	$201
Accounts payable	95,844	90,758
Accrued insurance liability	16,980	15,743
Accrued liabilities	8,955	14,214
Current operating lease liabilities	19,179	16,478
Accrued compensation expense	19,218	23,341
Dividends payable	14,249	14,209
Total current liabilities	174,595	174,944

Long-term debt	17,000	27,000
Noncurrent finance lease liabilities	506	600
Noncurrent operating lease liabilities	141,726	77,631
Deferred income taxes	81,665	81,310
Other long-term liabilities	4,462	4,233

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,386,000 and 19,332,000 respectively	124,280	114,556
Accumulated other comprehensive loss	(7,883)	(10,166)
Retained Earnings	799,255	807,128
Total stockholders' equity	915,652	911,518
Total Liabilities and Stockholders' Equity	$1,335,606	$1,277,236

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023

Net sales	$359,734	$337,854	$708,042	$689,197

Cost of goods sold	251,491	247,470	505,214	507,958
Gross profit	108,243	90,384	202,828	181,239

Operating expenses
Marketing	27,650	24,017	55,122	47,716
Distribution	44,249	38,188	84,552	80,237
Administrative	18,521	17,919	36,720	34,310
Other general expense	(81)	67	(1,153)	(545)
Total operating expenses	90,339	80,191	175,241	161,718

Operating income	17,904	10,193	27,587	19,521

Other income (expense)
Investment income	684	401	1,482	1,086
Interest expense	(429)	(1,334)	(989)	(2,383)

Earnings before income taxes	18,159	9,260	28,080	18,224

Income tax expense	4,830	2,389	7,469	4,720

NET EARNINGS	$13,329	$6,871	$20,611	$13,504

Earnings per diluted share	$0.69	$0.36	$1.06	$0.70

Weighted average number of diluted shares	19,418	19,295	19,411	19,285

Earnings per basic share	$0.69	$0.36	$1.06	$0.70

Weighted average number of basic shares	19,380	19,238	19,362	19,230

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023

Net earnings	$13,329	$6,871	$20,611	$13,504

Foreign currency translation adjustments	348	1,068	2,283	1,939
Total other comprehensive income, net of tax	348	1,068	2,283	1,939

Comprehensive income	$13,677	$7,939	$22,894	$15,443

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited) (in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518

Issuance of common stock upon exercise of stock options	35	4,481	-	-	4,481
Foreign currency translation adjustment	-	-	1,935	-	1,935
Dividends declared	-	-	-	(14,235)	(14,235)
Share-based compensation	-	1,480	-	-	1,480
Net earnings	-	-	-	7,282	7,282
Balance at December 30, 2023	19,367	$120,517	$(8,231)	$800,175	$912,461

Issuance of common stock upon exercise of stock options	9	715	-	-	715
Issuance of common stock for employee stock purchase plan	10	1,320	-	-	1,320
Foreign currency translation adjustment	-	-	348	-	348
Dividends declared	-	-	-	(14,249)	(14,249)
Share-based compensation	-	1,728	-	-	1,728
Net earnings	-	-	-	13,329	13,329
Balance at March 30, 2024	19,386	$124,280	$(7,883)	$799,255	$915,652

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

Issuance of common stock upon exercise of stock options	10	1,285	-	-	1,285
Foreign currency translation adjustment	-	-	871	-	871
Dividends declared	-	-	-	(13,461)	(13,461)
Share-based compensation	-	1,239	-	-	1,239
Net earnings	-	-	-		6,633
Balance at December 24, 2022	19,229	$96,550	$(12,842)	$776,028	$859,736

Issuance of common stock upon exercise of stock options	14	1,713	-	-	1,713
Issuance of common stock for employee stock purchase plan	9	1,061	-	-	1,061
Foreign currency translation adjustment	-	-	1,068	-	1,068
Dividends declared	-	-	-	(13,475)	(13,475)
Share-based compensation	-	1,313	-	-	1,313
Net earnings	-	-	-	6,871	6,871
Balance at March 25, 2023	19,252	$100,637	$(11,774)	$769,424	$858,287

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six months ended
	March 30,	March 25,
	2024	2023
Operating activities:
Net earnings	$20,611	$13,504
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	30,960	27,236
Amortization of intangibles and deferred costs	3,232	3,385
(Gain) loss from disposals of property & equipment	(17)	(354)
Share-based compensation	3,208	2,552
Deferred income taxes	377	(787)
(Gain) loss on marketable securities	-	(22)
Other	160	(255)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	20,110	10,541
(Increase) Decrease in inventories	(17,027)	823
Decrease in prepaid expenses	1,046	4,787
(Decrease) in accounts payable and accrued liabilities	(962)	(25,739)
Net cash provided by operating activities	61,698	35,671

Investing activities:
Purchases of property, plant and equipment	(36,626)	(49,124)
Proceeds from redemption and sales of marketable securities	-	5,300
Proceeds from disposal of property and equipment	152	797
Net cash used in investing activities	(36,474)	(43,027)

Financing activities:
Proceeds from issuance of stock	6,516	4,059
Borrowings under credit facility	35,000	92,000
Repayment of borrowings under credit facility	(45,000)	(55,000)
Payments on finance lease obligations	(110)	(71)
Payment of cash dividend	(28,444)	(26,914)
Net cash provided by (used in) financing activities	(32,038)	14,074

Effect of exchange rates on cash and cash equivalents	878	1,384

Net increase (decrease) in cash and cash equivalents	(5,936)	8,102
Cash and cash equivalents at beginning of period	49,581	35,181
Cash and cash equivalents at end of period	$43,645	$43,283

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

The results of operations for the three and six months ended March 30, 2024 and March 25, 2023 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $21.9 million at March 30, 2024 and $18.9 million at September 30, 2023.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended		Six months ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Beginning balance	$4,935	$4,767	$5,306	$4,926
Additions to contract liability	1,645	1,527	3,045	2,917
Amounts recognized as revenue	(1,831)	(1,465)	(3,602)	(3,014)
Ending balance	$4,749	$4,829	$4,749	$4,829

Disaggregation of Revenue

See Note 10 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.6 million and $3.2 million on March 30, 2024 and September 30, 2023, respectively.

Note 3	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements and technology arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $15.8 million and $13.8 million for the three months ended March 30, 2024 and March 25, 2023, respectively and $31.0 million and $27.2 million for the six months ended March 30, 2024 and March 25, 2023, respectively.

Note 4	Earnings per Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options and service share units (“RSU”)’s) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three months ended March 30, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$13,329	19,380	$0.69

Effect of dilutive securities
RSU's and options	-	38	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$13,329	19,418	$0.69

213,851 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 30, 2024.

	Six months ended March 30, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$20,611	19,362	$1.06

Effect of dilutive securities
RSU's and options	-	49	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$20,611	19,411	$1.06

214,932 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 30, 2024.

	Three months ended March 25, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$6,871	19,238	$0.36

Effect of dilutive securities
RSU's and options	-	57	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$6,871	19,295	$0.36

381,735 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 25, 2023.

	Six months ended March 25, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$13,504	19,230	$0.70

Effect of dilutive securities
RSU's and options	-	55	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$13,504	19,285	$0.70

386,510 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 25, 2023.

Note 5	Share-Based Compensation and Post-Retirement Benefits

At March 30, 2024, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Six months ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Stock options	$364	$559	$727	$1,179
Stock purchase plan	139	197	238	424
Stock issued to outside directors	34	27	74	27
Service share units issued to employees	444	193	826	374
Performance share units issued to employees	372	171	647	243
Total share-based compensation	$1,353	$1,147	$2,512	$2,247

The above compensation is net of tax benefits	$375	$166	$696	$305

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

The Company did not grant any stock options during the six months ended March 30, 2024 or during the six months ended March 25, 2023.

During the three and six months ended March 30, 2024, the Company issued 1,795 and 11,546 service share units (“RSU”)’s, respectively. During the six months ended March 25, 2023, the Company issued 9,900 RSU’s. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in the three months ended March 25, 2023.

During the three and six months ended March 30, 2024, the Company also issued 1,795 and 11,538 performance share units (“PSU”)’s, respectively. During the six months ended March 25, 2023, the Company issued 18,641 PSU’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. No such PSU’s were issued in the three months ended March 25, 2023.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both March 30, 2024 and September 30, 2023, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 30, 2024 and September 30, 2023, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate was 26.6% for the three months ended March 30, 2024, as compared with 25.8% in the prior year period.

Our effective tax rate was 26.6% for the six months ended March 30, 2024, as compared with 25.9% in the prior year period.

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

In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules will require disclosure of, amongst other things, material climate-related risks, how the board of directors and management oversee such risks, and the actual and potential material impacts of such risks. The rules also require disclosure around material climate-related targets and goals, Scope 1 and Scope 2 green-house gas emissions, and the financial impacts of severe weather events and other natural conditions. If the rules are ultimately implemented, their adoption will be phased, and accordingly, we would be required to begin to make certain disclosures for our annual period ending September 26, 2026, applied prospectively. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 30, 2024, the Company is in compliance with all financial covenant terms of the Credit Agreement.

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

As of March 30, 2024, $17.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.94%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of March 30, 2024, the amount available under the Amended Credit Agreement was $198.2 million, after giving effect to the outstanding letters of credit. As of September 30, 2023, $27.0 million was outstanding under the Credit Agreement. As of September 30, 2023, the amount available under the Amended Agreement was $188.2 million, after giving effect to the outstanding letters of credit.

Note 9	Inventory

Inventories consist of the following:

	March 30,	September 30,
	2024	2023
	(unaudited)
	(in thousands)

Finished goods	$100,638	$86,472
Raw materials	31,001	30,537
Packaging materials	13,675	12,484
Equipment parts and other	43,395	42,046
Total inventories	$188,709	$171,539

Note 10	Segment Information

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

	Three months ended		Six months ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$54,328	$55,492	$104,456	$107,715
Frozen novelties	27,713	26,607	48,763	48,372
Churros	30,825	24,920	58,886	50,677
Handhelds	19,504	20,309	41,551	43,881
Bakery	91,907	85,300	193,889	194,248
Other	5,713	5,653	11,054	11,685
Total Food Service	$229,990	$218,281	$458,599	$456,578

Retail Supermarket
Soft pretzels	$16,453	$16,013	$34,900	$30,498
Frozen novelties	23,676	20,770	36,537	38,739
Biscuits	6,207	5,858	13,239	13,771
Handhelds	7,194	4,099	12,704	6,991
Coupon redemption	(769)	(375)	(1,101)	(551)
Other	129	(5)	370	(15)
Total Retail Supermarket	$52,890	$46,360	$96,649	$89,433

Frozen Beverages
Beverages	$44,666	$41,799	$86,616	$80,458
Repair and maintenance service	23,231	22,585	47,790	46,412
Machines revenue	8,221	8,252	17,110	15,263
Other	736	577	1,278	1,053
Total Frozen Beverages	$76,854	$73,213	$152,794	$143,186

Consolidated sales	$359,734	$337,854	$708,042	$689,197

Depreciation and amortization:
Food Service	$11,173	$9,597	$21,846	$19,055
Retail Supermarket	525	492	1,052	883
Frozen Beverages	5,702	5,351	11,294	10,683
Total depreciation and amortization	$17,400	$15,440	$34,192	$30,621

Operating Income:
Food Service	$7,931	$5,133	$13,947	$11,520
Retail Supermarket	5,110	487	5,562	1,598
Frozen Beverages	4,863	4,573	8,078	6,403
Total operating income	$17,904	$10,193	$27,587	$19,521

Capital expenditures:
Food Service	$9,364	$13,744	$21,229	$38,606
Retail Supermarket	-	105	2	1,479
Frozen Beverages	7,332	4,365	15,395	9,039
Total capital expenditures	$16,696	$18,214	$36,626	$49,124

Assets:
Food Service	$963,870	$910,573	$963,870	$910,573
Retail Supermarket	36,650	12,162	36,650	12,162
Frozen Beverages	335,086	302,222	335,086	302,222
Total assets	$1,335,606	$1,224,957	$1,335,606	$1,224,957

Note 11	Goodwill and Intangible Assets

Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of March 30, 2024 and September 30, 2023 are as follows:

	March 30, 2024		September 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$84,194	$-	$84,194	$-

Amortized intangible assets
Franchise agreements	8,500	1,488	8,500	1,063
Customer relationships	22,900	11,224	22,900	10,080
Technology	23,110	4,024	23,110	2,879
License and rights	1,690	1,608	1,690	1,565
TOTAL FOOD SERVICE	$140,394	$18,344	$140,394	$15,587

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

Amortized intangible Assets
Customer relationships	7,687	7,623	7,687	7,256
TOTAL RETAIL SUPERMARKETS	$19,625	$7,623	$19,625	$7,256

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	761	1,439	689
Licenses and rights	1,400	1,247	1,400	1,212
TOTAL FROZEN BEVERAGES	$48,254	$2,008	$48,254	$1,901

CONSOLIDATED	$208,273	$27,975	$208,273	$24,744

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 30, 2024 and March 25, 2023 was $1.6 million and $1.7 million, respectively. Aggregate amortization expense of intangible assets for the six months ended March 30, 2024 and March 25, 2023 was $3.2 million and $3.4 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3.1 million in 2024 (excluding the six months ended March 30, 2024), $5.6 million in 2025 and 2026, $4.6 million in 2027, and $4.2 million in 2028.

The weighted amortization period of the intangible assets, in total, is 10.4 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
		(in thousands)

March 30, 2024	$124,426	$4,146	$56,498	$185,070

September 30, 2023	$124,426	$4,146	$56,498	$185,070

Note 12	Investments

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

As of March 30, 2024, and September 30, 2023, the Company held no held to maturity investment securities or marketable securities available for sale.

As of March 30, 2024, and September 30, 2023, the Company held no mutual fund, preferred stock, or held to maturity investments. However, during the six months ended March 25, 2023, the Company held mutual funds which sought current income with an emphasis on maintaining low volatility and overall moderate duration, the Company held investments in Fixed-to-Floating Perpetual Preferred Stock which generated income to call dates in 2025, and the Company held corporate bonds which generated fixed income to a maturity dates in 2023.

There were no proceeds from the redemption and sale of marketable securities in the three or six months ended March 30, 2024. Proceeds from the redemption and sale of marketable securities were $2.0 million and $5.3 million in the three and six months ended March 25, 2023, respectively. No gains or losses were recorded in the three or six months ended March 30, 2024. Gains of $59,000 and $22,000 were recorded in the three and six months ended March 25, 2023, which included unrealized gains of $59,000 and $19,000, respectively.

Note 13	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended	Six months ended
	March 30, 2024	March 30, 2024
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning balance	$(8,231)	$(10,166)

Other comprehensive income	348	2,283
Ending balance	$(7,883)	$(7,883)

	Three months ended	Six months ended
	March 25, 2023	March 25, 2023
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning balance	$(12,842)	$(13,713)

Other comprehensive income	1,068	1,939
Ending balance	$(11,774)	$(11,774)

Note 14	Leases

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

As of March 30, 2024, the weighted-average discount rate of our operating and finance leases was 5.4% and 3.9%, respectively. As of September 30, 2023, the weighted-average discount rate of our operating and finance leases was 4.4% and 3.9%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Operating lease cost in Cost of goods sold and Operating Expenses	$7,101	$3,778	$12,995	$7,750
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$53	$22	$106	$56
Interest on lease liabilities in Interest expense & other	7	2	15	4
Total finance lease cost	$60	$24	$121	$60
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-	-	-
Total net lease cost	$7,161	$3,802	$13,116	$7,810

Supplemental balance sheet information related to leases is as follows:

	March 30, 2024	September 30, 2023
Operating Leases
Operating lease right-of-use assets	$154,104	$88,868

Current operating lease liabilities	$19,179	$16,478
Noncurrent operating lease liabilities	141,726	77,631
Total operating lease liabilities	$160,905	$94,109

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$776	$789

Current finance lease liabilities	$170	$201
Noncurrent finance lease liabilities	506	600
Total finance lease liabilities	$676	$801

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,722	$3,861	$11,694	$7,779
Operating cash flows from finance leases	$7	$2	$15	$4
Financing cash flows from finance leases	$25	$32	$110	$71

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$25,567	$3,821	$75,421	$6,497
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of March 30, 2024, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Six months ending September 28, 2024	$13,595	$116
2025	23,889	189
2026	20,722	154
2027	19,824	153
2028	16,682	104
Thereafter	134,027	20
Total minimum payments	228,739	736
Less amount representing interest	(67,834)	(60)
Present value of lease obligations	$160,905	$676

As of March 30, 2024 the weighted-average remaining term of our operating and finance leases was 15.8 years and 3.8 years, respectively.

As of September 30, 2023 the weighted-average remaining term of our operating and finance leases was 10.3 years and 4.2 years, respectively.

Note 15	Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. The Company paid $14.8 million and $29.4 million to NFI in the three and six months ended March 30, 2024 and paid $13.3 million and $27.6 million through the three and six months ended March 25, 2023. Of the amounts paid to NFI, the amount related to transportation management services performed by NFI was $0.2 million and $0.5 million in the three and six months ended March 30, 2024, respectively, and $0.2 million and $0.3 million in the three and six months ended March 25, 2023, respectively. Of the amounts paid to NFI, the amount related to labor management services performed by NFI was $2.2 million and $3.5 million in the three and six months ended March 30, 2024. No labor management services were performed by NFI in the three and six months ended March 25, 2023. The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. As of March 30, 2024 and September 30, 2023, related party trade payables of approximately $4.7 million and $3.4 million, respectively, were recorded as accounts payable.

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. The distribution center will be operated by NFI for the Company, pursuant to a Service Labor Management Agreement. Under the Service Labor Management Agreement, NFI will provide logistics and warehouse management services. NFI will continue to perform transportation-related management services for the Company as well. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of March 30, 2024, $27.9 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $28.2 million was recorded as a non-current operating lease liability. As of September 30, 2023, $28.4 million was recorded as an operating right-of-use asset, $0.5 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. Lease payments totaling $0.4 and $0.9 million were made to NFI during the three and six-month periods ended March 30, 2024.

In October 2023 and February 2024, the Company began leasing regional distribution centers in Woolwich Township, New Jersey, and Glendale, Arizona, respectively. The distribution centers are operated by NFI for the Company, pursuant to the Service Labor Management Agreement noted in the paragraph above.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

Note 16	Subsequent Events

Events occurring after March 30, 2024, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included, and are as follows:

On April 8, 2024, the Company acquired the Thinsters cookie business from Hain Celestial Group for approximately $7.7 million in cash, subject to certain adjustments. Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, and other disclosures.

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

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to revise, update, add or to otherwise correct, any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Business Overview

The Company manufactures and sells snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels, frozen novelties, churros and bakery products. We believe we are the largest manufacturer of soft pretzels in the United States. Other snack food products include donuts, cookies, funnel cake and handheld products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage. The Company’s Food Service and Frozen Beverage sales are made principally to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theaters; independent retailers; and schools, colleges and other institutions. The Company’s Retail Supermarket customers are primarily supermarket chains.

RESULTS OF OPERATIONS – Three and six months ended March 30, 2024

The following discussion provides a review of results for the three and six months ended March 30, 2024 as compared with the three and six months ended March 25, 2023.

Summary of Results	Three months ended			Six months ended
	March 30,	March 25,		March 30,	March 25,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Net sales	$359,734	$337,854	6.5%	$708,042	$689,197	2.7%

Cost of goods sold	251,491	247,470	1.6%	505,214	507,958	(0.5)%
Gross profit	108,243	90,384	19.8%	202,828	181,239	11.9%

Operating expenses
Marketing	27,650	24,017	15.1%	55,122	47,716	15.5%
Distribution	44,249	38,188	15.9%	84,552	80,237	5.4%
Administrative	18,521	17,919	3.4%	36,720	34,310	7.0%
Other general expense (income)	(81)	67	(220.9)%	(1,153)	(545)	111.6%
Total operating expenses	90,339	80,191	12.7%	175,241	161,718	8.4%

Operating income	17,904	10,193	75.6%	27,587	19,521	41.3%

Other income (expense)
Investment income	684	401	70.6%	1,482	1,086	36.5%
Interest expense	(429)	(1,334)	(67.8)%	(989)	(2,383)	(58.5)%

Earnings before income taxes	18,159	9,260	96.1%	28,080	18,224	54.1%

Income tax expense	4,830	2,389	102.2%	7,469	4,720	58.2%

NET EARNINGS	$13,329	$6,871	94.0%	$20,611	$13,504	52.6%

Comparisons as a Percentage of Net Sales	Three months ended			Six months ended
	March 30,	March 25,	Basis Pt	March 30,	March 25,	Basis Pt
	2024	2023	Chg	2024	2023	Chg
Gross profit	30.1%	26.8%	330	28.6%	26.3%	230
Marketing	7.7%	7.1%	60	7.8%	6.9%	90
Distribution	12.3%	11.3%	100	11.9%	11.6%	30
Administrative	5.1%	5.3%	(20)	5.2%	5.0%	20
Operating income	5.0%	3.0%	200	3.9%	2.8%	110
Earnings before income taxes	5.0%	2.7%	230	4.0%	2.6%	140
Net earnings	3.7%	2.0%	170	2.9%	2.0%	90

Net Sales

Net sales increased by $21.9 million, or 6.5%, to $359.7 million for the three months ended March 30, 2024. Net sales increased by $18.8 million, or 2.7%, to $708.0 million for the six months ended March 30, 2024. Organic sales growth, across both the three months and six months ended March 30, 2024, was driven by growth across all three of the Company’s business segments.

Gross Profit

Gross Profit increased by $17.9 million, or 19.8%, to $108.2 million for the three months ended March 30, 2024. As a percentage of sales, gross profit increased from 26.8% to 30.1%. This increase reflected the impact of improved product and pricing mix along with ongoing productivity improvements and a stabilization of inflationary pressures across the majority of our input costs. Deflationary costs were seen in certain raw materials during the quarter, led by flour, oils, dairy and eggs, with this benefit being somewhat offset by double digit inflationary increases seen in chocolates, and to a lessor extent, inflationary increases seen in sugars/sweeteners, mixes, and meats.

Gross Profit increased by $21.6 million, or 11.9%, to $202.8 million for the six months ended March 30, 2024. As a percentage of sales, gross profit increased from 26.3% to 28.6%. This increase reflected the impact of improved product and pricing mix along with ongoing productivity improvements and a stabilization of inflationary pressures across the majority of our input costs. Deflationary costs were seen in certain raw materials, led by flour, oils, dairy and eggs, with this benefit being somewhat offset by double digit inflationary increases seen in chocolates, and to a lessor extent, inflationary increases seen in sugars/sweeteners, mixes, and meats.

Operating Expenses

Operating Expenses increased $10.1 million, or 12.7%, to $90.3 million for the three months ended March 30, 2024. As a percentage of sales, operating expenses increased from 23.7% to 25.1%. As a percentage of sales, distribution expenses increased from 11.3% to 12.3%, with the increase largely driven by $2.3 million of one-time transition expenses related to the opening of our regional distribution centers. As a percentage of sales, marketing expenses increased from 7.1% to 7.7%, with the increase largely driven by incremental licensing fees on new churro business and additional strategic promotional and marketing spend to support our core brands and new product launches. As a percentage of sales, general and administrative expenses remained relatively flat, slightly decreasing from 5.3% to 5.1%.

Operating Expenses increased $13.5 million, or 8.4%, to $175.2 million for the six months ended March 30, 2024. As a percentage of sales, operating expenses increased from 23.5% to 24.8%. As a percentage of sales, distribution expenses increased from 11.6% to 11.9%, with the increase largely driven by $4.5 million of one-time transition expenses related to the opening of our regional distribution centers. As a percentage of sales, marketing expenses increased from 6.9% to 7.8% with the increase largely driven by incremental licensing fees on new churro business and additional strategic promotional and marketing spend to support our core brands and new product launches. As a percentage of sales, general and administrative expenses remained relatively flat, slightly increasing from 5.0% to 5.2%.

Other Income and Expense

Investment income increased by $0.3 million to $0.7 million and by $0.4 million to $1.5 million for the three months and six months, ended March 30, 2024, respectively. The increases were primary due to the improving interest rate environment in fiscal 2024.

Interest expense decreased by $0.9 million to $0.4 million and by $1.4 million to $1.0 million for the three months and six months, ended March 30, 2024, respectively, due to the decrease in the Company’s average outstanding borrowings on the Amended Credit Agreement for the three and six month periods ended March 30, 2024, as compared to the prior year periods.

Income Tax Expense

Income tax expense increased by $2.4 million, or 102.2%, to $4.8 million for the three months ended March 30, 2024. The effective tax rate was 26.6% as compared with 25.8% in the prior year period.

Income tax expense increased by $2.7 million, or 58.2%, to $7.5 million for the six months ended March 30, 2024. The effective tax rate was 26.6% as compared with 25.9% in the prior year period.

Net Earnings

Net earnings increased by $6.5 million, or 94.0%, for the three months ended March 30, 2024, due to the aforementioned items.

Net earnings increased by $7.1 million, or 52.6%, for the six months ended March 30, 2024, due to the aforementioned items.

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

	Three months ended			Six months ended
	March 30,	March 25,		March 30,	March 25,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Net sales
Food Service	$229,990	$218,281	5.4%	$458,599	$456,578	0.4%
Retail Supermarket	52,890	46,360	14.1%	96,649	89,433	8.1%
Frozen Beverages	76,854	73,213	5.0%	152,794	143,186	6.7%
Total sales	$359,734	$337,854	6.5%	$708,042	$689,197	2.7%

	Three months ended			Six months ended
	March 30,	March 25,		March 30,	March 25,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Operating Income
Food Service	$7,931	$5,133	54.5%	$13,947	$11,520	21.1%
Retail Supermarket	5,110	487	949.3%	5,562	1,598	248.1%
Frozen Beverages	4,863	4,573	6.3%	8,078	6,403	26.2%
Total operating income	$17,904	$10,193	75.6%	$27,587	$19,521	41.3%

Food Service Segment Results

	Three months ended			Six months ended
	March 30,	March 25,		March 30,	March 25,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Food Service sales to external customers
Soft pretzels	$54,328	$55,492	(2.1)%	$104,456	$107,715	(3.0)%
Frozen novelties	27,713	26,607	4.2%	48,763	48,372	0.8%
Churros	30,825	24,920	23.7%	58,886	50,677	16.2%
Handhelds	19,504	20,309	(4.0)%	41,551	43,881	(5.3)%
Bakery	91,907	85,300	7.7%	193,889	194,248	(0.2)%
Other	5,713	5,653	1.1%	11,054	11,685	(5.4)%
Total Food Service sales	$229,990	$218,281	5.4%	$458,599	$456,578	0.4%

Food Service operating income	$7,931	$5,133	54.5%	$13,947	$11,520	21.1%

Sales to food service customers increased $11.7 million, or 5.4%, to $230.0 million for the three months ended March 30, 2024. Soft pretzels sales to food service customers decreased 2.1% to $54.3 million, with the decrease largely due to soft consumer trends. Frozen novelties sales increased 4.2% to $27.7 million, led by an approximate 5% increase in Dippin’ Dots sales. Churro sales increased 23.7% to $30.8 million with the increase largely driven by new business growth with a major QSR customer. Sales of bakery products increased by 7.7% to $91.9 million with the growth largely attributable to strong unit volume growth in cookies. Sales of handhelds decreased by 4.0% to $19.5 million driven by softer consumer trends, although, volume sales of our core food service handhelds remained strong in the quarter.

Sales of new products in the first twelve months since their introduction were approximately $12.1 million for the three months ended March 30, 2024, driven primarily by the addition of churros to the menu of a major QSR customer. Sales in the quarter benefited minimally from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Food Service segment increased $2.8 million in the quarter to $7.9 million, driven by sales growth as well as improved product mix and gross margin performance.

Sales to food service customers increased $2.0 million, or 0.4%, to $458.6 million for the six months ended March 30, 2024. Soft pretzels sales to food service customers decreased 3.0% to $104.5 million with the decrease largely due to soft consumer trends. Frozen novelties sales increased 0.8% to $48.8 million with the increase driven by an increase in Dippin’ Dots sales mostly offset by some volume decreases seen within the category. Churro sales increased 16.2% to $58.9 million with the increase largely driven by new business growth with a major QSR customer. Sales of bakery products remained relatively flat, decreasing by 0.2% to $193.9 million, with a softer first fiscal quarter mostly offset by category growth seen in the second fiscal quarter that was primarily attributable to unit volume growth in cookies. Sales of handhelds decreased by 5.3% to $41.6 million with some of the decrease attributable to pricing declines related to the contractual pricing true-up of certain raw material ingredients seen in the first fiscal quarter.

Sales of new products in the first twelve months since their introduction were approximately $15.7 million for the six months ended March 30, 2024, driven primarily by the addition of churros to the menu of a major QSR customer. Sales in the six-month period benefited minimally from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Food Service segment increased $2.4 million in the six months ended March 30, 2024, to $13.9 million, driven by sales growth as well as improved product mix and gross margin performance.

Retail Supermarket Segment Results

	Three months ended			Six months ended
	March 30,	March 25,		March 30,	March 25,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Retail Supermarket sales to external customers
Soft pretzels	$16,453	$16,013	2.7%	$34,900	$30,498	14.4%
Frozen novelties	23,676	20,770	14.0%	36,537	38,739	(5.7)%
Biscuits	6,207	5,858	6.0%	13,239	13,771	(3.9)%
Handhelds	7,194	4,099	75.5%	12,704	6,991	81.7%
Coupon redemption	(769)	(375)	105.1%	(1,101)	(551)	99.8%
Other	129	(5)	(2680.0)%	370	(15)	(2566.7)%
Total Retail Supermarket sales	$52,890	$46,360	14.1%	$96,649	$89,433	8.1%

Retail Supermarket operating income	$5,110	$487	949.3%	$5,562	$1,598	248.1%

Sales of products to retail customers increased $6.5 million, or 14.1%, to $52.9 million for the three months ended March 30, 2024. Soft pretzel sales increased 2.7% to $16.5 million with the increase largely attributable to our continued expansion of our core brands into retail. Frozen novelties sales increased 14.0% to $23.7 million, with the increase largely attributable to growth within our Dogsters and ICEE novelties. Biscuit sales increased 6.0% to $6.2 million, and Handheld sales increased 75.5% to $7.2 million with the increase in handheld sales largely driven by expanded placement of product with a major retailer. Sales of new products in retail supermarkets were minimal in the quarter. Sales in the quarter benefited from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Retail Supermarkets segment increased $4.6 million in the quarter to $5.1 million, primarily driven by sales growth as well as improved product mix and gross margin performance.

Sales of products to retail customers increased $7.2 million, or 8.1%, to $96.6 million for the six months ended March 30, 2024. Soft pretzel sales increased 14.4% to $34.9 million with the increase largely attributable to the incremental distribution of our core soft pretzel brands. Frozen novelties sales decreased 5.7% to $36.5 million, with the decrease largely due to the decreases in the majority of our retail frozen novelty brands seen during our first fiscal quarter. Biscuit sales decreased 3.9% to $13.2 million, and handheld sales increased 81.7% to $12.7 million with the increase in handheld sales largely driven by expanded placement of product with a major retailer. Sales of new products in retail supermarkets were minimal in the six months ended March 30, 2024. Sales in the six-month period benefited minimally from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Retail Supermarkets segment increased $4.0 million in the six months ended March 30, 2024 to $5.6 million, primarily driven by sales growth as well as improved product mix and gross margin performance.

Frozen Beverages Segment Results

	Three months ended			Six months ended
	March 30,	March 25,		March 30,	March 25,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Frozen Beverages sales to external customers
Beverages	$44,666	$41,799	6.9%	$86,616	$80,458	7.7%
Repair and maintenance service	23,231	22,585	2.9%	47,790	46,412	3.0%
Machines revenue	8,221	8,252	(0.4)%	17,110	15,263	12.1%
Other	736	577	27.6%	1,278	1,053	21.4%
Total Frozen Beverages sales	$76,854	$73,213	5.0%	$152,794	$143,186	6.7%

Frozen Beverages operating income	$4,863	$4,573	6.3%	$8,078	$6,403	26.2%

Frozen beverage and related product sales increased $3.6 million, or 5.0%, in the three months ended March 30, 2024. Beverage-related sales increased 6.9% to $44.7 million, with the increase driven by consistent consumer trends across most customer channels. Gallon sales were up approximately 1% for the three months ended March 30, 2024. Service revenue increased 2.9% to $23.2 million and machine revenue (primarily sales of frozen beverage machines) remained relatively flat, decreasing by 0.4% to $8.2 million.

Operating income in our Frozen Beverage segment increased $0.3 million in the quarter to $4.9 million, as strong sales drove leverage across the business.

Frozen beverage and related product sales increased $9.6 million, or 6.7% in the six months ended March 30, 2024. Beverage-related sales increased 7.7% to $86.6 million. Gallon sales remained flat for the six months ended March 30, 2024. Service revenue increased 3.0% to $47.8 million. Machine revenue (primarily sales of frozen beverage machines) increased 12.1% to $17.1 million, primarily driven by the strong growth from new clients and convenience customers seen in the first fiscal quarter.

Operating income in our Frozen Beverage segment increased $1.7 million in the six months ended March 30, 2024 to $8.1 million, as strong sales drove leverage across the business.

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

	Six months ended
	March 30,	March 25,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net earnings	$20,611	$13,504
Non-cash items in net income:
Depreciation of fixed assets	30,960	27,236
Amortization of intangibles and deferred costs	3,232	3,385
(Gain) loss from disposals of property & equipment	(17)	(354)
Share-based compensation	3,208	2,552
Deferred income taxes	377	(787)
(Gain) loss on marketable securities	-	(22)
Other	160	(255)
Changes in assets and liabilities, net of effects from purchase of companies	3,167	(9,588)
Net cash provided by operating activities	$61,698	$35,671

●	The increase in depreciation of fixed assets was largely due to prior year purchases of property plant and equipment.

●

The net cash inflow of $3.2 million in cash flows associated with changes in assets and liabilities, net of effects from purchase of companies, in the six months ended March 30, 2024, was primarily driven by a decrease in accounts receivable of $20.1 million, offset by a $17.0 million increase in inventories. In the prior year, the net cash outflow of $9.6 million was primarily driven by a decrease in accounts payable and accrued liabilities of $25.7 million, offset somewhat by a $10.5 million decrease in accounts receivable and a $4.8 million decrease in prepaid expenses.

	Six months ended
	March 30,	March 25,
	2024	2023
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	$(36,626)	$(49,124)
Proceeds from redemption and sales of marketable securities	-	5,300
Proceeds from disposal of property and equipment	152	797
Net cash used in investing activities	$(36,474)	$(43,027)

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

	Six months ended
	March 30,	March 25,
	2024	2023
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	$6,516	$4,059
Borrowings under credit facility	35,000	92,000
Repayment of borrowings under credit facility	(45,000)	(55,000)
Payments on finance lease obligations	(110)	(71)
Payment of cash dividends	(28,444)	(26,914)
Net cash provided by (used in) financing activities	$(32,038)	$14,074

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made in the six months ended March 30, 2024 to primarily fund working capital needs. The decrease in borrowings from prior year was due to the Company’s increase in cash provided by operations, which lowered its borrowing needs in the six months ended March 30, 2024.

●	The increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2023.

Liquidity

As of March 30, 2024, we had $43.6 million of Cash and Cash Equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 30, 2024, the Company is in compliance with all financial covenants of the Credit Agreement.

As of March 30, 2024, $17.0 million was outstanding under the Amended Credit Agreement. As of March 30, 2024, the amount available under the Amended Credit Agreement was $198.2 million, after giving effect to the $9.8 million of letters of credit outstanding.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on November 28, 2023.

Item 4.         Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 30, 2024, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

None.

Item 5.         Other Information

During the three months ended March 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.         Exhibits

Exhibit No.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in XBRL (extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Cash Flows and
(iv)	the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and containing in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: May 8, 2024	/s/ Dan Fachner
Dan Fachner Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2024	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)