Form 10-Q
period 2024-06-29
J&J SNACK FOODS CORP
filed 2024-08-07
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 29, 2024

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

☐      Yes                                             ☒         No

At August 2, 2024 there were 19,423,721 shares of the Registrant’s Common Stock outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 29,
	2024	September 30,
	(unaudited)	2023
Assets
Current assets
Cash and cash equivalents	$64,047	$49,581
Accounts receivable, net	208,665	198,129
Inventories	179,696	171,539
Prepaid expenses and other	8,736	10,963
Total current assets	461,144	430,212

Property, plant and equipment, at cost
Land	3,684	3,684
Buildings	54,996	45,538
Plant machinery and equipment	471,235	445,299
Marketing equipment	313,103	296,482
Transportation equipment	15,737	14,367
Office equipment	48,454	47,393
Improvements	67,565	51,319
Construction in progress	28,986	56,116
Total Property, plant and equipment, at cost	1,003,760	960,198
Less accumulated depreciation and amortization	609,601	574,295
Property, plant and equipment, net	394,159	385,903

Other assets
Goodwill	185,070	185,070
Other intangible assets, net	184,203	183,529
Operating lease right-of-use assets	152,712	88,868
Other	3,387	3,654
Total other assets	525,372	461,121
Total Assets	$1,380,675	$1,277,236

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$221	$201
Accounts payable	108,642	90,758
Accrued insurance liability	18,084	15,743
Accrued liabilities	20,956	14,214
Current operating lease liabilities	19,104	16,478
Accrued compensation expense	21,919	23,341
Dividends payable	14,264	14,209
Total current liabilities	203,190	174,944

Long-term debt	12,000	27,000
Noncurrent finance lease liabilities	441	600
Noncurrent operating lease liabilities	140,724	77,631
Deferred income taxes	81,652	81,310
Other long-term liabilities	4,752	4,233

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,408,000 and 19,332,000 respectively	129,054	114,556
Accumulated other comprehensive loss	(12,429)	(10,166)
Retained Earnings	821,291	807,128
Total stockholders' equity	937,916	911,518
Total Liabilities and Stockholders' Equity	$1,380,675	$1,277,236

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023

Net sales	$439,957	$425,769	$1,147,999	$1,114,966

Cost of goods sold	292,191	282,887	797,405	790,845
Gross profit	147,766	142,882	350,594	324,121

Operating expenses
Marketing	32,598	31,308	87,720	79,024
Distribution	45,074	44,485	129,626	124,722
Administrative	19,880	18,740	56,600	53,050
Other general expense (income)	98	55	(1,055)	(490)
Total operating expenses	97,650	94,588	272,891	256,306

Operating income	50,116	48,294	77,703	67,815

Other income (expense)
Investment income	783	633	2,265	1,719
Interest expense	(543)	(1,314)	(1,532)	(3,697)

Earnings before income taxes	50,356	47,613	78,436	65,837

Income tax expense	14,057	12,632	21,526	17,352

NET EARNINGS	$36,299	$34,981	$56,910	$48,485

Earnings per diluted share	$1.87	$1.81	$2.93	$2.51

Weighted average number of diluted shares	19,456	19,327	19,423	19,299

Earnings per basic share	$1.87	$1.82	$2.94	$2.52

Weighted average number of basic shares	19,396	19,257	19,373	19,239

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023

Net earnings	$36,299	$34,981	$56,910	$48,485

Foreign currency translation adjustments	(4,546)	2,775	(2,263)	4,714
Total other comprehensive (loss) income, net of tax	(4,546)	2,775	(2,263)	4,714

Comprehensive income	$31,753	$37,756	$54,647	$53,199

The accompanying notes are an integral part of these statements.

J & J Snack Foods Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518

Common Stock issued in connection with employee and director plans, net of tax withheld	35	4,481	-	-	4,481
Foreign currency translation adjustment	-	-	1,935	-	1,935
Dividends declared	-	-	-	(14,235)	(14,235)
Share-based compensation	-	1,480	-	-	1,480
Net earnings	-	-	-	7,282	7,282
Balance at December 30, 2023	19,367	$120,517	$(8,231)	$800,175	$912,461

Common Stock issued in connection with employee and director plans, net of tax withheld	9	715	-	-	715
Issuance of common stock for employee stock purchase plan	10	1,320	-	-	1,320
Foreign currency translation adjustment	-	-	348	-	348
Dividends declared	-	-	-	(14,249)	(14,249)
Share-based compensation	-	1,728	-	-	1,728
Net earnings	-	-	-	13,329	13,329
Balance at March 30, 2024	19,386	$124,280	$(7,883)	$799,255	$915,652

Common Stock issued in connection with employee and director plans, net of tax withheld	22	3,141	-	-	3,141
Foreign currency translation adjustment	-	-	(4,546)	-	(4,546)
Dividends declared	-	-	-	(14,263)	(14,263)
Share-based compensation	-	1,633	-	-	1,633
Net earnings	-	-	-	36,299	36,299
Balance at June 29, 2024	19,408	$129,054	$(12,429)	$821,291	$937,916

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance at September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

Common Stock issued in connection with employee and director plans, net of tax withheld	10	1,285	-	-	1,285
Foreign currency translation adjustment	-	-	871	-	871
Dividends declared	-	-	-	(13,461)	(13,461)
Share-based compensation	-	1,239	-	-	1,239
Net earnings	-	-	-	6,633	6,633
Balance at December 24, 2022	19,229	$96,550	$(12,842)	$776,028	$859,736

Common Stock issued in connection with employee and director plans, net of tax withheld	14	1,713	-	-	1,713
Issuance of common stock for employee stock purchase plan	9	1,061	-	-	1,061
Foreign currency translation adjustment	-	-	1,068	-	1,068
Dividends declared	-	-	-	(13,475)	(13,475)
Share-based compensation	-	1,313	-	-	1,313
Net earnings	-	-	-	6,871	6,871
Balance at March 25, 2023	19,252	$100,637	$(11,774)	$769,424	$858,287

Common Stock issued in connection with employee and director plans, net of tax withheld	18	2,230	-	-	2,230
Foreign currency translation adjustment	-	-	2,775	-	2,775
Dividends declared	-	-	-	(13,489)	(13,489)
Share-based compensation	-	1,383	-	-	1,383
Net earnings	-	-	-	34,981	34,981
Balance at June 24, 2023	19,270	$104,250	$(8,999)	$790,916	$886,167

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	June 29,	June 24,
	2024	2023
Operating activities:
Net earnings	$56,910	$48,485
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	47,141	41,319
Amortization of intangibles and deferred costs	5,244	5,065
(Gain) from disposals of property & equipment	(23)	(255)
Share-based compensation	4,841	3,935
Deferred income taxes	310	(937)
(Gain) on marketable securities	-	(105)
Other	268	(237)
Changes in assets and liabilities, net of effects from purchase of companies
(Increase) in accounts receivable	(10,949)	(7,680)
(Increase) decrease in inventories	(7,264)	4,875
Decrease in prepaid expenses	2,187	8,487
Increase in accounts payable and accrued liabilities	28,081	2,992
Net cash provided by operating activities	126,746	105,944

Investing activities:
Payments for acquisitions	(7,014)	-
Purchases of property, plant and equipment	(56,371)	(76,472)
Proceeds from redemption and sales of marketable securities	-	5,300
Proceeds from disposal of property and equipment	484	774
Net cash investing activities	(62,901)	(70,398)

Financing activities:
Proceeds from issuance of stock	9,657	6,289
Borrowings under credit facility	57,000	102,000
Repayment of borrowings under credit facility	(72,000)	(74,000)
Payments on finance lease obligations	(120)	(150)
Payment of cash dividend	(42,693)	(40,389)
Net cash (used in) financing activities	(48,156)	(6,250)

Effect of exchange rates on cash and cash equivalents	(1,223)	1,166

Net increase in cash and cash equivalents	14,466	30,462
Cash and cash equivalents at beginning of period	49,581	35,181
Cash and cash equivalents at end of period	$64,047	$65,643

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

The results of operations for the three and nine months ended June 29, 2024 and June 24, 2023 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

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

Significant Payment Terms

In general, within our customer contracts, the purchase order identifies the product, quantity, price, pick-up allowances, payment terms and final delivery terms. Although some payment terms may be more extended, presently, the majority of our payment terms are 30 days. As a result, we have used the available practical expedient and, consequently, do not adjust our revenues for the effects of a significant financing component.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was $24.4 million at June 29, 2024 and $18.9 million at September 30, 2023.

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

	Three months ended		Nine months ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Beginning Balance	$4,749	$4,829	$5,306	$4,926
Additions to contract liability	2,105	2,281	5,150	5,198
Amounts recognized as revenue	(1,812)	(1,651)	(5,414)	(4,665)
Ending Balance	$5,042	$5,459	$5,042	$5,459

Disaggregation of Revenue

See Note 10 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers numerous factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.6 million and $3.2 million on June 29, 2024 and September 30, 2023, respectively.

Note 3	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology, and amortizable trade names arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $16.2 million and $14.1 million for the three months ended June 29, 2024 and June 24, 2023, respectively and $47.1 million and $41.3 million for the nine months ended June 29, 2024 and June 24, 2023, respectively.

Note 4	Earnings Per Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options, service share units (“RSU”)’s, and performance share units (“PSU”)’s) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three months ended June 29, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$36,299	19,396	$1.87

Effect of dilutive securities
RSU's, PSU’s and options	-	60	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$36,299	19,456	$1.87

161,095 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 29, 2024.

	Nine months ended June 29, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$56,910	19,373	$2.94

Effect of dilutive securities
RSU's, PSU’s and options	-	50	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$56,910	19,423	$2.93

189,059 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 29, 2024.

	Three months ended June 24, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$34,981	19,257	$1.82

Effect of dilutive securities
RSU's, PSU’s and options	-	70	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$34,981	19,327	$1.81

249,440 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 24, 2023.

	Nine months ended June 24, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$48,485	19,239	$2.52

Effect of dilutive securities
RSU's, PSU’s and options	-	60	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$48,485	19,299	$2.51

379,920 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 24, 2023.

Note 5	Share-Based Compensation

At June 29, 2024, the Company has three stock-based employee compensation plans. Share-based compensation expense was recognized as follows:

	Three months ended		Nine months ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Stock options	$256	$449	$983	$1,628
Stock purchase plan	131	118	369	542
Stock issued to outside directors	32	39	106	66
Service share units issued to employees	468	295	1,294	669
Performance share units issued to employees	377	177	1,024	420
Total share-based compensation	$1,264	$1,078	$3,776	$3,325

The above compensation is net of tax benefits	$369	$305	$1,065	$610

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

The Company did not grant any stock options during the nine months ended June 29, 2024 or during the nine months ended June 24, 2023.

During the three and nine months ended June 29, 2024, the Company issued 14,441 and 25,987 service share units (“RSU”)’s, respectively. During the three and nine months ended June 24, 2023, the Company issued 11,964 and 21,864 RSU’s, respectively. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.

During the three and nine months ended June 29, 2024, the Company issued 2,968 and 14,506 performance share units (“PSU”)’s, respectively. During the three and nine months ended June 24, 2023, the Company issued 2,169 and 21,260 PSU’s, respectively. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both June 29, 2024 and September 30, 2023, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 29, 2024 and September 30, 2023, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate was 27.9% for the three months ended June 29, 2024, as compared with 26.5% in the prior fiscal year period.

Our effective tax rate was 27.4% for the nine months ended June 29, 2024, as compared with 26.4% in the prior fiscal year period.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 29, 2024, the Company is in compliance with all financial covenants terms of the Credit Agreement.

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

As of June 29, 2024, $12.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.34%. These borrowings have been classified as Long-Term Debt on the Company’s Balance Sheet. As of June 29, 2024, the amount available under the Amended Credit Agreement was $203.2 million, after giving effect to the outstanding letters of credit. As of September 30, 2023, $27.0 million was outstanding under the Credit Agreement. As of September 30, 2023, the amount available under the Amended Agreement was $188.2 million, after giving effect to the outstanding letters of credit.

Note 9	Inventory

Inventories consist of the following:

	June 29,	September 30,
	2024	2023
	(unaudited)
	(in thousands)

Finished goods	$90,025	$86,472
Raw materials	31,889	30,537
Packaging materials	13,014	12,484
Equipment parts and other	44,768	42,046
Total inventories	$179,696	$171,539

On April 8, 2024, the Company acquired the Thinsters cookie business from Hain Celestial Group. Under the Company’s framework for evaluating acquisitions and in accordance with Generally Accepted Accounting Principles, the Company is in process of evaluating whether the transaction will be accounted for as an asset acquisition or a business combination. The acquisition included inventory with a preliminary fair value of $1.1 million.

Note 10	Segment Information

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages. We principally sell our products to the food service and retail supermarket industries. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements. We maintain separate and discrete financial information for the three operating segments mentioned above which is available to our Chief Operating Decision Maker. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income. These segments are described below.

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

	Three months ended		Nine months ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Sales to external customers:
Food Service
Soft pretzels	$59,529	$63,527	$163,985	$171,242
Frozen novelties	51,701	47,410	100,464	95,782
Churros	30,269	30,470	89,155	81,147
Handhelds	21,300	17,003	62,851	60,884
Bakery	93,566	87,582	287,455	281,830
Other	8,081	8,988	19,135	20,673
Total Food Service	$264,446	$254,980	$723,045	$711,558

Retail Supermarket
Soft pretzels	$11,110	$10,269	$46,010	$40,767
Frozen novelties	46,210	41,684	82,747	80,423
Biscuits	4,839	5,135	18,078	18,906
Handhelds	7,562	4,452	20,266	11,443
Coupon redemption	(931)	(385)	(2,032)	(936)
Other	(67)	(5)	303	(20)
Total Retail Supermarket	$68,723	$61,150	$165,372	$150,583

Frozen Beverages
Beverages	$72,092	$72,878	$158,708	$153,336
Repair and maintenance service	23,748	24,144	71,538	70,556
Machines revenue	9,769	11,554	26,879	26,817
Other	1,179	1,063	2,457	2,116
Total Frozen Beverages	$106,788	$109,639	$259,582	$252,825

Consolidated sales	$439,957	$425,769	$1,147,999	$1,114,966

Depreciation and amortization:
Food Service	$12,130	$9,797	$33,976	$28,852
Retail Supermarket	396	540	1,448	1,423
Frozen Beverages	5,667	5,426	16,961	16,109
Total depreciation and amortization	$18,193	$15,763	$52,385	$46,384

Operating Income:
Food Service	$20,247	$20,786	$34,194	$32,306
Retail Supermarket	7,812	4,168	13,374	5,766
Frozen Beverages	22,057	23,340	30,135	29,743
Total operating income	$50,116	$48,294	$77,703	$67,815

Capital expenditures:
Food Service	$12,717	$20,015	$33,946	$58,621
Retail Supermarket	-	345	2	1,824
Frozen Beverages	7,028	6,988	22,423	16,027
Total capital expenditures	$19,745	$27,348	$56,371	$76,472

Assets:
Food Service	$991,815	$959,657	$991,815	$959,657
Retail Supermarket	36,719	12,327	36,719	12,327
Frozen Beverages	352,141	332,113	352,141	332,113
Total assets	$1,380,675	$1,304,097	$1,380,675	$1,304,097

Note 11	Intangible Assets and Goodwill

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

Intangible Assets

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of June 29, 2024 and September 30, 2023 are as follows:

	June 29, 2024		September 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$84,194	$-

Amortized intangible assets
Trade names	4,024	503	-	-
Franchise agreements	8,500	1,700	8,500	1,063
Customer relationships	23,550	11,797	22,900	10,080
Technology	23,110	4,597	23,110	2,879
License and rights	1,690	1,629	1,690	1,565
TOTAL FOOD SERVICE	$146,298	$20,226	$140,394	$15,587

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

Amortized intangible assets
Customer relationships	7,700	$7,700	7,687	7,256
TOTAL RETAIL SUPERMARKETS	$19,638	$7,700	$19,625	$7,256

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	797	1,439	689
Licenses and rights	1,400	1,264	1,400	1,212
TOTAL FROZEN BEVERAGES	$48,254	$2,061	$48,254	$1,901

CONSOLIDATED	$214,190	$29,987	$208,273	$24,744

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 29, 2024 and June 24, 2023 was $2.0 million and $1.7 million, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 29, 2024 and June 24, 2023 was $5.2 million and $5.1 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $1.8 million in 2024 (excluding the nine months ended June 29, 2024), $7.6 million in 2025, $6.6 million in 2026, $4.7 million in 2027, and $4.3 million in 2028.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, 10 years for Franchise agreements and 2 years for Trade names.

On April 8, 2024, the Company acquired the Thinsters cookie business from Hain Celestial Group. Under the Company’s framework for evaluating acquisitions and in accordance with Generally Accepted Accounting Principles, the Company is in process of evaluating whether the transaction will be accounted for as an asset acquisition or a business combination. The acquisition included an indefinite lived Trade name intangible asset with a preliminary fair value of $5.3 million, and an amortizing Customer relationship intangible asset with a preliminary fair value of $0.7 million. The Customer relationship intangible asset will amortize over a useful life of 10 years.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
		(in thousands)

June 29, 2024	$124,426	$4,146	$56,498	$185,070

September 30, 2023	$124,426	$4,146	$56,498	$185,070

Note 12	Investments

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

As of June 29, 2024, and September 30, 2023, the Company held no held to maturity investment securities or marketable securities available for sale.

As of June 29, 2024, and September 30, 2023, the Company held no mutual fund, preferred stock, or held to maturity investments. However, during the nine months ended June 24, 2023, the Company held mutual funds which sought current income with an emphasis on maintaining low volatility and overall moderate duration, the Company held investments in Fixed-to-Floating Perpetual Preferred Stock which generated income to call dates in 2025, and the Company held corporate bonds which generated fixed income to a maturity dates in 2023.

There were no proceeds from the redemption and sale of marketable securities in the three or nine months ended June 29, 2024 and the three months ended June 24, 2023. Proceeds from the redemption and sale of marketable securities were $5.3 million in the nine months ended June 24, 2023. No gains or losses were recorded in the three or nine months ended June 29, 2024. Gains of $0.1 million were recorded in the three and nine months ended June 24, 2023, which included unrealized gains of $0.1 million in the three- and nine-month periods.

Note 13	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended	Nine months ended
	June 29, 2024	June 29, 2024
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning Balance	$(7,883)	$(10,166)

Other comprehensive (loss) income	(4,546)	(2,263)
Ending Balance	$(12,429)	$(12,429)

	Three months ended	Nine months ended
	June 24, 2023	June 24, 2023
	(in thousands)	(in thousands)

	Foreign Currency	Foreign Currency
	Translation Adjustments	Translation Adjustments

Beginning Balance	$(11,774)	$(13,713)

Other comprehensive income	2,775	4,714
Ending Balance	$(8,999)	$(8,999)

Note 14	Leases

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

As of June 29, 2024, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.0%, respectively. As of September 30, 2023, the weighted-average discount rate of our operating and finance leases was 4.4% and 3.9%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Operating lease cost in Cost of goods sold and Operating expenses	$7,235	$4,327	$20,230	$12,077
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating expenses	$53	$71	$159	$127
Interest on lease liabilities in Interest expense & other	4	11	19	15
Total finance lease cost	$57	$82	$178	$142
Short-term lease cost in Cost of goods sold and Operating expenses	-	-	-	-
Total net lease cost	$7,292	$4,409	$20,408	$12,219

Supplemental balance sheet information related to leases is as follows:

	June 29, 2024	September 30,2023
Operating Leases
Operating lease right-of-use assets	$152,712	$88,868

Current operating lease liabilities	$19,104	$16,478
Noncurrent operating lease liabilities	140,724	77,631
Total operating lease liabilities	$159,828	$94,109

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$606	$789

Current finance lease liabilities	$221	$201
Noncurrent finance lease liabilities	441	600
Total finance lease liabilities	$662	$801

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,978	$4,422	$18,672	$12,201
Operating cash flows from finance leases	$4	$11	$19	$15
Financing cash flows from finance leases	$10	$79	$120	$150

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$3,931	$37,030	$79,352	$43,527
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of June 29, 2024, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Three months ending September 28, 2024	7,042	74
2025	24,910	189
2026	21,701	154
2027	20,706	153
2028	17,465	114
Thereafter	134,380	23
Total minimum payments	226,204	$707
Less amount representing interest	(66,376)	(45)
Present value of lease obligations	$159,828	$662

As of June 29, 2024 the weighted-average remaining term of our operating and finance leases was 12.8 years and 3.7 years, respectively. As of September 30, 2023, the weighted average remaining term of our operating and finance leases was 10.3 years and 4.2 years, respectively.

Note 15	Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. The Company paid $18.9 million and $49.3 million to NFI in the three and nine months ended June 29, 2024, and paid $13.5 million and $41.1 million through the three and nine months ended June 24, 2023.

Of the amounts paid to NFI, the amount related to transportation management services performed by NFI was $0.3 million and $0.8 million in the three and nine months ended June 29, 2024, respectively, and $0.3 million and $0.6 million in the three and nine months ended June 24, 2023, respectively.

Of the amounts paid to NFI, the amount related to labor management services performed by NFI was $3.2 million and $6.7 million in the three and nine months ended June 29, 2024. No labor management services were performed by NFI in the three and nine months ended June 24, 2023.

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. The distribution center is operated by NFI for the Company, pursuant to a Service Labor Management Agreement. Under the Service Labor Management Agreement, NFI provides logistics and warehouse management services. NFI continues to perform transportation-related management services for the Company as well. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of June 29, 2024, $27.7 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $28.1 million was recorded as a non-current operating lease liability. As of September 30, 2023, $28.4 million was recorded as an operating right-of-use asset, $0.5 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. Of the amounts paid to NFI, the Company made lease payments totaling $0.5 million and $1.4 million during the three- and nine-month periods ended June 29, 2024. No payments on the lease were made to NFI during the three- and nine-month periods ended June 24, 2023.

The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. As of June 29, 2024 and September 30, 2023, related party trade payables of approximately $0.5 million and $3.4 million, respectively, were recorded as accounts payable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "if," "may," "believe," "plan,", "goals," "estimate," "expect," "project," "continue," "forecast," "intend," "may," "could," "should," "will," and other similar expressions. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry (or the industries of our customers), the success of new product innovations, and the future impact of our investments in additional production capacity and logistics and warehousing operations. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. We intend that such forward-looking statements be subject to the safe harbor provisions of the Securities Act and the Exchange Act.

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

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our financial statements with a narrative form from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 30, 2023.

Business Overview

The Company manufactures and sells snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels, frozen novelties, churros and bakery products. We believe we are the largest manufacturer of soft pretzels in the United States. Other snack food products include donuts, churros, cookies, funnel cake and handheld products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage. The Company’s Food Service and Frozen Beverage sales are made principally to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theaters; independent retailers; and schools, colleges and other institutions. The Company’s Retail Supermarket customers are primarily supermarket chains.

RESULTS OF OPERATIONS – Three and nine months ended June 29, 2024

The following discussion provides a review of results for the three and nine months ended June 29, 2024 as compared with the three and nine months ended June 24, 2023.

Summary of Results	Three months ended			Nine months ended
	June 29,	June 24,		June 29,	June 24,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Net sales	$439,957	$425,769	3.3%	$1,147,999	$1,114,966	3.0%

Cost of goods sold	292,191	282,887	3.3%	797,405	790,845	0.8%
Gross profit	147,766	142,882	3.4%	350,594	324,121	8.2%

Operating expenses
Marketing	32,598	31,308	4.1%	87,720	79,024	11.0%
Distribution	45,074	44,485	1.3%	129,626	124,722	3.9%
Administrative	19,880	18,740	6.1%	56,600	53,050	6.7%
Other general expense (income)	98	55	78.2%	(1,055)	(490)	115.3%
Total Operating Expenses	97,650	94,588	3.2%	272,891	256,306	6.5%

Operating income	50,116	48,294	3.8%	77,703	67,815	14.6%

Other income (expense)
Investment income	783	633	23.7%	2,265	1,719	31.8%
Interest expense	(543)	(1,314)	(58.7)%	(1,532)	(3,697)	(58.6)%

Earnings before income taxes	50,356	47,613	5.8%	78,436	65,837	19.1%

Income tax expense	14,057	12,632	11.3%	21,526	17,352	24.1%

NET EARNINGS	$36,299	$34,981	3.8%	$56,910	$48,485	17.4%

Comparisons as a Percentage of Net Sales	Three months ended			Nine months ended
	June 29,	June 24,		June 29,	June 24,
	2024	2023	Basis Pt Chg	2024	2023	Basis Pt Chg
Gross profit	33.6%	33.6%	-	30.5%	29.1%	140
Marketing	7.4%	7.4%	-	7.6%	7.1%	50
Distribution	10.2%	10.4%	(20)	11.3%	11.2%	10
Administrative	4.5%	4.4%	10	4.9%	4.8%	10
Operating income	11.4%	11.3%	10	6.8%	6.1%	70
Earnings before income taxes	11.4%	11.2%	20	6.8%	5.9%	90
Net earnings	8.3%	8.2%	10	5.0%	4.3%	70

Net Sales

Net sales increased by $14.2 million, or 3.3%, to $440.0 million for the three months ended June 29, 2024. Net sales increased by $33.0 million, or 3.0%, to $1,148.0 million for the nine months ended June 29, 2024. In the three months ended June 29, 2024, organic sales growth was primarily driven by growth in the Food Service and Retail Supermarket segments, partially offset by temporary challenges in the Frozen Beverages segment associated with our movie theater customer channel. In the nine months ended June 29, 2024, the increase in sales was driven by organic growth across all three of the Company’s business segments, led by our core products including churros, frozen novelties and frozen beverages.

Gross Profit

Gross Profit increased by $4.9 million, or 3.4%, to $147.8 million for the three months ended June 29, 2024. As a percentage of sales, gross profit remained flat at 33.6% for the three months ended June 29, 2024. Our continued success in improving operating efficiencies, as well as an improved product and pricing mix, contributed to the flat performance compared to prior year quarter, and primarily offset the impact of a slightly less favorable sales mix across our segments. Across our portfolio of raw materials, we saw net low-mid single-digit inflationary increases, with the net increase primarily driven by increases in the cost of cocoa/chocolate, and to a lesser extent, increases in the cost of sugar/sweeteners. Those increases were somewhat offset by deflationary trends seen in flour, cheese and dairy, mixes, and eggs. Pricing adjustments and contractual cost true-ups helped minimize the majority of the impact of the net inflationary increases in costs of raw materials on our gross margins in the quarter.

Gross Profit increased by $26.5 million, or 8.2%, to $350.6 million for the nine months ended June 29, 2024. As a percentage of sales, gross profit for the nine months ended June 29, 2024, increased from 29.1% to 30.5%. This increase, reflected the impact of improved product and pricing mix along with ongoing productivity improvements and a stabilization of inflationary pressures across the majority of our input costs.

Operating Expenses

Operating Expenses increased $3.1 million, or 3.2%, to $97.7 million for the three months ended June 29, 2024. As a percentage of sales, operating expenses remained flat at 22.2%. As a percentage of sales, distribution expenses for the three months ended June 29, 2024, decreased from 10.4% to 10.2%, reflecting the benefits seen from our supply chain transformation initiatives. As a percentage of sales, marketing expenses for the three months ended June 29, 2024, remained flat at 7.4%. As a percentage of sales, general and administrative expenses for the three months ended June 29, 2024, increased slightly from 4.4% to 4.5%.

Operating Expenses increased $16.6 million, or 6.5%, to $272.9 million for the nine months ended June 29, 2024. As a percentage of sales, operating expenses increased from 23.0% to 23.8%. As a percentage of sales, distribution expenses for the nine months ended June 29, 2024, increased from 11.2% to 11.3%, with the increase driven by $4.8 million of one-time transition expenses related to the opening of our regional distribution centers, offset by the benefits seen from our supply chain transformation initiatives. As a percentage of sales, marketing expenses increased from 7.1% to 7.6%, with the increase largely driven by incremental licensing fees on new churro business and additional strategic promotional and marketing spend to support our core brands and new product launches. As a percentage of sales, general and administrative expenses increased slightly from 4.8% to 4.9%.

Other Income and Expense

Investment income increased by $0.2 million to $0.8 million and by $0.5 million to $2.3 million for the three and nine months, ended June 29, 2024, respectively. The increases were primary due to the improving interest rate environment in fiscal 2024.

Interest expense decreased by $0.8 million to $0.5 million and by $2.2 million to $1.5 million for the three months, and nine months, ended June 29, 2024, respectively, due to the decrease in the Company’s average outstanding borrowings on the Amended Credit Agreement for the three and nine-month periods ended June 29, 2024, as compared to the prior year periods.

Income Tax Expense

Income tax expense increased by $1.4 million, or 11.3%, to $14.1 million for the three months ended June 29, 2024. The effective tax rate was 27.9% as compared with 26.5% in the prior year period, with the slight increase largely attributable to the impact of a change in transfer pricing estimates and assumptions during the current year.

Income tax expense increased by $4.2 million, or 24.1%, to $21.5 million for the nine months ended June 29, 2024. The effective tax rate was 27.4% as compared with 26.4% in the prior year period with the slight increase largely attributable to the impact of a change in transfer pricing estimates and assumptions during the current year.

Net Earnings

Net earnings increased by $1.3 million, or 3.8%, for the three months ended June 29, 2024, due to the aforementioned items.

Net earnings increased by $8.4 million, or 17.4%, for the nine months ended June 29, 2024, due to the aforementioned items.

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

Segment Results
	Three months ended			Nine months ended
	June 29,	June 24,		June 29,	June 24,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Net sales
Food Service	$264,446	$254,980	3.7%	$723,045	$711,558	1.6%
Retail Supermarket	68,723	61,150	12.4%	165,372	150,583	9.8%
Frozen Beverages	106,788	109,639	(2.6)%	259,582	252,825	2.7%
Total sales	$439,957	$425,769	3.3%	$1,147,999	$1,114,966	3.0%

	Three months ended			Nine months ended
	June 29,	June 24,		June 29,	June 24,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Operating income
Food Service	$20,247	$20,786	(2.6)%	$34,194	$32,306	5.8%
Retail Supermarket	7,812	4,168	87.4%	13,374	5,766	131.9%
Frozen Beverages	22,057	23,340	(5.5)%	30,135	29,743	1.3%
Total operating income	$50,116	$48,294	3.8%	$77,703	$67,815	14.6%

Food Service Segment Results

	Three months ended			Nine months ended
	June 29,	June 24,		June 29,	June 24,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Food Service sales to external customers
Soft pretzels	$59,529	$63,527	(6.3)%	$163,985	$171,242	(4.2)%
Frozen novelties	51,701	47,410	9.1%	100,464	95,782	4.9%
Churros	30,269	30,470	(0.7)%	89,155	81,147	9.9%
Handhelds	21,300	17,003	25.3%	62,851	60,884	3.2%
Bakery	93,566	87,582	6.8%	287,455	281,830	2.0%
Other	8,081	8,988	(10.1)%	19,135	20,673	(7.4)%
Total Food Service sales	$264,446	$254,980	3.7%	$723,045	$711,558	1.6%

Food Service operating income	$20,247	$20,786	(2.6)%	$34,194	$32,306	5.8%

Sales to food service customers increased $9.5 million, or 3.7%, to $264.4 million for the three months ended June 29, 2024. Soft pretzels sales to food service customers decreased 6.3% to $59.5 million, with the decrease largely due to soft consumer trends, largely within the theater channel. Frozen novelties sales increased 9.1% to $51.7 million, led by an approximate 5% increase in Dippin’ Dots sales. Churro sales decreased 0.7% to $30.3 million reflecting lower theater and club channel sales, partially offset by new business growth with a major QSR customer. Sales of bakery products increased by 6.8% to $93.6 million, with the growth largely attributable to strong unit volume growth in cookies. Sales of handhelds increased by 25.3% to $21.3 million, with the increase attributable to strong volume increases with a core customer.

Sales of new products in the first twelve months since their introduction were $4.6 million in the quarter, driven primarily by the addition of churros to the menu of a major QSR customer. Sales in the quarter benefited minimally from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Food Service segment decreased $0.5 million in the quarter to $20.2 million, with the decrease primarily reflecting a slight shift in product mix.

Sales to food service customers increased $11.5 million, or 1.6%, to $723.0 million for the nine months ended June 29, 2024. Soft pretzels sales to food service customers decreased 4.2% to $164.0 million, with the decrease attributable to soft consumer trends seen throughout the fiscal year. Frozen novelties sales increased 4.9% to $100.5 million, led by an approximate 4% increase in Dippin’ Dots sales. Churro sales increased 9.9% to $89.2 million, with the increase largely driven by new business growth with a major QSR customer, partially offset by the lower theater and club channel sales in the current fiscal quarter. Sales of bakery products increased by 2.0% to $287.5 million, with the growth attributable to strong unit volume growth in cookies. Sales of handhelds increased by 3.2% to $62.9 million, with the increase attributable to the strong volume increases with a core customer in the current fiscal quarter more than offsetting some pricing declines seen earlier in the fiscal year related to the contractual pricing true-up of certain raw material ingredients.

Sales of new products in the first twelve months since their introduction were approximately $20.3 million for the nine months ended June 29, 2024, driven primarily by the addition of churros to the menu of a major QSR customer. Sales in the nine-month period benefited minimally from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Food Service segment increased $1.9 million in the nine months ended June 29, 2024, to $34.2 million, driven by sales growth as well as improved product mix and gross margin performance.

Retail Supermarket Segment Results

	Three months ended			Nine months ended
	June 29,	June 24,		June 29,	June 24,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Retail Supermarket sales to external customers
Soft pretzels	$11,110	$10,269	8.2%	$46,010	$40,767	12.9%
Frozen novelties	46,210	41,684	10.9%	82,747	80,423	2.9%
Biscuits	4,839	5,135	(5.8)%	18,078	18,906	(4.4)%
Handhelds	7,562	4,452	69.9%	20,266	11,443	77.1%
Coupon redemption	(931)	(385)	141.8%	(2,032)	(936)	117.1%
Other	(67)	(5)	1240.0%	303	(20)	(1615.0)%
Total Retail Supermarket sales	$68,723	$61,150	12.4%	$165,372	$150,583	9.8%

Retail Supermarket operating income	$7,812	$4,168	87.4%	$13,374	$5,766	131.9%

Sales of products to retail customers increased $7.6 million, or 12.4%, to $68.7 million for the three months ended June 29, 2024. Soft pretzel sales increased 8.2% to $11.1 million, with the increase largely attributable to our continued expansion of our core brands into retail. Frozen novelties sales increased 10.9% to $46.2 million, with the increase largely attributable to growth within our Dogsters and ICEE novelties. Biscuit sales decreased 5.8% to $4.8 million, and Handheld sales increased 69.9% to $7.6 million, with the increase in handheld sales largely driven by expanded placement of product with a major retailer. Sales of new products in retail supermarkets were minimal in the quarter. Sales in the quarter benefited minimally from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Retail Supermarkets segment increased $3.6 million in the quarter to $7.8 million, primarily driven by sales growth as well as improved product mix and gross margin performance.

Sales of products to retail customers increased $14.8 million, or 9.8%, to $165.4 million for the nine months ended June 29, 2024. Soft pretzel sales increased 12.9% to $46.0 million with the increase largely attributable to the incremental distribution of our core soft pretzel brands. Frozen novelties sales increased 2.9% to $82.7 million with the strong second and third fiscal quarter net sales performances more than offsetting the weaker performance seen in the first fiscal quarter. Biscuit sales decreased 4.4% to $18.1 million, and handheld sales increased 77.1% to $20.3 million with the increase in handheld sales largely driven by expanded placements of product with a major retailer. Sales of new products in retail supermarkets were minimal in the nine months ended June 29, 2024. Sales in the nine-month period benefited minimally from the impact of the prior fiscal year’s price increases, along with modest increases in volume.

Operating income in our Retail Supermarkets segment increased $7.6 million in the nine months ended June 29, 2024 to $13.4 million, primarily driven by sales growth as well as improved gross margin performance.

Frozen Beverages Segment Results

	Three months ended			Nine months ended
	June 29,	June 24,		June 29,	June 24,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)

Frozen Beverages sales to external customers
Beverages	$72,092	$72,878	(1.1)%	$158,708	$153,336	3.5%
Repair and maintenance service	23,748	24,144	(1.6)%	71,538	70,556	1.4%
Machines revenue	9,769	11,554	(15.4)%	26,879	26,817	0.2%
Other	1,179	1,063	10.9%	2,457	2,116	16.1%
Total Frozen Beverages sales	$106,788	$109,639	(2.6)%	$259,582	$252,825	2.7%

Frozen Beverages operating income	$22,057	$23,340	(5.5)%	$30,135	$29,743	1.3%

Frozen beverage and related product sales decreased $2.9 million, or 2.6%, in the three months ended June 29, 2024. Beverage-related sales decreased 1.1% to $72.1 million, with the decrease attributable to weakness across the theater channel as the industry recovers from the impacts of the prior year’s actor strike which led to fewer strong releases and lower attendance. Gallon sales were down approximately 6% for the three months, reflecting the weaker theater performance. Service revenue decreased 1.6% to $23.7 million, and machine revenue (primarily sales of frozen beverage machines) decreased 15.4% to $9.8 million, with the decrease in machine revenue the result of the lapping of a significant QSR rollout in the prior year.

Operating income in our Frozen Beverage segment decreased $1.3 million in the quarter to $22.1 million, with the decrease primarily attributable to the impact of the weaker sales.

Frozen beverage and related product sales increased $6.8 million, or 2.7%, in the nine months ended June 29, 2024. Beverage-related sales increased 3.5% to $158.7 million. Gallon sales were down approximately 3% for the nine months ended June 29, 2024, reflecting the weaker theater performance. Service revenue increased 1.4% to $71.5 million. Machine revenue (primarily sales of frozen beverage machines) increased 0.2% to $26.9 million with the machine revenue performance in the first fiscal quarter offsetting the comparative decrease noted in the current fiscal quarter.

Operating income in our Frozen Beverage segment increased $0.4 million in the nine months ended June 29, 2024 to $30.1 million.

Liquidity and Capital Resources

Although there are many factors that could impact our operating cash flow, most notably net earnings, we believe that our future operating cash flow, along with our borrowing capacity and our current cash and cash equivalent balances is sufficient to satisfy our cash requirements over the next twelve months and beyond, as well as to fund future growth and expansion.

	Nine months ended
	June 29,	June 24,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net earnings	$56,910	$48,485
Non-cash items in net income:
Depreciation of fixed assets	47,141	41,319
Amortization of intangibles and deferred costs	5,244	5,065
(Gain) from disposals of property & equipment	(23)	(255)
Share-based compensation	4,841	3,935
Deferred income taxes	310	(937)
(Gain) on marketable securities	-	(105)
Other	268	(237)
Changes in assets and liabilities, net of effects from purchase of companies	12,055	8,674
Net cash provided by operating activities	$126,746	$105,944

●	The increase in depreciation of fixed assets was largely due to prior year purchases of property plant and equipment.

●

The net cash inflow of $12.1 million associated with changes in assets and liabilities, net of effects from purchase of companies, in the nine months ended June 29, 2024, was primarily driven by an increase in accounts payables and accrued liabilities of $28.5 million related to the seasonality of our business, the timing of income tax payments, and our strategic focus on optimizing vendor terms, and a decrease in prepaid expenses of $2.2 million, somewhat offset by an increase in accounts receivable of $10.9 million, and an increase in inventories of $7.3 million, both of which increases were related to the seasonality of our business. The net cash inflow of $8.7 million in the prior year was primarily driven by the decrease in prepaids of $8.5 million, mostly related to the timing of income tax payments. Additional fluctuations, including a $7.7 million increase in accounts receivable, a $4.9 million decrease in inventories, and a $3.0 million increase in accounts payable and accrued liabilities, were largely offsetting, and primarily related to the seasonality of our business.

	Nine months ended
	June 29,	June 24,
	2024	2023
	(in thousands)
Cash flows from investing activities
Payments for acquisitions	$(7,014)	$-
Purchases of property, plant and equipment	(56,371)	(76,472)
Proceeds from redemption and sales of marketable securities	-	5,300
Proceeds from disposal of property and equipment	484	774
Net cash used in investing activities	$(62,901)	$(70,398)

●	In fiscal 2024, payments for acquisitions, related to the Thinsters acquisition.

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The decrease over prior year period was primarily due to the higher rate of strategic spending in the prior year for new lines at various plants aimed at increasing capacity.

●

The decrease in proceeds from redemption and sales of marketable securities was due to a strategic decision to no longer re-invest redeemed proceeds into marketable securities given the low interest rate environment.

	Nine months ended
	June 29,	June 24,
	2024	2023
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	$9,657	$6,289
Borrowings under credit facility	57,000	102,000
Repayment of borrowings under credit facility	(72,000)	(74,000)
Payments on finance lease obligations	(120)	(150)
Payment of cash dividends	(42,693)	(40,389)
Net cash (used in) financing activities	$(48,156)	$(6,250)

●	The increase in proceeds from issuance of stock was primarily due to a higher rate of option exercises in the nine months ended June 29, 2024 compared with the nine months ended June 24, 2023.

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made in the nine months ended June 29, 2024 to primarily fund working capital needs. The decrease in borrowings from prior year was due to the Company’s increase in cash provided by operations, which lowered its borrowing needs in the nine months ended June 29, 2024.

●	Dividends paid increased as our quarterly dividend was raised during fiscal 2023.

Liquidity

As of June 29, 2024, we had $64.0 million of Cash and Cash Equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 29, 2024, the Company is in compliance with all financial covenant terms of the Credit Agreement.

As of June 29, 2024, $12.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.34%. As of June 29, 2024, the amount available under the Amended Credit Agreement was $203.2 million, after giving effect to the outstanding letters of credit.

Recently Issued and Adopted Accounting Pronouncements

See Note 7 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

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

Item 4.         Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 29, 2024, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

In April 2024, we withheld 36 shares to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

Item 5. Other Information

During the three months ended June 29, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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
101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (Inline extensible Business Reporting Language) :

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

J & J SNACK FOODS CORP.

Dated: August 7, 2024
/s/ Dan Fachner
Dan Fachner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2024	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)