Form 10-K
period 2024-09-28
J&J SNACK FOODS CORP
filed 2024-11-26
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 000-14616

Registrant's telephone number, including area code: (856) 665-9533

J&J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fellowship Road Mt. Laurel, New Jersey	08054
(Address of principal executive offices)	(Zip Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange on Which Registered
Common Stock, no par value	JJSF	The NASDAQ Global Select Market

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

March 28, 2024 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $2,177,643,456 based on the last sale price on March 28, 2024 of $144.56 per share. As of November 22, 2024, 19,478,439 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 12, 2025 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2024 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

		Page
PART I

Note About Forward-Looking Statements		1
Item 1	Business	1
Item 1A	Risk Factors	9
Item 1B	Unresolved Staff Comments	16
Item 1C	Cybersecurity	16
Item 2	Properties	19
Item 3	Legal Proceedings	18
Item 4	Mine Safety Disclosures	18

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities	18
Item 6	[Reserved]	19
Item 7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	19
Item 7A	Quantitative And Qualitative Disclosures About Market Risk	33
Item 8	Financial Statements And Supplementary Data	33
Item 9	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure	33
Item 9A	Controls and Procedures	33
Item 9B	Other Information	35
Item 9C	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	35

PART III

Item 10	Directors, Executive Officers and Corporate Governance	35
Item 11	Executive Compensation	36
Item 12	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters	36
Item 13	Certain Relationships And Related Transactions, and Director Independence	36
Item 14	Principal Accountant Fees and Service	36

PART IV

Item 15	Exhibits, Financial Statement Schedules	36
Item 16	Form 10-K Summary	38

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

The Company’s Food Service and Frozen Beverages sales are made primarily to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theatres; independent retailers; and schools, colleges, and other institutions. The Company’s retail supermarket customers are primarily supermarket chains.

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

Food Service

The primary products sold by the Food Service segment are soft pretzels, frozen novelties, churros, handheld products, and baked goods. Our customers in the Food Service segment include snack bars and food stands in chain, department, and discount stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; convenience stores; movie theatres; warehouse club stores; schools, colleges and other institutions. Within the food service industry, our products are purchased by the consumer primarily for consumption at the point-of-sale or for take-away.

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

Frozen Beverages

We sell frozen beverages to the foodservice industry primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE in the United States, Mexico, and Canada. We also provide repair and maintenance services to customers for customer-owned equipment.

Products

Soft Pretzels

The Company’s soft pretzels are sold under many brand names; some of which are: SUPERPRETZEL, SUPERPRETZEL BAVARIAN, NEW YORK PRETZEL, FEDERAL PRETZEL, AND BRAUHAUS; and, to a lesser extent, under private labels.

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 18% of the Company’s revenue in fiscal year 2024, 19% in fiscal year 2023, and 19% in fiscal year 2022.

Certain of the Company’s soft pretzels qualify under USDA regulations as the nutritional equivalent of grains for purposes of the USDA school nutrition program, thereby enabling a participating school to obtain partial reimbursement for the cost of the Company’s soft pretzels from the USDA.

The Company’s soft pretzels are manufactured according to a proprietary formula. Soft pretzels, ranging in size from one to twenty-four ounces in weight, are shaped and formed by the Company’s twister machines. These soft pretzel tying machines are automated, high-speed machines for twisting dough into the traditional pretzel shape. Additionally, we make soft pretzels which are extruded or shaped by hand. Soft pretzels, after baking, are quick-frozen and packaged for delivery.

The Company’s principal marketing program in the Food Service segment includes supplying ovens, mobile merchandisers, display cases, warmers, and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including combination warmer and display cases that rebake frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations, and as a result, customers are not required to make an investment in equipment.

Frozen Novelties

The Company’s frozen novelties are marketed primarily under the DIPPIN’DOTS, LUIGI’S, WHOLE FRUIT, DOGSTERS, PHILLY SWIRL, ICEE and MINUTE MAID brand names. Frozen novelties are sold in the Food Service and Retail Supermarkets segments. Frozen novelties sales were 17% of the Company’s revenue in fiscal year 2024, 17% in fiscal year 2023, and 14% in fiscal year 2022.

The Company’s school foodservice LUIGI’S and WHOLE FRUIT frozen juice cups are produced in various flavors and contain one half of a cup of fruit equivalent made of 100% juice with no added sugar and in accordance with USDA guidelines.

The Company’s DIPPIN’ DOTS’ frozen novelty products are cryogenically frozen beads of ice cream, created using liquid nitrogen at -320 degrees Fahrenheit. Product variations include ice cream (milk and cream based), flavored ice (water based) and frozen yogurt branded YoDots. The product is served to consumers by the cup, or via individual serving packages.

The balance of the Company’s frozen novelties products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, and sticks. Several of the products contain ice cream and WHOLE FRUIT bars contains pieces of fruit.

Churros

The Company’s churros are sold primarily under the ¡HOLA! and CALIFORNIA CHURROS brand names. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 7% of the Company’s sales in fiscal year 2024, 7% in fiscal year 2023, and 6% in fiscal year 2022. Churros are pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen, and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells chocolate-filled, fruit-filled, and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's handheld products are sold primarily under private label names. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 7% of the Company’s sales in fiscal year 2024, 6% in fiscal year 2023, and 7% in fiscal year 2022.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily fig and fruit bars, cookies, breads, rolls, crumb, muffins, and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 26% of the Company’s sales in fiscal year 2024, 26% in fiscal year 2023, and 29% in fiscal year 2022.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico, and Canada. Frozen beverages are reported in the Frozen Beverages segment.

Frozen beverage sales amounted to 15% of the Company’s revenue in fiscal year 2024, 14% in fiscal year 2023, and 13% in fiscal year 2022.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customer-owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 9% of the Company’s sales in each of the fiscal years 2024, 2023, and 2022.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 45%, 43% and 43% of our sales during fiscal years 2024, 2023, and 2022, respectively, with our largest customer accounting for 9% of our sales in fiscal 2024, 9% of our sales in fiscal 2023, and 8% of our sales in fiscal 2022. Five of the ten customers in 2024 are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter into long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to an estimated 85-90% of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, HILL & VALLEY baked goods, and ICEE Squeeze-Up Tubes. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

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

The Company’s products are sold through a network of food brokers, independent sales distributors, and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr, Bridgeport, and Woolwich, New Jersey; Vernon (Los Angeles), Colton and Lancaster, California; Brooklyn, New York; Scranton and Hatfield, Pennsylvania; Carrollton (Dallas) and Terrell, Texas; Atlanta, Georgia; Moscow Mills (St. Louis), Missouri; Pensacola and Tampa, Florida; Solon, Ohio; Weston, Oregon; Holly Ridge, North Carolina; Rock Island, Illinois; Glendale, Arizona; and Paducah, Kentucky. Frozen beverages and machine parts are distributed from 172 Company managed warehouse and distribution facilities located in 45 states, Mexico, and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in frozen and other vehicles from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks, and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen novelties sales are generally higher during the warmer months.

Trademarks and Patents

The Company has a significant trademark portfolio, the most important of which are SUPERPRETZEL, TEXAS TWIST, NEW YORK PRETZEL, BAVARIAN BAKERY, SOFTSTIX, and BRAUHAUS for its pretzel products; DIPPIN’ DOTS, SHAPE-UPS, WHOLE FRUIT, PHILLY SWIRL, and LUIGI’S for its frozen novelties; ¡HOLA!, and CALIFORNIA CHURROS for its churros; ICEE, ARCTIC BLAST, SLUSH PUPPIE, and PARROT ICE for its frozen beverages; FUNNEL CAKE FACTORY for its funnel cake products; and MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, CAMDEN CREEK, MARY B’S, DADDY RAY’S, and HILL & VALLEY for its bakery products.

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

Competition

Snack food and bakery products markets are highly competitive. The Company’s principal products compete against similar and different food products manufactured and sold by numerous other companies, some of which are substantially larger and have greater resources than the Company. As the soft pretzel, frozen novelties, bakery products and related markets evolve, additional competitors and new competing products may enter the markets. Competitive factors in these markets include product quality, innovation, customer service, taste, price, identity and brand name awareness, method of distribution and sales promotions.

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

Risks Associated with Foreign Operations

Foreign operations can involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales from our foreign operations were $73.4 million, $70.2 million and $45.2 million in fiscal years 2024, 2023, and 2022, respectively. At September 28, 2024, the total assets in our foreign operations were $67.6 million or 5.0% of total assets. At September 30, 2023, the total assets in our foreign operations were $61.5 million or 4.8% of total assets.

Government Regulation and Food Safety

Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state, and local environmental protection laws. Based upon available information, the cost of compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings, or competitive position in fiscal 2024 and is not expected to have a material impact in fiscal 2025.

Our Food Safety & Quality (FSQA) personnel within our Compliance Department have broad, diverse academic and experience credentials and oversee all aspects of product safety & quality assurance across the Company. Our facilities are Global Food Safety Initiative (GFSI) certified and are audited annually by third-party certification bodies. Our “Food Safety & Quality Plans” are validated and verified to ensure product safety and quality. We have implemented Corporate Standards which are aligned with GFSI and Regulatory standards and routinely conduct audits to ensure compliance. We provide bi-weekly support calls for FSQA and Plant Leadership and annual Food Safety Summit Meetings to develop and strengthen our facility teams. As part of the onboarding process, and throughout their careers, employees are engaged in food safety discussions and trainings to provide safe, high-quality products to customers and consumers.

Human Capital Management

Employees and Labor Relations

The Company has approximately 5,000 full and part-time employees and approximately 700 workers employed by staffing agencies as of September 28, 2024. About 1,500 production and distribution employees throughout the Company are covered by collective bargaining agreements. The Company considers its culture and employee relations to be positive.

Employee Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have a team of dedicated Employee Health & Safety professionals within our Compliance Department who oversee all aspects of employee safety across the company. We keep our employees safe by ensuring all employees receive ongoing support and training. We have developed and implemented processes to identify and eliminate safety incidents by reducing their frequency and severity. We also closely review and monitor our safety performance. According to data from the U.S Bureau of Labor Statistics, the Company’s Total Recordable Incident Rate (“TRIR”) and Days Away, Restricted or Transferred (“DART”) incident rates were lower than food manufacturing averages. Our goal is to reduce Occupational Safety and Health Administration (“OSHA”) recordable incidents year-over-year.

Professional Development

We deploy a variety of training programs throughout the organization and go to great lengths to make learning and knowledge available to our employees. Programs such as tuition reimbursement, mentorships, internships, and internal trainings are some of the ways in which we invest in our people and their knowledge. We know that these investments are not only beneficial for our employees, but they are also important for the future success of our business. We continue to see increases in internal promotions across all levels of the organization.

Diversity and Inclusion

We believe that having an inclusive and diverse culture strengthens our ability to recruit and develop talent and allows our employees to thrive and succeed. Diversity of input and perspectives is an essential part of our strategic plan to build a winning team and culture. We believe that one key to success is attracting and retaining a diverse workforce that reflects our consumers of today and tomorrow, and we strive to do so. We also strive to foster an inclusive and diverse workplace culture where colleagues feel a sense of belonging and are included in discussions and valued for their contributions.

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

Item 1A.  Risk Factors

Our business is subject to numerous risks and uncertainties. You should carefully consider the risks described below, together with all the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem insignificant or immaterial may also materially and adversely affect our business, financial condition, results of operations or prospects. The following is a discussion of known potentially significant risks which could result in harm to our business, financial condition, or results of operations.

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

Risks of Shortages or Increased Cost of Raw Materials

We are exposed to market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty, or governmental controls. We purchase these materials and energy mainly in the open market. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. If commodity price changes result in increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced revenue and operating income. These increased costs, if not offset, may have a significant impact on our profits.

Risks Relating to Pandemics, Epidemics, or Other Disease Outbreaks

Pandemics, epidemics, or other disease outbreaks could significantly change consumption patterns for our products. These changes could force us to rapidly adapt to those new patterns, and, if we do not, our business could be materially and adversely affected. Additionally, pandemics, epidemics or other disease outbreaks may depress or otherwise impact demand for our products because quarantines may inhibit consumption or as the result of other factors. Restrictions on public gatherings or interactions may also limit the opportunity for our customers and consumers to purchase our products, especially in certain of our sales channels, such as food service. Any economic downturn caused by any pandemic, epidemic, or other disease outbreak may also cause substantial changes in consumer behavior and our supply chain operations, some of which may materially affect our operations and results of operations.

General Risks of the Food Industry

We are subject to the risks of adverse changes in general economic conditions; evolving consumer preferences and nutritional and health-related concerns; changes in food distribution channels; federal, state and local food processing controls or other mandates; changes in federal, state, local and international laws and regulations, or in the application of such laws and regulations; consumer product labeling and liability claims; risks of product tampering and contamination; and negative publicity surrounding actual or perceived product safety deficiencies. The increased buying power of large supermarket chains, other retail outlets and wholesale food vendors could result in greater resistance to price increases and could alter customer inventory levels and access to shelf space.

Risks of Shortages or Increased Costs of Labor

Our businesses operate in highly competitive markets. The labor market in the United States is very competitive. We depend on the skills, working relationships, and continued services of employees, including our experienced management team. We must hire, train, and develop effective employees. We compete with other companies both within and outside of our industry for talented employees, and we may lose key personnel or fail to attract, train, and retain other talented personnel. In addition, our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified individuals. Any such loss or failure could adversely affect our product sales, financial condition, and operating results. Additionally, a shortage in the labor pool and other general inflationary pressures or changes, and applicable laws and regulations could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition.

In addition, some of our associates are covered by collective bargaining agreements, and other associates may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms or if we are unable to otherwise manage changes in, or that affect, our workforce, which could impair manufacturing or distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition, or results of operations. The terms and conditions of existing, renegotiated, or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or adapt to changing business needs or strategy.

Environmental Risks

The disposal of solid and liquid waste material and the discharge of airborne pollutants resulting from the preparation and processing of foods is subject to various federal, state, and local laws and regulations relating to the protection of the environment. Such laws and regulations have a substantial effect on the food processing industry as a whole, requiring substantially all firms in the industry to incur material expenditures for modification of existing processing facilities and for construction of upgraded or new waste treatment facilities.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Enactment of more stringent laws or regulations or more strict interpretation of existing laws and regulations may require additional expenditure by us, some of which could have a negative impact on our operations and financial condition. Additionally, the failure by any one or more of our suppliers to comply with applicable federal, state, and local laws and regulations relating to the protection of the environment, or allegations of non-compliance, may disrupt their operations and could result in accompanying disruptions to our operations.

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 45% of our sales during fiscal year 2024 and 43% of our sales during fiscal years 2023 and 2022, with our largest customer accounting for 9% of our sales in 2024, 9% of our sales in 2023, and 8% of our sales in 2022.

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

Risks Relating to Manufacturing and Distribution

Our ability to purchase, manufacture and distribute products is critical to our success. Because we source certain products from single manufacturing sites, it is possible that we could experience a production disruption that results in a reduction or elimination of the availability of some of our products. If we are not able to obtain alternate production capability in a timely manner, or on favorable terms, it could have a negative impact on our business, results of operations, financial condition, and cash flows, including the potential for long-term loss of product placement with various customers. We are also subject to risks of other business disruptions associated with our dependence on production facilities and distribution systems. Natural disasters, terrorist activity, cyberattacks or other unforeseen events could interrupt production or distribution and have a material adverse effect on our business, results of operations, financial condition, and cash flows, including the potential for long-term loss of product placement with our customers. For example, on August 19, 2024, we experienced a fire at our Holly Ridge plant in North Carolina. The building was damaged as a result of the fire, and plant operations were interrupted.

Risks Relating to the Availability and Costs of Transportation

Our ability to obtain adequate and reasonably priced methods of transportation to distribute our products, including refrigerated trailers for many of our products, is a key factor to our success. Delays in transportation, including weather-related delays, and carrier capacity limitations, could have a material adverse effect on our business and results of operations. Further, higher fuel costs and increased line haul costs due to industry capacity constraints, customer delivery requirements and a more restrictive regulatory environment could also negatively impact our financial results. We pay fuel surcharges that fluctuate with the price of diesel fuel to third-party transporters of our products, and such surcharges can be substantial. Any sudden or dramatic increases in the price of diesel fuel would serve to increase our fuel surcharges and our cost of goods sold. These higher costs could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Risks Relating to Manufacturing Capacity Constraints

Our current manufacturing resources may be inadequate to meet significantly increased demand for some of our products. Our ability to increase our manufacturing capacity depends on many factors, including the costs and availability of equipment, the equipment delivery and construction lead-times, installation, qualification, regulatory permitting, and regulatory requirements. A lack of sufficient manufacturing capacity to meet demand could cause our customer service levels to decrease, which may negatively affect customer demand for our products and customer relations generally, which in turn could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, operating facilities at or near capacity may also increase production and distribution costs and negatively affect relations with our employees or contractors, which could result in disruptions in our operations.

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

Acquisitions, including future acquisitions, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

--	integrating the operations and business cultures of the acquired businesses;
--	the possibility of faulty assumptions underlying our expectations regarding the prospects of the acquired businesses;
--	attracting and retaining the necessary personnel associated with the acquisitions;
--	creating uniform standards, controls, procedures, policies, and information systems and controlling the costs associated with such matters; and
--	expectations about the performance of acquired trademarks and brands and the fair value of such trademarks and brands.

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

Risk Related to Product Changes

There are risks in the marketplace related to trade and consumer acceptance of product improvements, packaging initiatives and new product introductions. We cannot be sure if our new products, product improvements, or packaging initiatives will be accepted by customers.

Risks Associated with Foreign Operations

Foreign economies may differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency. Further, there may be less government regulation in various countries, and we may face difficulty in enforcing our legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Any such difficulties noted above could affect our business. Sales of our foreign operations were $73.4 million, $70.2 million, and $45.2 million in fiscal years 2024, 2023, and 2022, respectively. At September 28, 2024, the total assets of our foreign operations were approximately $67.6 million or 5.0% of total assets. At September 30, 2023, the total assets of our foreign operations were $61.5 million or 4.8% of total assets.

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

Our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including those against our third-party providers and theft of customer, consumer, or other confidential data), and viruses. Although we continue to monitor our information technology networks, if we are unable to prevent physical and electronic break-ins, cyber-attacks, and other information security breaches, we may suffer material financial and reputational damage, be subject to litigation or incur significant remediation costs or penalties.

Risks Associated with Real or Perceived Safety Issues Regarding our Food Products

We sell food products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration of food products, mislabeling, and misbranding. We can be impacted by both real and unfounded claims regarding the safety of our operations, or concerns regarding mislabeled, adulterated, contaminated, or spoiled food products. Any of these circumstances could necessitate a voluntary or mandatory recall, a need to change a product’s labeling or other consumer safety concerns. A pervasive product recall may result in significant loss due to the costs of a recall, related legal claims, including claims arising from bodily injury or illness caused by our products, the destruction of product inventory, or lost sales due to product unavailability or negative publicity. A highly publicized product recall, whether involving us or any related products made by third parties, also could result in a loss of customers or an unfavorable change in consumer sentiment regarding our products or any category in which we operate. In addition, an allegation of noncompliance with federal or state food laws and regulations could force us to cease production, stop selling our products or create significant adverse publicity that could harm our credibility and decrease market demand for our products. Any of these events could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Risks Associated with our Intellectual Property Rights

We consider our intellectual property rights, particularly our trademarks, to be a significant and valuable aspect of our business. We protect our intellectual property rights through a combination of trademark, patent, copyright and trade secret protection, contractual agreements, and policing of third-party misuses of our intellectual property in traditional retail and digital environments. Our failure to obtain or adequately protect our intellectual property or any change in law that lessens or removes the current legal protections of our intellectual property may diminish our competitiveness and adversely affect our business and financial results.

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

Risks Associated with the Favorable Perception of our Brands

We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, packaging, ingredients, our environmental, social, human capital or governance practices, our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us, our brands, products, or packaging on social or digital media could seriously damage our brands and reputation. In addition, we might fail to appropriately target our marketing efforts, anticipate consumer preferences, or invest sufficiently in maintaining our brand image. If we do not maintain the favorable perception of our brands, our financial results could be adversely impacted.

Risk Associated with Generating Anticipated Cost Savings and/or Operating Efficiencies Associated with our Strategic Initiatives

Our future success and earnings growth depend in part on our ability to achieve the appropriate cost structure and operate efficiently in the highly competitive food industry, particularly in an environment of volatile cost inputs. We continuously pursue initiatives to reduce costs and increase effectiveness. We also regularly pursue cost productivity initiatives in procurement, manufacturing, and logistics. Any failure or delay in implementing our initiatives in accordance with our plans could adversely affect our ability to meet our long-term growth and profitability expectations and could adversely affect our business. If we do not continue to effectively manage costs and achieve additional efficiencies, our competitiveness and profitability could decrease.

Risks Associated with our Identified Material Weakness in our Internal Control over Financial Reporting

As described in Part II, Item 9A – Controls and Procedures, of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls (ITGCs), including certain controls over logical access and change management. As a result, certain business process controls that are dependent on the ineffective ITGCs, or rely on the data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

We are in the process of developing and implementing a remediation plan to address the material weakness. If our remediation efforts are insufficient or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to revise or restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence.

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

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

Our enterprise risk management process includes an evaluation of cybersecurity risk together with other company risks. The Company has established a cybersecurity risk management program (the “program”) designed to assess, identify, and manage material cybersecurity risks. Our program is designed based on industry best practices and is aligned with the core components of frameworks established by the National Institute of Standards and Technology (NIST), Center for Internet Security (CIS) and International Organization for Standardization (ISO).

An annual risk assessment is performed to identify internal and external cybersecurity threats and vulnerabilities, assess the likelihood and potential impact of such threats and vulnerabilities, and prioritize the risks from such threats and vulnerabilities. The results of the risk assessment, along with professional judgment, are used to develop and implement cybersecurity risk mitigation strategies and controls.

Our program includes:

●

A cybersecurity incident response plan that outlines a structured approach to investigating, containing, documenting, and mitigating cybersecurity incidents, including reporting findings and keeping senior management, the Audit Committee, and other key stakeholders informed and involved as appropriate;

●	Annual external penetration testing to identify vulnerabilities, assess perimeter security, improve incident response, and strengthen security policies and procedures;

●	Regular phishing, social engineering, and cybersecurity awareness training for employees with access to the Company’s information technology environment;

●	Annual tabletop exercises to test incident response plans, improve communication and coordination between relevant employees, and identify gaps to inform needed adjustments to plans;

●	Ongoing risk assessments of third-party service providers designed to ensure they meet the Company’s standards for reliability, security, compliance, and performance.

Third-party service providers are used in various capacities as part of our cybersecurity risk management program, including performing risk mitigation controls and providing cloud-based, cybersecurity services and platforms. For example, third-party service providers are used to conduct our external penetration testing, as well as assist the Company in detecting, responding, and mitigating cybersecurity incidents. The Company uses a variety of processes to oversee and identify material risks from cybersecurity threats associated with the use of third-party service providers. Third-party service providers are required to complete a detailed questionnaire, which is used to identify and assess material cybersecurity risks. In addition, the Company performs an annual review of independent attestation reports of the third-party service providers’ control environments designed to ensure that the controls meet Company security requirements and that any identified issues in the independent attestation reports do not present material cybersecurity risks to the Company.

To date, we have not identified any cybersecurity threats or incidents which have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition; however, there is no guarantee that we will not be the subject of future successful cybersecurity threats or incidents that may materially and adversely affect the Company, including its business strategy, financial condition, results of operations or prospects. Additional information on cybersecurity-related risks is discussed under the heading “Risks Associated with our Information Technology Systems” under Item 1A, which should be read in conjunction with Item 1C.

Cybersecurity Governance

Our Board of Directors has delegated oversight responsibilities for enterprise risk, including cybersecurity risk, to the Audit Committee. The Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) provide periodic updates to the Audit Committee regarding the Company's cybersecurity risk management program. The Company has a cybersecurity incident response plan that includes a process to evaluate cybersecurity incidents for materiality. The escalation protocol includes reporting potentially material cybersecurity incidents to senior members of management for further evaluation. Any cybersecurity incident determined to have a material impact on the Company is timely reported to the Audit Committee.

The CISO has primary responsibility for the development, operation, and maintenance of our cybersecurity risk management program. Our CISO has 25 years of experience in information technology and cybersecurity generally, which has been gained from a combination of education, including relevant degrees, and prior work experience.

Item 2.  Properties

Location	Reporting Segment	Facility Type	Products Manufactured	Owned Square Footage	Leased Square Footage	Total Square Footage
Pennsauken, NJ	Food Service/Retail Supermarket	Manufacturing	Soft Pretzels, Churros, Bakery Products	70,000	-	70,000
Pennsauken, NJ	Food Service/Retail Supermarket	Warehousing/Distribution	N/A	171,000	-	171,000
Mt. Laurel, NJ	Food Service/Retail Supermarket	Office	N/A	-	30,000	30,000
Bellmawr, NJ	Food Service/Retail Supermarket	Manufacturing	Soft Pretzels, Bakery Products	150,000	-	150,000
Vernon, CA	Food Service	Manufacturing	Soft Pretzels, Churros, Bakery Products	-	107,000	107,000
Vernon, CA	Food Service	Warehousing/Distribution	N/A	-	30,000	30,000
Vernon, CA	Food Service	Office/Warehousing	N/A	-	80,000	80,000
Brooklyn, NY	Food Service	Manufacturing	Soft Pretzels	-	20,000	20,000
Colton, CA	Food Service	Manufacturing	Churros, Bakery Products	-	45,000	45,000
Atlanta, GA	Food Service/Retail Supermarket	Manufacturing	Bakery Products	-	85,000	85,000
Rock Island, IL	Food Service	Manufacturing	Bakery Products	-	129,000	129,000
Scranton, PA	Food Service/Retail Supermarket	Manufacturing	Frozen Novelties	46,000	-	46,000
Scranton, PA	Food Service/Retail Supermarket	Warehousing	N/A	42,000	-	42,000
Hatfield, PA	Food Service	Manufacturing	Soft Pretzels	-	29,600	29,600
Carrollton, TX	Food Service	Manufacturing	Soft Pretzels	-	48,000	48,000
Carrollton, TX	Food Service	Warehousing	N/A	-	6,500	6,500
Bridgeport, NJ	Food Service	Manufacturing	Bakery Products	-	133,000	133,000
Moscow Mills, MO	Food Service	Manufacturing	Bakery Products	165,000	-	165,000
Holly Ridge, NC	Food Service/Retail Supermarket	Manufacturing	Handheld Products	84,000	-	84,000
Weston, OR	Food Service/Retail Supermarket	Manufacturing	Handheld Products	-	70,000	70,000
Weston, OR	Food Service/Retail Supermarket	Warehousing	N/A	-	11,300	11,300
Paducah, KY	Food Service	Manufacturing	Frozen Novelties	183,000	-	183,000
Paducah, KY	Food Service	Office	N/A	-	34,000	34,000
Lancaster, CA	Food Service	Warehousing	N/A	-	-	-
Tampa, FL	Retail Supermarket	Manufacturing	Frozen Novelties	-	67,000	67,000
LaVergne, TN	Frozen Beverages	Office	N/A	-	84,000	84,000
Terrell, TX	Food Service/Retail Supermarket	Warehousing	N/A	-	117,000	117,000
Woolwich, NJ	Food Service/Retail Supermarket	Warehousing	N/A	-	201,000	201,000
Glendale, AZ	Food Service/Retail Supermarket	Warehousing	N/A	-	87,000	87,000
				911,000	1,414,400	2,325,400

The Company also leases approximately 172 smaller warehouse and distribution facilities in 45 states, Mexico, Canada, Australia, and China.

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

As of September 28, 2024, we had approximately 71 stockholders of record of our common stock.

We did not purchase any shares of our common stock in our fiscal fourth quarter, and no shares were withheld in our fiscal fourth quarter to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

A plan to purchase 500,000 shares was announced on August 4, 2017 with no expiration date. 318,858 shares remain available to be purchased under this plan.

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

Item 6.  [ RESERVED ]

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for additional information related to the discussion and analysis of our financial condition and results of operations for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 24, 2022.

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

Business Trends and Strategy

Our results are impacted by macroeconomic and demographic trends and changes in consumer behavior. The U.S. economy has experienced economic volatility and uncertainty in recent years, which has had, and we expect might continue to have, an impact on consumer behavior. Consumer spending may continue to be impacted by levels of discretionary income and the impact of that on the consumer’s decision making around their purchases. In addition, inflation continues to impact our business, and fluctuating raw material input costs may continue to impact the costs of our products.

To help combat these potential headwinds, we strategically look to improve our operational efficiencies and margins, as well expand our growth opportunities across our various channels and customers. Some recent examples of implementing these strategies include:

●

Our recently completed strategic supply chain transformation in which we opened three regional distribution centers which is projected to drive significant cost reductions around warehousing and distribution costs.

●

The recent addition of six new production lines which has significantly expanded upon our capacity and allowed us to meet growth opportunities across our core products such as pretzels, churros and frozen novelties.

●	Implementation of a new ERP system in fiscal 2022 which has helped to create efficiencies and streamline internal processes.
●

Many examples of successful cross-selling and leveraging our brands across customer channels, including our recent expansion of the breadth and depth of our Dippin’ Dots brand across the theater channel, as well as looking to penetrate that brand into the retail market.

●	Further expansion of our SuperPretzel brand across the retail market through the launch of Bavarian Sticks.
●	Our fiscal year 2023 rollout of our new Hola! Churros brand.
●	Our recent fiscal year 2024 acquisition of Thinsters

Fiscal Period

The Company’s fiscal year is the 52- or 53- week period that ends on the last Saturday of September. An additional week is included in the last fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the Company’s fourth quarter of fiscal 2023. The Company’s fiscal years 2024 and 2022 spanned 52 weeks each, whereas fiscal year 2023 spanned 53 weeks.

RESULTS OF OPERATIONS:

Fiscal Year 2024 (52 weeks) Compared to Fiscal Year 2023 (53 weeks)

Results of Consolidated Operations

The following discussion provides a review of results for the fiscal year ended September 28, 2024 as compared with the fiscal year ended September 30, 2023.

Summary of Results	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(52 weeks)	(53 weeks)	% Change
	(in thousands)

Net Sales	$1,574,755	$1,558,829	1.0%

Cost of goods sold	1,088,630	1,088,964	0.0%
Gross Profit	486,125	469,865	3.5%

Operating expenses
Marketing	118,805	110,258	7.8%
Distribution	175,601	172,804	1.6%
Administrative	74,771	75,425	(0.9)%
Intangible asset impairment charges	-	1,678
Other general expense	(597)	182	(428.0)%
Total Operating Expenses	368,580	360,347	2.3%

Operating Income	117,545	109,518	7.3%

Other income (expense)
Investment income	3,228	2,743	17.7%
Interest expense	(1,826)	(4,747)	(61.5)%

Earnings before income taxes	118,947	107,514	10.6%

Income tax expense	32,396	28,608	13.2%

NET EARNINGS	$86,551	$78,906	9.7%

Comparisons as a Percentage of Net Sales	Fiscal year ended
	September 28,	September 30,
	2024	2023	Basis Pt Chg
Gross profit	30.9%	30.1%	80
Marketing	7.5%	7.1%	40
Distribution	11.2%	11.1%	10
Administrative	4.7%	4.8%	(10)
Operating income	7.5%	7.0%	50
Earnings before income taxes	7.6%	6.9%	70
Net earnings	5.5%	5.1%	40

NET SALES

Net sales increased by $15.9 million, or 1%, to $1,574.8 million in fiscal 2024. Despite the headwind of the comparative extra week in fiscal 2023, organic sales growth was driven by growth across all three of the Company’s business segments. The organic sales growth was largely driven by improved marketing, new customers, and additional product placement.

GROSS PROFIT

Gross profit increased by $16.3 million, or 4%, to $486.1 million in fiscal 2024. Gross profit as a percentage of sales increased to 30.9% in fiscal 2024 from 30.1% in fiscal 2023. The increase in gross profit as a percentage of sales was driven by enhanced production efficiencies and a better product mix, along with the continued stabilization of inflationary pressures. The cost of key ingredients including flour, oils, cheese and dairy, mixes and eggs either declined, or remained materially flat, though some increases were seen in certain ingredients, with the largest being cocoa, and to a lesser extent, sugar/sweeteners, and meats. The increases in cocoa negatively impact margins on certain products, the largest being baked goods.

OPERATING EXPENSES

Total operating expenses increased by $8.2 million, or 2%, to $368.6 million in fiscal 2024 and increased as a percentage of sales to 23.4% in fiscal 2024 compared with 23.1% in fiscal 2023. The slight increase was primarily related to the higher marketing expenses to support our new product launches, along with incremental licensing fees on new churro business during the fiscal year.

Operating expenses included intangible asset impairment charges of $1.7 million in fiscal 2023, with no such charges incurred in fiscal 2024. As a percentage of sales, marketing and selling expenses as a percentage of sales increased from 7.1% in fiscal 2023 to 7.5% in fiscal 2024, with the increase driven by the additional investment in marketing spend associated with new product launches and the promotion of our core brands, along with the incremental licensing fees on new churro business during the fiscal year. Distribution expenses as a percentage of sales increased slightly to 11.2% in fiscal 2024 from 11.1% in fiscal 2023. Some decreases in distribution expenses driven by the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain were more than offset by approximately $5 million of non-recurring start-up costs related to the opening of two additional regional distribution centers in fiscal 2024. Administrative expenses as a percentage of sales decreased slightly from 4.8% in fiscal 2023 to 4.7% in fiscal 2024, with the decrease largely attributable to improved management of expenses, and leverage from higher sales.

OTHER INCOME AND EXPENSE

Investment income increased by $0.5 million, or 18%, to $3.2 million in fiscal 2024 due to higher average cash balances and higher interest rates on foreign cash balances.

Interest expense decreased by $2.9 million, or 62%, to $1.8 million in fiscal 2024 due to the reduction in the Company’s average outstanding borrowings under the Amended Credit Agreement throughout the fiscal year.

INCOME TAX EXPENSE

Our effective tax rate in fiscal 2024 was 27.2%. Our effective tax rate in fiscal 2023 was 26.6%. The slight increase between periods was primarily attributable to a slightly higher blended state tax rate.

NET EARNINGS

Net earnings increased $7.6 million, or 10%, in fiscal 2024 to $86.6 million, or $4.45 per diluted share, from $78.9 million or $4.08 per diluted share, in fiscal 2023 as a result of the aforementioned items.

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

Results of Operations – Segments

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

The following table is a summary of sales and operating income, which is how we measure segment profit.

	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(52 weeks)	(53 weeks)	% Change
	(in thousands)
Net Sales
Food Service	$985,195	$981,840	0.3%
Retail Supermarket	221,308	215,428	2.7%
Frozen Beverages	368,252	361,561	1.9%
Total Sales	$1,574,755	$1,558,829	1.0%

	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(52 weeks)	(53 weeks)	% Change
	(in thousands)

Operating Income
Food Service	$49,454	$49,778	(0.7)%
Retail Supermarket	16,632	9,375	77.4%
Frozen Beverages	51,459	50,365	2.2%
Total Operating Income	$117,545	$109,518	7.3%

FOOD SERVICE SEGMENT RESULTS

	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(52 weeks)	(53 weeks)	% Change
	(in thousands)

Food Service Sales to External Customers
Soft pretzels	$222,237	$235,572	(5.7)%
Frozen novelties	147,995	145,425	1.8%
Churros	114,306	108,927	4.9%
Handhelds	86,053	82,292	4.6%
Bakery	387,129	378,149	2.4%
Other	27,475	31,475	(12.7)%
Total Food Service	$985,195	$981,840	0.3%

Food Service Operating Income	$49,454	$49,778	(0.7)%

Sales to food service customers increased $3.4 million, or 0.3%, to $985.2 million in fiscal 2024. Soft pretzel sales to the food service market decreased 6% to $222.2 million for the year, with the decrease attributable to soft consumer spending in key channels, as well as the impact of the additional week in fiscal 2023. Frozen novelties sales increased $2.6 million, or 2%, to $148.0 million for the year, with a strong fiscal year performance seen across multiple brands within our frozen novelties portfolio despite the soft channel performance in amusement and convenience, which are key sales venues for Dippin’ Dots. Churro sales to food service customers were up 5% to $114.3 million for the year led by customer expansion and growing menu penetration. Sales of bakery products increased $9.0 million, or 2%, to $387.1 million for the year, with the increase attributable to contractual pricing true-up on costing on certain raw material ingredients, as well as, some volume increases amongst certain customers in the product category. Handheld sales to food service customers increased 5% to $86.1 million in fiscal 2024, with the increase largely attributable to pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some volume increases amongst certain customers in the product category.

Sales of new products in the first twelve months since their introduction were approximately $24.7 million for the fiscal year, driven primarily by the addition of churros to the menu of a major QSR customer. The benefit of the wrap of prior year price increases, as well as some current year contractual pricing true-up of costing on certain raw material ingredients had a slight favorable impact on sales in the fiscal year, and more than offset some very slight volume declines that were primarily attributable to the additional week in fiscal 2023.

Operating income in our Food Service segment remained relatively flat, with a slight decrease from $49.8 million in fiscal 2023 to $49.5 million in fiscal 2024, driven by the impact of the additional week in fiscal 2023 offsetting some slight improved gross margin performance.

RETAIL SUPERMARKETS SEGMENT RESULTS

	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(52 weeks)	(53 weeks)	% Change
	(in thousands)

Retail Supermarket Sales to External Customers
Soft pretzels	$61,744	$60,272	2.4%
Frozen novelties	112,192	115,807	(3.1)%
Biscuits	24,229	25,074	(3.4)%
Handhelds	26,253	16,655	57.6%
Coupon redemption	(3,162)	(2,561)	23.5%
Other	52	181	(71.3)%
Total Retail Supermarket	$221,308	$215,428	2.7%

Retail Supermarket Operating Income	$16,632	$9,375	77.4%

Sales of products to retail supermarkets increased $5.9 million, or 3%, to $221.3 million in fiscal year 2024. Soft pretzel sales to retail supermarkets were $61.7 million, an increase of $1.5 million, or 2%, from sales in fiscal 2023, with the increase largely attributable to the incremental distribution of our core soft pretzel brands. Sales of frozen novelties decreased $3.6 million, or 3%, to $112.2 million in fiscal 2024, with the decrease mostly attributable to the impact of the additional week in fiscal 2023. The favorable impact of very strong fiscal second and fiscal third quarters was mostly offset by a weaker fiscal fourth quarter for a majority of our frozen novelty brands. Sales of biscuits and dumplings decreased 3% to $24.2 million in fiscal 2024. Handheld sales to retail supermarket customers increased 58% to $26.3 million in fiscal 2024, with the increase largely driven by expanded placements of product with a major retailer.

Sales of new products in retail supermarkets were minimal in fiscal 2024. Sales in fiscal 2024 benefitted minimally from the impact of prior fiscal year’s price increases, and more than offset slight decreases in volume that were primarily attributable to the additional week in fiscal 2023.

Operating income in our Retail Supermarkets segment increased $7.3 million in fiscal 2024 to $16.6 million with the increase primarily driven by sales growth as well as improved gross margin performance in most of our retail product categories.

FROZEN BEVERAGES SEGMENT RESULTS

	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(52 weeks)	(53 weeks)	% Change
	(in thousands)

Frozen Beverages
Beverages	$230,030	$224,655	2.4%
Repair and maintenance service	96,589	95,941	0.7%
Machines revenue	38,188	37,933	0.7%
Other	3,445	3,032	13.6%
Total Frozen Beverages	$368,252	$361,561	1.9%

Frozen Beverages Operating Income	$51,459	$50,365	2.2%

Total frozen beverage segment sales increased $6.7 million or 2% to $368.3 million in fiscal 2024. Beverage-related sales increased 2%, or $5.4 million, in fiscal 2024. Gallon sales decreased 3% from the prior fiscal year, primarily reflecting a weaker theater performance as the prior year’s actors’ strike impacted the volume and quality of movie releases, although the weakness began to soften in Q4 as some stronger releases began to hit the market. Service revenue increased 1% to $96.6 million in fiscal 2024 and machines revenue, primarily sales of frozen beverage machines, increased 1% to $38.2 million in fiscal 2024.

The estimated number of Company-owned frozen beverage dispensers was 24,000 and 23,000 at September 28, 2024 and September 30, 2023, respectively. Operating income in our Frozen Beverage segment increased 2%, or $1.1 million, in fiscal 2024.

RESULTS OF OPERATIONS:

Fiscal Year 2023 (53 weeks) Compared to Fiscal Year 2022 (52 weeks)

The discussion of our results of operations for Fiscal Year 2023 (53 weeks) compared to Fiscal Year 2022 (52 weeks) can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 and such discussion is incorporated by reference herein.

ACQUISITIONS

Dippin’ Dots Acquisition

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

Thinsters Acquisition

On April 8, 2024, J & J Snack Foods Corp. completed the acquisition of the Thinsters cookie business from Hain Celestial Group. The purchase price was approximately $7.0 million, consisting entirely of cash.

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

Fiscal 2024 Compared to Fiscal 2023

	September 28,	September 30,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net earnings	$86,551	$78,906
Non-cash items in net income:
Depreciation of fixed assets	63,411	56,616
Amortization of intangibles and deferred costs	7,190	6,525
Intangible asset impairment charges	-	1,678
Losses (Gains) from disposals of property & equipment	11	(409)
Share-based compensation	6,220	5,318
Deferred income taxes	6,434	10,935
(Gain) on marketable securities	-	(8)
Other	(199)	323
Changes in assets and liabilities, net of effects from purchase of companies	3,448	12,395
Net cash provided by operating activities	$173,066	$172,279

●	The increase in depreciation of fixed assets was largely due to prior year purchases of property, plant and equipment.

●

The decrease in deferred income taxes was primarily related to higher increased deferred tax liabilities in the prior year which arose in connection with overall depreciation related temporary differences in fiscal year 2023.

●

Cash flows associated with changes in assets and liabilities, net effects from purchase of companies, generated approximately $3.4 million of cash in fiscal 2024 compared with $12.4 million of cash in fiscal 2023. The higher generation of cash in fiscal 2023 was largely the result of an improved collections environment in fiscal 2023 as compared with fiscal 2022, as well as a strategic push to lower our investment in inventory related working capital balances. In fiscal 2024, $7.9 million of cash was generated through a decrease in accounts receivable, and a continued improving collections environment, with the cash generation partially offset by a $3.0 million increase in prepaid expenses, a $1.0 million increase in inventory and a $0.5 million decrease in accounts payable and accrued liabilities.

●	Proceeds from insurance for fixed assets related to proceeds received in connection with losses incurred related to the fire at our Holly Ridge plant.

	September 28,	September 30,
	2024	2023
	(in thousands)
Cash flows from investing activities
Payments for purchases of companies, net of cash acquired	(7,014)	-
Purchases of property, plant and equipment	(73,569)	(104,737)
Proceeds from redemption and sales of marketable securities	-	9,716
Proceeds from disposal of property and equipment	699	1,781
Proceeds from insurance for fixed assets	2,218	-
Net cash (used in) investing activities	$(77,666)	$(93,240)

●	The payments for purchases of companies, net of cash acquired, in fiscal 2024 related to the Thinsters acquisition.

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The decrease in fiscal 2024 was primarily due to increased spend for new lines at various plants aimed at increasing capacity that had occurred in fiscal 2023.

●

Proceeds from redemption and sales of marketable securities decreased in fiscal 2024 as in prior years, we strategically chose to no longer re-invest redeemed proceeds into marketable securities given the low interest rate environment.

	September 28,	September 30,
	2024	2023
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	15,740	15,212
Borrowings under credit facility	71,000	114,000
Repayment of borrowings under credit facility	(98,000)	(142,000)
Payments on finance lease obligations	(151)	(180)
Payment of cash dividends	(56,957)	(53,877)
Net cash (used in) financing activities	$(68,368)	$(66,845)

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs and represent the continued net pay-down of borrowings outstanding across both fiscal periods.

●	Dividends paid during fiscal 2024 increased as our quarterly dividend was raised during fiscal 2024.

Liquidity

As of September 28, 2024, we had $73.4 million of cash and cash equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 28, 2024, the Company is in compliance with all financial covenants of the Credit Agreement.

As of September 28, 2024, we had no outstanding borrowings drawn on the Amended Credit Agreement. As of September 28, 2024, we had $212.7 million of additional borrowing capacity, after giving effect to the $12.3 million of letters of credit outstanding.

The Company’s material cash requirements include the following contractual and other obligations:

Purchase Commitments

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 28, 2024, we have approximately $122 million of such commitments. The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Leases

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Our operating leases include leases for real estate from some of our office, distribution and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. As of September 28, 2024, we have operating lease payment obligations of $159.8 million, with $19.1 million payable within 12 months.

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for purchase commitments as of September 28, 2024.

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

Valuation of Goodwill

We have three reporting units with goodwill. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which are also the operating segment levels with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists. Our tests at September 28, 2024 show that the fair value of each of our reporting units with goodwill exceeded its carrying value by at least 50%. Therefore, no further analysis was required.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading hedging is in the best interest of the Company and its shareholders. As of September 28, 2024, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 28, 2024, the Company had no debt outstanding.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 28, 2024, because it does not believe its foreign exchange exposure is significant.

Item 8.  Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act for financial reporting, as of September 28, 2024. Based on that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 28, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, our management identified a material weakness related to ineffective information technology general controls (ITGCs), including certain controls over logical access and change management. As a result, certain business process controls that are dependent on the ineffective ITGCs, or rely on the data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective. Management has therefore concluded that, as of September 28, 2024, the Company’s internal control over financial reporting was not effective.

The material weakness did not result in any material misstatements to our previously issued financial statements, nor in the financial statements included in this Form 10-K.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 28, 2024. Their report, dated November 26, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Management’s Remediation Plans and Status

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management has already taken steps to substantially remediate this material weakness and will continue to take further steps until such remediation is complete. Remediation efforts include ensuring that change management and user access controls are performed timely. Our remediation plan also includes: (i) enhancing processes around reviewing privileged access to key financial systems, (ii) strengthening change management procedures, (iii) expanding the management and governance over ITGCs, (iv) enhancing existing access management procedures and ownership.

As management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may take additional measures to address these control deficiencies or modify certain remediation measures described above. We anticipate that the foregoing efforts, when implemented and tested for a sufficient period of time, will remediate the material weakness described above.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Election of Directors,” “Biographical Information about the Nominees and Directors,” “Board Committees” and “Executive Officers” contained in our Proxy Statement for our Annual Meeting of Shareholders to be held on February 12, 2025 (the “Proxy Statement”).

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

The Company has adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market LLC listing standards.

Our Insider Trading Policy prohibits our employees and related persons and entities from trading in securities of J & J Snack Foods Corp. and other companies while in possession of material, nonpublic information. Our General Insider Trading Policy also prohibits our employees from disclosing material, nonpublic information of J & J Snack Foods Corp., or another publicly traded company, to others who may trade on the basis of that information. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

10.8*

Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from the Company’s Form 10-K filed on November 28, 2023).

10.9*

Form of Restricted Stock Unit Award Agreement (Incorporated by reference from the Company’s Form 10-K filed on November 28, 2023).

19.1**

J & J Snack Foods Corp. Insider Trading Policy

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

97.1**

J & J Snack Foods Corp. Clawback Policy

101**

The following financial information from J & J Snack Foods Corp.'s Form 10-K for the year ended September 28, 2024, formatted in iXBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 26, 2024	By:	/s/ Dan Fachner
Dan Fachner, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 26, 2024	/s/ Dan Fachner
Dan Fachner, Chairman, President and Chief Executive Officer (Principal Executive Officer)

November 26, 2024	/s/ Ken A. Plunk
Ken A. Plunk, Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

November 26, 2024
Gerald B. Shreiber, Director

November 26, 2024	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 26, 2024	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 26, 2024	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

November 26, 2024	/s/ Marjorie S. Roshkoff
Marjorie S. Roshkoff, Director

November 26, 2024	/s/ Roy C. Jackson
Roy C. Jackson, Director

November 26, 2024	/s/ Mary M. Meder
Mary M. Meder, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, the related consolidated statements of earnings, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 26, 2024 expressed an adverse opinion.

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

Net Revenue Adjustments

As described further in note A to the consolidated financial statements, contracts with customers include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. Variable consideration is treated as a reduction in revenue when the related revenue is recognized, and is recorded using the most likely amount method, with updates to estimates and related accruals of variable consideration occurring each period based on historical experience and changes in circumstances. We identified the estimation of certain subsidiaries’ reserves for these net revenue adjustments by management as a critical audit matter.

The principal considerations for our determination that the estimation of certain subsidiaries’ reserves for these net revenue adjustments is a critical audit matter are that the inputs and assumptions utilized by management in estimating these reserves, including consistency of historical data and estimates of future customer credits, require significant judgment and create a high degree of estimation uncertainty. Consequently, auditing these assumptions require subjective auditor judgment.

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

●

We evaluated transactions subsequent to year end, which involved inspecting customer credits and relevant source documents submitted by customers related to the allowance, including end-user pricing adjustments.

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 1984.

Philadelphia, Pennsylvania

November 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J&J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management identified a material weakness related to ineffective information technology general controls (ITGC’s), including certain controls over logical access and change management. As a result, certain business process controls that are dependent on the ineffective ITGCs, or rely on the data produced from systems impacted by the ineffective ITGC’s, were also deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 28, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated November 26, 2024 which expressed an unqualified opinion on those financial statements.

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

November 26, 2024

Item 8. Financial Statements And Supplementary Data

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 28,	September 30,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$73,394	$49,581
Accounts receivable, net	189,233	198,129
Inventories	173,141	171,539
Prepaid expenses and other	14,646	10,963
Total current assets	450,414	430,212

Property, plant and equipment, at cost	1,012,043	960,198
Less accumulated depreciation and amortization	620,858	574,295
Property, plant and equipment, net	391,185	385,903

Other non-current assets
Goodwill	185,070	185,070
Other intangible assets, net	182,256	183,529
Operating lease right-of-use assets	152,383	88,868
Other	3,793	3,654
Total other non-current assets	523,502	461,121
Total Assets	$1,365,101	$1,277,236

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$243	$201
Accounts payable	89,268	90,758
Accrued insurance liability	16,933	15,743
Accrued liabilities	10,063	14,214
Current operating lease liabilities	19,063	16,478
Accrued compensation expense	23,325	23,341
Dividends payable	15,178	14,209
Total current liabilities	174,073	174,944

Long-term debt	-	27,000
Noncurrent finance lease liabilities	445	600
Noncurrent operating lease liabilities	140,751	77,631
Deferred income taxes	87,824	81,310
Other long-term liabilities	5,038	4,233
Commitments and contingencies (Note I)

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,460,000 and 19,332,000 respectively	136,516	114,556
Accumulated other comprehensive loss	(15,299)	(10,166)
Retained Earnings	835,753	807,128
Total stockholders' equity	956,970	911,518
Total Liabilities and Stockholders' Equity	$1,365,101	$1,277,236

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
	(52 weeks)	(53 weeks)	(52 weeks)

Net Sales	$1,574,755	$1,558,829	$1,380,656
Cost of goods sold	1,088,630	1,088,964	1,011,014
Gross Profit	486,125	469,865	369,642

Operating expenses
Marketing and selling	118,805	110,258	91,636
Distribution	175,601	172,804	159,637
Administrative	74,771	75,425	55,189
Intangible asset impairment charges	-	1,678	1,010
Other expense (income)	(597)	182	371
Total operating expenses	368,580	360,347	307,843
Operating Income	117,545	109,518	61,799

Other income (expenses)
Investment income	3,228	2,743	980
Interest expense	(1,826)	(4,747)	(1,025)

Earnings before income taxes	118,947	107,514	61,754

Income taxes	32,396	28,608	14,519

NET EARNINGS	$86,551	$78,906	$47,235

Earnings per diluted share	$4.45	$4.08	$2.46

Weighted average number of diluted shares	19,449	19,324	19,213

Earnings per basic share	$4.46	$4.10	$2.47

Weighted average number of basic shares	19,389	19,257	19,148

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
	(52 weeks)	(53 weeks)	(52 weeks)

Net Earnings	$86,551	$78,906	$47,235

Foreign currency translation adjustments	(5,133)	3,547	(330)
Total other comprehensive income (loss), net of tax	(5,133)	3,547	(330)

Comprehensive Income	$81,418	$82,453	$46,905

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 25, 2021	19,084	$73,597	$(13,383)	$785,440	$845,654

Common Stock issued in connection with employee and director plans, net of tax withheld	119	14,124	-	-	14,124
Issuance of common stock for employee stock purchase plan	16	2,036	-	-	2,036
Foreign currency translation adjustment	-	-	(330)	-	(330)
Dividends declared	-	-	-	(49,819)	(49,819)
Share-based compensation	-	4,269	-	-	4,269
Net earnings	-	-	-	47,235	47,235
Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

Common Stock issued in connection with employee and director plans, net of tax withheld	96	13,111	-	-	13,111
Issuance of common stock for employee stock purchase plan	17	2,101	-	-	2,101
Foreign currency translation adjustment	-	-	3,547	-	3,547
Dividends declared	-	-	-	(54,634)	(54,634)
Share-based compensation	-	5,318	-	-	5,318
Net earnings	-	-	-	78,906	78,906
Balance as September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518

Common Stock issued in connection with employee and director plans, net of tax withheld	110	13,231	-	-	13,231
Issuance of common stock for employee stock purchase plan	18	2,509	-	-	2,509
Foreign currency translation adjustment	-	-	(5,133)	-	(5,133)
Dividends declared	-	-	-	(57,926)	(57,926)
Share-based compensation	-	6,220	-	-	6,220
Net earnings	-	-	-	86,551	86,551
Balance as September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
	(52 weeks)	(53 weeks)	(52 weeks)

Operating activities:
Net earnings	$86,551	$78,906	$47,235
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	63,411	56,616	49,669
Amortization of intangibles and deferred costs	7,190	6,525	3,454
Intangible asset impairment charges	-	1,678	1,010
(Gains) Losses from disposals of property & equipment	11	(409)	220
Share-based compensation	6,220	5,318	4,269
Deferred income taxes	6,434	10,935	8,829
(Gain) Loss on marketable securities	-	(8)	315
Other	(199)	323	(95)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease (Increase) in accounts receivable	7,931	11,399	(32,778)
(Increase) Decrease in inventories	(1,006)	9,475	(49,431)
(Increase) Decrease in prepaid expenses	(2,983)	5,924	(9,343)
(Decrease) Increase in accounts payable and accrued liabilities	(494)	(14,403)	2,708
Net cash provided by operating activities	173,066	172,279	26,062

Investing activities:
Payments for purchases of companies, net of cash acquired	(7,014)	-	(221,301)
Purchases of property, plant and equipment	(73,569)	(104,737)	(87,291)
Proceeds from redemption and sales of marketable securities	-	9,716	12,026
Proceeds from disposal of property and equipment	699	1,781	399
Proceeds from insurance for fixed assets	2,218	-	-
Net cash (used in) investing activities	(77,666)	(93,240)	(296,167)

Financing activities:
Proceeds from issuance of stock	15,740	15,212	16,160
Borrowings under credit facility	71,000	114,000	125,000
Repayment of borrowings under credit facility	(98,000)	(142,000)	(70,000)
Payments for debt issuance costs	-	-	(225)
Payments on finance lease obligations	(151)	(180)	(279)
Payment of cash dividend	(56,957)	(53,877)	(48,437)
Net cash (used in) provided by financing activities	(68,368)	(66,845)	22,219

Effect of exchange rates on cash and cash equivalents	(3,219)	2,206	(125)

Net increase (decrease) in cash and cash equivalents	23,813	14,400	(248,011)

Cash and cash equivalents at beginning of period	49,581	35,181	283,192

Cash and cash equivalents at end of period	$73,394	$49,581	$35,181

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (“the Company”) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the foodservice and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our 2024, 2023, and 2022 fiscal years comprised 52 weeks, 53 weeks, and 52 weeks, respectively.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $21.9 million at September 28, 2024 and $18.9 million at September 30, 2023.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have a contract liability on our balance sheet as follows:

	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(in thousands)

Beginning Balance	$5,306	$4,926
Additions to contract liability	6,763	6,802
Amounts recognized as revenue	(7,271)	(6,422)
Ending Balance	$4,798	$5,306

Disaggregation of Revenue

See Note N for disaggregation of our net sales by class of similar product and type of customer.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.2 million on both September 28, 2024 and September 30, 2023, respectively.

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

We maintain cash balances at financial institutions located in various states and internationally. We have cash balances at four domestic banks totaling approximately $25.3 million that is in excess of federally insured limits.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 24 customers with accounts receivable balances of between $1 million and $10 million and five customers with a balance greater than $10 million, with the largest being approximately $22 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 45%, 43% and 43% of our sales during fiscal years 2024, 2023, and 2022, respectively, with our largest customer accounting for 9% of our sales in 2024, 9% of our sales in 2023, and 8% of our sales in 2022. Five of the ten customers are food distributors who sell our product to many end users.

About 30% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2024, 2023 or 2022.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for estimated credit losses. At September 28, 2024 and September 30, 2023, our accounts receivables were $189.2 million and $198.1 million, net of an allowance for estimated credit losses of $3.2 million and $3.2 million. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for estimated credit losses.

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

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. We held no investment securities at September 28, 2024 or September 30, 2023.

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

We account for our income taxes in accordance with the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

Additionally, we recognize a liability for income taxes and associated penalties and interest for tax positions taken or expected to be taken in a tax return which are more likely than not to be overturned by taxing authorities (“uncertain tax positions”). We have not recognized a tax benefit in our financial statements for these uncertain tax positions.

As of September 28, 2024, and September 30, 2023, the total amount of gross unrecognized tax benefits was $0.3 million and $0.3 million, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of September 28, 2024 and September 30, 2023, we had $0.3 million of accrued interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 30, 2023	$343
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 28, 2024	$343

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate in fiscal 2024 was 27.2%. Our effective tax rate in our fiscal 2023 year was 26.6% and in fiscal 2022 was 23.5%.

12.	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options, service share units (“RSU”)’s and performance share units (“PSU”)’s) or other contracts to issue common stock were exercised and converted into common stock.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our calculation of EPS is as follows:

	Fiscal year ended September 28, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$86,551	19,389	$4.46

Effect of dilutive securities
RSU's, PSU's and options	$-	60	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$86,551	19,449	$4.45

152,381 anti-dilutive shares have been excluded in the computation of fiscal year 2024 diluted EPS.

	Fiscal year ended September 30, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$78,906	19,257	$4.10

Effect of dilutive securities
RSU's, PSU's and options	$-	67	(0.02)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$78,906	19,324	$4.08

252,044 anti-dilutive shares have been excluded in the computation of fiscal year 2023 diluted EPS.

	Fiscal year ended September 24, 2022
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$47,235	19,148	$2.47

Effect of dilutive securities
RSU's, PSU's and options	$-	65	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$47,235	19,213	$2.46

287,558 anti-dilutive shares have been excluded in the computation of fiscal year 2022 diluted EPS.

13.	Accounting for Stock-Based Compensation

At September 28, 2024, the Company has two stock-based employee compensation plans. Pre-tax share-based compensation was recognized as follows:

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
	(in thousands)

Stock options	$1,281	$2,321	$3,148
Stock purchase plan	508	555	389
Stock issued to outside directors	188	145	-
Service share units issued to employees	2,565	1,440	732
Performance share units issued to employees	1,678	857	-
Total pre-tax share-based compensation	$6,220	$5,318	$4,269

Tax benefits	$1,538	$1,099	$935

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. No grants of options were made in fiscal 2024 or 2023. The following weighted average assumptions were used for grants in fiscal 2022: expected volatility of 25.8%; weighted average risk-free interest rates of 0.8%; dividend rate of 1.6%; and expected lives ranging between 4 and 10 years.

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

The Company issued 25,957 service share units (“RSU”)’s in fiscal 2024, 21,864 in fiscal 2023, and 9,200 in fiscal 2022. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.

The Company also issued 14,476 performance share units (“PSU”)’s in fiscal 2024, 21,260 in fiscal 2023 and 8,868 in fiscal 2022. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

14.	Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $11.1 million, $9.7 million, and $7.0 million for the fiscal years 2024, 2023, and 2022, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 28, 2024, we have approximately $122 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $1.2 million, $1.2 million, and $0.7 million for the fiscal years 2024, 2023, and 2022, respectively.

17.	Recent Accounting Pronouncements

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

Dippin’ Dots

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

The financial results of Dippin’ Dots have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings of Dippin’ Dots were $95.3 million and $12.9 million for the year ended September 28, 2024, $96.0 million and $13.0 million for the year ended September 30, 2023, and $33.7 million and $4.9 million for the year ended September 24, 2022. Dippin’ Dots is reported as part of our Food Service segment. Acquisition costs of $3.1 million were included within Administrative expenses for the year ended September 24, 2022.

Dippin' Dots Results Included in the Company's Consolidated Results

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
	(in thousands)

Net sales	$95,273	$95,963	$33,734
Net earnings	$12,852	$13,005	$4,859

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

J & J Snack Foods Corp and Dippin' Dots Unaudited Pro Forma Combined Financial Information

Fiscal year ended
September 24,
2022
(in thousands)

Net sales	$1,428,505
Net earnings	$49,191

Earnings per diluted share	$2.56
Weighted average number of diluted shares	19,213

Thinsters

On April 8, 2024, J & J Snack Foods Corp. completed the acquisition of the Thinsters cookie business from Hain Celestial Group as part of our growth strategy to increase our product portfolio. The purchase price was approximately $7.0 million, consisting entirely of cash.

The allocation of the purchase price to major classes of assets and liabilities was completed as of September 28, 2024. The purchase price allocation includes $1.1 million of Inventory acquired and $5.9 million of Intangible assets. Intangible assets include an indefinite lived Trade name with a fair value of $5.3 million, and an amortizing Customer relationship intangible asset with a fair value of $0.7 million. The Customer relationship intangible asset will amortize over a useful life of 10 years. The acquisition of Thinsters was accounted for using the acquisition method of accounting.

The financial results of Thinsters have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings of Thinsters were not deemed to be material for the year ended September 28, 2024. Thinsters is reported as part of our Food Service segment. Acquisition costs of $0.3 million were included within Administrative expenses for the year ended September 28, 2024.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – INVESTMENT SECURITIES

We classify our investment securities as marketable securities held to maturity and available for sale. The FASB defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB has established three levels of inputs that may be used to measure fair value:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Historically, our marketable securities held to maturity and available for sale consisted primarily of investments in mutual funds, preferred stock and corporate bonds. The fair values of mutual funds are based on quoted market prices in active markets and are classified within Level 1 of the fair value hierarchy. The fair values of preferred stock and corporate bonds are based on quoted prices for identical or similar instruments in markets that are not active. As a result, preferred stock and corporate bonds are classified within Level 2 of the fair value hierarchy.

As of September 28, 2024 and as of September 30, 2023, the Company held no held to maturity investment securities or marketable securities available for sale.

Proceeds from the sale and redemption of marketable securities were $9.7 million and $12.0 million in the years ended September 30, 2023 and September 24, 2022, respectively; with a loss of $0.7 million in 2023 and a gain of $0.3 million in 2022. We use the specific identification method to determine the cost of securities sold. Unrealized gains of $0.7 million and $0.3 million were recorded in 2023 and 2022, respectively.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 28,	September 30,
	2024	2023
	(in thousands)

Finished goods	$86,470	$86,472
Raw materials	29,830	30,537
Packaging materials	12,649	12,484
Equipment parts and other	44,192	42,046
Total inventories	$173,141	$171,539

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 28,	September 30,	Estimated
	2024	2023	Useful Lives (in years)
	(in thousands)

Land	$3,684	$3,684	-
Buildings and improvements	122,919	96,857	5	-	39.5
Plant machinery and equipment	475,194	445,299	5	-	20
Marketing equipment	317,269	296,482	5	-	7
Transportation equipment	15,796	14,367	5
Office equipment	48,589	47,393	3	-	5
Construction in Progress	28,592	56,116	-
	1,012,043	960,198
Less accumulated depreciation	620,858	574,295
Property, plant and equipment, net	$391,185	$385,903

Depreciation expense was $63.4 million, $56.6 million, and $49.7 million for fiscal years 2024, 2023, and 2022, respectively.

NOTE F – GOODWILL AND INTANGIBLE ASSETS

Our reportable segments are Food Service, Retail Supermarket, and Frozen Beverages.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 28, 2024		September 30, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$84,194	$-

Amortized intangible assets
Trade names	4,024	1,006	-	-
Franchise agreements	8,500	1,913	8,500	1,063
Customer relationships	23,550	12,369	22,900	10,080
Technology	23,110	5,170	23,110	2,879
License and rights	1,690	1,650	1,690	1,565
TOTAL FOOD SERVICE	$146,298	$22,108	$140,394	$15,587

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

Amortized intangible Assets
Customer relationships	7,700	7,700	7,687	7,256
TOTAL RETAIL SUPERMARKETS	$19,638	$7,700	$19,625	$7,256

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	844	1,439	689
Licenses and rights	1,400	1,282	1,400	1,212
TOTAL FROZEN BEVERAGES	$48,254	$2,126	$48,254	$1,901

CONSOLIDATED	$214,190	$31,934	$208,273	$24,744

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

Licenses and rights, customer relationships, franchise agreements, technology, certain trade names, and non-compete agreements are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with our annual impairment assessment conducted during the fourth quarter of 2023, we determined that the carrying amounts of three trade names exceeded their fair value as of September 30, 2023. As a result, the Company recorded an indefinite lived intangible asset impairment charge of $1.7 million in the fourth quarter of 2023. The intangible asset impairment charge is reflected in Intangible asset impairment charges in the Consolidated Statements of Earnings. The $1.7 million intangible asset impairment charge related to trade names in the Food Service segment. There were no impairment charges recorded in fiscal 2024.

In fiscal year 2024, intangible assets of $5.9 million were added in the food service segment from the acquisition of the Thinsters business. There were no intangible assets acquired in the fiscal year 2023. The acquisition included an indefinite lived Trade name intangible asset with a fair value of $5.3 million, and an amortizing Customer relationship intangible asset with a fair value of $0.7 million. The Customer relationship intangible asset will amortize over a useful life of 10 years.

Aggregate amortization expense of intangible assets for the fiscal years 2024, 2023, and 2022 was $7.2 million, $6.5 million, and $3.5 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $7.6 million in 2025, $6.6 million in 2026, $4.7 million in 2027, and $4.3 million in 2028 and 2029.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, 10 years for Franchise agreements, and 2 years for Trade names.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
	(in thousands)
September 28, 2024	$124,426	$4,146	$56,498	$185,070

September 30, 2023	$124,426	$4,146	$56,498	$185,070

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible assets. Goodwill is not amortized but is evaluated annually at year end by management for impairment. Our impairment analysis for fiscal years 2024, 2023, and 2022 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples. Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as: annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples. There were no impairment charges to goodwill in fiscal years 2024, 2023, or 2022.

No goodwill was acquired in fiscal year 2024. In fiscal year 2023, goodwill of $0.7 million was added in the food service segment from measurement period adjustments related to the prior year acquisition of Dippin’ Dots. In fiscal year 2022, goodwill of $62.6 million was added in the food service segment from the acquisition of Dippin’ Dots in the quarter ended June 25, 2022.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 28, 2024, the Company is in compliance with all financial covenants of the Credit Agreement.

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

As of September 28, 2024, there was no outstanding balance under the Amended Credit Agreement. As of September 28, 2024, the amount available under the Amended Credit Agreement was $212.7 million, after giving effect to the outstanding letters of credit of $12.3 million. As of September 30, 2023, $27.0 million was outstanding under the Credit Agreement with a weighted average interest rate of 6.48%. These borrowings were classified as Long-Term Debt on the Company’s Balance Sheet at the end of the prior fiscal year. As of September 30, 2023, the amount available under the Amended Agreement was $188.2 million, after giving effect to the outstanding letters of credit of $9.8 million.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INCOME TAXES

Income tax expense is as follows:

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
	(in thousands)

Current
U.S. Federal	$17,532	$6,447	$(374)
Foreign	1,983	6,149	2,854
State	6,447	4,349	3,210
Total current expense	25,962	16,945	5,690

Deferred
U.S. Federal	$5,028	$12,134	$10,834
Foreign	238	232	(394)
State	1,168	(703)	(1,611)
Total deferred expense	6,434	11,663	8,829
Total expense	$32,396	$28,608	$14,519

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for the fiscal years ended 2024, 2023 and 2022 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
	(in thousands)

Income taxes at federal statutory rates	$24,979	$22,578	$12,968
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	6,261	2,732	1,261
Share-based compensation	(233)	62	162
Tax effect in jurisdictions where rates differ from state	1,195	1,837	424
Other, net	194	1,399	(296)
Income tax expense	$32,396	$28,608	$14,519

Our effective tax rate in fiscal 2024 was 27.2%. Our effective tax rate in our fiscal 2023 year was 26.6% and our effective tax rate in fiscal 2022 was 23.5%.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities consist of the following:

	Fiscal year ended
	September 28,	September 30,
	2024	2023
	(in thousands)

Deferred tax assets:
Vacation accrual	$1,037	$1,215
Capital loss carry forwards	229	224
Unrealized gains/losses	298	451
Accrued insurance liability	4,071	3,511
Operating lease liabilities	42,542	23,996
Deferred income	30	44
Allowances	2,805	2,879
Inventory capitalization	1,850	1,702
Share-based compensation	1,960	1,960
Net operating loss	2,112	940
Bonus accrual	2,497	2,282
Foreign tax credit	185	250
Total deferred tax assets	59,616	39,454
Valuation allowance	(527)	(675)
Total deferred tax assets, net	59,089	38,779

Deferred tax liabilities:
Amortization of goodwill and other intangible assets	38,842	35,363
Depreciation of property, plant and equipment	67,073	61,185
Right-of-use assets	40,563	22,688
Accounting method change 481(a)	435	853
Total deferred tax liabilities	146,913	120,089
Total deferred tax liabilities, net	$87,824	$81,310

As of September 28, 2024, we have a federal net operating loss carry forward of approximately $1.8 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $0.4 million and will expire in 2033. Additionally, as of September 28, 2024, we have state net operating loss carry forwards of approximately $1.7 million. These state operating losses begin to expire in 2034. We have determined there are no limitations to the total use of these tax assets and, accordingly, have not recorded a valuation allowance for these deferred tax assets.

We have undistributed earnings of our Mexican and Canadian subsidiaries. We are no longer permanently reinvested in earnings of our foreign subsidiaries for any year. No material amount of additional U.S. federal income taxes is anticipated if our undistributed earnings in our Mexican and Canadian subsidiaries were repatriated to the U.S. However, if such funds were repatriated, it would not be a material amount, as a substantial amount, if not all of the earnings, are expected to be used in the respective foreign jurisdiction for business operations. The portion of funds that may be repatriated may be subject to a minimal amount of applicable federal and state income taxes and non-U.S. income and withholding taxes. The amount of unrecognized deferred income tax liabilities related to potential federal and state income taxes and foreign withholding taxes is immaterial.

We have closely monitored the development of Pillar Two – Global Minimum Tax – introduced by the Organization for Economic Co-operation and Development (“OECD”) and the impact on the Company’s effective tax rate. While we do not currently estimate a material impact on our consolidated financial statements, we will continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.

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

NOTE I ‑ COMMITMENTS AND CONTINGENCIES

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $15.3 million and $13.4 million at September 28, 2024 and September 30, 2023, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 28, 2024, and September 30, 2023, we had outstanding letters of credit totaling $12.3 million, and $9.8 million, respectively.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time period. Our recorded liability at September 28, 2024 and September 30, 2023 was $1.6 million and $2.0 million, respectively.

On August 19, 2024, we experienced a fire at our Holly Ridge plant in North Carolina. The building was damaged as a result of the fire, and plant operations were interrupted. We maintain property, general liability and business interruption insurance coverage. Based on the provisions of our insurance policies, we record estimated insurance recoveries for fire related costs for which recovery is deemed to be probable. In fiscal year 2024, we recorded $6.8 million of fire related costs, for all of which recovery was deemed to be probable. In fiscal year 2024, we received $5.0 million of insurance proceeds for inventory, fixed asset losses, and other fire related costs, and recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $1.8 million, which was recorded in prepaid expenses and other, in the Consolidated Balance Sheet as of September 28, 2024. We are still in the process of submitting our business interruption claim with the insurance company. We expect to continue to record additional costs and recoveries until the insurance claim is fully settled.

NOTE J ‑ CAPITAL STOCK

With the exception of shares withheld to cover taxes associated with the vesting of certain restricted stock units held by officers and employees, we did not purchase any shares of our common stock in our fiscal years ended September 28, 2024, September 30, 2023, and September 24, 2022.

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

There are approximately 501,000 shares reserved under the Plan for which options, restricted stock units, and performance awards have not yet been issued. There are options that were issued under prior option plans that have since been replaced that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six-month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2024, 2023, and 2022 employees purchased 18,243, 17,231 and 16,274 shares at average purchase prices of $140.15, $121.53, and $124.94, respectively. ESPP expense of $0.5 million, $0.6 million, and $0.3 million was recognized for fiscal years 2024, 2023, and 2022, respectively.

Stock Options

A summary of the status of our stock option plans as of fiscal years 2024, 2023, and 2022 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 25, 2021	447,622	146.98	293,737	132.29
Granted	103,405	132.38	11,545	132.38
Exercised	(67,782)	131.35	(60,581)	107.17
Canceled	(49,886)	150.85	(16,383)	151.50

Balance, September 24, 2022	433,359	146.98	228,318	132.29
Granted	-	-	-	-
Exercised	(83,401)	140.30	(11,294)	137.81
Canceled	(78,137)	143.96	(5,646)	153.04

Balance, September 30, 2023	271,821	147.45	211,378	140.79
Granted	-	-	-	-
Exercised	(53,300)	144.24	(50,247)	122.16
Canceled	(58,470)	158.50	(15,158)	161.87

Balance, September 28, 2024	160,051	144.49	145,973	145.01

Exercisable Options September 28, 2024	82,376	155.91	137,448	145.79

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no incentive stock option grants in fiscal years 2024 or 2023. The weighted-average fair value of incentive stock options granted during fiscal year ended September 24, 2022 was $23.36. There were no non-qualified stock options grants in fiscal years 2024 or 2023. The weighted-average fair value of non-qualified stock options granted during the fiscal year ended September 24, 2022 was $23.36. The total intrinsic value of stock options exercised was $3.4 million, $2.1 million and $4.1 million in fiscal years 2024, 2023, and 2022, respectively.

The total cash received from these option exercises was $13.2 million, $13.1 million and $14.1 million in fiscal years 2024, 2023, and 2022, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $0.6 million, $0.1 million and $0.7 million in fiscal years 2024, 2023, and 2022, respectively.

At September 28, 2024, the Company has unrecognized compensation expense of approximately $0.5 million related to stock options to be recognized over the next fiscal year.

The following table summarizes information about incentive stock options outstanding as of September 28, 2024:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Outstanding	Weighted-
			at	Remaining	Average	at	Average
Range of			September 28,	Contractual	Exercise	September 28,	Exercise
Exercise Prices			2024	Life	Price	2024	Price

$125.83	-	$153.04	98,476	2.3	$131.14	20,801	$126.49
$165.56	-	$192.13	61,575	1.6	$165.85	61,575	$165.85
Total options			160,051			82,376	155.91

The following table summarizes information about nonqualified stock options outstanding as of September 28, 2024:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number
			Outstanding	Average	Weighted-	Outstanding	Weighted-
			at	Remaining	Average	at	Average
Range of			September 28,	Contractual	Exercise	September 28,	Exercise
Exercise Prices			2024	Life	Price	2024	Price

$117.85	-	$132.38	72,055	2.0	$124.13	63,530	$123.03
$150.89	-	$191.40	73,918	4.6	$165.36	73,918	$165.36
Total options			145,973			137,448	145.79

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of our service share units (“RSU”)’s as of fiscal years 2024, 2023, and 2022 and the changes during the years ended on those dates is represented below.

		Weighted-
		Average
	Number of	Grant-Date	Weighted-
	Restricted	Fair Value	Average Remaining	Aggregate
	Stock Units	Per Share	Contractual Life	Intrinsic Value
				(in thousands)
Nonvested at September 25, 2021	-	-
Granted	9,200	154.85
Vested	-	-
Canceled	-	-

Nonvested at September 24, 2022	9,200	154.85	2.1
Granted	21,864	154.32
Vested	(3,165)	154.94
Canceled	-	-

Nonvested at September 30, 2023	27,899	154.46	2.2
Granted	25,957	166.10
Vested	(6,390)	155.26
Canceled	(2,270)	158.14

Nonvested at September 28, 2024	45,196	157.32	1.9	7,722

As of September 28, 2024, the Company has unrecognized compensation expense of approximately $4.1 million related to the RSU’s.

Performance Share Units

A summary of our performance share units (“PSU”)’s as of fiscal years 2024, 2023, and 2022 and the changes during the years ended on those dates is represented below. The shares are represented at the target award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria.

		Weighted-
		Average
	Number of	Grant-Date	Weighted-
	Performance	Fair Value	Average Remaining	Aggregate
	Share Units	Per Share	Contractual Life	Intrinsic Value
				(in thousands)
Nonvested at September 25, 2021	-	-
Granted	8,868	155.01
Vested	-	-
Canceled	-	-

Nonvested at September 24, 2022	8,868	155.01	2.1
Granted	21,260	155.29
Vested	-	-
Canceled (1)	(8,868)	-

Nonvested at September 30, 2023	21,260	155.29	2.2
Granted	14,476	167.44
Vested	-	-
Canceled (1)	(4,752)	163.28

Nonvested at September 28, 2024	30,984	160.47	1.6	5,294

(1)	Includes adjustments for performance achievement.

As of September 28, 2024, the Company has unrecognized compensation expense of approximately $2.8 million related to the PSU’s.

NOTE L – 401(k) PROFIT‑SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit sharing and matching 401(k) contributions. Contributions of $3.2 million, $2.8 million, and $2.5 million were made in fiscal years 2024, 2023, and 2022, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal year ended
	September 28,	September 30,	September 24,
	2024	2023	2022
		(in thousands)
Cash paid for:
Interest	$1,787	$4,745	$945
Income taxes	26,923	8,617	16,814

Non cash items:
Obtaining a right-of-use asset in exchange for a lease liability	$84,565	$54,050	$11,783

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

	September 28,	September 30,	September 24,
	2024	2023	2022
	(52 weeks)	(53 weeks)	(52 weeks)
	(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$222,237	$235,572	$205,752
Frozen novelties	147,995	145,425	78,183
Churros	114,306	108,927	88,242
Handhelds	86,053	82,292	92,130
Bakery	387,129	378,149	381,526
Other	27,475	31,475	26,854
Total Food Service	$985,195	$981,840	$872,687

Retail Supermarket
Soft pretzels	$61,744	$60,272	$61,925
Frozen novelties	112,192	115,807	108,911
Biscuits	24,229	25,074	24,695
Handhelds	26,253	16,655	5,640
Coupon redemption	(3,162)	(2,561)	(3,713)
Other	52	181	485
Total Retail Supermarket	$221,308	$215,428	$197,943

Frozen Beverages
Beverages	$230,030	$224,655	$184,063
Repair and maintenance service	96,589	95,941	89,840
Machines revenue	38,188	37,933	33,601
Other	3,445	3,032	2,522
Total Frozen Beverages	$368,252	$361,561	$310,026

Consolidated sales	$1,574,755	$1,558,829	$1,380,656

Depreciation and amortization:
Food Service	46,131	39,758	$29,807
Retail Supermarket	1,736	1,966	1,536
Frozen Beverages	22,734	21,417	21,780
Total depreciation and amortization	$70,601	$63,141	$53,123

Operating Income:
Food Service	$49,454	$49,778	$18,512
Retail Supermarket	16,632	9,375	9,487
Frozen Beverages	51,459	50,365	33,800
Total operating income	$117,545	$109,518	$61,799

Capital expenditures:
Food Service	$46,127	$79,388	$61,738
Retail Supermarket	21	1,824	8,885
Frozen Beverages	27,421	23,525	16,668
Total capital expenditures	$73,569	$104,737	$87,291

Assets:
Food Service	$971,600	$903,518	$893,045
Retail Supermarket	34,609	34,232	20,302
Frozen Beverages	358,892	339,486	303,619
Total assets	$1,365,101	$1,277,236	$1,216,966

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes to the components of accumulated other comprehensive loss are as follows:

Fiscal Year Ended September 28, 2024
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(10,166)
Other comprehensive (loss)	(5,133)
Ending Balance	$(15,299)

Fiscal Year Ended September 30, 2023
(in thousands)

Foreign Currency
Translation Adjustments

Beginning Balance	$(13,713)
Other comprehensive income	3,547
Ending Balance	$(10,166)

NOTE P – LEASES

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate from some of our office, warehouse, and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 19 years.

We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 1 year to 4 years.

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

As of September 28, 2024, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.0%, respectively. As of September 30, 2023, the weighted-average discount rate of our operating and finance leases was 4.4% and 3.9%, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Fiscal year ended	Fiscal year ended
	September 28, 2024	September 30, 2023
Operating lease cost in Cost of goods sold and Operating expenses	$27,646	$17,352
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating expenses	$159	$270
Interest on lease liabilities in Interest expense & other	30	22
Total finance lease cost	$189	$292
Short-term lease cost in Cost of goods sold and Operating expenses	-	-
Total net lease cost	$27,835	$17,644

Supplemental balance sheet information related to leases is as follows:

	September 28, 2024	September 30, 2023
Operating Leases
Operating lease right-of-use assets	$152,383	$88,868

Current operating lease liabilities	$19,063	$16,478
Noncurrent operating lease liabilities	140,751	77,631
Total operating lease liabilities	$159,814	$94,109

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$601	$789

Current finance lease liabilities	$243	$201
Noncurrent finance lease liabilities	445	600
Total finance lease liabilities	$688	$801

Supplemental cash flow information related to leases is as follows:

	Fiscal year ended	Fiscal year ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,784	$17,536
Operating cash flows from finance leases	$30	$22
Financing cash flows from finance leases	$151	$180

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$84,565	$54,050
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of September 28, 2024, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
2025	$26,021	$259
2026	22,992	193
2027	21,881	158
2028	18,666	109
2029	14,068	18
Thereafter	121,275	-
Total minimum payments	224,903	737
Less amount representing interest	(65,089)	(49)
Present value of lease obligations	$159,814	$688

As of September 28, 2024, the weighted-average remaining term of our operating and finance leases was 12.6 years and 3.6 years, respectively.

As of September 30, 2023, the weighted-average remaining term of our operating and finance leases was 10.3 years and 4.2 years, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q – Related Parties

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. In the fiscal years ended 2024, 2023, and 2022, the Company paid NFI $69.0 million, $55.9 million and $29.5 million, respectively.

Of the amounts paid to NFI, the amount related to transportation management services performed by NFI was $1.0 million in fiscal year 2024, $0.8 million in fiscal year 2023, and $0.6 million in fiscal year 2022.

Of the amounts paid to NFI, the amount related to labor management services performed by NFI was $10.5 million in fiscal year 2024 and $0.8 million in fiscal year 2023. No labor management services were performed by NFI in fiscal year 2022.

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. The distribution center is operated by NFI for the Company, pursuant to a Service Labor Management Agreement. Under the Service Labor Management Agreement, NFI provides logistics and warehouse management services. NFI continues to perform transportation-related management services for the Company as well. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of September 28, 2024, $27.4 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $28.0 million was recorded as a non-current operating lease liability. As of September 30, 2023, $28.4 million was recorded as an operating right-of-use asset, $0.5 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. Of the amounts paid to NFI, the Company made lease payments totaling $1.8 million and $0.2 million in the fiscal years ended 2024 and 2023, respectively. No payments on the lease were made to NFI during the fiscal year ended 2022.

The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. As of September 28, 2024, and September 30, 2023, related party trade payables of approximately $0.6 million and $3.4 million, respectively, were recorded as accounts payable.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2024	Allowance for credit losses	$3,182	$659	$614	(1)	$3,227
2023	Allowance for credit losses	$2,158	$1,428	$404	(1)	$3,182
2022	Allowance for credit losses	$1,405	$1,781	$1,028	(1)	$2,158

(1) Write-offs of uncollectible accounts receivable.

S-1