Form 10-Q
period 2024-12-28
J&J SNACK FOODS CORP
filed 2025-02-06
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 28, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 0-14616

J&J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fellowship Road,	08054
Mt. Laurel, New Jersey	(Zip code)
(Address of principal executive offices)

Telephone (856) 665-9533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	JJSF	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 3, 2025
Common Stock, no par value	19,490,254 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 28,
	2024	September 28,
	(unaudited)	2024
Assets
Current assets
Cash and cash equivalents	$73,562	$73,394
Accounts receivable, net of allowances of $23,329 and $25,106	163,837	189,233
Inventories	169,752	173,141
Prepaid expenses and other	20,387	14,646
Total current assets	427,538	450,414

Property, plant and equipment, at cost
Land	3,684	3,684
Buildings and improvements	122,963	122,919
Plant machinery and equipment	481,211	475,194
Marketing equipment	320,344	317,269
Transportation equipment	16,053	15,796
Office equipment	48,840	48,589
Construction in progress	33,940	28,592
Total Property, plant and equipment, at cost	1,027,035	1,012,043
Less accumulated depreciation and amortization	633,300	620,858
Property, plant and equipment, net	393,735	391,185

Other non-current assets
Goodwill	185,070	185,070
Trade name intangible assets, net	109,192	109,695
Other intangible assets, net	71,142	72,561
Operating lease right-of-use assets	156,164	152,383
Other	3,946	3,793
Total other non-current assets	525,514	523,502
Total Assets	$1,346,787	$1,365,101

Liabilities and Stockholders’ Equity
Current liabilities
Current finance lease liabilities	$252	$243
Accounts payable	81,340	89,268
Accrued insurance liability	17,872	16,933
Accrued liabilities	11,419	10,063
Current operating lease liabilities	20,077	19,063
Accrued compensation expense	16,475	23,325
Dividends payable	15,193	15,178
Total current liabilities	162,628	174,073

Long-term debt	-	-
Noncurrent finance lease liabilities	501	445
Noncurrent operating lease liabilities	143,813	140,751
Deferred income taxes	87,713	87,824
Other long-term liabilities	5,292	5,038

Stockholders’ Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,479,000 and 19,460,000 respectively	139,013	136,516
Accumulated other comprehensive loss	(17,876)	(15,299)
Retained Earnings	825,703	835,753
Total stockholders’ equity	946,840	956,970
Total Liabilities and Stockholders’ Equity	$1,346,787	$1,365,101

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended
	December 28,	December 30,
	2024	2023

Net sales	$362,598	$348,308
Cost of goods sold	268,697	253,723
Gross profit	93,901	94,585

Operating expenses
Marketing	28,669	27,472
Distribution	39,610	40,303
Administrative	18,903	18,199
Other general expense (income)	480	(1,072)
Total operating expenses	87,662	84,902

Operating Income	6,239	9,683

Other income (expense)
Investment income	1,037	798
Interest expense	(212)	(560)

Earnings before income taxes	7,064	9,921

Income tax expense	1,921	2,639

NET EARNINGS	$5,143	$7,282

Earnings per diluted share	$0.26	$0.37

Weighted average number of diluted shares	19,563	19,423

Earnings per basic share	$0.26	$0.38

Weighted average number of basic shares	19,471	19,344

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended
	December 28,	December 30,
	2024	2023

Net earnings	$5,143	$7,282

Foreign currency translation adjustments	(2,577)	1,935
Total other comprehensive (loss) income	(2,577)	1,935

Comprehensive income	$2,566	$9,217

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited) (in thousands)

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970
Common stock issued upon exercise of stock options, net of shares withheld for taxes	12	1,924	-	-	1,924
Common stock issued upon vesting of service share units, net of shares withheld for taxes	7	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	(2,577)	-	(2,577)
Dividends declared ($0.78 per share)	-	-	-	(15,193)	(15,193)
Share-based compensation	-	1,125	-	-	1,125
Net earnings	-	-	-	5,143	5,143

Balance at December 28, 2024	19,479	$139,013	$(17,876)	$825,703	$946,840

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518
Common stock issued upon exercise of stock options, net of shares withheld for taxes	31	4,481	-	-	4,481
Common stock issued upon vesting of service share units, net of shares withheld for taxes	4	-
Foreign currency translation adjustment	-	-	1,935	-	1,935
Dividends declared ($0.74 per share)	-	-	-	(14,235)	(14,235)
Share-based compensation	-	1,480	-	-	1,480
Net earnings	-	-	-	7,282	7,282

Balance at December 30, 2023	19,367	$120,517	$(8,231)	$800,175	$912,461

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Three months ended
	December 28,	December 30,
	2024	2023
Operating activities:
Net earnings	$5,143	$7,282
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	15,814	15,176
Amortization of intangibles and deferred costs	1,930	1,616
Loss (Gain) from disposals of property & equipment	146	(23)
Share-based compensation	1,125	1,480
Deferred income taxes	(158)	(192)
Other	(93)	157
Changes in assets and liabilities
Decrease in accounts receivable	24,987	32,407
Decrease (Increase) in inventories	3,164	(971)
(Increase) Decrease in prepaid expenses	(5,769)	2,625
(Decrease) in accounts payable and accrued liabilities	(11,127)	(10,604)
Net cash provided by operating activities	35,162	48,953

Investing activities:
Purchases of property, plant and equipment	(19,065)	(19,930)
Proceeds from disposal of property and equipment	131	82
Net cash used in investing activities	(18,934)	(19,848)

Financing activities:
Proceeds from issuance of stock	1,372	4,481
Borrowings under credit facility	15,000	15,000
Repayment of borrowings under credit facility	(15,000)	(35,000)
Payments on finance lease obligations	(42)	(85)
Payment of cash dividends	(15,178)	(14,209)
Net cash used in financing activities	(13,848)	(29,813)

Effect of exchange rates on cash and cash equivalents	(2,212)	1,147
Net increase in cash and cash equivalents	168	439

Cash and cash equivalents at beginning of period	73,394	49,581

Cash and cash equivalents at end of period	$73,562	$50,020

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of operations and cash flows.

The results of operations for the three months ended December 28, 2024 and December 30, 2023 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024.

Note 2	Business Combinations

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

The financial results of Thinsters have been included in our consolidated financial statements since the date of the acquisition and are reported as part of our Food Service segment. Sales and net earnings of Thinsters were not deemed to be material for the three months ended December 28, 2024.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $20.0 million at December 28, 2024 and $21.9 million at September 28, 2024.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended
	December 28,	December 30,
	2024	2023
	(in thousands)

Beginning Balance	$4,798	$5,306
Additions to contract liability	1,483	1,400
Amounts recognized as revenue	(1,854)	(1,771)
Ending Balance	$4,427	$4,935

Disaggregation of Revenue

See Note 11 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.4 million and $3.2 million on December 28, 2024 and September 28, 2024, respectively.

Note 4	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology, and certain trade names arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $15.8 million and $15.2 million for the three months ended December 28, 2024 and December 30, 2023, respectively.

Note 5	Earnings Per Share

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

	Three months ended December 28, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$5,143	19,471	$0.26

Effect of Dilutive Securities
RSU’s, PSU’s, and options	-	92	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$5,143	19,563	$0.26

20,546 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 28, 2024.

	Three months ended December 30, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$7,282	19,344	$0.38

Effect of Dilutive Securities
RSU’s, PSU’s, and options	-	79	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$7,282	19,423	$0.37

188,077 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 30, 2023.

Note 6	Share-Based Compensation

At December 28, 2024, the Company has two stock-based employee compensation plans. Pre—tax share-based compensation expense was recognized as follows:

	Three months ended
	December 28,	December 30,
	2024	2023
	(in thousands)

Stock options	$150	$431
Stock purchase plan	88	99
Stock issued to outside directors	43	54
Service share units issued to employees	595	521
Performance share units issued to employees	249	375
Total share-based compensation	$1,125	$1,480

Tax benefits	$326	$321

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

The Company did not grant any stock options during the three months ended December 28, 2024, or during the three months ended December 30, 2023.

During the three months ended December 28, 2024, the Company issued 13,557 service share units (“RSU”)’s. Each RSU entitles the awardee to one share of common stock upon vesting. During the three months ended December 30, 2023, the Company issued 9,751 RSU’s. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.

During the three months ended December 28, 2024, the Company also issued 13,548 performance share units (“PSU”)’s. During the three months ended December 30, 2023, the Company issued 9,743 PSU’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both December 28, 2024 and September 28, 2024, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 28, 2024 and September 28, 2024, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate for the three months ended December 28, 2024 was 27.2%, which is higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions. Our effective tax rate was 26.6% in last fiscal year’s quarter, which is higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions.

Note 8	New Accounting Pronouncements and Policies

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” This guidance improves disclosure requirements and provides more detailed information around an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 28, 2024, the Company is in compliance with all financial covenants terms of the Credit Agreement.

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

As of December 28, 2024, and as of September 28, 2024, there was no outstanding balance under the Amended Credit Agreement. As of December 28, 2024, and as of September 28, 2024, the amount available under the Amended Credit Agreement was $212.7 million, after giving effect to the outstanding letters of credit.

Note 10	Inventory

Inventories consist of the following:

	December 28,	September 28,
	2024	2024
	(unaudited)
	(in thousands)

Finished goods	$79,344	$86,470
Raw materials	33,067	29,830
Packaging materials	12,775	12,649
Equipment parts and other	44,566	44,192
Total Inventories	$169,752	$173,141

Note 11	Segment Information

Our reportable segments are Food Service, Retail Supermarkets, and Frozen Beverages. We principally sell our products to the food service and retail supermarket industries. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements. We maintain separate and discrete financial information for the three operating segments mentioned below which is available to our Chief Operating Decision Maker.

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

	Three months ended
	December 28,	December 30,
	2024	2023
	(in thousands)
Sales to External Customers:
Food Service
Soft pretzels	$52,539	$50,128
Frozen novelties	23,118	21,050
Churros	25,472	28,061
Handhelds	23,703	22,047
Bakery	108,746	101,982
Other	5,305	5,341
Total Food Service	$238,883	$228,609

Retail Supermarket
Soft pretzels	$17,078	$18,447
Frozen novelties	16,113	12,861
Biscuits	6,963	7,032
Handhelds	5,138	5,510
Coupon redemption	(528)	(332)
Other	(47)	241
Total Retail Supermarket	$44,717	$43,759

Frozen Beverages
Beverages	$44,654	$41,950
Repair and maintenance service	23,639	24,559
Machines revenue	10,047	8,889
Other	658	542
Total Frozen Beverages	$78,998	$75,940

Consolidated Sales	$362,598	$348,308

Depreciation and Amortization:
Food Service	$11,948	$10,673
Retail Supermarket	283	527
Frozen Beverages	5,513	5,592
Total Depreciation and Amortization	$17,744	$16,792

Operating Income :
Food Service	$1,672	$6,016
Retail Supermarket	392	452
Frozen Beverages	4,175	3,215
Total Operating Income	$6,239	$9,683

Capital Expenditures:
Food Service	$12,607	$11,865
Retail Supermarket	25	2
Frozen Beverages	6,433	8,063
Total Capital Expenditures	$19,065	$19,930

Assets:
Food Service	$973,260	$930,533
Retail Supermarket	34,459	36,219
Frozen Beverages	339,068	325,805
Total Assets	$1,346,787	$1,292,557

Note 12	Goodwill and Intangible Assets

Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of December 28, 2024 and September 28, 2024 are as follows:

	December 28, 2024		September 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$85,424	$-

Amortized intangible assets
Trade names	4,024	1,509	4,024	1,006
Franchise agreements	8,500	2,125	8,500	1,913
Customer relationships	23,550	12,935	23,550	12,369
Technology	23,110	5,742	23,110	5,170
License and rights	1,690	1,671	1,690	1,650

TOTAL FOOD SERVICE	$146,298	$23,982	$146,298	$22,108

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

TOTAL RETAIL SUPERMARKETS	$11,938	$-	$11,938	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	875	1,439	844
Licenses and rights	1,400	1,299	1,400	1,282

TOTAL FROZEN BEVERAGES	$48,254	$2,174	$48,254	$2,126

CONSOLIDATED	$206,490	$26,156	$206,490	$24,234

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 28, 2024 and December 30, 2023 was $1.9 million and $1.6 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5.7 million in 2025 (excluding the three months ended December 28, 2024), $6.6 million in 2026, $4.7 million in 2027, and $4.3 million in both 2028 and 2029.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, 10 years for Franchise agreements, and 2 years for Trade names.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverages segments are as follows:

	December 28,	September 28,
	2024	2024
	(in thousands)
Food Service	$124,426	$124,426
Retail Supermarket	4,146	4,146
Frozen Beverages	56,498	56,498
Total goodwill	$185,070	$185,070

Note 13	Commitments and Contingencies

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $16.0 million and $15.3 million at December 28, 2024 and September 28, 2024, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both December 28, 2024 and September 28, 2024, we had outstanding letters of credit totaling $12.3 million.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claim payments and a calculated lag time period. Our recorded liability at December 28, 2024 and September 28, 2024 was $1.7 million and $1.6 million, respectively.

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

In the three months ended September 28, 2024, we recorded $6.8 million of fire related costs, for all of which recovery was deemed to be probable, and we received $5.0 million of insurance proceeds for inventory, fixed asset losses, and other fire related costs. Additionally, we recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $1.8 million, which was recorded in prepaid expenses and other, in the Consolidated Balance Sheet as of September 28, 2024.

In the three months ended December 28, 2024, we recorded an additional $8.4 million of fire related costs, for all of which recovery was deemed to be probable, and we received $1.0 million of insurance proceeds for inventory and business interruption losses. Additionally, we recorded a gain of $0.5 million in cost of goods sold in the Consolidated Statement of Earnings representing the proceeds received in excess of losses recognized and we recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $9.7 million, which was recorded in prepaid expenses and other, in the Consolidated Balance Sheet as of December 28, 2024.

Note 14	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended
	December 28, 2024	December 30, 2023
	(in thousands)
Foreign currency translation adjustments
Beginning balance	$(15,299)	$(10,166)
Foreign currency translation adjustment (loss) gain	(2,577)	1,935
Ending balance	$(17,876)	$(8,231)

Accumulated other comprehensive loss	$(17,876)	$(8,231)

Note 15	Leases

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

We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 1 year to 7 years.

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

As of December 28, 2024, the weighted-average discount rate of our operating and finance leases was 5.3% and 4.4%, respectively. As of September 28, 2024, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.0%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended	Three months ended
	December 28, 2024	December 30, 2023
Operating lease cost in Cost of goods sold and Operating Expenses	$7,627	$5,894
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$159	$53
Interest on lease liabilities in Interest expense & other	7	8
Total finance lease cost	$166	$61
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$7,793	$5,955

 Supplemental balance sheet information related to leases is as follows:

	December 28, 2024	September 28, 2024
Operating Leases
Operating lease right-of-use assets	$156,164	$152,383

Current operating lease liabilities	$20,077	$19,063
Noncurrent operating lease liabilities	143,813	140,751
Total operating lease liabilities	$163,890	$159,814

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$707	$601

Current finance lease liabilities	$252	$243
Noncurrent finance lease liabilities	501	445
Total finance lease liabilities	$753	$688

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,382	$5,972
Operating cash flows from finance leases	$7	$8
Financing cash flows from finance leases	$42	$85

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$9,616	$49,854
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of December 28, 2024, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Nine months ending September 27, 2025	$20,680	$174
2026	25,019	201
2027	23,925	206
2028	20,637	151
2029	15,829	50
Thereafter	121,899	50
Total minimum payments	227,989	832
Less amount representing interest	(64,099)	(79)
Present value of lease obligations	$163,890	$753

As of December 28, 2024 the weighted-average remaining term of our operating and finance leases was 12.8 years and 4.0 years, respectively.

As of September 28, 2024 the weighted-average remaining term of our operating and finance leases was 12.6 years and 3.6 years, respectively.

Note 16	Related Parties

NFI Industries, Inc.

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc. In the three months ended December 28, 2024 and December 30 2023, the Company paid NFI $18.8 million and $14.5 million, respectively.

Of the amounts paid to NFI, the amount related to transportation management services performed by NFI was $0.2 million in the three months ended December 28, 2024 and $0.3 million in the three months ended December 30, 2023.

Of the amounts paid to NFI, the amount related to labor management services performed by NFI was $3.8 million in the three months ended December 28, 2024 and $1.3 million in the three months ended December 30, 2023.

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. The distribution center is operated by NFI for the Company, pursuant to a Service Labor Management Agreement. Under the Service Labor Management Agreement, NFI provides logistics and warehouse management services. NFI continues to perform transportation-related management services for the Company as well. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of December 28, 2024, $27.2 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $27.9 million was recorded as a non-current operating lease liability. As of September 28, 2024, $27.4 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $28.0 million was recorded as a non-current operating lease liability. Of the amounts paid to NFI, the Company made lease payments totaling $0.5 million in both of the three months ended December 28, 2024 and December 30, 2023.

The remainder of the costs related to amounts that were passed through to the third-party distribution and shipping vendors that are being managed on the Company’s behalf by NFI. In the three months ended December 28, 2024 and December 30, 2023, the Company made payments to NFI that were passed through to the third party distribution and shipping vendors totaling $14.3 million and $12.4 million, respectively.

As of December 28, 2024, and September 28, 2024, related party trade payables of approximately $2.6 million and $0.6 million, respectively, were recorded as accounts payable.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

AMC Global

We incur related party expenses for attitudinal and research services with AMC Global, a global marketing research company. The husband of our director, Marjorie Roshkoff, is CEO and owner of AMC Global. In the three months ended December 28, 2024, the Company did not incur any expenses with AMC Global, and in the three months ended December 30, 2023, the Company paid AMC Global $11,000 for these expenses.

Additionally, the Company pays board advisory consulting fees to the husband of our director, Marjorie Roshkoff. In both the three months ended December 28, 2024 and December 30, 2023, the Company paid $13,000 for these board advisory consulting fees.

Note 17	Reclassifications

Certain prior year financial statements amounts have been reclassified to be consistent with the presentation for the current year.

Note 18	Subsequent Events

On February 3, 2025, the Company announced that the Board of Directors authorized a $50.0 million share repurchase program that will be effective for two years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "if," "may," "believe," "plan,", "goals," "estimate," "expect," "project," "continue," "forecast," "intend," "may," "could," "should," "will," and other similar expressions. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry (or the industries of our customers), the success of new product innovations, and the future impact of our supply chain efficiency projects, including investments in additional production capacity and logistics and warehousing operations. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. We intend that such forward-looking statements be subject to the safe harbor provisions of the Securities Act and the Exchange Act.

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

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our financial statements with a narrative form from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 28, 2024.

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

Business Trends and Strategy

Our results are impacted by macroeconomic and demographic trends and changes in consumer behavior. The U.S. economy has experienced economic volatility and uncertainty in recent years, which has had, and we expect might continue to have, an impact on consumer behavior. Consumer spending may continue to be impacted by levels of discretionary income and the impact of that on the consumer’s decisions making around their purchases. In addition, inflation continues to impact our business and fluctuating raw material costs may continue to impact the costs of our products.

To help combat these potential headwinds, we strategically look to improve our operational efficiencies and margins, as well as expand our growth opportunities across our various channels and customers. Some recent examples of implementing these strategies include:

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

●	Implementation of a new ERP system in fiscal 2022 which has helped to create efficiencies and streamline processes.
●

Many examples of successful cross-selling and leveraging our brands across customer channels, including our recent expansion of the breadth and depth of our Dippin’ Dots brand across the theater channel, as well as looking to penetrate that brand into the retail market.

●	Further expansion of our SuperPretzel brand across the retail market through the launch of Bavarian Sticks.
●	Our fiscal year 2023 rollout of our new Hola! Churros brand.
●	Our fiscal year 2022 acquisition of Dippin’ Dots, and our fiscal year 2024 acquisition of Thinsters.

RESULTS OF OPERATIONS – Three months ended December 28, 2024

The following discussion provides a review of results for the three months ended December 28, 2024 as compared with the three months ended December 30, 2023.

Summary of Results	Three months ended
	December 28,	December 30,
	2024	2023	% Change
	(in thousands)

Net sales	$362,598	$348,308	4.1%

Cost of goods sold	268,697	253,723	5.9%
Gross profit	93,901	94,585	(0.7)%

Operating expenses
Marketing	28,669	27,472	4.4%
Distribution	39,610	40,303	(1.7)%
Administrative	18,903	18,199	3.9%
Other general expense (income)	480	(1,072)	(144.8)%
Total operating expenses	87,662	84,902	3.3%

Operating income	6,239	9,683	(35.6)%

Other income (expense)
Investment income	1,037	798	29.9%
Interest expense	(212)	(560)	(62.1)%

Earnings before income taxes	7,064	9,921	(28.8)%

Income tax expense	1,921	2,639	(27.2)%

NET EARNINGS	$5,143	$7,282	(29.4)%

Comparisons as a Percentage of Net Sales	Three months ended
	December 28,	December 30,
	2024	2023	Basis Pt Chg
Gross profit	25.9%	27.2%	(130)
Marketing	7.9%	7.9%	-
Distribution	10.9%	11.6%	(70)
Administrative	5.2%	5.2%	-
Operating income	1.7%	2.8%	(110)
Earnings before income taxes	1.9%	2.8%	(90)
Net earnings	1.4%	2.1%	(70)

Net Sales

Net sales increased $14.3 million, or 4.1%, to $362.6 million for the three months ended December 28, 2024. Revenue increases were seen in each of the Company’s business segments. Organic sales growth was driven by growth within the Company’s Retail Supermarket and Frozen Beverages business segments. We also saw strong growth across most of our core products in the Food Service business segment, in addition to contractual pricing true-ups on costing of certain raw material ingredients, which more than offset some volume decreases in certain product categories.

Gross Profit

Gross Profit decreased by $0.7 million, or 0.7%, to $93.9 million for the three months ended December 28, 2024. As a percentage of sales, gross profit decreased from 27.2% to 25.9%. This decrease reflected negative margin impacts from comparatively rising raw material costs and other inflationary pressures that outweighed recent pricing actions. The cost of key ingredients including eggs, chocolates, and fruit fillings have experienced significant inflationary increases, with that headwind partially offset by inflationary declines in dairy, flour, and cheese costs. Additionally, mix changes within our bakery business, as well as the loss of some limited time offer churro volumes from prior year, and some hurricane related impacts, all negatively impacted current quarter gross profit when compared to prior year quarter.

Operating Expenses

Operating Expenses increased $2.8 million, or 3.3%, to $87.7 million for the three months ended December 28, 2024. As a percentage of sales, operating expenses decreased from 24.4% to 24.2%. As a percentage of sales, distribution expenses decreased from 11.6% to 10.9%, with the decrease driven by the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain, combined with the impact of $2.2 million of non-recurring expenses in the prior year for start-up costs related to our regional distribution center supply chain transformation. As a percentage of sales, marketing expenses remained flat at 7.9%, and general and administrative expenses remained flat at 5.2%.

Other Income and Expense

Investment income increased $0.2 million or 30% to $1.0 million for the three months ended December 28, 2024 due to higher average cash balances and higher interest rates on foreign cash balances. Interest expense decreased by $0.3 million, or 62%, to $0.2 million for the three months ended December 28, 2024 due to the decrease in the Company’s average outstanding borrowings on the Amended Credit Agreement for the three months ended December 28, 2024, as compared to the prior year period.

Income Tax Expense

Our effective tax rate was 27% for the three months ended December 28, 2024, as well as for the three months ended December 30, 2023.

Net Earnings

Net earnings decreased by $2.1 million, or 29.4%, to $5.1 million for the three months ended December 28, 2024, due to the aforementioned items.

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

	Three months ended
	December 28,	December 30,
	2024	2023	% Change
	(in thousands)
Net sales
Food Service	$238,883	$228,609	4.5%
Retail Supermarket	44,717	43,759	2.2%
Frozen Beverages	78,998	75,940	4.0%
Total sales	$362,598	$348,308	4.1%

	Three months ended
	December 28,	December 30,
	2024	2023	% Change
	(in thousands)

Operating income
Food Service	$1,672	$6,016	(72.2)%
Retail Supermarket	392	452	(13.3)%
Frozen Beverages	4,175	3,215	29.9%
Total operating income	$6,239	$9,683	(35.6)%

Food Service Segment Results

	Three months ended
	December 28,	December 30,
	2024	2023	% Change
	(in thousands)

Food Service sales to external customers
Soft pretzels	$52,539	$50,128	4.8%
Frozen novelties	23,118	21,050	9.8%
Churros	25,472	28,061	(9.2)%
Handhelds	23,703	22,047	7.5%
Bakery	108,746	101,982	6.6%
Other	5,305	5,341	(0.7)%
Total Food Service sales	$238,883	$228,609	4.5%

Food Service operating income	$1,672	$6,016	(72.2)%

Sales to food service customers increased $10.3 million, or 4.5%, to $238.9 million for the three months ended December 28, 2024. Soft pretzels sales to food service customers increased 4.8% to $52.5 million, with the increase largely attributable to volume increases seen within the category on our key brands. Frozen novelties sales increased 9.8% to $23.1 million, with the increase largely attributable to strong Dippin’ Dots sales growth in the quarter compared with the prior year quarter. Churro sales decreased 9.2% to $25.5 million with the decrease largely driven by the lapping of the benefit of limited time offer churro volumes for a quick serve restaurant in prior year, partially offset by new business growth. Sales of bakery products increased by 6.6% to $108.7 million, with the increase largely attributable to contractual pricing true-ups on costing of certain raw material ingredients, as well as strong volume growth in our cookie portfolio, offset somewhat by volume declines in our pie portfolio related to the loss of some seasonal business with a declining margin profile that we bid on, but did not retain. Sales of handhelds increased 7.5% to $23.7 million, with the increase attributable to contractual pricing true-ups on costing of certain raw material ingredients, as well as some volume increases seen on our core handhelds.

Sales of new products in the first twelve months since their introduction were approximately $0.7 million in the three months ended December 28, 2024. Pricing increases, primarily contractual true-ups, had a modest impact on segment sales in the quarter, and more than offset a slight net volume decrease.

Operating income in our Food Service segment decreased $4.3 million in the quarter to $1.7 million, for the three months ended December 28, 2024, which reflected gross margin pressures due mostly to the rising raw material costs and other inflationary pressures, outweighing the benefit from price increases, as well as an unfavorable product mix. The unfavorable product mix reflected the loss of some seasonal business within bakery with a declining margin profile that we bid on, but did not retain, as well as lower churro volumes as we lapped the benefit from a limited time offer with a quick serve restaurant in the prior year quarter. The unfavorable gross margin pressures were slightly offset by a decrease in distribution expenses related to the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain, combined with the impact of the non-recurring expenses in the prior year for start-up costs related to our regional distribution center supply chain transformation.

Retail Supermarket Segment Results

	Three months ended
	December 28,	December 30,
	2024	2023	% Change
	(in thousands)

Retail Supermarket sales to external customers
Soft pretzels	$17,078	$18,447	(7.4)%
Frozen novelties	16,113	12,861	25.3%
Biscuits	6,963	7,032	(1.0)%
Handhelds	5,138	5,510	(6.8)%
Coupon redemption	(528)	(332)	59.0%
Other	(47)	241	119.5%
Total Retail Supermarket sales	$44,717	$43,759	2.2%

Retail Supermarket operating income	$392	$452	(13.3)%

Sales of products to retail customers increased $1.0 million, or 2.2%, to $44.7 million for the three months ended December 28, 2024. Soft pretzel sales decreased 7.4% to $17.1 million with the decrease largely attributable to a temporary issue with a major retail customer’s ordering system which was resolved in December. Frozen novelties sales increased 25.3% to $16.1 million with the increase primarily tied to volume increases seen amongst the majority of our retail frozen novelty brands. Biscuit sales remained relatively flat at $7.0 million, and handheld sales decreased 6.8% to $5.1 million, with the decrease in handheld sales primarily attributable to the impact of the fire at our Holly Ridge location, and delays that were experienced in the production of our retail handhelds during the quarter. Sales of new products in retail supermarkets were minimal in the quarter. Price increases had a minimal impact on retail supermarket sales in the quarter.

Operating income in our Retail Supermarkets segment decreased slightly by $0.1 million in the quarter to $0.4 million.

Frozen Beverages Segment Results

	Three months ended
	December 28,	December 30,
	2024	2023	% Change
	(in thousands)

Frozen Beverages sales to external customers
Beverages	$44,654	$41,950	6.4%
Repair and maintenance service	23,639	24,559	(3.7)%
Machines revenue	10,047	8,889	13.0%
Other	658	542	21.4%
Total Frozen Beverages sales	$78,998	$75,940	4.0%

Frozen Beverages operating income	$4,175	$3,215	29.9%

Frozen beverage and related product sales increased $3.1 million, or 4.0%, in the three months ended December 28, 2024. Beverage sales increased 6.4% to $44.7 million in the three months ended December 28, 2024, with the increase driven primarily by a 10% increase in gallon sales over that period, offset slightly by a less favorable sales mix and some foreign exchange related headwinds. Service revenue decreased 3.7% to $23.6 million, and machine revenue (primarily sales of frozen beverage machines) increased 13.0% to $10.0 million driven by strong growth from theater and convenience customers.

Operating income in our Frozen Beverage segment increased $1.0 million in the quarter to $4.2 million as strong sales drove leverage across the business and operating expenses were well managed.

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

	Three months ended
	December 28,	December 30,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net earnings	$5,143	$7,282
Non-cash items in net income:
Depreciation of fixed assets	15,814	15,176
Amortization of intangibles and deferred costs	1,930	1,616
Loss (Gain) from disposals of property & equipment	146	(23)
Share-based compensation	1,125	1,480
Deferred income taxes	(158)	(192)
Other	(93)	157
Changes in assets and liabilities	11,255	23,457
Net cash provided by operating activities	$35,162	$48,953

●	The increase in depreciation of fixed assets was primarily due to prior year purchases of property, plant and equipment.

●

Cash flows associated with changes in assets and liabilities, generated approximately $11.3 million of cash in the three months ended December 28, 2024 compared with $23.5 million in the three months ended December 30. 2023. The net inflow in the three months ended December 28, 2024 was driven primarily by decreases in accounts receivable of $25.0 million and inventory of $3.2 million, offset partially by a decrease in accounts payable and accrued liabilities of $11.1 million and an increase in prepaid expenses of $5.8 million. In the prior year period, the net inflow was driven primarily by a decrease in accounts receivable of $32.4 million offset slightly by a decrease in accounts payable and accrued liabilities of $10.6 million.

	Three months ended
	December 28,	December 30,
	2024	2023
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	(19,065)	(19,930)
Proceeds from disposal of property and equipment	131	82
Net cash used in investing activities	$(18,934)	$(19,848)

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The slight decrease over prior year period was primarily due to the timing of spend.

	Three months ended
	December 28,	December 30,
	2024	2023
	(in thousands)
Cash flows from financing activities
Proceeds from issuance of stock	1,372	4,481
Borrowings under credit facility	15,000	15,000
Repayment of borrowings under credit facility	(15,000)	(35,000)
Payments on finance lease obligations	(42)	(85)
Payment of cash dividends	(15,178)	(14,209)
Net cash used in financing activities	$(13,848)	$(29,813)

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs and represent the net paydown of borrowings.

●	The increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2024.

Liquidity

As of December 28, 2024, we had $73.6 million of Cash and Cash Equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 28, 2024, the Company is in compliance with all financial covenants of the Credit Agreement.

As of December 28, 2024, there was no outstanding balance under the Amended Credit Agreement. As of December 28, 2024, the amount available under the Amended Credit Agreement was $212.7 million, after giving effect to the $12.3 million of letters of credit outstanding.

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments and Estimates, in our Annual Report on Form 10-K for the year ended September 28, 2024, as filed with the SEC on November 26, 2024.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended September 28, 2024, as filed with the SEC on November 26, 2024.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15( e) and 15d-15( e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 28, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 28, 2024 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weakness described below, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, management identified a material weakness related to ineffective information technology general controls (ITGCs), including certain controls over logical access and change management. As a result, certain business process controls that are dependent on the ineffective ITGCs, or rely on the data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective.

Management’s Remediation Plan and Status

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 28, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims that arise from our business. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that any such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.  Risk Factors

For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended September 28, 2024. The risks identified in that report have not changed in any material respect.

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

In November 2024, we withheld 2,451 shares to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

Item 5.  Other Information

During the three months ended December 28, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.         Exhibits

Exhibit No.

10.10*	J & J Snack Foods Corp. Nonqualified Deferred Compensation Plan (Incorporated by reference from the Company’s Form 8-K filed on November 21, 2024).

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 & 32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024, formatted in Inline XBRL (Inline extensible Business Reporting Language):

	(i)	Consolidated Balance Sheets,
	(ii)	Consolidated Statements of Earnings,
	(iii)	Consolidated Statements of Comprehensive Income,
	(iv)	Consolidated Statements of Cash Flows, and
	(v)	the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and containing in Exhibit 101)

* Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: February 6, 2025	/s/ Dan Fachner
Dan Fachner
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: February 6, 2025	/s/ Shawn Munsell
Shawn Munsell, Senior Vice
President and Chief Financial
Officer
(Principal Financial Officer)
(Principal Accounting Officer)