Form 10-Q
period 2025-03-29
J&J SNACK FOODS CORP
filed 2025-05-08
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 29, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2025
Common Stock, no par value	19,455,491 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 29,
	2025	September 28,
	(unaudited)	2024
Assets
Current assets
Cash and cash equivalents	$48,514	$73,394
Accounts receivable, net	173,102	189,233
Inventories	186,129	173,141
Prepaid expenses and other	26,017	14,646
Total current assets	433,762	450,414

Property, plant and equipment, at cost
Land	3,684	3,684
Buildings and improvements	123,392	122,919
Plant machinery and equipment	487,474	475,194
Marketing equipment	325,530	317,269
Transportation equipment	15,801	15,796
Office equipment	49,323	48,589
Construction in progress	36,119	28,592
Total Property, plant and equipment, at cost	1,041,323	1,012,043
Less accumulated depreciation and amortization	644,151	620,858
Property, plant and equipment, net	397,172	391,185

Other assets
Goodwill	185,070	185,070
Trade name intangible assets, net	108,689	109,695
Other intangible assets, net	69,650	72,561
Operating lease right-of-use assets	159,610	152,383
Other	3,644	3,793
Total other assets	526,663	523,502
Total Assets	$1,357,597	$1,365,101

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$186	$243
Accounts payable	100,629	89,268
Accrued insurance liability	17,196	16,933
Accrued liabilities	10,291	10,063
Current operating lease liabilities	21,124	19,063
Accrued compensation expense	17,562	23,325
Dividends payable	15,204	15,178
Total current liabilities	182,192	174,073

Long-term debt	-	-
Noncurrent finance lease liabilities	398	445
Noncurrent operating lease liabilities	146,510	140,751
Deferred income taxes	87,917	87,824
Other long-term liabilities	5,546	5,038

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,453,000 and 19,460,000 respectively	137,155	136,516
Accumulated other comprehensive loss	(17,444)	(15,299)
Retained Earnings	815,323	835,753
Total stockholders' equity	935,034	956,970
Total Liabilities and Stockholders' Equity	$1,357,597	$1,365,101

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Net sales	$356,099	$359,734	$718,697	$708,042
Cost of goods sold	260,396	251,491	529,093	505,214
Gross profit	95,703	108,243	189,604	202,828

Operating expenses
Marketing	28,507	27,650	57,176	55,122
Distribution	41,833	44,249	81,443	84,552
Administrative	19,754	18,521	38,657	36,720
Other general expense	(414)	(81)	66	(1,153)
Total operating expenses	89,680	90,339	177,342	175,241

Operating income	6,023	17,904	12,262	27,587

Other income (expense)
Investment income	689	684	1,726	1,482
Interest expense	(85)	(429)	(297)	(989)

Earnings before income taxes	6,627	18,159	13,691	28,080

Income tax expense	1,803	4,830	3,724	7,469

NET EARNINGS	$4,824	$13,329	$9,967	$20,611

Earnings per diluted share	$0.25	$0.69	$0.51	$1.06

Weighted average number of diluted shares	19,563	19,418	19,568	19,411

Earnings per basic share	$0.25	$0.69	$0.51	$1.06

Weighted average number of basic shares	19,488	19,380	19,480	19,362

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Net earnings	$4,824	$13,329	$9,967	$20,611

Foreign currency translation adjustments	432	348	(2,145)	2,283
Total other comprehensive income, net of tax	432	348	(2,145)	2,283

Comprehensive income	$5,256	$13,677	$7,822	$22,894

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (in thousands)

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total
Balance at September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970

Common stock issued upon exercise of stock options, net of shares withheld for taxes	12	1,924	-	-	1,924
Common stock issued upon vesting of service share units, net of shares withheld for taxes	7	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	(2,577)	-	(2,577)
Dividends declared ($0.78 per share)	-	-	-	(15,193)	(15,193)
Share-based compensation	-	1,125	-	-	1,125
Net earnings	-	-	-	5,143	5,143
Balance at December 28, 2024	19,479	$139,013	$(17,876)	$825,703	$946,840

Common stock issued upon exercise of stock options, net of shares withheld for taxes	3	187	-	-	187
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	10	1,327	-	-	1,327
Repurchase of common stock	(39)	(5,000)	-	-	(5,000)
Foreign currency translation adjustment	-	-	432	-	432
Dividends declared ($0.78 per share)	-	-	-	(15,204)	(15,204)
Share-based compensation	-	1,628	-	-	1,628
Net earnings	-	-	-	4,824	4,824
Balance at March 29, 2025	19,453	$137,155	$(17,444)	$815,323	$935,034

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total
Balance as September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518

Common stock issued upon exercise of stock options, net of shares withheld for taxes	31	4,481	-	-	4,481
Common stock issued upon vesting of service share units, net of shares withheld for taxes	4	-	-	-	-
Foreign currency translation adjustment	-	-	1,935	-	1,935
Dividends declared ($0.74 per share)	-	-	-	(14,235)	(14,235)
Share-based compensation	-	1,480	-	-	1,480
Net earnings	-	-	-	7,282	7,282
Balance at December 30, 2023	19,367	$120,517	$(8,231)	$800,175	$912,461

Common stock issued upon exercise of stock options, net of shares withheld for taxes	9	715	-	-	715
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	10	1,320	-	-	1,320
Foreign currency translation adjustment	-	-	348	-	348
Dividends declared ($0.74 per share)	-	-	-	(14,249)	(14,249)
Share-based compensation	-	1,728	-	-	1,728
Net earnings	-	-	-	13,329	13,329
Balance at March 30, 2024	19,386	$124,280	$(7,883)	$799,255	$915,652

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six months ended
	March 29,	March 30,
	2025	2024
Operating activities:
Net earnings	$9,967	$20,611
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	31,585	30,960
Amortization of intangibles and deferred costs	3,925	3,232
(Gain) from disposals of property & equipment	(77)	(17)
Share-based compensation	2,753	3,208
Deferred income taxes	56	377
Other	209	160
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	15,794	20,110
(Increase) in inventories	(13,167)	(17,027)
Net changes in other operating assets and liabilities	(3,573)	84
Net cash provided by operating activities	47,472	61,698

Investing activities:
Purchases of property, plant and equipment	(38,530)	(36,626)
Proceeds from disposal of property and equipment	622	152
Net cash (used in) investing activities	(37,908)	(36,474)

Financing activities:
Payments to repurchase common stock	(5,000)	-
Proceeds from issuance of stock	2,886	6,516
Borrowings under credit facility	15,000	35,000
Repayment of borrowings under credit facility	(15,000)	(45,000)
Payments on finance lease obligations	(121)	(110)
Payment of cash dividend	(30,371)	(28,444)
Net cash (used in) financing activities	(32,606)	(32,038)

Effect of exchange rates on cash and cash equivalents	(1,838)	878

Net (decrease) in cash and cash equivalents	(24,880)	(5,936)
Cash and cash equivalents at beginning of period	73,394	49,581
Cash and cash equivalents at end of period	$48,514	$43,645

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

The results of operations for the three and six months ended March 29, 2025 and March 30, 2024 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

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

The financial results of Thinsters have been included in our consolidated financial statements since the date of the acquisition and are reported as part of our Food Service segment. Sales and net earnings of Thinsters were not deemed to be material for the three months and six months ended March 29, 2025.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $20.9 million at March 29, 2025 and $21.9 million at September 28, 2024.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended		Six months ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Beginning balance	$4,427	$4,767	$4,798	$4,926
Additions to contract liability	1,924	1,527	3,407	2,917
Amounts recognized as revenue	(1,947)	(1,465)	(3,801)	(3,014)
Ending balance	$4,404	$4,829	$4,404	$4,829

Disaggregation of Revenue

See Note 11 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.3 million and $3.2 million on March 29, 2025 and September 28, 2024, respectively.

Note 4            Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology, and certain trade names arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $15.8 million for the three months ended March 29, 2025 and March 30, 2024, respectively and $31.6 million and $31.0 million for the six months ended March 29, 2025 and March 30, 2024, respectively.

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

	Three months ended March 29, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$4,824	19,488	$0.25

Effect of dilutive securities
RSU's and options	-	75	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$4,824	19,563	$0.25

126,436 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 29, 2025.

	Six months ended March 29, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$9,967	19,480	$0.51

Effect of dilutive securities
RSU's and options	-	88	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$9,967	19,568	$0.51

108,068 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 29, 2025.

	Three months ended March 30, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$13,329	19,380	$0.69

Effect of dilutive securities
RSU's and options	-	38	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$13,329	19,418	$0.69

213,851 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 30, 2024.

	Six months ended March 30, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$20,611	19,362	$1.06

Effect of dilutive securities
RSU's and options	-	49	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$20,611	19,411	$1.06

214,932 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 30, 2024.

Note 6            Share-Based Compensation

As of March 29, 2025, the Company has two stock-based employee compensation plans. Pre—tax share-based compensation expense was recognized as follows:

	Three months ended		Six months ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Stock options	$152	$431	$302	$862
Stock purchase plan	139	139	227	238
Stock issued to outside directors	35	47	78	101
Service share units issued to employees	1,000	605	1,595	1,126
Performance share units issued to employees	302	506	551	881
Total share-based compensation	$1,628	$1,728	$2,753	$3,208

Tax benefits	$374	$375	$700	$696

Stock Options

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

The Company did not grant any stock options during the six months ended March 29, 2025, or during the six months ended March 30, 2024.

Restricted Stock Units and Performance Stock Units

During the six months ended March 29, 2025, the Company issued 13,557 service share units (“RSU”)’s. During the three and six months ended March 30, 2024, the Company issued 1,795 and 11,546 RSU’s, respectively. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in the three months ended March 29, 2025.

During the six months ended March 29, 2025, the Company issued 13,548 performance share units (“PSU”)’s. During the three and six months ended March 30, 2024, the Company issued 1,795 and 11,538 PSU’s, respectively. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. No such PSU’s were issued in the three months ended March 29, 2025.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both March 29, 2025 and September 28, 2024, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 29, 2025 and September 28, 2024, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate for the three months and six month ended March 29, 2025 was 27.2%, which is higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions. Our effective tax rate was 26.6% in the three and six months ended March 30, 2024, which was higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 29, 2025, the Company is in compliance with all financial covenants and terms of the Credit Agreement.

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

As of March 29, 2025, and as of September 28, 2024, there was no outstanding balance under the Amended Credit Agreement. As of March 29, 2025, and as of September 28, 2024, the amount available under the Amended Credit Agreement was $212.7 million, after giving effect to the outstanding letters of credit.

Note 10          Inventory

Inventories consist of the following:

	March 29,	September 28,
	2025	2024
	(unaudited)
	(in thousands)
Finished goods	$96,576	$86,470
Raw materials	33,688	29,830
Packaging materials	12,173	12,649
Equipment parts and other	43,692	44,192
Total inventories	$186,129	$173,141

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products – including SUPERPRETZEL and AUNTIE ANNE’S, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, DOGSTERS ice cream style treats for dogs, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes, DIPPIN’ DOTS Sundaes and handheld products. Within the retail supermarket channel, our frozen and prepackaged products are purchased by the consumer for consumption at home.

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

	Three months ended		Six months ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$50,012	$54,328	$102,551	$104,456
Frozen novelties	28,842	27,713	51,960	48,763
Churros	25,062	30,825	50,534	58,886
Handhelds	22,364	19,504	46,067	41,551
Bakery	94,007	91,907	202,753	193,889
Other	5,766	5,713	11,071	11,054
Total Food Service	$226,053	$229,990	$464,936	$458,599

Retail Supermarket
Soft pretzels	$16,005	$16,453	$33,083	$34,900
Frozen novelties	27,148	23,676	43,261	36,537
Biscuits	5,892	6,207	12,855	13,239
Handhelds	5,148	7,194	10,286	12,704
Coupon redemption	(375)	(769)	(903)	(1,101)
Other	30	129	(17)	370
Total Retail Supermarket	$53,848	$52,890	$98,565	$96,649

Frozen Beverages
Beverages	$41,503	$44,666	$86,157	$86,616
Repair and maintenance service	24,215	23,231	47,854	47,790
Machines revenue	9,616	8,221	19,663	17,110
Other	864	736	1,522	1,278
Total Frozen Beverages	$76,198	$76,854	$155,196	$152,794

Consolidated sales	$356,099	$359,734	$718,697	$708,042

Depreciation and amortization:
Food Service	$11,939	$11,173	23,887	$21,846
Retail Supermarket	283	525	566	1,052
Frozen Beverages	5,544	5,702	11,057	11,294
Total depreciation and amortization	$17,766	$17,400	$35,510	$34,192

Operating income:
Food Service	$1,245	$7,931	$2,917	$13,947
Retail Supermarket	2,772	5,110	3,164	5,562
Frozen Beverages	2,006	4,863	6,181	8,078
Total operating income	$6,023	$17,904	$12,262	$27,587

Capital expenditures:
Food Service	$13,897	$9,364	$26,504	$21,229
Retail Supermarket	120	-	145	2
Frozen Beverages	5,448	7,332	11,881	15,395
Total capital expenditures	$19,465	$16,696	$38,530	$36,626

Assets:
Food Service	$974,822	$963,870	$974,822	$963,870
Retail Supermarket	35,233	36,650	35,233	36,650
Frozen Beverages	347,542	335,086	347,542	335,086
Total assets	$1,357,597	$1,335,606	$1,357,597	$1,335,606

Note 12          Goodwill and Intangible Assets

Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of March 29, 2025 and September 28, 2024 are as follows:

	March 29, 2025		September 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$85,424	$-

Amortized intangible assets
Trade names	4,024	2,012	4,024	1,006
Franchise agreements	8,500	2,338	8,500	1,913
Customer relationships	23,550	13,571	23,550	12,369
Technology	23,110	6,315	23,110	5,170
License and rights	1,690	1,692	1,690	1,650

TOTAL FOOD SERVICE	$146,298	$25,928	$146,298	$22,108

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

TOTAL RETAIL SUPERMARKETS	$11,938	$-	$11,938	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	906	1,439	844
Licenses and rights	1,400	1,317	1,400	1,282

TOTAL FROZEN BEVERAGES	$48,254	$2,223	$48,254	$2,126

CONSOLIDATED	$206,490	$28,151	$206,490	$24,234

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 2 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 29, 2025 and March 30, 2024 was $2.0 million and $1.6 million, respectively. Aggregate amortization expense of intangible assets for the six months ended March 29, 2025 and March 30, 2024 was $3.9 million and $3.2 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $3.8 million in 2025 (excluding the six months ended March 29, 2025), $6.6 million in 2026, $4.7 million in 2027, and $4.3 million in both 2028 and 2029.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, 10 years for Franchise agreements, and 2 years for Trade names.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	March 29,	September 28,
	2025	2024
	(in thousands)
Food Service	$124,426	$124,426
Retail Supermarket	4,146	4,146
Frozen Beverages	56,498	56,498
Total goodwill	$185,070	$185,070

Note 13          Commitments and Contingencies

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $15.9 million and $15.3 million at March 29, 2025 and September 28, 2024, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both March 29, 2025 and September 28, 2024, we had outstanding letters of credit totaling $12.3 million.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claim payments and a calculated lag time period. Our recorded liability at March 29, 2025 and September 28, 2024 was $1.6 million, respectively.

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

In the three and six months ended March 29, 2025, we recorded an additional $1.8 million and $10.1 million of fire related costs, respectively, for all of which recovery was deemed to be probable. In the three and six months ended March 29, 2025, we received $1.5 million and $2.5 million of insurance proceeds for inventory and business interruption losses, respectively. Additionally, for the three and six month periods ended March 29, 2025, we recorded a gain of $0.3 million and $0.8 million, respectively, in cost of goods sold in the Consolidated Statement of Earnings representing the proceeds received in excess of losses recognized and we recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $10.2 million, which was recorded in prepaid expenses and other, in the Consolidated Balance Sheet as of March 29, 2025.

Note 14          Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended		Six months ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(in thousands)		(in thousands)
Foreign currency translation adjustments
Beginning balance	$(17,876)	$(8,231)	$(15,299)	$(10,166)
Foreign currency translation adjustment gain (loss)	$432	348	(2,145)	2,283
Ending balance	$(17,444)	$(7,883)	$(17,444)	$(7,883)

Accumulated other comprehensive loss	$(17,444)	$(7,883)	$(17,444)	$(7,883)

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

As of March 29, 2025, the weighted-average discount rate of our operating and finance leases was 5.3% and 4.7%, respectively. As of September 28, 2024, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.0%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating lease cost in Cost of goods sold and Operating Expenses	$7,758	$7,101	$15,385	$12,995
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$10	$53	$169	$106
Interest on lease liabilities in Interest expense & other	8	7	15	15
Total finance lease cost	$18	$60	$184	$121
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-	-	-
Total net lease cost	$7,776	$7,161	$15,569	$13,116

Supplemental balance sheet information related to leases is as follows:

	March 29, 2025	September 28, 2024
Operating Leases
Operating lease right-of-use assets	$159,610	$152,383

Current operating lease liabilities	$21,124	$19,063
Noncurrent operating lease liabilities	146,510	140,751
Total operating lease liabilities	$167,634	$159,814

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$575	$601

Current finance lease liabilities	$186	$243
Noncurrent finance lease liabilities	398	445
Total finance lease liabilities	$584	$688

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,345	$5,722	$14,727	$11,694
Operating cash flows from finance leases	$8	$7	$15	$15
Financing cash flows from finance leases	$79	$25	$121	$110

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$9,035	$25,567	$18,651	$75,421
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of March 29, 2025, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Six months ending September 27, 2025	$14,763	$103
2026	27,415	179
2027	25,860	152
2028	22,480	116
2029	17,659	34
Thereafter	122,606	59
Total minimum payments	230,783	643
Less amount representing interest	(63,149)	(59)
Present value of lease obligations	$167,634	$584

As of March 29, 2025 the weighted-average remaining term of our operating and finance leases was 12.2 years and 3.9 years, respectively. As of September 28, 2024 the weighted-average remaining term of our operating and finance leases was 12.6 years and 3.6 years, respectively.

Note 16          Related Parties

NFI Industries, Inc.

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc.

The payments to NFI were as follows:

	Three months ended		Six months ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Transportation management services payments (1)	$0.2	$0.2	$0.4	$0.5
Labor management services payments (2)	4.0	2.2	7.8	3.5
Lease payments (3)	0.4	0.4	0.9	0.9
Pass through payments to third parties (4)	10.9	12.1	25.2	24.5
Total amount distributed to NFI	$15.5	$14.9	$34.3	$29.4

(1)

The Company is contracted with NFI for transportation management services, which involves the arrangement for the distribution of the Company's goods. This amount represents the payments for management fees associated with this service.

(2)

The Company is entered into a master service agreement with NFI for the operations and labor management of our three regional distribution centers. This amount represents the payments to NFI for services rendered under this contract.

(3)

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. This amount represents the lease payments associated with the lease arrangement. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of March 29, 2025, $27.0 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $27.7 million was recorded as a non-current operating lease liability. As of September 28, 2024, $27.4 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $28.0 million was recorded as a non-current operating lease liability.

(4)	This amount represents passed through payments to third-party distribution and shipping vendors that are managed on the Company's behalf by NFI.

As of March 29, 2025, and September 28, 2024, related party trade payables of approximately $4.2 million and $0.6 million, respectively, were recorded as accounts payable.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

AMC Global

We incur related party expenses for attitudinal and research services with AMC Global, a global marketing research company. The husband of our director, Marjorie Roshkoff, is CEO and owner of AMC Global. In the six months ended March 29, 2025, the Company did not incur any expenses with AMC Global, and in the six months ended March 30, 2024, the Company paid AMC Global $11,000 for these expenses.

Additionally, the Company pays board advisory consulting fees to the husband of our director, Marjorie Roshkoff. In both the three and six months ended March 29, 2025 and March 30, 2024, the Company paid $13,000 and $26,000 for these board advisory consulting fees, respectively.

Note 17          Reclassifications

Certain prior year financial statements amounts have been reclassified to be consistent with the presentation for the current year.

Note 18          Share repurchase program

On February 3, 2025, the Company announced that the Board of Directors authorized a share repurchase program (the “2025 Share Repurchase Program”) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. Under the 2025 Share Repurchase Program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements, and other considerations. The Company’s repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, or other transactions, and may be affected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 2025 Share Repurchase Program is effective for two years; however, the 2025 Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified or terminated at any time without prior notice.

In March 2025, the Company repurchased 39,061 shares of common stock of the Company at an average price of $128.00 per share on the open market, pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

	Three months ended		Six months ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Shares repurchased (in thousands)	39	-	39	-
Average price per share	$128.00	$-	$128.00	$-
Total investment (in thousands)	$5,000	$-	$5,000	$-

As a result of the Company’s recent stock repurchases, there remains $45.0 million of share repurchase availability under the 2025 Share Repurchase Program as of March 29, 2025.

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

Our industry continues to face specific challenges arising from consumer and economic uncertainty due to rapid changes in global trade policies including the announced tariff increases and potential additional tariff increases. We expect that consumer trends will continue to evolve, and economic pressures on consumers, including the challenges of high inflation and the impact of increased tariffs, may have an impact on our volumes. In addition, inflation and fluctuating raw material costs may continue to impact the costs of our products.

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

RESULTS OF OPERATIONS – Three and six months ended March 29, 2025

The following discussion provides a review of results for the three and six months ended March 29, 2025 as compared with the three and six months ended March 30, 2024.

Summary of Results	Three months ended			Six months ended
	March 29,	March 30,		March 29,	March 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Net sales	$356,099	$359,734	(1.0)%	$718,697	$708,042	1.5%

Cost of goods sold	260,396	251,491	3.5%	529,093	505,214	4.7%
Gross profit	95,703	108,243	(11.6)%	189,604	202,828	(6.5)%

Operating expenses
Marketing	28,507	27,650	3.1%	57,176	55,122	3.7%
Distribution	41,833	44,249	(5.5)%	81,443	84,552	(3.7)%
Administrative	19,754	18,521	6.7%	38,657	36,720	5.3%
Other general expense (income)	(414)	(81)	411.1%	66	(1,153)	(105.7)%
Total operating expenses	89,680	90,339	(0.7)%	177,342	175,241	1.2%

Operating income	6,023	17,904	(66.4)%	12,262	27,587	(55.6)%

Other income (expense)
Investment income	689	684	0.7%	1,726	1,482	16.5%
Interest expense	(85)	(429)	(80.2)%	(297)	(989)	(70.0)%

Earnings before income taxes	6,627	18,159	(63.5)%	13,691	28,080	(51.2)%

Income tax expense	1,803	4,830	(62.7)%	3,724	7,469	(50.1)%

NET EARNINGS	$4,824	$13,329	(63.8)%	$9,967	$20,611	(51.6)%

Comparisons as a Percentage of Net Sales	Three months ended			Six months ended
	March 29,	March 30,		March 29,	March 30,
	2025	2024	Basis Pt Chg	2025	2024	Basis Pt Chg
Gross profit	26.9%	30.1%	(320)	26.4%	28.6%	(220)
Marketing	8.0%	7.7%	30	8.0%	7.8%	20
Distribution	11.7%	12.3%	(60)	11.3%	11.9%	(60)
Administrative	5.5%	5.1%	40	5.4%	5.2%	20
Operating income	1.7%	5.0%	(330)	1.7%	3.9%	(220)
Earnings before income taxes	1.9%	5.0%	(310)	1.9%	4.0%	(210)
Net earnings	1.4%	3.7%	(230)	1.4%	2.9%	(150)

Net Sales

Net sales decreased by $3.6 million, or 1.0%, to $356.1 million for the three months ended March 29, 2025. Net sales increased by $10.7 million, or 1.5%, to $718.7 million for the six months ended March 29, 2025. Organic sales growth, across the six months ended March 29, 2025, was driven by the growth across all three of the Company’s business segments that was seen in the first fiscal quarter, slightly offset by small decreases in sales in the fiscal second quarter in our foodservice and frozen beverages segments.

Gross Profit

Gross Profit decreased by $12.5 million, or 11.6%, to $95.7 million for the three months ended March 29, 2025. As a percentage of sales, gross profit decreased from 30.1% to 26.9%. This decrease reflected negative margin impacts from comparatively rising raw material costs and other inflationary pressures that outweighed recent pricing actions. The cost of key ingredients, most predominantly cocoa, have experienced significant inflationary increases. Additionally, the loss of some limited time offer churro volumes from prior year negatively impacted current quarter gross profit when compared to prior year quarter.

Gross Profit decreased by $13.2 million, or 6.5%, to $189.6 million for the six months ended March 29, 2025. As a percentage of sales, gross profit decreased from 28.6% to 26.4%. This decrease reflected negative margin impacts from comparatively rising raw material costs and other inflationary pressures that outweighed recent pricing actions. Additionally, mix changes within our bakery business in the first fiscal quarter, as well as the loss of some limited time offer churro volumes from prior year, all negatively impacted current quarter gross profit when compared to prior year.

Operating Expenses

Operating Expenses decreased $0.7 million, or 0.7%, to $89.7 million for the three months ended March 29, 2025. As a percentage of sales, operating expenses increased from 25.1% to 25.2%. As a percentage of sales, distribution expenses decreased from 12.3% to 11.7%, with the decrease driven by the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain, combined with the impact of $2.3 million of non-recurring expenses in the prior year for start-up costs related to our regional distribution center supply chain transformation. As a percentage of sales, marketing expenses increased slightly from 7.7% to 8.0%, with the increase primarily attributable to higher tradename amortization expenses associated with a legacy churro brand that is being phased out for the Hola! Churro brand.  As a percentage of sales, general and administrative expenses increased slightly from 5.1% to 5.5%, with the increase attributable to higher compensation costs as well as higher non-recurring legal expenses.

Operating Expenses increased $2.1 million, or 1.2%, to $177.3 million for the six months ended March 29, 2025. As a percentage of sales, operating expenses remained relatively flat, slightly decreasing from 24.8% to 24.7%. As a percentage of sales, distribution expenses decreased from 11.9% to 11.3%, with the decrease driven by the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain, combined with the impact of $2.3 million of non-recurring expenses in the prior year for start-up costs related to our regional distribution center supply chain transformation. As a percentage of sales, marketing expenses increased slightly from 7.8% to 8.0%, with the increase primarily attributable to higher tradename amortization expenses associated with a legacy churro brand that is being phased out for the Hola! Churro brand and general and administrative expenses increased slightly from 5.2% to 5.4%, with the increase attributable to higher compensation costs as well as higher non-recurring legal expenses.

Other Income and Expense

Investment income remained flat at $0.7 million for the three months ended March 29, 2025, and increased by $0.2 million to $1.7 million for the six months ended March 29, 2025.

Interest expense decreased by $0.3 million to $0.1 million and by $0.7 million to $0.3 million for the three months and six months, ended March 29, 2025, respectively, due to the decrease in the Company’s average outstanding borrowings on the Amended Credit Agreement for the three- and six- month periods ended March 29, 2025, as compared to the prior year periods.

Income Tax Expense

Income tax expense decreased by $3.0 million, or 62.7%, to $1.8 million for the three months ended March 29, 2025. The effective tax rate was 27.2% as compared with 26.6% in the prior year period.

Income tax expense decreased by $3.7 million, or 50.1%, to $3.7 million for the six months ended March 29, 2025. The effective tax rate was 27.2% as compared with 26.6% in the prior year period.

Net Earnings

Net earnings decreased by $8.5 million, or 63.8%, for the three months ended March 29, 2025, due to the aforementioned items.

Net earnings decreased by $10.6 million, or 51.6%, for the six months ended March 29, 2025, due to the aforementioned items.

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

	Three months ended			Six months ended
	March 29,	March 30,		March 29,	March 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Net sales
Food Service	$226,053	$229,990	(1.7)%	$464,936	$458,599	1.4%
Retail Supermarket	53,848	52,890	1.8%	98,565	96,649	2.0%
Frozen Beverages	76,198	76,854	(0.9)%	155,196	152,794	1.6%
Total sales	$356,099	$359,734	(1.0)%	$718,697	$708,042	1.5%

	Three months ended			Six months ended
	March 29,	March 30,		March 29,	March 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Operating income
Food Service	$1,245	$7,931	(84.3)%	$2,917	$13,947	(79.1)%
Retail Supermarket	2,772	5,110	(45.8)%	3,164	5,562	(43.1)%
Frozen Beverages	2,006	4,863	(58.7)%	6,181	8,078	(23.5)%
Total operating income	$6,023	$17,904	(66.4)%	$12,262	$27,587	(55.6)%

Food Service Segment Results

	Three months ended			Six months ended
	March 29,	March 30,		March 29,	March 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Food Service sales to external customers
Soft pretzels	$50,012	$54,328	(7.9)%	$102,551	$104,456	(1.8)%
Frozen novelties	28,842	27,713	4.1%	51,960	48,763	6.6%
Churros	25,062	30,825	(18.7)%	50,534	58,886	(14.2)%
Handhelds	22,364	19,504	14.7%	46,067	41,551	10.9%
Bakery	94,007	91,907	2.3%	202,753	193,889	4.6%
Other	5,766	5,713	0.9%	11,071	11,054	0.2%
Total Food Service	$226,053	$229,990	(1.7)%	$464,936	$458,599	1.4%

Food Service operating income	$1,245	$7,931	(84.3)%	$2,917	$13,947	(79.1)%

Sales to food service customers decreased $3.9 million, or 1.7%, to $226.1 million for the three months ended March 29, 2025. Soft pretzels sales to food service decreased 7.9% to $50.0 million, with the decrease largely due to soft consumer trends seen within the product category. Frozen novelties sales increased 4.1% to $28.8 million, led by an approximate 6% increase in Dippin’ Dots sales. Churro sales decreased 18.7% to $25.1 million with the decrease largely driven by the lapping of the benefit of limited time offer churro volumes with a major QSR customer in the prior year period which did not recur in the current quarter, somewhat offset by new business growth in the current quarter with fast food chains. Sales of bakery products increased by 2.3% to $94.0 million with the growth primarily attributable to pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients, somewhat offset by volume losses throughout the portfolio. Sales of handhelds increased by 14.7% to $22.4 million, with the increase attributable to a combination of strong volume increases across our core food service handhelds as well as pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients.

Sales of new products in the first twelve months since their introduction were approximately $2.8 million for the three months ended March 29, 2025, driven primarily by the addition of churros to the menu of a major fast food customer. Sales in the quarter benefited modestly from the impact of the price increases, with those price increases primarily related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some targeted, non-contractual price increases taken in an attempt to offset the rising costs on certain raw material ingredients. The revenue increase attributable to price increases was more than offset by declining volumes, primarily within our soft pretzel, churros, and bakery portfolios.

Operating income in our Food Service segment decreased $6.7 million in the quarter to $1.2 million, with the decrease primarily driven by the impact of lost pretzel volumes, declining gross profit margins in our bakery portfolio primarily related to rising cocoa costs outpacing our corresponding pricing increases, and the favorable impact of the limited time offer churro promotion with a major QSR customer in our prior year quarter, that did not recur in the current quarter.

Sales to food service customers increased $6.3 million, or 1.4%, to $464.9 million for the six months ended March 29, 2025. Soft pretzels sales to food service customers decreased 1.8% to $102.6 million with the decrease largely due to soft consumer trends seen within the product category in the fiscal second quarter. Frozen novelties sales increased 6.6% to $52.0 million with the increase driven by an approximate 7% increase in Dippin’ Dots sales. Churro sales decreased 14.2% to $50.5 million with the decrease largely driven by the lapping of the benefit of limited time offer churro volumes with a major QSR customer in the prior year period which did not recur in the current year period, somewhat offset by new business growth. Sales of bakery increased 4.6% to $202.8 million, with the increase largely attributable to contractual pricing true-ups on costing of certain raw material ingredients offset somewhat by fiscal first quarter volume declines in our pie portfolio related to the loss of some seasonal business with a declining margin profile that we bid on, but did not retain. Sales of handhelds increased 10.9% to $46.1 million with the increase attributable to a combination of strong volume increases across our core food service handhelds as well as pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients.

Sales of new products in the first twelve months since their introduction were approximately $3.5 million for the six months ended March 29, 2025, driven primarily by the addition of churros to the menu of a major fast food customer. Sales in the six-month period benefited modestly from the impact of the price increases, with those price increases primarily related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some targeted, non-contractual price increases taken in the second fiscal quarter in an attempt to offset the rising costs on certain raw material ingredients. The revenue increase attributable to price increases was somewhat offset by declining volumes, most noticeably in our churro portfolio due to the lapping of the benefit of limited time offer churro volumes with a major QSR customer in the prior year period which did not recur in the current year period, as well as in our bakery portfolio, due to the volume declines in our pie business in the first fiscal quarter related to loss of some seasonal business with a declining profit margin profile that we bid on, but did not retain.

Operating income in our Food Service segment decreased $11.0 million in the six months ended March 29, 2025, to $2.9 million, which reflected gross margin pressures due to the rising raw material costs and other inflationary pressures, outweighing the benefits from price increases, as well as an unfavorable product mix. The unfavorable product mix reflected the fiscal first quarter loss of some seasonal business within bakery with a declining margin profile that we bid on, but did not retain, as well as lower churro volumes as we lapped the benefit from a limited time offer with a quick serve restaurant in the prior year.

Retail Supermarket Segment Results

	Three months ended			Six months ended
	March 29,	March 30,		March 29,	March 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Retail Supermarket sales to external customers
Soft pretzels	$16,005	$16,453	(2.7)%	$33,083	$34,900	(5.2)%
Frozen novelties	27,148	23,676	14.7%	43,261	36,537	18.4%
Biscuits	5,892	6,207	(5.1)%	12,855	13,239	(2.9)%
Handhelds	5,148	7,194	(28.4)%	10,286	12,704	(19.0)%
Coupon redemption	(375)	(769)	(51.2)%	(903)	(1,101)	(18.0)%
Other	30	129	(76.7)%	(17)	370	(104.6)%
Total Retail Supermarket	$53,848	$52,890	1.8%	$98,565	$96,649	2.0%

Retail Supermarket operating income	$2,772	$5,110	(45.8)%	$3,164	$5,562	(43.1)%

Sales of products to retail customers increased $1.0 million, or 1.8%, to $53.8 million for the three months ended March 29, 2025. Soft pretzel sales decreased 2.7% to $16.0 million with the decrease largely due to soft consumer trends seen within the product category in the fiscal second quarter. Frozen novelties sales increased 14.7% to $27.1 million, with the increase largely attributable to growth within our Dogsters and Luigi’s brands. Biscuit sales decreased 5.1% to $5.9 million, and Handheld sales decreased 28.4% to $5.1 million with the decrease in Handheld sales primarily attributable to the impact of the fire at our Holly Ridge location, and delays that were experienced in the production of our retail handhelds during the quarter. Sales of new products in retail supermarkets were approximately $1.5 million in the quarter, driven primarily by the launch of Dippin’ Dots sundaes. Sales in the quarter benefited minimally from the impact of the prior fiscal year’s price increases, along with slight increases in volume.

Operating income in our Retail Supermarkets segment decreased $2.3 million in the quarter to $2.8 million, primarily driven by gross margin performance.

Sales of products to retail customers increased $1.9 million, or 2.0%, to $98.6 million for the six months ended March 29, 2025. Soft pretzel sales decreased 5.2% to $33.1 million with the decrease largely due to soft consumer trends seen within the product category. Frozen novelties sales increased 18.4% to $43.3 million, with the increase largely attributable to growth within our Dogsters and Luigi’s brands. Biscuit sales decreased 2.9% to $12.9 million, and Handheld sales decreased 19.0% to $10.3 million with the decrease in Handheld sales primarily attributable to the impact of the fire at our Holly Ridge location, and delays that were experienced in the production of our retail handhelds during the period. Sales of new products in retail supermarkets were approximately $1.5 million in the six months ended March 29, 2025, driven primarily by the launch of Dippin’ Dots sundaes. Sales in the six-month period benefited minimally from the impact of the prior fiscal year’s price increases, along with slight increases in volume.

Operating income in our Retail Supermarkets segment decreased $2.4 million in the six months ended March 29, 2025 to $3.2 million, primarily driven by gross margin performance.

Frozen Beverages Segment Results

	Three months ended			Six months ended
	March 29,	March 30,		March 29,	March 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Frozen Beverages sales to external customers
Beverages	$41,503	$44,666	(7.1)%	$86,157	$86,616	(0.5)%
Repair and maintenance service	24,215	23,231	4.2%	47,854	47,790	0.1%
Machines revenue	9,616	8,221	17.0%	19,663	17,110	14.9%
Other	864	736	17.4%	1,522	1,278	19.1%
Total Frozen Beverages	$76,198	$76,854	(0.9)%	$155,196	$152,794	1.6%

Frozen Beverages operating income	$2,006	$4,863	(58.7)%	$6,181	$8,078	(23.5)%

Frozen beverage and related product sales decreased $0.7 million, or 0.9%, in the three months ended March 29, 2025. Beverage-related sales decreased 7.1% to $41.5 million, with the decrease primarily reflecting weakness in the theater channel due to underperforming movie releases as well as unfavorable foreign exchange impacts from a weaker Mexican Peso. Gallon sales decreased approximately 7% for the three months ended March 29, 2025. Service revenue increased 4.2% to $24.2 million and machine revenue (primarily sales of frozen beverage machines) increased 17.0% to $9.6 million driven by strong growth from theater and convenience customers.

Operating income in our Frozen Beverage segment decreased $2.9 million in the quarter to $2.0 million, as weak beverage sales negatively impacted leverage across the business, and as the business encountered some foreign exchange related headwinds.

Frozen beverage and related product sales increased $2.4 million, or 1.6% in the six months ended March 29, 2025. Beverage-related sales decreased 0.5% to $86.2 million. Gallon sales increased approximately 2% for the six months ended March 29, 2025, with that slight increase in gallon sales offset by a slightly less favorable sales mix in the first quarter and some foreign exchange related headwinds. Service revenue remained relatively flat, increasing 0.1% to $47.9 million. Machine revenue (primarily sales of frozen beverage machines) increased 14.9% to $19.7 million, primarily driven by strong growth from theater and convenience customers.

Operating income in our Frozen Beverage segment decreased $1.9 million in the six months ended March 29, 2025 to $6.2 million, primarily due to the headwinds noted above in the fiscal second quarter, offset by a slightly favorable first fiscal quarter.

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

	Six months ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net earnings	$9,967	$20,611
Non-cash items in net income:
Depreciation of fixed assets	31,585	30,960
Amortization of intangibles and deferred costs	3,925	3,232
(Gain) from disposals of property & equipment	(77)	(17)
Share-based compensation	2,753	3,208
Deferred income taxes	56	377
Other	209	160
Changes in assets and liabilities, net of effects from purchase of companies	(946)	3,167
Net cash provided by operating activities	$47,472	$61,698

●	The net cash outflow of $0.9 million in cash flows associated with changes in assets and liabilities, net of effects from purchase of companies, in the six months ended March 29, 2025, was primarily driven by largely offsetting impacts across working capital categories, including a $13.2 million increase in inventories, a $15.8 million decrease in accounts receivable, and a $3.6 million decrease in cash flow from other operating assets and liabilities, net. In the prior year, the net cash inflow of $3.2 million was primarily driven by a decrease in accounts receivable of $20.1 million mostly offset by an increase in inventories of $17.0 million.

	Six months ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	$(38,530)	$(36,626)
Proceeds from disposal of property and equipment	622	152
Net cash (used in) investing activities	$(37,908)	$(36,474)

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities.

	Six months ended
	March 29,	March 30,
	2025	2024
	(in thousands)
Cash flows from financing activities
Payments to repurchase common stock	$(5,000)	$-
Proceeds from issuance of stock	2,886	6,516
Borrowings under credit facility	15,000	35,000
Repayment of borrowings under credit facility	(15,000)	(45,000)
Payments on finance lease obligations	(121)	(110)
Payment of cash dividend	(30,371)	(28,444)
Net cash (used in) financing activities	$(32,606)	$(32,038)

●

During the six months ended March 29, 2025, the Company repurchased 39,061 shares of common stock of the Company at an average price of $128.00 per share on the open market, pursuant to the share repurchase program.

●

Proceeds from issuance of stock decreased in the six months ended March 29, 2025 as the quantity of stock options being exercised continues to decline as the Company began to issue service share units and performance units as forms of stock-based compensation in recent years.

●	Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs.

●	The increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2025.

Liquidity

As of March 29, 2025, we had $48.5 million of Cash and Cash Equivalents and no Long-Term Debt outstanding.

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175 million in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by an amount not to exceed in the aggregate the greater of $225 million or, $50 million plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 29, 2025, the Company is in compliance with all financial covenants of the Credit Agreement.

As of March 29, 2025, there was no outstanding balance under the Amended Credit Agreement. As of March 29, 2025, the amount available under the Amended Credit Agreement was $212.7 million, after giving effect to the $12.3 million of letters of credit outstanding.

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

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15( e) and 15d-15( e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 29, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 29, 2025 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed, management identified a material weakness related to ineffective information technology general controls (“ITGCs”), including certain controls over logical access and change management. As a result, certain business process controls that are dependent on the ineffective ITGCs or rely on the data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective.

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 29, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

The following tables sets forth repurchases of our common stock during the second quarter of 2025:

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased (1)	per share	plans or programs (2)	plans or programs (2)
				(in thousands)
December 29, 2024 to January 25, 2025	178	155.13	-	$-
January 26, 2025 to February 22, 2025	-	-	-	50,000
February 23, 2025 to March 29, 2025	39,061	128.00	39,061	45,000
Three months ended March 29, 2025	39,239	128.12	39,061	45,000

(1)

There were 39,061 shares repurchased as part of our publicly announced share repurchase program during the quarter ended March 29, 2025, and there were 178 shares withheld to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

(2)	On February 3, 2025, the Company announced that the Board of Directors authorized a share repurchase program (the “2025 Share Repurchase Program”), effective for two years, pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. As of March 29, 2025, there remains $45.0 million of share repurchase availability under the 2025 Share Repurchase Program.

Item 5.         Other Information

During the three months ended March 29, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.         Exhibits

Exhibit No.

31.1 & 31.2          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 & 32.2          Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1                    The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: May 8, 2025	/s/ Dan Fachner
Dan Fachner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2025	/s/ Shawn Munsell
Shawn Munsell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)