Form 10-Q
period 2025-06-28
J&J SNACK FOODS CORP
filed 2025-08-06
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 28, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 4, 2025
Common Stock, no par value	19,467,716 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 28,
	2025	September 28,
	(unaudited)	2024
Assets
Current assets
Cash and cash equivalents	$77,377	$73,394
Accounts receivable, net	205,965	189,233
Inventories	194,965	173,141
Prepaid expenses and other	10,142	14,646
Total current assets	488,449	450,414

Property, plant and equipment, at cost
Land	3,684	3,684
Buildings and improvements	129,349	122,919
Plant machinery and equipment	518,529	475,194
Marketing equipment	314,535	317,269
Transportation equipment	16,695	15,796
Office equipment	50,986	48,589
Construction in progress	12,768	28,592
Total Property, plant and equipment, at cost	1,046,546	1,012,043
Less accumulated depreciation and amortization	641,563	620,858
Property, plant and equipment, net	404,983	391,185

Other assets
Goodwill	185,070	185,070
Trade name intangible assets, net	106,677	109,695
Other intangible assets, net	68,184	72,561
Operating lease right-of-use assets	156,763	152,383
Other	3,803	3,793
Total other assets	520,497	523,502
Total Assets	$1,413,929	$1,365,101

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$557	$243
Accounts payable	104,405	89,268
Accrued insurance liability	18,132	16,933
Accrued liabilities	23,171	10,063
Current operating lease liabilities	21,129	19,063
Accrued compensation expense	22,253	23,325
Dividends payable	15,175	15,178
Total current liabilities	204,822	174,073

Long-term debt	-	-
Noncurrent finance lease liabilities	1,525	445
Noncurrent operating lease liabilities	143,975	140,751
Deferred income taxes	87,908	87,824
Other long-term liabilities	5,774	5,038

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,455,000 and 19,460,000 respectively	139,200	136,516
Accumulated other comprehensive loss	(13,670)	(15,299)
Retained Earnings	844,395	835,753
Total stockholders' equity	969,925	956,970
Total Liabilities and Stockholders' Equity	$1,413,929	$1,365,101

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

Net sales	$454,293	$439,957	$1,172,990	$1,147,999
Cost of goods sold	304,248	292,191	833,341	797,405
Gross profit	150,045	147,766	339,649	350,594

Operating expenses
Marketing	33,847	32,598	91,023	87,720
Distribution	44,685	45,074	126,128	129,626
Administrative	20,028	19,880	58,685	56,600
Intangible asset impairment charges	1,500	-	1,500	-
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-	(10,622)	-
Other general expense	10	98	76	(1,055)
Total operating expenses	89,448	97,650	266,790	272,891

Operating income	60,597	50,116	72,859	77,703

Other income (expense)
Investment income	622	783	2,348	2,265
Interest expense	(441)	(543)	(738)	(1,532)

Earnings before income taxes	60,778	50,356	74,469	78,436

Income tax expense	16,531	14,057	20,255	21,526

NET EARNINGS	$44,247	$36,299	$54,214	$56,910

Earnings per diluted share	$2.26	$1.87	$2.77	$2.93

Weighted average number of diluted shares	19,537	19,456	19,554	19,423

Earnings per basic share	$2.27	$1.87	$2.78	$2.94

Weighted average number of basic shares	19,455	19,396	19,471	19,373

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

Net earnings	$44,247	$36,299	$54,214	$56,910

Foreign currency translation adjustments	3,774	(4,546)	1,629	(2,263)
Total other comprehensive income, net of tax	3,774	(4,546)	1,629	(2,263)

Comprehensive income	$48,021	$31,753	$55,843	$54,647

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited) (in thousands)

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970

Common stock issued upon exercise of stock options, net of shares withheld for taxes	12	1,924	-	-	1,924
Common stock issued upon vesting of service share units, net of shares withheld for taxes	7	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	(2,577)	-	(2,577)
Dividends declared ($0.78 per share)	-	-	-	(15,193)	(15,193)
Share-based compensation	-	1,125	-	-	1,125
Net earnings	-	-	-	5,143	5,143
Balance at December 28, 2024	19,479	$139,013	$(17,876)	$825,703	$946,840

Common stock issued upon exercise of stock options, net of shares withheld for taxes	3	187	-	-	187
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	10	1,327	-	-	1,327
Repurchase of common stock	(39)	(5,000)	-	-	(5,000)
Foreign currency translation adjustment	-	-	432	-	432
Dividends declared ($0.78 per share)	-	-	-	(15,204)	(15,204)
Share-based compensation	-	1,628	-	-	1,628
Net earnings	-	-	-	4,824	4,824
Balance at March 29, 2025	19,453	$137,155	$(17,444)	$815,323	$935,034

Common stock issued upon exercise of stock options, net of shares withheld for taxes	2	218	-	-	217
Foreign currency translation adjustment	-	-	3,774	-	3,774
Dividends declared ($0.78 per share)	-	-	-	(15,175)	(15,175)
Share-based compensation	-	1,827	-	-	1,828
Net earnings	-	-	-	44,247	44,247
Balance at June 28, 2025	19,455	$139,200	$(13,670)	$844,395	$969,925

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance as September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518

Common stock issued upon exercise of stock options, net of shares withheld for taxes	31	4,481	-	-	4,481
Common stock issued upon vesting of service share units, net of shares withheld for taxes	4	-	-	-	-
Foreign currency translation adjustment	-	-	1,935	-	1,935
Dividends declared ($0.74 per share)	-	-	-	(14,235)	(14,235)
Share-based compensation	-	1,480	-	-	1,480
Net earnings	-	-	-	7,282	7,282
Balance at December 30, 2023	19,367	$120,517	$(8,231)	$800,175	$912,461

Common stock issued upon exercise of stock options, net of shares withheld for taxes	9	715	-	-	715
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	10	1,320	-	-	1,320
Foreign currency translation adjustment	-	-	348	-	348
Dividends declared ($0.74 per share)	-	-	-	(14,249)	(14,249)
Share-based compensation	-	1,728	-	-	1,728
Net earnings	-	-	-	13,329	13,329
Balance at March 30, 2024	19,386	$124,280	$(7,883)	$799,255	$915,652

Common stock issued upon exercise of stock options, net of shares withheld for taxes	22	3,141	-	-	3,141
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	-	-	-	-	-
Foreign currency translation adjustment	-	-	(4,546)	-	(4,546)
Dividends declared ($0.74 per share)	-	-	-	(14,263)	(14,263)
Share-based compensation	-	1,633	-	-	1,633
Net earnings	-	-	-	36,299	36,299
Balance at June 29, 2024	19,408	$129,054	$(12,429)	$821,291	$937,916

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Nine months ended
	June 28,	June 29,
	2025	2024
Operating activities:
Net earnings	$54,214	$56,910
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	48,296	47,141
Amortization of intangibles and deferred costs	5,871	5,244
Intangible asset impairment charges	1,500	-
(Gain) from disposals of property & equipment	(394)	(23)
Share-based compensation	4,580	4,841
Deferred income taxes	127	310
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-
Gain on insurance proceeds received in excess of operating losses recognized	(799)	-
Other	212	268
Changes in assets and liabilities, net of effects from purchase of companies
(Increase) in accounts receivable	(16,491)	(10,949)
(Increase) in inventories	(21,634)	(7,264)
Net changes in other operating assets and liabilities	33,837	30,268
Net cash provided by operating activities	98,697	126,746

Investing activities:
Payments for purchases of companies, net of cash acquired	-	(7,014)
Purchases of property, plant and equipment	(61,264)	(56,371)
Proceeds from disposal of property and equipment	1,413	484
Proceeds from insurance for fixed assets	11,421	-
Net cash (used in) investing activities	(48,430)	(62,901)

Financing activities:
Payments to repurchase common stock	(5,000)	-
Proceeds from issuance of stock	3,104	9,657
Borrowings under credit facility	40,000	57,000
Repayment of borrowings under credit facility	(40,000)	(72,000)
Payments on finance lease obligations	(182)	(120)
Payment of cash dividend	(45,575)	(42,693)
Net cash (used in) financing activities	(47,653)	(48,156)

Effect of exchange rates on cash and cash equivalents	1,369	(1,223)

Net increase in cash and cash equivalents	3,983	14,466
Cash and cash equivalents at beginning of period	73,394	49,581
Cash and cash equivalents at end of period	$77,377	$64,047

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

The results of operations for the three and nine months ended June 28, 2025 and June 29, 2024 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

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

The financial results of Thinsters have been included in our consolidated financial statements since the date of the acquisition and are reported as part of our Food Service segment. Sales and net earnings of Thinsters were not deemed to be material for the three months and nine months ended June 28, 2025 or June 29, 2024.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $25.3 million at June 28, 2025 and $21.9 million at September 28, 2024.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Beginning balance	$4,404	$4,749	$4,798	$5,306
Additions to contract liability	1,368	2,105	4,775	5,150
Amounts recognized as revenue	(1,782)	(1,812)	(5,583)	(5,414)
Ending balance	$3,990	$5,042	$3,990	$5,042

Disaggregation of Revenue

See Note 11 for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.3 million and $3.2 million on June 28, 2025 and September 28, 2024, respectively.

Note 4	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, technology, and certain trade names arising from acquisitions are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $16.7 and $16.2 million for the three months ended June 28, 2025 and June 29, 2024, respectively, and $48.3 million and $47.1 million for the nine months ended June 28, 2025 and June 29, 2024, respectively.

Note 5	Earnings per Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options, service share units (“RSU”)s, and performance share units (“PSU”)s) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three months ended June 28, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$44,247	19,455	$2.27

Effect of dilutive securities
RSUs, PSUs, and options	-	82	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$44,247	19,537	$2.26

230,144 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 28, 2025.

	Nine months ended June 28, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$54,214	19,471	$2.78

Effect of dilutive securities
RSUs, PSUs, and options	-	83	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$54,214	19,554	$2.77

126,324 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 28, 2025.

	Three months ended June 29, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$36,299	19,396	$1.87

Effect of dilutive securities
RSUs and options	-	60	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$36,299	19,456	$1.87

161,095 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 29, 2024.

	Nine months ended June 29, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$56,910	19,373	$2.94

Effect of dilutive securities
RSUs and options	-	50	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$56,910	19,423	$2.93

189,059 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 29, 2024.

Note 6	Share-Based Compensation

As of June 28, 2025, the Company has two stock-based employee compensation plans. Pre-tax share-based compensation expense was recognized as follows:

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in thousands)		(in thousands)

Stock options	$114	$309	$416	$1,171
Stock purchase plan	103	131	330	369
Stock issued to outside directors	31	43	109	144
Service share units issued to employees	1,084	637	2,679	1,763
Performance share units issued to employees	495	513	1,046	1,394
Total share-based compensation	$1,827	$1,633	$4,580	$4,841

Tax benefits	$439	$369	$1,139	$1,065

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

The Company did not grant any stock options during the nine months ended June 28, 2025, or during the nine months ended June 29, 2024.

During the three and nine months ended June 28, 2025, the Company issued 21,311 and 34,868 service share units (“RSU”)s, respectively. During the three and nine months ended June 29, 2024, the Company issued 14,441 and 25,987 RSUs, respectively. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSUs was determined based upon the closing price of the Company’s common stock on the date of grant.

During the three and nine months ended June 28, 2025, the Company issued 3,951 and 17,500 performance share units (“PSU”)s. During the three and nine months ended June 29, 2024, the Company issued 2,968 and 14,506 PSUs, respectively. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable Performance Goal. The fair value of the PSUs was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both June 28, 2025 and September 28, 2024, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 28, 2025 and September 28, 2024, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate for the three months and nine month ended June 28, 2025 was 27.2%, which is higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions. Our effective tax rate was 27.9% and 27.4% in the three and nine months ended June 29, 2024, which was higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions.

On July 4, 2025, the United State government enacted into law the One Big Beautiful Bill Act (the “OBBB”). The OBBB includes a broad range of tax reform provisions affecting businesses and the Company is currently evaluating the potential impact that the OBBB will have on its results of operations.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 28, 2025, the Company is in compliance with all financial covenants and terms of the Credit Agreement.

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

As of June 28, 2025, and as of September 28, 2024, there was no outstanding balance under the Amended Credit Agreement. As of June 28, 2025, and as of September 28, 2024, the amount available under the Amended Credit Agreement was $212.7 million, after giving effect to the outstanding letters of credit.

Note 10	Inventory

Inventories consist of the following:

	June 28,	September 28,
	2025	2024
	(unaudited)
	(in thousands)

Finished goods	$98,743	$86,470
Raw materials	40,264	29,830
Packaging materials	13,041	12,649
Equipment parts and other	42,917	44,192
Total inventories	$194,965	$173,141

Note 11	Segment Information

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

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$67,142	$59,529	$169,693	$163,985
Frozen novelties	52,804	51,701	104,764	100,464
Churros	26,269	30,269	76,803	89,155
Handhelds	21,281	21,300	67,348	62,851
Bakery	101,744	93,566	304,497	287,455
Other	7,930	8,081	19,001	19,135
Total Food Service	$277,170	$264,446	$742,106	$723,045

Retail Supermarket
Soft pretzels	$11,482	$11,110	$44,565	$46,010
Frozen novelties	42,297	46,210	85,558	82,747
Biscuits	4,440	4,839	17,295	18,078
Handhelds	5,957	7,562	16,243	20,266
Coupon redemption	(506)	(931)	(1,409)	(2,032)
Other	190	(67)	173	303
Total Retail Supermarket	$63,860	$68,723	$162,425	$165,372

Frozen Beverages
Beverages	$71,040	$72,092	$157,197	$158,708
Repair and maintenance service	24,378	23,748	72,232	71,538
Machines revenue	16,940	9,769	36,603	26,879
Other	905	1,179	2,427	2,457
Total Frozen Beverages	$113,263	$106,788	$268,459	$259,582

Consolidated sales	$454,293	$439,957	$1,172,990	$1,147,999

Depreciation and amortization:
Food Service	$12,752	$12,130	36,639	$33,976
Retail Supermarket	289	396	855	1,448
Frozen Beverages	5,616	5,667	16,673	16,961
Total depreciation and amortization	$18,657	$18,193	$54,167	$52,385

Operating income:
Food Service	$31,515	$20,247	$34,432	$34,194
Retail Supermarket	5,755	7,812	8,919	13,374
Frozen Beverages	23,327	22,057	29,508	30,135
Total operating income	$60,597	$50,116	$72,859	$77,703

Capital expenditures:
Food Service	$16,764	$12,717	$43,268	$33,946
Retail Supermarket	44	-	189	2
Frozen Beverages	5,926	7,028	17,807	22,423
Total capital expenditures	$22,734	$19,745	$61,264	$56,371

Assets:
Food Service	$1,010,849	$991,815	$1,010,849	$991,815
Retail Supermarket	33,116	36,719	33,116	36,719
Frozen Beverages	369,964	352,141	369,964	352,141
Total assets	$1,413,929	$1,380,675	$1,413,929	$1,380,675

Note 12	Goodwill and Intangible Assets

Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of June 28, 2025 and September 28, 2024 are as follows:

	June 28, 2025		September 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$85,424	$-

Amortized intangible assets
Trade names	2,515	2,515	4,024	1,006
Franchise agreements	8,500	2,550	8,500	1,913
Customer relationships	23,550	14,151	23,550	12,369
Technology	23,110	6,920	23,110	5,170
License and rights	1,690	1,713	1,690	1,650

TOTAL FOOD SERVICE	$144,789	$27,849	$146,298	$22,108

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,938	$-	$11,938	$-

TOTAL RETAIL SUPERMARKETS	$11,938	$-	$11,938	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	937	1,439	844
Licenses and rights	1,400	1,334	1,400	1,282

TOTAL FROZEN BEVERAGES	$48,254	$2,271	$48,254	$2,126

CONSOLIDATED	$204,981	$30,120	$206,490	$24,234

In connection with our quarterly triggering event analysis, we performed an impairment assessment for our amortizing trade name and determined that the carrying amount of the trade name exceeded its fair value as of June 28, 2025. As a result, the Company recorded an intangible asset impairment charge of $1.5 million in the third quarter of 2025. The intangible asset impairment charge is reflected in Intangible asset impairment charges in the Consolidated Statements of Earnings. The $1.5 million intangible asset impairment charge related to trade names in the Food Service segment.

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 10 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 28, 2025 and June 29, 2024 was $1.9 million and $2.0 million, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 28, 2025 and June 29, 2024 was $5.9 million and $5.2 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $1.4 million in 2025 (excluding the nine months ended June 28, 2025), $5.6 million in 2026, $4.7 million in 2027, and $4.3 million in both 2028 and 2029.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	June 28,	September 28,
	2025	2024
	(in thousands)
Food Service	$124,426	$124,426
Retail Supermarket	4,146	4,146
Frozen Beverages	56,498	56,498
Total goodwill	$185,070	$185,070

Note 13	Commitments and Contingencies

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $16.4 million and $15.3 million at June 28, 2025 and September 28, 2024, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both June 28, 2025 and September 28, 2024, we had outstanding letters of credit totaling $12.3 million.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claim payments and a calculated lag time period. Our recorded liability at June 28, 2025 and September 28, 2024 was $1.7 million and $1.6 million, respectively.

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

In the three and nine months ended June 28, 2025, we recorded an additional $0.3 million and $10.4 million of fire related costs, respectively, for all of which recovery was deemed to be probable. In the three and nine months ended June 28, 2025, we received $21.1 million and $23.6 million of insurance proceeds, respectively, for inventory, fixed asset replacement costs, and business interruption losses.

Cumulative fire related costs through June 28, 2025 were $17.2 million, for all of which insurance proceeds have been received. Cumulative Insurance proceeds as of June 28, 2025 were $28.6 million for inventory, fixed asset replacement costs, and business interruption losses. Of the $28.6 million insurance proceeds received through June 28, 2025, $10.6 million was recognized in the three- and nine-month periods ended June 28, 2025, representing gains on insurance proceeds received for damage to property, plant, and equipment. Additionally, for the nine-month period ended June 28, 2025, we recorded a gain of $0.8 million in cost of goods sold in the Consolidated Statement of Earnings representing the proceeds received in excess of operating losses recognized. No such gain was recognized in the three-month period ended June 28, 2025. There was no insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable in the Consolidated Balance Sheet as of June 28, 2025.

Note 14	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended		Nine months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)		(in thousands)
Foreign currency translation adjustments
Beginning balance	$(17,444)	$(7,883)	$(15,299)	$(10,166)
Foreign currency translation adjustment gain (loss)	$3,774	(4,546)	1,629	(2,263)
Ending balance	$(13,670)	$(12,429)	$(13,670)	$(12,429)

Accumulated other comprehensive loss	$(13,670)	$(12,429)	$(13,670)	$(12,429)

Note 15	Leases

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

As of June 28, 2025, the weighted-average discount rate of our operating and finance leases was 5.4% and 4.1%, respectively. As of September 28, 2024, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.0%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost in Cost of goods sold and Operating Expenses	$8,001	$7,235	$23,386	$20,230
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$35	$53	$204	$159
Interest on lease liabilities in Interest expense & other	12	4	27	19
Total finance lease cost	$47	$57	$231	$178
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-	-	-
Total net lease cost	$8,048	$7,292	$23,617	$20,408

Supplemental balance sheet information related to leases is as follows:

	June 28, 2025	September 28, 2024
Operating Leases
Operating lease right-of-use assets	$156,763	$152,383

Current operating lease liabilities	$21,129	$19,063
Noncurrent operating lease liabilities	143,975	140,751
Total operating lease liabilities	$165,104	$159,814

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$2,748	$601

Current finance lease liabilities	$557	$243
Noncurrent finance lease liabilities	1,525	445
Total finance lease liabilities	$2,082	$688

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,780	$6,978	$22,507	$18,672
Operating cash flows from finance leases	$12	$4	$27	$19
Financing cash flows from finance leases	$61	$10	$182	$120

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$4,691	$3,931	$23,342	$79,352
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of June 28, 2025, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Three months ending September 27, 2025	$7,421	$178
2026	28,027	591
2027	26,571	562
2028	23,189	379
2029	18,351	255
Thereafter	123,032	305
Total minimum payments	226,591	2,270
Less amount representing interest	(61,487)	(188)
Present value of lease obligations	$165,104	$2,082

As of June 28, 2025 the weighted-average remaining term of our operating and finance leases was 14.9 years and 4.3 years, respectively.

As of September 28, 2024 the weighted-average remaining term of our operating and finance leases was 12.6 years and 3.6 years, respectively.

Note 16	Related Parties

NFI Industries, Inc.

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc.

The payments to NFI were as follows:

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
	(in millions)		(in millions)

Transportation management services payments (1)	$0.2	$0.3	$0.6	$0.8
Labor management services payments (2)	4.5	3.2	12.3	6.7
Lease payments (3)	0.5	0.5	1.4	1.4
Pass through payments to third parties (4)	15.1	15.9	40.3	40.4
Total amount distributed to NFI	$20.3	$19.9	$54.6	$49.3

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

(3)

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. This amount represents the lease payments associated with the lease arrangement. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of June 28, 2025, $26.7 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $27.6 million was recorded as a non-current operating lease liability. As of September 28, 2024, $27.4 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $28.0 million was recorded as a non-current operating lease liability.

(4)	This amount represents passed through payments to third-party distribution and shipping vendors that are managed on the Company's behalf by NFI.

As of June 28, 2025, and September 28, 2024, related party trade payables of approximately $4.5 million and $0.6 million, respectively, were recorded as accounts payable.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

AMC Global

We incur related party expenses for attitudinal and research services with AMC Global, a global marketing research company. The husband of our director, Marjorie Roshkoff, is CEO and owner of AMC Global. In the nine months ended June 28, 2025, the Company did not incur any expenses with AMC Global, and in the nine months ended June 29, 2024, the Company paid AMC Global $76,500 for these expenses.

Additionally, the Company pays board advisory consulting fees to the husband of our director, Marjorie Roshkoff. In both the three and nine months ended June 28, 2025 and June 29, 2024, the Company paid $13,000 and $38,000 for these board advisory consulting fees, respectively.

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

	Three months ended		Nine months ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024

Shares repurchased (in thousands)	-	-	39	-
Average price per share	$-	$-	$128.00	$-
Total investment (in thousands)	$-	$-	$5,000	$-

As a result of the Company’s stock repurchases, there remains $45.0 million of share repurchase availability under the 2025 Share Repurchase Program as of June 28, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "if," "may," "believe," "plan,", "goals," "estimate," "expect," "project," "continue," "forecast," "intend," "may," "could," "should," "will," and other similar expressions. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry (or the industries of our customers), the success of new product innovations, the impact of tariffs and other government regulations, and the future impact of our supply chain efficiency projects, including facility optimization projects and investments in additional production capacity and logistics and warehousing operations. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. We intend that such forward-looking statements be subject to the safe harbor provisions of the Securities Act and the Exchange Act.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made. Any forward-looking statements represent our best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to revise, update, add or to otherwise correct, any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Business Overview

The Company manufactures and sells snack foods and distributes frozen beverages, which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels, frozen novelties, churros and bakery products. We believe we are the largest manufacturer of soft pretzels in the United States. Other snack food products include donuts, churros, cookies, funnel cake and handheld products. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage. The Company’s Food Service and Frozen Beverage sales are made principally to foodservice customers including snack bar and food stand locations in leading chain, department, discount, warehouse club and convenience stores; malls and shopping centers; fast food and casual dining restaurants; stadiums and sports arenas; leisure and theme parks; movie theaters; independent retailers; and schools, colleges and other institutions. The Company’s Retail Supermarket customers are primarily supermarket chains.

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

Our industry continues to face specific challenges arising from consumer and economic uncertainty due to inflation and rapid changes in global trade policies including the announced tariff increases and potential additional tariff increases. We expect that consumer trends will continue to evolve, and economic pressures on consumers, including the challenges of high inflation and the impact of increased tariffs, may have an impact on our volumes. In addition, inflation and fluctuating raw material costs may continue to impact the costs of our products.

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

●

The recent addition of six new production lines which has significantly expanded our capacity and allowed us to meet growth opportunities across our core products such as pretzels, churros and frozen novelties.

●	Implementation of a new ERP system in fiscal 2022 which has helped to create efficiencies and streamline processes.
●

Increased successful cross-selling activities and leveraging our brands across customer channels, including our recent expansion of the breadth and depth of our Dippin’ Dots brand across the theater channel, as well as penetrating that brand into the retail market.

●	An update to our SuperPretzel recipe and packaging.
●	Our fiscal year 2023 rollout of our new Hola! Churros brand.
●	Our fiscal year 2022 acquisition of Dippin’ Dots, and our fiscal year 2024 acquisition of Thinsters.

RESULTS OF OPERATIONS – Three and nine months ended June 28, 2025

The following discussion provides a review of results for the three and nine months ended June 28, 2025 as compared with the three and nine months ended June 29, 2024.

Summary of Results	Three months ended			Nine months ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)

Net sales	$454,293	$439,957	3.3%	$1,172,990	$1,147,999	2.2%

Cost of goods sold	304,248	292,191	4.1%	833,341	797,405	4.5%
Gross profit	150,045	147,766	1.5%	339,649	350,594	(3.1)%

Operating expenses
Marketing	33,847	32,598	3.8%	91,023	87,720	3.8%
Distribution	44,685	45,074	(0.9)%	126,128	129,626	(2.7)%
Administrative	20,028	19,880	0.7%	58,685	56,600	3.7%
Intangible asset impairment charges	1,500	-	100.0%	1,500	-	100.0%
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-	100.0%	(10,622)	-	100.0%
Other general expense (income)	10	98	(89.8)%	76	(1,055)	(107.2)%
Total operating expenses	89,448	97,650	(8.4)%	266,790	272,891	(2.2)%

Operating income	60,597	50,116	20.9%	72,859	77,703	(6.2)%

Other income (expense)
Investment income	622	783	(20.6)%	2,348	2,265	3.7%
Interest expense	(441)	(543)	(18.8)%	(738)	(1,532)	(51.8)%

Earnings before income taxes	60,778	50,356	20.7%	74,469	78,436	(5.1)%

Income tax expense	16,531	14,057	17.6%	20,255	21,526	(5.9)%

NET EARNINGS	$44,247	$36,299	21.9%	$54,214	$56,910	(4.7)%

Comparisons as a Percentage of Net Sales	Three months ended			Nine months ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	Basis Pt Chg	2025	2024	Basis Pt Chg
Gross profit	33.0%	33.6%	(60)	29.0%	30.5%	(150)
Marketing	7.5%	7.4%	10	7.8%	7.6%	20
Distribution	9.8%	10.2%	(40)	10.8%	11.3%	(50)
Administrative	4.4%	4.5%	(10)	5.0%	4.9%	10
Operating income	13.3%	11.4%	190	6.2%	6.8%	(60)
Earnings before income taxes	13.4%	11.4%	200	6.3%	6.8%	(50)
Net earnings	9.7%	8.3%	140	4.6%	5.0%	(40)

Net Sales

Net sales increased by $14.3 million, or 3.3%, to $454.3 million for the three months ended June 28, 2025, with the increase led by sales growth in our foodservice and frozen beverages segments, offset somewhat by a decrease in our retail supermarket segment. Net sales increased by $25.0 million, or 2.2%, to $1,173.0 million for the nine months ended June 28, 2025 with the increase led by sales growth in our foodservice and frozen beverages segments across the period, offset slightly by a decrease in our retail supermarket segment, which was attributable to the decline noted in the third fiscal quarter.

Gross Profit

Gross Profit increased by $2.3 million, or 1.5%, to $150.0 million for the three months ended June 28, 2025. As a percentage of sales, gross profit decreased from 33.6% to 33.0%. The increase in gross profit primarily related to the benefit of the increased net sales, while the slight decrease as a percentage of sales was primarily attributable to the higher proportion of lower margin machine sales in our frozen beverages business, as well as some foreign exchange related headwinds encountered by the frozen beverages business.

Gross Profit decreased by $10.9 million, or 3.1%, to $339.6 million for the nine months ended June 28, 2025. As a percentage of sales, gross profit decreased from 30.5% to 29.0%. This decrease primarily reflected the impact noted through the second fiscal quarter of the negative margin impacts from comparatively rising raw material costs and other inflationary pressures that outweighed recent pricing actions. Additionally, mix changes within our bakery business in the first fiscal quarter, the loss of some limited time offer churro volumes from prior year, and the impact of mix and foreign exchange related headwinds in the frozen beverages segment, all negatively impacted current period gross profit when compared to prior year.

Operating Expenses

Operating Expenses decreased $8.2 million, or 8.4%, to $89.4 million for the three months ended June 28, 2025. As a percentage of sales, operating expenses decreased from 22.2% to 19.7%. The main driver of the decrease was the non-recurring net benefit of the $10.6 million gain on insurance proceeds received for damage to property, plant and equipment related to the fire at our Holly Ridge plant, offset slightly by the $1.5 million intangible asset impairment charge. As a percentage of sales, distribution expenses decreased from 10.2% to 9.8%, with the decrease driven by the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain, as well as lower fuel expenses. As a percentage of sales, marketing expenses increased slightly from 7.4% to 7.5%, with the increase primarily attributable to higher summer promotional marketing spend in the period. As a percentage of sales, general and administrative expenses decreased slightly from 4.5% to 4.4%, with the decrease primarily attributable to the leveraging benefit of a higher sales base, as well as strong expense control discipline.

Operating Expenses decreased $6.1 million, or 2.2%, to $266.8 million for the nine months ended June 28, 2025. As a percentage of sales, operating expenses decreased from 23.8% to 22.7%. The main driver of the decrease was the net benefit of the $10.6 million gain on insurance proceeds received for damage to property, plant and equipment at our Holly Ridge plant, offset slightly by the $1.5 million intangible asset impairment charge. As a percentage of sales, distribution expenses decreased from 11.3% to 10.8%, with the decrease driven by the benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain, combined with the impact of $2.3 million of non-recurring expenses in the prior year for start-up costs related to our regional distribution center supply chain transformation. As a percentage of sales, marketing expenses increased slightly from 7.6% to 7.8%, with the increase primarily attributable to higher summer promotional marketing spend, as well as higher tradename amortization expenses associated with a legacy churro brand that is being phased out for the Hola! Churro brand. As a percentage of sales, general and administrative expenses increased slightly from 4.9% to 5.0%, with the increase attributable to higher compensation costs as well as higher non-recurring legal expenses, primarily offset by the leveraging benefit of a higher sales base and strong expense control discipline.

Other Income and Expense

Investment income decreased by $0.2 million to $0.6 million for the three months ended June 28, 2025, and increased by $0.1 million to $2.3 million for the nine months ended June 28, 2025.

Interest expense decreased by $0.1 million to $0.4 million and by $0.8 million to $0.7 million for the three months and nine months, ended June 28, 2025, respectively, due to the decrease in the Company’s average outstanding borrowings on the Amended Credit Agreement for the three- and nine- month periods ended June 28, 2025, as compared to the prior year periods.

Income Tax Expense

Income tax expense increased by $2.5 million, or 17.6%, to $16.5 million for the three months ended June 28, 2025. The effective tax rate was 27.2% as compared with 27.9% in the prior year period.

Income tax expense decreased by $1.3 million, or 5.9%, to $20.3 million for the nine months ended June 28, 2025. The effective tax rate was 27.2% as compared with 27.4% in the prior year period.

Net Earnings

Net earnings increased by $7.9 million, or 21.9%, for the three months ended June 28, 2025, due to the aforementioned items.

Net earnings decreased by $2.7 million, or 4.7%, for the nine months ended June 28, 2025, due to the aforementioned items.

There are many factors which can impact our net earnings from year to year and in the long run, among which are the supply and cost of raw materials and labor, insurance costs, factors impacting sales, the continuing consolidation of our customers, our ability to manage our manufacturing, marketing and distribution activities, our ability to make and integrate acquisitions and changes in tax laws and interest rates.

Business Segment Discussion

We operate in three segments: Food Service, Retail Supermarket, and Frozen Beverages. The following table is a summary of sales and operating income, which is how we measure segment profit.

	Three months ended			Nine months ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Net sales
Food Service	$277,170	$264,446	4.8%	$742,106	$723,045	2.6%
Retail Supermarket	63,860	68,723	(7.1)%	162,425	165,372	(1.8)%
Frozen Beverages	113,263	106,788	6.1%	268,459	259,582	3.4%
Total sales	$454,293	$439,957	3.3%	$1,172,990	$1,147,999	2.2%

	Three months ended			Nine months ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)

Operating income
Food Service	$31,515	$20,247	55.7%	$34,432	$34,194	0.7%
Retail Supermarket	5,755	7,812	(26.3)%	8,919	13,374	(33.3)%
Frozen Beverages	23,327	22,057	5.8%	29,508	30,135	(2.1)%
Total operating income	$60,597	$50,116	20.9%	$72,859	$77,703	(6.2)%

Food Service Segment Results

	Three months ended			Nine months ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)

Food Service sales to external customers
Soft pretzels	$67,142	$59,529	12.8%	$169,693	$163,985	3.5%
Frozen novelties	52,804	51,701	2.1%	104,764	100,464	4.3%
Churros	26,269	30,269	(13.2)%	76,803	89,155	(13.9)%
Handhelds	21,281	21,300	(0.1)%	67,348	62,851	7.2%
Bakery	101,744	93,566	8.7%	304,497	287,455	5.9%
Other	7,930	8,081	(1.9)%	19,001	19,135	(0.7)%
Total Food Service	$277,170	$264,446	4.8%	$742,106	$723,045	2.6%

Food Service operating income	$31,515	$20,247	55.7%	$34,432	$34,194	0.7%

Sales to food service customers increased $12.7 million, or 4.8%, to $277.2 million for the three months ended June 28, 2025 with the increase largely attributable to the benefit of price increases, as well as volume increases in certain product categories, most notably soft pretzels. Those increases were offset somewhat by volume declines seen in other product categories, most notably in the churro category, which was primarily driven by the lapping of the benefit of limited time offer churro volumes in the prior year.

Soft pretzels sales to food service increased 12.8% to $67.1 million, with the increase largely driven by strong volume increases across many of our pretzel products and brands, most notably our Bavarian pretzels, with a secondary benefit of price increases. Frozen novelties sales increased 2.1% to $52.8 million, led by an approximate 3% increase in Dippin’ Dots sales. Churro sales decreased 13.2% to $26.3, million with the decrease largely driven by the lapping of the benefit of limited time offer churro volumes with a major QSR customer in the prior year period which did not recur in the current quarter. Sales of bakery products increased by 8.7% to $101.7 million, with the growth primarily attributable to pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients, somewhat offset by volume losses throughout the portfolio. Sales of handhelds remained relatively flat, decreasing by 0.1% to $21.3 million, with the decrease attributable to a slight volume decrease across our food service handhelds, mostly offset by pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients.

Sales of new products in the first twelve months since their introduction were minimal in the three months ended June 28, 2025. Sales in the quarter benefited from the impact of the mid single digit percentage price increases, with those price increases primarily related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some targeted, non-contractual price increases taken in an attempt to offset the rising costs on certain raw material ingredients. The revenue increase attributable to price increases was slightly offset by net declining volumes, with the volume declines seen in our churros, and bakery portfolios offset by volume increases in our soft pretzel portfolio.

Operating income in our Food Service segment increased $11.3 million in the quarter to $31.5 million, with the increase primarily attributable to the non-recurring net benefit of the $10.6 million gain on insurance proceeds received for damage to property, plant and equipment related to the fire at our Holly Ridge plant, offset slightly by the $1.5 million intangible asset impairment charge. Excluding these non-recurring charges, the remaining increase in operating income in our Food Service segment was primarily driven by the strong performance of our pretzel business, as well notable margin improvement on our churro portfolio. These increases more than offset the headwinds related to the volume declines in our bakery business and the impact of the lapping of the limited time offer churro promotion with a major QSR customer in our prior year quarter, that did not recur in the current quarter.

Sales to food service customers increased $19.1 million, or 2.6%, to $742.1 million for the nine months ended June 28, 2025. Soft pretzels sales to food service customers increased 3.5% to $169.7 million with the increase largely related to the previously referenced strong volume increases noted in the fiscal third quarter. Frozen novelties sales increased 4.3% to $104.8 million with the increase driven by an approximate 5% increase in Dippin’ Dots sales. Churro sales decreased 13.9% to $76.8 million with the decrease largely driven by the lapping of the benefit of limited time offer churro volumes with a major QSR customer in the prior year period which did not recur in the current year period, somewhat offset by new business growth. Sales of bakery increased 5.9% to $304.5 million, with the increase largely attributable to the contractual pricing true-up of costing on certain raw material ingredients, as well as some targeted, non-contractual price increases taken in an attempt to offset the rising costs on certain raw material ingredients offset somewhat by volume declines, most notably in our fiscal first quarter related to our pie portfolio and the loss of some seasonal business with a declining margin profile that we bid on, but did not retain. Sales of handhelds increased 7.2% to $67.3 million with the increase attributable to a combination of strong volume increases across our core food service handhelds as well as pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients.

Sales of new products in the first twelve months since their introduction were approximately $3.5 million for the nine months ended June 28, 2025, driven primarily by the addition of churros to the menu of a major fast food customer. Sales in the nine-month period benefited from the impact of the mid single digit percentage price increases, with those price increases primarily related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some targeted, non-contractual price increases taken in an attempt to offset the rising costs on certain raw material ingredients. The revenue increase attributable to price increases was somewhat offset by declining volumes, most noticeably in our churro portfolio due to the lapping of the benefit of limited time offer churro volumes with a major QSR customer in the prior year period which did not recur in the current year period, as well as in our bakery portfolio, due to the volume declines in our pie business in the first fiscal quarter related to loss of some seasonal business with a declining profit margin profile that we bid on, but did not retain.

Operating income in our Food Service segment increased $0.2 million in the nine months ended June 28, 2025, to $34.4 million. Operating income in our Food Service segment was materially affected by the non-recurring net benefit of the $10.6 million gain on insurance proceeds received for damage to property, plant and equipment related to the fire at our Holly Ridge plant, offset slightly by the $1.5 million intangible asset impairment charge. Excluding the net $9.1 million benefit of these non-recurring charges, operating income in our Food Service segment decreased $8.9 million, to $25.3 million, which primarily reflected the impact noted through the second fiscal quarter of the gross margin pressures due to the rising raw material costs and other inflationary pressures, outweighing the benefits from price increases, as well as an unfavorable product mix. The unfavorable product mix reflected the fiscal first quarter loss of some seasonal business within bakery with a declining margin profile that we bid on, but did not retain, as well as lower churro volumes as we lapped the benefit from a limited time offer with a quick serve restaurant in the prior year.

Retail Supermarket Segment Results

	Three months ended			Nine months ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)

Retail Supermarket sales to external customers
Soft pretzels	$11,482	$11,110	3.3%	$44,565	$46,010	(3.1)%
Frozen novelties	42,297	46,210	(8.5)%	85,558	82,747	3.4%
Biscuits	4,440	4,839	(8.2)%	17,295	18,078	(4.3)%
Handhelds	5,957	7,562	(21.2)%	16,243	20,266	(19.9)%
Coupon redemption	(506)	(931)	(45.6)%	(1,409)	(2,032)	(30.7)%
Other	190	(67)	(383.6)%	173	303	(42.9)%
Total Retail Supermarket	$63,860	$68,723	(7.1)%	$162,425	$165,372	(1.8)%

Retail Supermarket operating income	$5,755	$7,812	(26.3)%	$8,919	$13,374	(33.3)%

Sales of products to retail customers decreased $4.9 million, or 7.1%, to $63.9 million for the three months ended June 28, 2025, with the decrease primarily attributable to declining frozen novelties volumes. Soft pretzel sales increased 3.3% to $11.5 million. Frozen novelties sales decreased 8.5% to $42.3 million, with volume declines seen across many of our brands due to lower promotional activity in the quarter, as well as the lapping of a very strong prior year fiscal third quarter. Biscuit sales decreased 8.2% to $4.4 million, and Handheld sales decreased 21.2% to $6.0 million with the decrease in Handheld sales primarily attributable to the impact of the fire at our Holly Ridge location, and delays that were experienced in the production of our retail handhelds during the quarter. Sales of new products in retail supermarkets were approximately $2.8 million in the quarter, driven primarily by the launch of Dippin’ Dots sundaes. Sales in the quarter benefited from the impact of the low single digit percentage price increases, with the benefit more than offset by volume declines, most notably within the frozen novelties product category.

Operating income in our Retail Supermarkets segment decreased $2.1 million in the quarter to $5.8 million, primarily driven by the impact of lower volumes and lower sales in the segment.

Sales of products to retail customers decreased $2.9 million, or 1.8%, to $162.4 million for the nine months ended June 28, 2025. Soft pretzel sales decreased 3.1% to $44.6 million with the decrease largely due to soft consumer trends seen within the product category earlier in the fiscal year. Frozen novelties sales increased 3.4% to $85.6 million, with the increase largely attributable to growth in our second fiscal quarter, most notably within our Dogsters and Luigi’s brands, offset somewhat by the volume declines noted in our third fiscal quarter. Biscuit sales decreased 4.3% to $17.3 million, and Handheld sales decreased 19.9% to $16.2 million with the decrease in Handheld sales primarily attributable to the impact of the fire at our Holly Ridge location, and delays that were experienced in the production of our retail handhelds during the period. Sales of new products in retail supermarkets were approximately $3.4 million in the nine months ended June 28, 2025, driven primarily by the launch of Dippin’ Dots sundaes. Sales in the nine-month period were impacted minimally by price increases, with the revenue decline attributable to volume decreases in the third fiscal quarter somewhat offset by volume increases that had been noted through our second fiscal quarter.

Operating income in our Retail Supermarkets segment decreased $4.5 million in the nine months ended June 28, 2025 to $8.9 million, primarily driven by the declining frozen novelties volumes noted in our third fiscal quarter, as well as gross margin performance noted through our second fiscal quarter.

Frozen Beverages Segment Results

	Three months ended			Nine months ended
	June 28,	June 29,		June 28,	June 29,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)

Frozen Beverages sales to external customers
Beverages	$71,040	$72,092	(1.5)%	$157,197	$158,708	(1.0)%
Repair and maintenance service	24,378	23,748	2.7%	72,232	71,538	1.0%
Machines revenue	16,940	9,769	73.4%	36,603	26,879	36.2%
Other	905	1,179	(23.2)%	2,427	2,457	(1.2)%
Total Frozen Beverages	$113,263	$106,788	6.1%	$268,459	$259,582	3.4%

Frozen Beverages operating income	$23,327	$22,057	5.8%	$29,508	$30,135	(2.1)%

Frozen beverage and related product sales increased $6.5 million, or 6.1%, in the three months ended June 28, 2025. Beverage-related sales decreased 1.5% to $71.0 million, with the decrease primarily reflecting weakness in a number of our channels, as well as the unfavorable foreign exchange impacts from a weaker Mexican Peso, somewhat offset by the comparative strength noted within the theater channel. Gallon sales decreased approximately 1% for the three months ended June 28, 2025. Service revenue increased 2.7% to $24.4 million and machine revenue (primarily sales of frozen beverage machines) increased 73.4% to $16.9 million with the growth driven by a major convenience customer updating its equipment across its store network.

Operating income in our Frozen Beverage segment increased $1.3 million in the quarter to $23.3 million, as the increase in machine revenues, as well as focused expense management, more than offset the somewhat weak beverage sales and the unfavorable foreign exchange related headwinds.

Frozen beverage and related product sales increased $8.9 million, or 3.4% in the nine months ended June 28, 2025. Beverage-related sales decreased 1.0% to $157.2 million. Gallon sales increased approximately 1% for the nine months ended June 28, 2025, with that slight increase in gallon sales offset by a slightly less favorable sales mix and some foreign exchange related headwinds. Service revenue increased 1.0% to $72.2 million. Machine revenue (primarily sales of frozen beverage machines) increased 36.2% to $36.6 million, primarily driven by strong growth from theater and convenience customers.

Operating income in our Frozen Beverage segment decreased $0.6 million in the nine months ended June 28, 2025 to $29.5 million, primarily due to the impact of unfavorable mix, and the unfavorable foreign exchange related headwinds, somewhat offset by focused expense management.

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

	Nine months ended
	June 28,	June 29,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net earnings	$54,214	$56,910
Non-cash items in net income:
Depreciation of fixed assets	48,296	47,141
Amortization of intangibles and deferred costs	5,871	5,244
Intangible asset impairment charges	1,500	-
(Gain) from disposals of property & equipment	(394)	(23)
Share-based compensation	4,580	4,841
Deferred income taxes	127	310
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-
Gain on insurance proceeds received in excess of operating losses recognized	(799)	-
Other	212	268
Changes in assets and liabilities, net of effects from purchase of companies	(4,288)	12,055
Net cash provided by operating activities	$98,697	$126,746

●	Gain on insurance proceeds received related to insurance recoveries related to the Holly Ridge fire and totaled approximately $11.4 million.

●

The net cash outflow of $4.3 million in cash flows associated with changes in assets and liabilities, net of effects from purchase of companies, in the nine months ended June 28, 2025, was primarily driven by largely offsetting impacts across working capital categories, including a $21.6 million increase in inventories, a $16.5 million increase in accounts receivable, and a $33.8 million increase in cash flow from other operating assets and liabilities, net. In the prior year, the net cash inflow of $12.1 million was primarily driven by $30.3 million increase in cash flow from other operating assets and liabilities, net, offset somewhat by an increase in accounts receivable of $10.9 million and an increase in inventories of $7.3 million.

	Nine months ended
	June 28,	June 29,
	2025	2024
	(in thousands)
Cash flows from investing activities
Payments for purchases of companies, net of cash acquired	$-	$(7,014)
Purchases of property, plant and equipment	(61,264)	(56,371)
Proceeds from disposal of property and equipment	1,413	484
Proceeds from insurance for fixed assets	11,421	-
Net cash (used in) investing activities	$(48,430)	$(62,901)

●	The prior year payment for purchases of companies, net of cash acquired related to the Thinsters acquisition.

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities.

●	Proceeds from insurance for fixed assets related to insurance recoveries related to the Holly Ridge fire.

	Nine months ended
	June 28,	June 29,
	2025	2024
	(in thousands)
Cash flows from financing activities
Payments to repurchase common stock	$(5,000)	$-
Proceeds from issuance of stock	3,104	9,657
Borrowings under credit facility	40,000	57,000
Repayment of borrowings under credit facility	(40,000)	(72,000)
Payments on finance lease obligations	(182)	(120)
Payment of cash dividend	(45,575)	(42,693)
Net cash (used in) financing activities	$(47,653)	$(48,156)

●

During the nine months ended June 28, 2025, the Company repurchased 39,061 shares of common stock of the Company at an average price of $128.00 per share on the open market, pursuant to the share repurchase program.

●

Proceeds from issuance of stock decreased in the nine months ended June 28, 2025 as the quantity of stock options being exercised continues to decline as the Company began to issue service share units and performance units as forms of stock-based compensation in recent years.

●	Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs.
●	The increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2025.

Liquidity

As of June 28, 2025, we had $77.4 million of cash and cash equivalents and no long-term debt outstanding.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 28, 2025, the Company is in compliance with all financial covenants of the Credit Agreement.

As of June 28, 2025, there was no outstanding balance under the Amended Credit Agreement. As of June 28, 2025, the amount available under the Amended Credit Agreement was $212.7 million, after giving effect to the $12.3 million of letters of credit outstanding.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 28, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 28, 2025 our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

The following tables sets forth repurchases of our common stock during the third quarter of 2025:

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased (1)	per share	plans or programs (2)	plans or programs (2)
				(in thousands)
March 30, 2025 to April 26, 2025	36	132.40	-	$45,000
April 27, 2025 to May 24, 2025	-	-	-	45,000
May 25, 2025 to June 28, 2025	-	-	-	45,000
Three months ended June 28, 2025	36	132.40	-	45,000

(1)	There were 36 shares withheld to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

(2)

On February 3, 2025, the Company announced that the Board of Directors authorized a share repurchase program (the 2025 Share Repurchase Program) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. As of June 28, 2025, there remains $45.0 million of share repurchase availability under the 2025 Share Repurchase Program.

Item 5.	Other Information

During the three months ended June 28, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits

Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 & 32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: August 6, 2025	/s/ Dan Fachner
Dan Fachner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2025	/s/ Shawn Munsell
Shawn Munsell, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)