Form 10-K
period 2025-09-27
J&J SNACK FOODS CORP
filed 2025-11-26
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 27, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File No. 000-14616

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

March 28, 2025 was the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common stock held by non-affiliates was $1,968,027,965 based on the last sale price on March 28, 2025 of $130.14 per share.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 21, 2025
Common Stock, no par value	19,343,158 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Shareholders scheduled for February 12, 2026 are incorporated by reference into Part III of this report.

J & J SNACK FOODS CORP.

2025 FORM 10-K ANNUAL REPORT

Note About Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Statements that are not historic or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements discuss goals, intentions, and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on our current beliefs as well as assumptions made by us and information currently available to us. Forward-looking statements generally will be accompanied by words such as "anticipate," "if," "may," "believe," "plan,", "goals," "estimate," "expect," "project," "continue," "forecast," "intend," "may," "could," "should," "will," and other similar expressions. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. This includes, without limitation, our statements and expectations regarding any current or future recovery in our industry (or the industries of our customers), the success of new product innovations, the impact of tariffs and other government regulations, and the future impact of our expense reduction and supply chain efficiency projects, including facility optimization projects and investments in additional production capacity and logistics and warehousing operations. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the expectations of management. We intend that such forward-looking statements be subject to the safe harbor provisions of the Securities Act and the Exchange Act. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: the risks described in Item 1A and in Item 7A of this annual report on Form 10-K.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation to subsequently revise, update, add or to otherwise correct, any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Furthermore, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report. The discussion and analysis of our financial condition and results of operations included in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Form 10-K.

PART I

Item 1.  Business

General

J & J Snack Foods Corp. (the “Company” or “J & J”) manufactures snack foods and distributes frozen beverages which it markets nationally to the foodservice and retail supermarket industries. The Company’s principal snack food products are soft pretzels marketed primarily under the brand names SUPERPRETZEL, BRAUHAUS, FEDERAL PRETZEL, and BAVARIAN BAKERY, frozen novelties marketed primarily under the DIPPIN’ DOTS, LUIGI’S, WHOLE FRUIT, ICEE, DOGSTERS, PHILLY SWIRL and MINUTE MAID* brand names, churros marketed primarily under the ¡HOLA! brand name, and bakery products sold primarily under the READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names as well as for private label and contract packing. We believe we are the largest manufacturer of soft pretzels in the United States. Other snack food products include funnel cake sold under THE FUNNEL CAKE FACTORY brand and handheld products sold under smaller brands. The Company’s principal frozen beverage products are the ICEE brand frozen carbonated beverage and the SLUSH PUPPIE brand frozen non-carbonated beverage.

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

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and Frozen Beverages reviews detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Maker and management when determining each segment’s and the Company’s financial condition and operating performance. In addition, the Chief Operating Decision Maker reviews and evaluates capital spending of each segment on a quarterly basis to monitor cash flow and asset needs of each segment (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data for financial information about segments).

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

Soft pretzels are sold in the Food Service and Retail Supermarket segments. Soft pretzel sales amounted to 18% of the Company’s revenue in fiscal year 2025, 18% in fiscal year 2024, and 19% in fiscal year 2023.

Certain of the Company’s soft pretzels (whole grain) qualify under USDA regulations as the nutritional equivalent of grains for purposes of the USDA school nutrition program, thereby enabling a participating school to obtain partial reimbursement for the cost of the Company’s soft pretzels from the USDA.

The Company’s soft pretzels are manufactured according to a proprietary formula, ranging in size from one to twenty-four ounces in weight. A portion of the Company’s soft pretzels are shaped and formed by the Company’s twister machines. These soft pretzel tying machines are automated, high-speed machines for twisting dough into the traditional pretzel shape. Additionally, we make soft pretzels which are extruded or shaped by hand. Soft pretzels, after baking, are quick-frozen and packaged for delivery.

The Company’s principal marketing program in the Food Service segment includes supplying ovens, mobile merchandisers, display cases, warmers, and similar merchandising equipment to the retailer to prepare and promote the sale of soft pretzels. Some of this equipment is proprietary, including combination warmer and display cases that re-bake frozen soft pretzels while displaying them, thus eliminating the need for an oven. The Company retains ownership of the equipment placed in customer locations, and as a result, customers are not required to make an investment in equipment.

Frozen Novelties

The Company’s frozen novelties are marketed primarily under the DIPPIN’DOTS, LUIGI’S, WHOLE FRUIT, DOGSTERS, PHILLY SWIRL, ICEE and MINUTE MAID brand names. Frozen novelties are sold in the Food Service and Retail Supermarkets segments. Frozen novelties sales were 16% of the Company’s revenue in fiscal year 2025, 17% in fiscal year 2024, and 17% in fiscal year 2023.

The Company’s LUIGI’S and WHOLE FRUIT frozen juice cups for schools are produced in various flavors and contain one half of a cup of fruit equivalent made of 100% juice with no added sugar and in accordance with USDA guidelines.

The Company’s DIPPIN’ DOTS’ frozen novelty products are cryogenically frozen beads, created using liquid nitrogen at -320 degrees Fahrenheit. Product variations include ice cream (milk and cream based), flavored ice (water based) and frozen yogurt branded YODOTS. The product is served to consumers by the cup, or via individual serving packages.

The balance of the Company’s frozen novelties products are manufactured from water, sweeteners and fruit juice concentrates in various flavors and packaging including cups, tubes, and sticks. Several of the products contain ice cream and WHOLE FRUIT bars contains real fruit.

Churros

The Company’s churros are sold primarily under the ¡HOLA! brand name. Churros are sold to the Food Service and Retail Supermarkets segments. Churro sales were 6% of the Company’s sales in fiscal year 2025, 7% in fiscal year 2024, and 7% in fiscal year 2023. Churros are pastries in stick form which the Company produces in several sizes according to a proprietary formula. The churros are deep fried, frozen, and packaged. At food service point-of-sale they are reheated and topped with a cinnamon sugar mixture. The Company also sells chocolate-filled, fruit-filled, and crème-filled churros. The Company supplies churro merchandising equipment similar to that used for its soft pretzels.

Handheld Products

The Company's handheld products are sold primarily under private label names. Handheld products are sold to the Food Service and Retail Supermarket segments. Handheld product sales amounted to 7% of the Company’s sales in fiscal year 2025, 7% in fiscal year 2024, and 6% in fiscal year 2023.

Bakery Products

The Company’s bakery products are marketed under the MRS. GOODCOOKIE, READI-BAKE, COUNTRY HOME, MARY B’S, DADDY RAY’S and HILL & VALLEY brand names, and under private labels. Bakery products include primarily fig and fruit bars, cookies, breads, rolls, crumb, muffins, and donuts. Bakery products are sold to the Food Service segment. Bakery products sales amounted to 27% of the Company’s sales in fiscal year 2025, 26% in fiscal year 2024, and 26% in fiscal year 2023.

Frozen Beverages

The Company markets frozen beverages primarily under the names ICEE, SLUSH PUPPIE and PARROT ICE which are sold primarily in the United States, Mexico, and Canada. Frozen beverages are reported in the Frozen Beverages segment.

Frozen beverage sales amounted to 14% of the Company’s revenue in fiscal year 2025, 15% in fiscal year 2024, and 14% in fiscal year 2023.

Under the Company’s principal marketing program for frozen carbonated beverages, it installs frozen beverage dispensers for its ICEE brand at customer locations and thereafter services the machines, arranges to supply customers with ingredients required for production of the frozen beverages, and supports customer retail sales efforts with in-store promotions and point-of-sale materials. The Company sells frozen non-carbonated beverages under the SLUSH PUPPIE and PARROT ICE brands through a distributor network and through its own distribution network. The Company also provides repair and maintenance service to customers for customer-owned equipment and sells equipment in its Frozen Beverages segment. Revenue from equipment sales and repair and maintenance services totaled 9% of the Company’s sales in each of the fiscal years 2025, 2024, and 2023.

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

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 46%, 45% and 43% of our sales during fiscal years 2025, 2024, and 2023, respectively, with our largest customer accounting for 10% of our sales in fiscal 2025, 9% of our sales in fiscal 2024, and 9% of our sales in fiscal 2023. Five of the ten customers in 2025 are food distributors who sell our product to many end users. The loss of one or more of our large customers could adversely affect our results of operations. These customers typically do not enter long-term contracts and make purchase decisions based on a combination of price, product quality, consumer demand and customer service performance. If our sales to one or more of these customers are reduced, this reduction may adversely affect our business. If receivables from one or more of these customers become uncollectible, our operating income would be adversely impacted.

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

The Company sells its products to a large majority of supermarkets in the United States. Products sold to retail supermarket customers are primarily soft pretzel products, including SUPERPRETZEL, frozen novelties including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars, WHOLE FRUIT Sorbet, PHILLY SWIRL cups and sticks, MARY B’S biscuits and dumplings, DADDY RAY’S fig and fruit bars, HILL & VALLEY baked goods, and ICEE Squeeze-Up Tubes. Within the retail supermarket industry, the Company’s frozen and prepackaged products are purchased by the consumer for consumption at home.

Marketing and Distribution

The Company supports its portfolio of brands with national and regional marketing programs. For the Food Service and Frozen Beverages segments’ customers, these marketing programs include providing ovens, mobile merchandisers, display cases, freezers, kiosks, warmers, frozen beverage dispensers and other merchandising equipment for the individual customer requirements and point-of-sale materials as well as participating in trade shows and in-store demonstrations. The Company’s ongoing advertising and promotional campaigns for its Retail Supermarket segment’s products include consumer advertising campaigns across traditional and digital channels, and print/digital media with value added shopper offers and promotions.

The Company develops and introduces new products on a routine basis. The Company evaluates the success of new product introductions on the basis of sales and profit levels.

The Company’s products are sold through a network of food brokers, independent sales distributors, and the Company’s own direct sales force. For its snack food products, the Company maintains warehouse and distribution facilities in Pennsauken, Bellmawr, Bridgeport, and Woolwich, New Jersey; Vernon (Los Angeles), California; Brooklyn, New York; Scranton and Hatfield, Pennsylvania; Carrollton (Dallas) and Terrell, Texas; Moscow Mills (St. Louis), Missouri; Tampa, Florida; Weston, Oregon; Rock Island, Illinois; Glendale, Arizona; and Paducah, Kentucky. Frozen beverages and machine parts are distributed from 172 Company managed warehouse and distribution facilities located in 45 states, Mexico, and Canada, which allow the Company to directly service its customers in the surrounding areas. The Company’s products are shipped in frozen form from the Company’s manufacturing and warehouse facilities on a fleet of Company operated tractor-trailers, trucks, and vans, as well as by independent carriers.

Seasonality

The Company’s sales are seasonal because frozen beverage sales and frozen novelties sales are generally higher during warmer months.

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

The Company markets frozen beverages under the trademark ICEE in all the United States and in Mexico and Canada.

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

The Company believes it is one of the only national distributors of soft pretzels. However, there are numerous regional and local manufacturers of food service and retail supermarket soft pretzels as well as several chains of retail pretzel stores.

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

Risks Associated with Foreign Operations

Foreign operations can involve greater risk than doing business in the United States. Foreign economies differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency and real property. Sales from our foreign operations were $69.6 million, $73.4 million and $70.2 million in fiscal years 2025, 2024, and 2023, respectively. At September 27, 2025, the total assets in our foreign operations were $79.1 million or 5.7% of total assets. At September 28, 2024, the total assets in our foreign operations were $67.6 million or 5.0% of total assets.

Government Regulation and Food Safety

Our business operations are subject to regulation by various federal, state and local government entities and agencies. As a producer of food products for human consumption, our operations are subject to stringent production, packaging, quality, labeling and distribution standards, including regulations promulgated under the Federal Food, Drug and Cosmetic Act and the Food Safety Modernization Act. We are also subject to various federal, state, and local environmental protection laws. Based upon available information, the cost of compliance with these laws and regulations did not have a material effect upon the level of capital expenditures, earnings, or competitive position in fiscal 2025 and is not expected to have a material impact in fiscal 2026.

Our Food Safety & Quality (FSQA) personnel within our Compliance Department have broad, diverse academic and experience credentials and oversee all aspects of product safety & quality assurance across the Company. Our facilities are Global Food Safety Initiative (GFSI) certified and are audited annually by third-party certification bodies. Our “Food Safety & Quality Plans” are validated and verified to ensure product safety and quality. We have implemented Corporate Standards which are aligned with GFSI and Regulatory standards and routinely conduct audits to ensure compliance. We provide bi-weekly support calls and mentorship programs for FSQA and Plant Leadership and annual Food Safety Summit Meetings to develop and strengthen our facility teams. As part of the onboarding process, and throughout their careers, employees are engaged in food safety discussions and trainings to provide safe, high-quality products to customers and consumers.

Human Capital Management

Employees and Labor Relations

The Company has approximately 4,600 full and part-time employees and approximately 600 workers employed by staffing agencies as of September 27, 2025. About 1,400 production and distribution employees throughout the Company are covered by collective bargaining agreements. The Company considers its culture and employee relations to be positive.

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

General Economic Risk

The willingness of our customers and consumers to purchase our products may depend in part on economic conditions. Worsening economic conditions or future challenges to economic growth could have a negative impact on consumer demand, which could adversely affect our business. Deterioration of national and global economic conditions could cause consumers to forego certain purchases during economic downturns that could result in decreased demand for our business. The economic uncertainty may limit our ability to increase or maintain prices and reduce sales of higher margin products. In addition, changes in tax or interest rates, current or future governmental policies or regulations, which include the imposition of tariffs, efforts to combat inflation, financial and credit market disruptions or other reasons, could negatively impact us.

Risks of Shortages or Increased Cost of Raw Materials and Packaging

We are exposed to market risks arising from adverse changes in commodity prices, affecting the cost of our raw materials and energy. The raw materials and energy which we use for the production and distribution of our products are largely commodities that are subject to price volatility and fluctuations in availability caused by changes in global supply and demand, weather conditions, agricultural uncertainty, or governmental policies and regulations, which can include the imposition of tariffs. We purchase these materials and energy mainly in the open market. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. If commodity price changes result in increases in raw materials and energy costs, we may not be able to increase our prices to offset these increased costs without suffering reduced revenue and operating income. These increased costs, if not offset, may have a significant impact on our profits.

U.S. trade policies, including the imposition of tariffs, and potential related actions by other countries are outside of our control and may affect our results of operations. Recently, the United States announced tariffs on imports from a broad range of countries which we anticipate will cause inflationary pressures, possible retaliatory tariffs and higher costs on certain of our raw materials and packaging imported from the affected countries. If maintained, the announced U.S. tariffs, as well as related measures that could be taken by other countries, could affect our results of operations.

Risks Relating to Pandemics, Epidemics, or Other Disease Outbreaks

Pandemics, epidemics, or other disease outbreaks could significantly change consumption patterns for our products. These changes could force us to rapidly adapt to those new patterns, and, if we do not, our business could be materially and adversely affected. Additionally, pandemics, epidemics or other disease outbreaks may depress or otherwise impact demand for our products because quarantines may inhibit consumption. Restrictions on public gatherings or interactions may also limit the opportunity for our customers and consumers to purchase our products, especially in certain of our sales channels, such as food service. Any economic downturn caused by any pandemic, epidemic, or other disease outbreak may also cause substantial changes in consumer behavior and our supply chain operations, some of which may materially affect our operations and results of operations.

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

Federal or state actions targeting specific food ingredients (including bans or phase-outs of certain dyes, preservatives or processing aids) – or actions that incentivize removal of those ingredients – could require us to reformulate existing products, incur higher ingredient or manufacturing costs, reduce shelf life, or change product functionality and taste. These changes could result in lost sales, customer dissatisfaction, increased recall risk or material expenses. Further, new rules requiring front-of-pack nutrition labels, warnings, or expanded ingredient disclosures may require redesign of packaging, increase unit costs, and influence consumer purchase decisions. These requirements may restrict certain claims we make and could lead to product delisting or store exclusion in some channels.

Our business, results of operations, and financial condition could be materially and adversely affected by changes in consumer behavior arising from the increased use of prescription weight-loss therapies, including GLP-1 and related drugs. These therapies can suppress appetite and change food preferences and consumption patterns, which could reduce demand for food categories we sell. This reduction in demand could adversely affect our results of operations and growth prospects.

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

Risks Resulting from Customer Concentration

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 46% of our sales during fiscal year 2025, 45% of our sales during fiscal year 2024 and 43% of our sales during fiscal year 2023, with our largest customer accounting for 10% of our sales in 2025, 9% of our sales in 2024, and 9% of our sales in 2023.

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

Acquisitions, require us to efficiently integrate the acquired business or businesses, which involves a significant degree of difficulty, including the following:

●	integrating the operations and business cultures of the acquired businesses;
●	the possibility of faulty assumptions underlying our expectations regarding the prospects of the acquired businesses;
●	attracting and retaining the necessary personnel associated with the acquisitions;
●	creating uniform standards, controls, procedures, policies, and information systems and controlling the costs associated with such matters; and
●	expectations about the performance of acquired trademarks and brands and the fair value of such trademarks and brands.

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

New Jersey Law and Provisions of Our Amended and Restated Certificate of Incorporation and Bylaws May Inhibit a Change In Control

The New Jersey Shareholders' Protection Act, N.J.S.A. 14A:10A-1, et seq., may delay, deter or prevent a change in control by prohibiting the Company from engaging in a business combination transaction with an interested shareholder for a period of five years after the person becomes an interested stockholder, even if a majority of our shareholders believe a change in control would be in the best interests of the Company and its shareholders. In addition, our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that may delay, deter or prevent a future acquisition of J & J Snack Foods Corp. not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions of our Amended and Restated Certificate of Incorporation and Bylaws that could delay, deter or prevent a future acquisition include the following:

●	a classified Board of Directors;
●	the requirement that our shareholders may only remove Directors for cause;
●	limitations on share holdings and voting of certain persons who exceed the “Voting Threshold” specified in the Amended and Restated Certificate of Incorporation;
●

special Director voting rights are granted to certain “Experienced Directors” only in the event of a “hostile change of Board control,” as such terms are defined in the Amended and Restated Certificate of Incorporation;

●	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, customers, suppliers, creditors and the local communities in which we operate;
●	shareholders do not generally have the right to call special meetings or to act by written consent;
●	our Bylaws contain advance notice procedures for nominations of Directors or submission of shareholder proposals at an annual meeting; and
●	our Bylaws contain a forum selection clause providing that certain litigation against the Company can only be brought in New Jersey state or federal courts.

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

Risks Associated with Foreign Operations

Foreign economies may differ favorably or unfavorably from the United States’ economy in such respects as the level of inflation and debt, which may result in fluctuations in the value of the country’s currency. Further, there may be less government regulation in various countries, and we may face difficulty in enforcing our legal rights outside the United States. Additionally, in some foreign countries, there is the possibility of expropriation or confiscatory taxation limitations on the removal of property or other assets, political or social instability or diplomatic developments which could affect the operations and assets of U.S. companies doing business in that country. Any such difficulties noted above could affect our business. Sales of our foreign operations were $69.6 million, $73.4 million, and $70.2 million in fiscal years 2025, 2024, and 2023, respectively. At September 27, 2025, the total assets of our foreign operations were approximately $79.1 million or 5.7% of total assets. At September 28, 2024, the total assets of our foreign operations were $67.6 million or 5.0% of total assets.

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

Third-party service providers are used in various capacities as part of our cybersecurity risk management program, including performing risk mitigation controls and providing cloud-based cybersecurity services and platforms. For example, third-party service providers are used to conduct our external penetration testing, as well as assist the Company in detecting, responding, and mitigating cybersecurity incidents. The Company uses a variety of processes to oversee and identify material risks from cybersecurity threats associated with the use of third-party service providers. Third-party service providers are required to complete a detailed questionnaire, which is used to identify and assess material cybersecurity risks. In addition, the Company performs an annual review of independent attestation reports of the third-party service providers’ control environments designed to ensure that the controls meet Company security requirements and that any identified issues in the independent attestation reports do not present material cybersecurity risks to the Company.

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

Item 2.  Properties

Location	Reporting Segment	Facility Type	Products Manufactured	Owned Square Footage	Leased Square Footage	Total Square Footage
Pennsauken, NJ	Food Service/Retail Supermarket	Manufacturing	Soft Pretzels, Churros, Bakery Products	70,000	-	70,000
Pennsauken, NJ	Food Service/Retail Supermarket	Warehousing/Distribution	N/A	171,000	-	171,000
Mt. Laurel, NJ	Food Service/Retail Supermarket/Frozen Beverages	Office	N/A	-	30,000	30,000
Bellmawr, NJ	Food Service/Retail Supermarket	Manufacturing	Soft Pretzels, Bakery Products	150,000	-	150,000
Vernon, CA	Food Service	Manufacturing	Soft Pretzels, Churros, Bakery Products	-	107,000	107,000
Vernon, CA	Food Service	Warehousing/Distribution	N/A	-	30,000	30,000
Vernon, CA	Food Service	Office/Warehousing	N/A	-	80,000	80,000
Brooklyn, NY	Food Service	Manufacturing	Soft Pretzels	-	20,000	20,000
Colton, CA	Food Service	Manufacturing	Churros, Bakery Products	-	45,000	45,000
Atlanta, GA	Food Service/Retail Supermarket	Manufacturing	Bakery Products	-	85,000	85,000
Rock Island, IL	Food Service	Manufacturing	Bakery Products	-	129,000	129,000
Scranton, PA	Food Service/Retail Supermarket	Manufacturing	Frozen Novelties	46,000	-	46,000
Scranton, PA	Food Service/Retail Supermarket	Warehousing	N/A	42,000	-	42,000
Hatfield, PA	Food Service	Manufacturing	Soft Pretzels	-	30,000	30,000
Carrollton, TX	Food Service	Manufacturing	Soft Pretzels	-	48,000	48,000
Carrollton, TX	Food Service	Warehousing	N/A	-	7,000	7,000
Bridgeport, NJ	Food Service	Manufacturing	Bakery Products	-	133,000	133,000
Moscow Mills, MO	Food Service	Manufacturing	Bakery Products	165,000	-	165,000
Holly Ridge, NC	Food Service/Retail Supermarket	Manufacturing	Handheld Products	84,000	-	84,000
Weston, OR	Food Service/Retail Supermarket	Manufacturing	Handheld Products	-	70,000	70,000
Weston, OR	Food Service/Retail Supermarket	Warehousing	N/A	-	11,000	11,000
Little Rock, AR	Food Service	Office	N/A	-	3,000	3,000
Paducah, KY	Food Service	Manufacturing	Frozen Novelties	130,000	-	183,000
Paducah, KY	Food Service	Office	N/A	-	59,000	59,000
Lancaster, CA	Food Service	Warehousing	N/A	-	23,000	23,000
Tampa, FL	Retail Supermarket	Manufacturing	Frozen Novelties	-	67,000	67,000
LaVergne, TN	Frozen Beverages	Office	N/A	-	84,000	84,000
Terrell, TX	Food Service/Retail Supermarket	Warehousing	N/A	-	117,000	117,000
Woolwich, NJ	Food Service/Retail Supermarket	Warehousing	N/A	-	201,000	201,000
Glendale, AZ	Food Service/Retail Supermarket	Warehousing	N/A	-	87,000	87,000
				858,000	1,466,000	2,324,000

The Company also leases approximately 170 smaller warehouse and distribution facilities in 45 states, Mexico, Canada, Australia, and China.

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

Item 4.  Mine Safety Disclosures

Not Applicable

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

We have, issued and outstanding, one class of capital stock, Common Stock. Holders of Common Stock are generally entitled to one vote per share on matters submitted to shareholders for approval. As of September 27, 2025, we had approximately 66 stockholders of record of our common stock.

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “JJSF.”

Issuer Purchases of Equity Securities

The following tables sets forth repurchases of our common stock during the fourth quarter of 2025:

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased (1)	per share	plans or programs (2)	plans or programs (2)
				(in thousands)
June 29, 2025 to July 26, 2025	-	-	-	$45,000
July 27, 2025 to August 23, 2025	27,715	$108.24	27,715	42,000
August 24, 2025 to September 27, 2025	-	-	-	42,000
Three months ended September 27, 2025	27,715	108.24	27,715	42,000

(1)	There were 27,715 shares repurchased as part of our publicly announced share repurchase program during the quarter ended September 27, 2025.

(2)

On February 3, 2025, the Company announced that the Board of Directors authorized a share repurchase program (the 2025 Share Repurchase Program) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. As of September 27, 2025, there remains $42.0 million of share repurchase availability under the 2025 Share Repurchase Program.

Performance Graph

The following graph shows a five-year comparison of cumulative total returns for our stock, the Nasdaq Composite Index and our peer group, the Standard & Poor’s (“S&P”) Packaged Foods & Meats Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among J & J Snack Foods Corp., the NASDAQ Composite Index
and the S&P 500 Packaged Foods & Meats Index

$250
$200
$150
$100
$50
$0
9/20
9/21
9/22
9/23
9/24
9/25
J & J Snack Foods Corp.
NASDAQ Composite
S&P 500 Packaged Foods & Meats

*$100 invested on 9/30/20 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Item 6.  [ RESERVED ]

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Form 10-K. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024 for additional information related to the discussion and analysis of our financial condition and results of operations for the fiscal year ended September 28, 2024 compared to the fiscal year ended September 30, 2023.

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

In fiscal year 2025, we encountered significant headwinds associated with certain cost inputs, most notably, rising cocoa costs. Record high cocoa costs were fueled by supply deficits, led by significant production declines among the largest producers. Despite an anticipated supply recovery, cocoa market prices continued to remain volatile, and touched record highs in fiscal 2025. These rising costs pressured margins, primarily during the first half of our fiscal year, as they outweighed pricing actions up to that point in time.

While overall packaging and raw material inflation, inclusive of the cocoa market, appears to be moderating for fiscal 2026, uncertainty within the supply chain surrounding impacts from the U.S. government’s tariffs on imports could be a potential headwind for the Company in fiscal 2026. Tariffs may increase the cost of certain raw materials and packaging that we use in our business, and our financial performance may be adversely impacted if we are unable to pass on the cost increases in the form of price increases to our customers. Additionally, the ultimate impact of tariffs may be difficult to predict as tariff rates and duration remain uncertain, which can make our planning process more challenging.

To help combat these potential headwinds, we continue to pursue operational improvements, as well as expand growth opportunities across our various channels and customers. Some recent examples of implementing these strategies include:

●	Our recently completed strategic supply chain transformation in which we opened three regional distribution centers which is projected to drive cost reductions around warehousing and distribution.
●

The recent addition of six new production lines which has significantly expanded our capacity and allowed us to meet growth opportunities across our core products such as pretzels, churros and frozen novelties.

●	Implementation of a new ERP system in fiscal 2022 which has helped to create efficiencies and streamline internal processes.
●	Many examples of successful cross-selling and leveraging our brands across customer channels, including our recent expansion of Dippin’ Dots brand into retail and further into the theater channel.
●	Further expansion of our SuperPretzel brand across the retail market through the launch of Bavarian Sticks.
●	Our fiscal year 2023 rollout of our new Hola! Churro brand.
●	Our recently announced transformation program, “Project Apollo,” which is anticipated to generate sustainable efficiencies and cost savings across the enterprise.

The above-referenced Project Apollo is expected to generate at least $20 million of run-rate operating income for the initiatives that are expected to be implemented by fiscal 2026. The initial focus of the project is the consolidation and optimization of our manufacturing network. During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In October 2025, we subsequently announced the closure of a third manufacturing facility, our plant in Colton, California. Production from these facilities will either be consolidated into various other facilities across our network, or it will be discontinued as part of our ongoing sales portfolio optimization. This consolidation was enabled by the investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers. In connection with the closing of our three facilities, we recorded plant closure costs of approximately $24 million in the fourth quarter of fiscal 2025, which primarily related to non-cash write-downs and write-offs related to inventory and to property, plant and equipment, as well as severance and benefit costs. We expect to continue to incur non-recurring costs related to this optimization of our manufacturing network into fiscal 2026.

In addition to plant consolidation, as part of the first phase of Project Apollo, we are expecting to optimally reposition production within our network, which we are expecting to generate additional freight savings in fiscal 2026 and beyond, and to streamline our corporate functions, which is expected to generate general and administrative expense savings in fiscal 2026 and beyond.

Fiscal Period

The Company’s fiscal year is the 52- or 53- week period that ends on the last Saturday of September. An additional week is included in the last fiscal quarter every five or six years to realign the Company’s fiscal quarters with calendar quarters, which occurred in the Company’s fourth quarter of fiscal 2023. The Company’s fiscal years 2025 and 2024 spanned 52 weeks each, whereas fiscal year 2023 spanned 53 weeks.

RESULTS OF OPERATIONS:

Fiscal Year 2025 Compared to Fiscal Year 2024

Results of Consolidated Operations

The following discussion provides a review of results for the fiscal year ended September 27, 2025 as compared with the fiscal year ended September 28, 2024.

Summary of Results	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(52 weeks)	(52 weeks)	% Change
	(in thousands)

Net Sales	$1,583,233	$1,574,755	0.5%

Cost of goods sold	1,113,351	1,088,630	2.3%
Gross Profit	469,882	486,125	(3.3)%

Operating expenses
Marketing	123,606	118,805	4.0%
Distribution	168,305	175,601	(4.2)%
Administrative	77,787	74,771	4.0%
Intangible asset impairment charges	2,257	-	100.0%
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-	100.0%
Plant closure expense	24,073	-	100.0%
Other general expense	150	(597)	(125.1)%
Total Operating Expenses	385,556	368,580	4.6%

Operating Income	84,326	117,545	(28.3)%

Other income (expense)
Investment income	3,596	3,228	11.4%
Interest expense	(1,493)	(1,826)	(18.2)%

Earnings before income taxes	86,429	118,947	(27.3)%

Income tax expense	20,834	32,396	(35.7)%

NET EARNINGS	$65,595	$86,551	(24.2)%

Comparisons as a Percentage of Net Sales	Fiscal year ended
	September 27,	September 28,
	2025	2024	Basis Pt Chg
Gross profit	29.7%	30.9%	(120)
Marketing	7.8%	7.5%	30
Distribution	10.6%	11.2%	(60)
Administrative	4.9%	4.7%	20
Operating income	5.3%	7.5%	(220)
Earnings before income taxes	5.5%	7.6%	(210)
Net earnings	4.1%	5.5%	(140)

NET SALES

Net sales increased by $8.5 million, or 1%, to $1,583.2 million in fiscal 2025, with the increase led by sales growth in our foodservice segment, somewhat offset by a decrease in our retail supermarket segment.

GROSS PROFIT

Gross profit decreased by $16.3 million, or 3%, to $469.8 million in fiscal 2025. Gross profit as a percentage of sales decreased to 29.7% in fiscal 2025 from 30.9% in fiscal 2024. This decrease primarily reflected the negative margin impacts from comparatively rising raw material costs and other inflationary pressures that had outweighed pricing actions through the first half of our fiscal year. Additionally, the loss of some limited time offer churro volumes from prior year, the impact of mix and foreign exchange related headwinds in our frozen beverages segment, and mix changes within our bakery business negatively impacted current period gross profit when compared to prior year.

OPERATING EXPENSES

Total operating expenses increased by $17.0 million, or 5%, to $385.6 million in fiscal 2025 and increased as a percentage of sales to 24.4% in fiscal 2025, compared to 23.4% in fiscal 2024. In fiscal 2025, operating expenses included $24.1 million of plant closure expense, $2.3 million of intangible asset impairment charges, and a partly offsetting $10.6 million gain on insurance proceeds received for damage to property, plant, and equipment. The net impact of these items increased operating expenses as a percentage of sales by approximately 100 bps.

Marketing and selling expenses as a percentage of sales increased from 7.5% in fiscal 2024 to 7.8% in fiscal 2025, with the increase primarily driven by the higher promotional marketing spend and sponsorships. Distribution expenses as a percentage of sales decreased to 10.6% in fiscal 2025 from 11.2% in fiscal 2024, with the decrease driven by the continued benefits of our strategic initiatives to improve logistics management and increase efficiency across our distribution network and supply chain, as well as approximately $5 million of non-recurring start-up costs related to the opening of regional distribution centers in fiscal 2024. Administrative expenses as a percentage of sales increased slightly from 4.7% in fiscal 2024 to 4.9% in fiscal 2025, with the increase largely attributable to higher compensation costs.

OTHER INCOME AND EXPENSE

Investment income increased by $0.4 million, or 11%, to $3.6 million in fiscal 2025 due to higher average cash balances during the year.

Interest expense decreased by $0.3 million, or 18%, to $1.5 million in fiscal 2025 due to the reduction in the Company’s average outstanding borrowings under the Amended Credit Agreement throughout the fiscal year.

INCOME TAX EXPENSE

Our effective tax rate in fiscal 2025 was 24.1%. Our effective tax rate in fiscal 2024 was 27.2%. The decrease in rate between periods was primarily attributable to a change in estimate on blended state tax rate and the impact on the valuation of net deferred tax liabilities.

NET EARNINGS

Net earnings decreased by $21.0 million, or 24%, in fiscal 2025 to $65.6 million, or $3.36 per diluted share, from $86.6 million or $4.45 per diluted share, in fiscal 2024 as a result of the aforementioned items.

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

The Chief Operating Decision Maker for Food Service, Retail Supermarkets and Frozen Beverages reviews monthly detailed operating income statements and sales reports to assess performance and allocate resources to each individual segment. Sales and operating income are the key variables monitored by the Chief Operating Decision Maker when determining each segment and the Company’s financial condition and operating performance. In addition, the Chief Operating Decision Maker reviews and evaluates capital spending of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.

To align with how our Chief Operating Decision Maker currently reviews the monthly detailed operating income statements, we have reclassified certain corporate expenses that are not allocated to our three reportable segments. This change in presentation resulted in an increase to our Food Service segment operating income of $24.8 million, to our Retail segment operating income of $2.6 million and to our Frozen Beverages segment of $1.5 million in fiscal 2024, respectively.

The following table is a summary of sales and operating income, which is how we measure segment profit.

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(52 weeks)	(52 weeks)	% Change
	(in thousands)
Net Sales
Food Service	$1,001,361	$985,195	1.6%
Retail Supermarket	213,809	221,308	(3.4)%
Frozen Beverages	368,063	368,252	(0.1)%
Total Sales	$1,583,233	$1,574,755	0.5%

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(52 weeks)	(52 weeks)	% Change
	(in thousands)

Operating Income
Food Service	$64,794	$74,214	(12.7)%
Retail Supermarket	13,318	19,192	(30.6)%
Frozen Beverages	49,529	52,996	(6.5)%
General corporate expenses	(29,864)	(28,857)	3.5%
Gain on insurance proceeds received for damage to property, plant, and equipment	10,622	-	100.0%
Plant closure expense	(24,073)	-	100.0%
Total Operating Income	$84,326	$117,545	(28.3)%

FOOD SERVICE SEGMENT RESULTS

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(52 weeks)	(52 weeks)	% Change
	(in thousands)

Food Service Sales to External Customers
Soft pretzels	$230,070	$222,237	3.5%
Frozen novelties	149,884	147,995	1.3%
Churros	97,867	114,306	(14.4)%
Handhelds	92,018	86,053	6.9%
Bakery	405,909	387,129	4.9%
Other	25,613	27,475	(6.8)%
Total Food Service	$1,001,361	$985,195	1.6%

Food Service Operating Income	$64,794	$74,214	(12.7)%

Sales to food service customers increased $16.2 million, or 1.6%, to $1,001.4 million in fiscal 2025. Soft pretzel sales to the food service market increased 4% to $230.1 million for the year, with the increase largely driven by strong second-half of the fiscal year volume increases across many of our pretzel products and brands, most notably our Bavarian pretzels, with a secondary benefit of price increases. Frozen novelties sales increased $1.9 million, or 1%, to $149.9 million for the year, with the increase driven by an approximate 3% increase in Dippin’ Dots sales. Churro sales to food service customers were down 14% to $97.9 million for the year with the decrease largely driven by the lapping of the benefit of limited time offer churro volumes with a major customer in the prior year period which did not recur in the current year period. Sales of bakery products increased $18.8 million, or 5%, to $405.9 million for the year, with the increase attributable to contractual pricing true-up on costing on certain raw material ingredients, as well as some targeted, non-contractual price increases taken to offset the rising costs on certain raw material ingredients, offset somewhat by volume declines, most notably in our first fiscal quarter related to our pie portfolio and the loss of some seasonal business with a declining margin profile that we bid on, but did not retain. Handheld sales to food service customers increased 7% to $92.0 million in fiscal 2025, with the increase largely attributable to a combination of strong volume increases across our core food service handhelds as well as pricing increases related to the contractual pricing true-up of costing on certain raw material ingredients.

Sales of new products in the first twelve months since their introduction were approximately $3.9 million for the fiscal year, driven primarily by the addition of churros to the menu of a major fast-food customer. Sales in the fiscal year benefited from the impact of mid-single digit percentage price increases, with those price increases primarily related to the contractual pricing true-up of costing on certain raw material ingredients, as well as some targeted, non-contractual price increases taken in an attempt to offset the rising costs on certain raw material ingredients. The revenue increase attributable to price increases was somewhat offset by declining volumes, most noticeably in our churro portfolio due to the lapping of the benefit of limited time offer churro volumes with a major customer in the prior fiscal year, as well as in our bakery portfolio, due to the volume declines in our pie business in the first fiscal quarter related to the loss of some seasonal business with declining profit margin profile that we bid on, but did not retain.

Operating income in our Food Service segment decreased $9.4 million or 13% to $64.8 million in fiscal 2025, with the decrease primarily driven by the impact of gross margin pressures due to rising raw material costs and other inflationary pressures which outweighed the benefits from price increases in the first half of our fiscal year, as well as the impact of the lapping of the benefit of limited time offer churro volumes with a major customer in fiscal 2024.

RETAIL SUPERMARKETS SEGMENT RESULTS

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(52 weeks)	(52 weeks)	% Change
	(in thousands)

Retail Supermarket Sales to External Customers
Soft pretzels	$61,713	$61,744	(0.1)%
Frozen novelties	110,286	112,192	(1.7)%
Biscuits	23,123	24,229	(4.6)%
Handhelds	21,578	26,253	(17.8)%
Coupon redemption	(2,707)	(3,162)	(14.4)%
Other	(184)	52	(453.8)%
Total Retail Supermarket	$213,809	$221,308	(3.4)%

Retail Supermarket Operating Income	$13,318	$19,192	(30.6)%

Sales of products to retail supermarkets decreased $7.5 million, or 3%, to $213.8 million in fiscal year 2025. Soft pretzel sales to retail supermarkets remained materially flat at $61.7 million, with a strong fiscal fourth quarter offsetting some declines earlier in the fiscal year. Sales of frozen novelties decreased $1.9 million, or 2%, to $110.3 million in fiscal 2025, with the decrease mostly attributable to volume declines seen in the second half of our fiscal year. Sales of biscuits and dumplings decreased 5% to $23.1 million and handheld sales to retail supermarket customers decreased 18% to $21.6 million in fiscal 2025, with the decrease in handheld sales primarily attributable to the impact of capacity constraints related to the fire at our Holly Ridge facility.

Sales of new products in retail supermarkets were approximately $5.0 million, driven primarily by the launch of Dippin’ Dots sundaes. Sales in the fiscal year benefited from the impact of low-single digit percentage price increases, with those increases more than offset by volume decreases that were primarily noted within the third and fourth fiscal quarters.

Operating income in our Retail Supermarkets segment decreased $5.9 million or 31% to $13.3 million in fiscal 2025, with the decrease primarily driven by the declining frozen novelties volumes seen in the second half of our fiscal year.

FROZEN BEVERAGES SEGMENT RESULTS

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(52 weeks)	(52 weeks)	% Change
	(in thousands)

Frozen Beverages
Beverages	$219,312	$230,030	(4.7)%
Repair and maintenance service	97,392	96,589	0.8%
Machines revenue	47,807	38,188	25.2%
Other	3,552	3,445	3.1%
Total Frozen Beverages	$368,063	$368,252	(0.1)%

Frozen Beverages Operating Income	$49,529	$52,996	(6.5)%

Total frozen beverage segment sales decreased slightly by $0.2 million, to $368.0 in fiscal 2025. Beverage-related sales decreased 5%, or $10.7 million, in fiscal 2025, with the decrease primarily reflecting weakness in certain channels, as well as the unfavorable foreign exchange impacts from a weaker Mexican Peso, somewhat offset by comparative strength noted within the theater channel. Gallon sales decreased 4% from the prior fiscal year. Service revenue increased 1% to $97.4 million in fiscal 2025 and machines revenue, primarily sales of frozen beverage machines, increased 25% to $47.8 million in fiscal 2025, primarily driven by strong growth from theater and convenience customers.

The estimated number of Company-owned frozen beverage dispensers was 24,000 at both September 27, 2025 and September 28, 2024. Operating income in our Frozen Beverage segment decreased 7%, or $3.5 million, in fiscal 2025, primarily due to the impact of unfavorable mix and the unfavorable foreign exchange related headwinds.

RESULTS OF OPERATIONS:

Fiscal Year 2024 (52 weeks) Compared to Fiscal Year 2023 (53 weeks)

The discussion of our results of operations for Fiscal Year 2024 (52 weeks) compared to Fiscal Year 2023 (53 weeks) can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024 and such discussion is incorporated by reference herein.

ACQUISITIONS

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

Fiscal 2025 Compared to Fiscal 2024

	September 27,	September 28,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net earnings	$65,595	$86,551
Non-cash items in net income:
Depreciation of fixed assets	66,018	63,411
Amortization of intangibles and deferred costs	7,314	7,190
Intangible asset impairment charges	2,257	-
Losses from disposals of property & equipment	320	11
Non-cash plant shutdown expenses	20,845	-
Share-based compensation	6,320	6,220
Deferred income taxes	3,949	6,434
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-
Gain on insurance proceeds received in excess of operating losses recognized	(799)	-
Other	95	(199)
Changes in assets and liabilities, net of effects from purchase of companies	3,834	3,448
Net cash provided by operating activities	$165,126	$173,066

●	Non-cash plant shutdown costs relate to the write-down and write-off of assets in connection with the Company’s shutdown of its Holly Ridge, NC, Atlanta, GA, and Colton, CA manufacturing plants.
●	Gain on insurance proceeds received related to insurance recoveries related to the Holly Ridge fire and totaled approximately $11.4 million.
●

Cash flows associated with changes in assets and liabilities, net effects from purchase of companies, generated approximately $3.8 million of cash in fiscal 2025 compared with $3.4 million of cash in fiscal 2024.

	September 27,	September 28,
	2025	2024
	(in thousands)
Cash flows from investing activities
Payments for purchases of companies, net of cash acquired	-	(7,014)
Purchases of property, plant and equipment	(82,873)	(73,569)
Proceeds from disposal of property and equipment	1,401	699
Proceeds from insurance for fixed assets	11,421	2,218
Net cash (used in) investing activities	$(70,051)	$(77,666)

●	The payments for purchases of companies, net of cash acquired, in fiscal 2024 related to the Thinsters acquisition.
●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities.

●	Proceeds from insurance for fixed assets related to insurance recoveries related to the Holly Ridge fire.

	September 27,	September 28,
	2025	2024
	(in thousands)
Cash flows from financing activities
Payments to repurchase common stock	(8,000)	-
Proceeds from issuance of stock	4,282	15,740
Borrowings under credit facility	50,000	71,000
Repayment of borrowings under credit facility	(50,000)	(98,000)
Payments on finance lease obligations	(238)	(151)
Payment of cash dividends	(60,751)	(56,957)
Net cash (used in) financing activities	$(64,707)	$(68,368)

●	In fiscal 2025, the Company repurchased 66,776 shares of common stock of the Company at an average price of $119.80 per share on the open market, pursuant to the share repurchase program.
●

Proceeds from issuance of stock decreased in fiscal 2025 as the quantity of stock options being exercised continues to decline as the Company began to issue service share units and performance units as forms of stock-based compensation in recent years.

●	Borrowings under the credit facility and repayment of borrowings under the credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs and represent the continued net pay-down of borrowings outstanding across both fiscal periods.
●	Dividends paid during fiscal 2025 increased as our quarterly dividend was raised during fiscal 2025.

Liquidity

As of September 27, 2025, we had $105.9 million of cash and cash equivalents.

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

Interest accrues, at the Company’s election at (i) the SOFR Rate (as defined in the Credit Agreement), plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily SOFR Rate, plus an applicable margin). The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 27, 2025, the Company is in compliance with all financial covenants of the Credit Agreement.

As of September 27, 2025, we had no outstanding borrowings drawn on the Amended Credit Agreement. As of September 27, 2025, we had $210.2 million of additional borrowing capacity, after giving effect to the $14.8 million of letters of credit outstanding.

The Company’s material cash requirements include the following contractual and other obligations:

Purchase Commitments

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 27, 2025, we have approximately $133 million of such commitments. The purchase commitments do not exceed our projected requirements over the related terms and are in the normal course of business.

Leases

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Our operating leases include leases for real estate from some of our office, distribution and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. As of September 27, 2025, we have operating lease payment obligations of $161.6 million, with $21.6 million payable within 12 months.

Off –Balance Sheet Arrangements

The Company has off-balance sheet arrangements for purchase commitments as of September 27, 2025.

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

Revenue Recognition

The performance obligations of our customer contracts for product and machine sales are determined by each individual purchase order and the respective products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to, installed, or picked up by our customers based upon applicable shipping terms, which is when our customers can direct the use and obtain substantially all of the remaining benefits from the product. The performance obligations in our customer contracts for product are generally satisfied within 30 days.

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

Valuation of Goodwill

We have three reporting units with goodwill. Goodwill is evaluated annually by the Company for impairment. We perform impairment tests at year end for our reporting units, which are also the operating segment levels with recorded goodwill utilizing primarily the discounted cash flow method. This methodology used to estimate the fair value of the total Company and its reporting units requires inputs and assumptions (i.e. revenue growth, operating profit margins, capital spending requirements and discount rates) that reflect current market conditions. The estimated fair value of each reporting unit is compared to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit is potentially impaired, and the Company then determines the implied fair value of goodwill, which is compared to the carrying value of goodwill to determine if impairment exists. Our tests at September 27, 2025 show that the fair value of each of our reporting units with goodwill exceeded its carrying value by at least 50%. Therefore, no further analysis was required.

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

Insurance Reserves

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time. Considering that we have stop loss coverage of $300,000 for each individual plan subscriber, the general consistency of claims payments and the short time lag, we believe that there is not a material exposure for this liability.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The following is the Company’s quantitative and qualitative analysis of its financial market risk:

Interest Rate Sensitivity

The Company has in the past entered into interest rate swaps to limit its exposure to interest rate risk and may do so in the future if the Board of Directors feels that such non-trading hedging is in the best interest of the Company and its shareholders. As of September 27, 2025, the Company had no interest rate swap contracts.

Interest Rate Risk

At September 27, 2025, the Company had no debt outstanding.

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

Foreign Exchange Rate Risk

The Company has not entered into any forward exchange contracts to hedge its foreign currency rate risk as of September 27, 2025, because it does not believe its foreign exchange exposure is significant.

Item 8.  Financial Statements And Supplementary Data

The financial statements of the Company are filed under this Item 8, beginning on page F-1 of this report.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls And Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act for financial reporting, as of September 27, 2025. Based on that evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective at a reasonable assurance level.

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

Based on our assessment as of September 28, 2024, our management identified a material weakness related to ineffective information technology general controls (ITGCs), including certain controls over logical access and change management. As a result, certain business process controls that are dependent on the ineffective ITGCs, or rely on the data produced from systems impacted by the ineffective ITGCs, were also deemed ineffective. Management concluded that, as of September 28, 2024, the Company’s internal control over financial reporting was not effective.

The material weakness did not result in any material misstatements to our previously issued financial statements as of September 28, 2024.

Throughout fiscal 2025, the Company conducted a remediation plan that ensured that change management and user access controls were performed timely and included (i) enhancing our processes around reviewing privileged access to key financial systems; (ii) strengthening change management procedures, (iii) expanding the management and governance over ITGCs (iv) enhancing existing access management procedures and ownership.

As of September 27, 2025, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting, including the enhanced controls around change management and user access. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 27, 2025.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 27, 2025. Their report, dated November 26, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

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

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required relating to directors, director nominees and executive officers of the registrant is incorporated by reference from the information under the captions “Election of Directors,” “Biographical Information about the Nominees and Directors,” “Board Committees” and “Executive Officers” contained in our Proxy Statement for our Annual Meeting of Shareholders to be held on February 12, 2026 (the “Proxy Statement”).

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

Our Insider Trading Policy prohibits our employees and related persons and entities from trading in securities of J & J Snack Foods Corp. and other companies while in possession of material, nonpublic information. Our Insider Trading Policy also prohibits our employees from disclosing material, nonpublic information of J & J Snack Foods Corp., or another publicly traded company, to others who may trade on the basis of that information. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

3.3

Revised Bylaws adopted November 20, 2025 (Incorporated by reference from the Company’s Form 8-K filed November 25, 2025).

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

10.8*

Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference from the Company’s Form 10-K filed on November 28, 2023).

10.9*

Form of Restricted Stock Unit Award Agreement (Incorporated by reference from the Company’s Form 10-K filed on November 28, 2023).

19.1

J & J Snack Foods Corp. Insider Trading Policy (Incorporated by reference from the Company’s Form 10-K filed on November 26, 2024).

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

32.1**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

32.2**

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.

97.1

J & J Snack Foods Corp. Clawback Policy (Incorporated by reference from the Company’s Form 10-K filed on November 26, 2024).

101**

The following financial information from J&J Snack Foods Corp.'s Form 10-K for the year ended September 27, 2025, formatted in iXBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

November 26, 2025	By:	/s/ Dan Fachner
Dan Fachner,
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

November 26, 2025	/s/ Dan Fachner
Dan Fachner,
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

November 26, 2025	/s/ Shawn Munsell
Shawn Munsell, Senior Vice
President and Chief Financial
Officer
(Principal Financial Officer)
(Principal Accounting Officer)

November 26, 2025	/s/ Sidney R. Brown
Sidney R. Brown, Director

November 26, 2025	/s/ Peter G. Stanley
Peter G. Stanley, Director

November 26, 2025	/s/ Vincent A. Melchiorre
Vincent A. Melchiorre, Director

November 26, 2025	/s/ Marjorie S. Roshkoff
Marjorie S. Roshkoff, Director

November 26, 2025	/s/ Roy C. Jackson
Roy C. Jackson, Director

November 26, 2025	/s/ Mary M. Meder
Mary M. Meder, Director

November 26, 2025	/s/ Kathleen E. Ciaramello
Kathleen E. Ciaramello, Director

J & J SNACK FOODS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of J & J Snack Foods Corp. (a New Jersey Corporation) and subsidiaries (the “Company”) as of September 27, 2025 and September 28, 2024, the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 27, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Net Revenue Adjustments

As described further in Note A to the consolidated financial statements, contracts with customers at certain subsidiaries include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. Variable consideration is treated as a reduction in revenue when the related revenue is recognized, and is recorded using the most likely amount method, with updates to estimates and related accruals of variable consideration occurring each period based on historical experience and changes in circumstances. We identified the estimation of certain subsidiaries’ reserves for these net revenue adjustments by management as a critical audit matter.

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

Our audit procedures related to the estimation of the reserves included the following, among others:

●

We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls relating to management’s calculation of the reserves for net revenue adjustments, including understanding relevant inputs and assumptions of key management review controls over the period-end accrual of allowances and customer pricing adjustments.

●	We re-performed management’s process for calculating the reserves for net revenue adjustments

●

We evaluated key inputs relevant to the net revenue adjustments, including contractual pricing and rebate arrangements with customers and historical allowance data, which were compared to source documents and historical data. We evaluated key assumptions relevant to net revenue adjustments, including the consistency of historical data and estimates of future customer credits.

●

We evaluated transactions subsequent to year end, which involved inspecting customer credits and relevant source documents submitted by customers related to the allowance, including end-user pricing adjustments.

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 1984.

Philadelphia, Pennsylvania

November 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

J&J Snack Foods Corp. and Subsidiaries

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of J & J Snack Foods Corp. (a New Jersey corporation) and subsidiaries (the “Company”) as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 27, 2025, and our report dated November 26, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 26, 2025

Item 8.  Financial Statements And Supplementary Data

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 27,	September 28,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$105,893	$73,394
Accounts receivable, net of allowances for estimated credit losses of $3,274 and $3,227, respectively	184,069	189,233
Inventories	175,173	173,141
Prepaid expenses and other	13,197	14,646
Total current assets	478,332	450,414

Property, plant and equipment, at cost	1,009,463	1,012,043
Less accumulated depreciation and amortization	619,310	620,858
Property, plant and equipment, net	390,153	391,185

Other assets
Goodwill	185,070	185,070
Trade name intangible assets, net	105,920	109,695
Other intangible assets, net	66,730	72,561
Operating lease right-of-use assets	151,538	152,383
Other	3,758	3,793
Total other assets	513,016	523,502
Total Assets	$1,381,501	$1,365,101

Liabilities and Stockholders' Equity
Current Liabilities
Current finance lease liabilities	$563	$243
Accounts payable	82,405	89,268
Accrued insurance liability	16,441	16,933
Accrued liabilities	12,606	10,063
Current operating lease liabilities	21,624	19,063
Accrued compensation expense	26,475	23,325
Dividends payable	15,552	15,178
Total current liabilities	175,666	174,073

Long-term debt	-	-
Noncurrent finance lease liabilities	1,355	445
Noncurrent operating lease liabilities	140,021	140,751
Deferred income taxes	91,703	87,824
Other long-term liabilities	6,061	5,038
Commitments and contingencies (Note H)

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 19,440,000 and 19,460,000 respectively	139,118	136,516
Accumulated other comprehensive loss	(12,647)	(15,299)
Retained Earnings	840,224	835,753
Total stockholders' equity	966,695	956,970
Total Liabilities and Stockholders' Equity	$1,381,501	$1,365,101

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share information)

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(53 weeks)

Net Sales	$1,583,233	$1,574,755	$1,558,829
Cost of goods sold	1,113,351	1,088,630	1,088,964
Gross Profit	469,882	486,125	469,865

Operating expenses
Marketing and selling	123,606	118,805	110,258
Distribution	168,305	175,601	172,804
Administrative	77,787	74,771	75,425
Intangible asset impairment charges	2,257	-	1,678
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-	-
Plant closure expense	24,073	-	-
Other general expense	150	(597)	182
Total operating expenses	385,556	368,580	360,347
Operating Income	84,326	117,545	109,518

Other income (expenses)
Investment income	3,596	3,228	2,743
Interest expense	(1,493)	(1,826)	(4,747)

Earnings before income taxes	86,429	118,947	107,514

Income taxes	20,834	32,396	28,608

NET EARNINGS	$65,595	$86,551	$78,906

Earnings per diluted share	$3.36	$4.45	$4.08

Weighted average number of diluted shares	19,548	19,449	19,324

Earnings per basic share	$3.37	$4.46	$4.10

Weighted average number of basic shares	19,467	19,389	19,257

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(53 weeks)

Net Earnings	$65,595	$86,551	$78,906

Foreign currency translation adjustments	2,652	(5,133)	3,547
Total other comprehensive income (loss), net of tax	2,652	(5,133)	3,547

Comprehensive Income	$68,247	$81,418	$82,453

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

			Accumulated
			Other
	Common Stock		Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance as September 24, 2022	19,219	$94,026	$(13,713)	$782,856	$863,169

Common stock issued upon exercise of stock options, net of shares withheld for taxes	94	13,111	-	-	13,111
Common stock issued upon vesting of service share units, net of shares withheld for taxes	2	-	-	-	-
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	17	2,101	-	-	2,101
Foreign currency translation adjustment	-	-	3,547	-	3,547
Dividends declared ($0.74 per share)	-	-	-	(54,634)	(54,634)
Share-based compensation	-	5,318	-	-	5,318
Net earnings	-	-	-	78,906	78,906
Balance as September 30, 2023	19,332	$114,556	$(10,166)	$807,128	$911,518

Common stock issued upon exercise of stock options, net of shares withheld for taxes	106	13,231	-	-	13,231
Common stock issued upon vesting of service share units, net of shares withheld for taxes	4	-	-	-	-
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	18	2,509	-	-	2,509
Foreign currency translation adjustment	-	-	(5,133)	-	(5,133)
Dividends declared ($0.78 per share)	-	-	-	(57,926)	(57,926)
Share-based compensation	-	6,220	-	-	6,220
Net earnings	-	-	-	86,551	86,551
Balance as September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970

Common stock issued upon exercise of stock options, net of shares withheld for taxes	16	2,327	-	-	2,327
Common stock issued upon vesting of service share units, net of shares withheld for taxes	8	(552)	-	-	(552)
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	23	2,507	-	-	2,507
Repurchase of common stock	(67)	(8,000)	-	-	(8,000)
Foreign currency translation adjustment	-	-	2,652	-	2,652
Dividends declared ($0.80 per share)	-	-	-	(61,124)	(61,124)
Share-based compensation	-	6,320	-	-	6,320
Net earnings	-	-	-	65,595	65,595
Balance as September 27, 2025	19,440	$139,118	$(12,647)	$840,224	$966,695

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended
	September 25,	September 28,	September 30,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(53 weeks)

Operating activities:
Net earnings	$65,595	$86,551	$78,906
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	66,018	63,411	56,616
Amortization of intangibles and deferred costs	7,314	7,190	6,525
Intangible asset impairment charges	2,257	-	1,678
Losses (Gains) from disposals of property & equipment	320	11	(409)
Non-cash plant shutdown expenses	20,845	-	-
Share-based compensation	6,320	6,220	5,318
Deferred income taxes	3,949	6,434	10,935
Gain on insurance proceeds received for damage to property, plant, and equipment	(10,622)	-	-
Gain on insurance proceeds received in excess of operating losses recognized	(799)	-	-
(Gain) Loss on marketable securities	-	-	(8)
Other	95	(199)	323
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	5,502	7,931	11,399
(Increase) Decrease in inventories	(2,322)	(1,006)	9,475
Net changes in other operating assets and liabilities	654	(3,477)	(8,479)
Net cash provided by operating activities	165,126	173,066	172,279

Investing activities:
Payments for purchases of companies, net of cash acquired	-	(7,014)	-
Purchases of property, plant and equipment	(82,873)	(73,569)	(104,737)
Proceeds from redemption and sales of marketable securities	-	-	9,716
Proceeds from disposal of property and equipment	1,401	699	1,781
Proceeds from insurance for fixed assets	11,421	2,218	-
Net cash (used in) investing activities	(70,051)	(77,666)	(93,240)

Financing activities:
Payments to repurchase common stock	(8,000)	-	-
Proceeds from issuance of stock	4,282	15,740	15,212
Borrowings under credit facility	50,000	71,000	114,000
Repayment of borrowings under credit facility	(50,000)	(98,000)	(142,000)
Payments on finance lease obligations	(238)	(151)	(180)
Payment of cash dividend	(60,751)	(56,957)	(53,877)
Net cash (used in) financing activities	(64,707)	(68,368)	(66,845)

Effect of exchange rates on cash and cash equivalents	2,131	(3,219)	2,206

Net increase in cash and cash equivalents	32,499	23,813	14,400

Cash and cash equivalents at beginning of period	73,394	49,581	35,181

Cash and cash equivalents at end of period	$105,893	$73,394	$49,581

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

J & J Snack Foods Corp. and Subsidiaries (“the Company”) manufactures, markets and distributes a variety of nutritional snack foods and beverages to the foodservice and retail supermarket industries. A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Our 2025, 2024, and 2023 fiscal years comprised 52 weeks, 52 weeks, and 53 weeks, respectively.

1.	Principles of Consolidation

The consolidated financial statements were prepared in accordance with U.S. GAAP. These financial statements include the accounts of J & J Snack Foods Corp. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

2.	Revenue Recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in revenues.

When Performance Obligations Are Satisfied

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

The performance obligations of our customer contracts for product and machine sales is determined by each individual purchase order and the respective products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to our customer. Specifically, control transfers to our customers when the product is delivered to, installed or picked up by our customers based upon applicable shipping terms, as our customers can direct the use and obtain substantially all of the remaining benefits from the product at this point in time. The performance obligations in our customer contracts for product are generally satisfied within 30 days.

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

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $22.3 million at September 27, 2025 and $21.9 million at September 28, 2024.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have a contract liability on our balance sheet as follows:

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(in thousands)

Beginning Balance	$4,798	$5,306
Additions to contract liability	6,447	6,763
Amounts recognized as revenue	(7,356)	(7,271)
Ending Balance	$3,889	$4,798

Disaggregation of Revenue

See Note M for disaggregation of our net sales by class of similar product and type of customer.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.3 million at September 27, 2025 and $3.2 million at September 28, 2024.

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

We maintain cash balances at financial institutions located in various states and internationally. We maintain cash balances at multiple domestic banks totaling approximately $47 million, and at banks in multiple foreign jurisdictions totaling approximately $56 million, that is in excess of domestic and international federally insured limits.

Financial instruments that could potentially subject us to concentrations of credit risk are trade accounts receivable; however, such risks are limited due to the large number of customers comprising our customer base and their dispersion across geographic regions. We have approximately 21 customers with accounts receivable balances of between $1 million and $10 million and five customers with a balance greater than $10 million, with the largest being approximately $25 million.

We have several large customers that account for a significant portion of our sales. Our top ten customers accounted for 46%, 45% and 43% of our sales during fiscal years 2025, 2024, and 2023, respectively, with our largest customer accounting for 10% of our sales in 2025, 9% of our sales in 2024, and 9% of our sales in 2023. Five of the ten customers are food distributors who sell our product to many end users.

About 28% of our employees are covered by collective bargaining agreements.

None of our vendors supplied more than 10% of our ingredients and packaging in 2025, 2024 or 2023.

Virtually all of our accounts receivable are due from trade customers. Credit is extended based on evaluation of our customers’ financial condition and collateral is typically not required. Accounts receivable payment terms vary and are stated in the financial statements at amounts due from customers net of an allowance for estimated credit losses. At September 27, 2025, September 28, 2024, and September 30, 2023, our accounts receivables were $184.1 million, $189.2 million, and $198.1 million, net of an allowance for estimated credit losses of $3.3 million, $3.2 million, and $3.2 million. Accounts receivable outstanding longer than the payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, customers’ current ability to pay their obligations to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for estimated credit losses.

7.	Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or net realizable value. We recognize abnormal amounts of idle facilities, freight, handling costs, and spoilage as charges of the current period. Additionally, we allocate fixed production overhead to inventories based on the normal capacity of our production facilities. We calculate normal capacity as the production expected to be achieved over several periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance. This requires us to use judgment to determine when production is outside the range of expected variation in production (either abnormally low or abnormally high). In periods of abnormally low production (for example, periods in which there is significantly lower demand, labor and material shortages exist, or there is unplanned equipment downtime) the amount of fixed overhead allocated to each unit of production is not increased. However, in periods of abnormally high production the amount of fixed overhead allocated to each unit of production is decreased to assure inventories are not measured above cost.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. We held no investment securities at September 27, 2025 or September 28, 2024.

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

We follow the provisions of ASC 820-10, Fair Value Measurements and Disclosure Topic, or ASC 820-10, for our financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value under GAAP and requires expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted process included in Level 1, such as quoted prices for similar assets and liabilities in active markets.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Our certificates of deposits are measured using Level 2 inputs and are based on indicative third-party price quotations. We held $5.2 million of certificates of deposits as of September 27, 2025, and as of September 28, 2024, respectively. Certificates of deposits are included within cash and cash equivalents on our Consolidated Balance Sheets.

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

As of September 27, 2025, and September 28, 2024, the total amount of gross unrecognized tax benefits was $0.3 million and $0.3 million, respectively, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to income tax matters as a part of the provision for income taxes. As of September 27, 2025 and September 28, 2024, we had $0.3 million of accrued interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at September 28, 2024	$343
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at September 27, 2025	$343

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate in fiscal 2025 was 24.1%. Our effective tax rate in our fiscal 2024 year was 27.2% and in fiscal 2023 was 26.6%.

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

Our calculation of EPS is as follows:

	Fiscal year ended September 27, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$65,595	19,467	$3.37

Effect of dilutive securities
RSU's, PSU's and options	$-	81	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$65,595	19,548	$3.36

207,171 anti-dilutive shares have been excluded in the computation of fiscal year 2025 diluted EPS.

	Fiscal year ended September 28, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$86,551	19,389	$4.46

Effect of dilutive securities
RSU's, PSU's and options	$-	60	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$86,551	19,449	$4.45

152,381 anti-dilutive shares have been excluded in the computation of fiscal year 2024 diluted EPS.

	Fiscal year ended September 30, 2023
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$78,906	19,257	$4.10

Effect of dilutive securities
RSU's, PSU's and options	$-	67	(0.02)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$78,906	19,324	$4.08

252,044 anti-dilutive shares have been excluded in the computation of fiscal year 2023 diluted EPS.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Accounting for Stock-Based Compensation

At September 27, 2025, the Company has two stock-based employee compensation plans. Pre-tax share-based compensation was recognized as follows:

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023
	(in thousands)

Stock options	$416	$1,281	$2,321
Stock purchase plan	434	508	555
Stock issued to outside directors	140	188	145
Service share units issued to employees	3,887	2,565	1,440
Performance share units issued to employees	1,443	1,678	857
Total share-based compensation	$6,320	$6,220	$5,318

Tax benefits	$1,584	$1,538	$1,099

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. No grants of options were made in fiscal 2025, 2024 or 2023. The following weighted average assumptions were used for grants in fiscal 2022: expected volatility of 25.8%; weighted average risk-free interest rates of 0.8%; dividend rate of 1.6%; and expected lives ranging between 4 and 10 years.

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

The Company issued 34,868 service share units (“RSU”)’s in fiscal 2025, 25,957 in fiscal 2024, and 21,864 in fiscal 2023. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.

The Company also issued 17,500 performance share units (“PSU”)’s in fiscal 2025, 14,506 in fiscal 2024 and 21,260 in fiscal 2023. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

14.	Advertising Costs

Advertising costs are expensed as incurred. Total advertising expense was $11.9 million, $11.1 million, and $9.7 million for the fiscal years 2025, 2024, and 2023, respectively.

15.	Commodity Price Risk Management

Our most significant raw material requirements include flour, packaging, shortening, corn syrup, sugar, juice, cheese, chocolate, and a variety of nuts. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 1 to 12 months. As of September 27, 2025, we have approximately $133 million of such commitments. Futures contracts are not used in combination with forward purchasing of these raw materials. Our procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases. At each of the last three fiscal year ends, we did not have any material losses on our purchase commitments.

16.	Research and Development Costs

Research and development costs are expensed as incurred. Total research and development expense was $1.4 million, $1.2 million, and $1.2 million for the fiscal years 2025, 2024, and 2023, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This guidance requires all public entities to provide enhanced disclosures about significant segment expenses. The amendments in this ASU are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance and included the required disclosure in the notes to our annual consolidated financial statements for fiscal year ended September 27, 2025. This guidance will become effective for our interim period disclosures beginning in fiscal 2026.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” This guidance improves disclosure requirements and provides more detailed information around an entity’s expenses, specifically amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and selling expenses, along with qualitative descriptions of certain other types of expenses. This guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU No. 2025-05 “Financial Instruments – Credit Losses (Topic 326).” This guidance introduces a practical expedient for all entities with qualifying assets to assume that current conditions remain unchanged for the remaining life of the asset with estimated credit losses. The amendments in the ASU are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU No. 2025-06 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” This authoritative guidance modernizes the accounting for internal-use software costs including the elimination of the stage-based capitalization model and updated disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Amendments can be applied using a prospective transition approach, a modified transition approach, or a retrospective transition approach. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

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

The financial results of Thinsters have been included in our consolidated financial statements since the date of the acquisition. Sales and net earnings of Thinsters were not deemed to be material for the year ended September 27, 2025 or September 28, 2024. Thinsters is reported as part of our Food Service segment. Acquisition costs of $0.3 million were included within Administrative expenses for the year ended September 28, 2024.

NOTE C – INVENTORIES

Inventories consist of the following:

	September 27,	September 28,
	2025	2024
	(in thousands)

Finished goods	$89,512	$86,470
Raw materials	32,259	29,830
Packaging materials	11,122	12,649
Equipment parts and other	42,280	44,192
Total inventories	$175,173	$173,141

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 27, 2025	September 28, 2024	Estimated useful lives (in years)
	(in thousands)

Land	$3,684	$3,684	-
Buildings & Improvements	127,022	122,919	5	-	39.5
Plant machinery and equipment	488,771	475,194	5	-	20
Marketing equipment	309,371	317,269	5	-	7
Transportation equipment	16,720	15,796	5
Office equipment	49,996	48,589	3	-	5
Construction in Progress	13,899	28,592	-
	1,009,463	1,012,043
Less accumulated depreciation	619,310	620,858
Property, plant and equipment, net	$390,153	$391,185

Depreciation expense was $66.0 million, $63.4 million, and $56.6 million for fiscal years 2025, 2024, and 2023, respectively.

Property, plant and equipment purchased by the Company is valued at cost. Property, plant and equipment acquired through acquisition is valued at fair value.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Our reportable segments are Food Service, Retail Supermarket, and Frozen Beverages.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The carrying amount of acquired intangible assets for the reportable segments are as follows:

	September 27, 2025		September 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$85,424	$-

Amortized intangible assets
Trade names	2,515	2,515	4,024	1,006
Franchise agreements	8,500	2,763	8,500	1,913
Customer relationships	23,550	14,749	23,550	12,369
Technology	23,110	7,493	23,110	5,170
License and rights	1,690	1,734	1,690	1,650
TOTAL FOOD SERVICE	$144,789	$29,254	$146,298	$22,108

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,181	$-	$11,938	$-

TOTAL RETAIL SUPERMARKETS	$11,181	$-	$11,938	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	968	1,439	844
Licenses and rights	1,400	1,352	1,400	1,282
TOTAL FROZEN BEVERAGES	$48,254	$2,320	$48,254	$2,126

CONSOLIDATED	$204,224	$31,574	$206,490	$24,234

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

Licenses and rights, customer relationships, franchise agreements, technology, certain trade names, and non-compete agreements are being amortized by the straight-line method over periods ranging from 10 to 20 years and amortization expense is reflected throughout operating expenses.

Amortizing and indefinite lived intangibles are reviewed for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable.

In connection with our quarterly triggering event analyses conducted during fiscal year 2025, we determined that the carrying amounts of one of our indefinite trade names exceeded its fair value as of September 27, 2025. As a result, the Company recorded an intangible asset impairment charge of $0.8 million in the fourth quarter of fiscal 2025. The intangible asset impairment charge is reflected in Intangible asset impairment charges in the Consolidated Statements of Earnings. The $0.8 million intangible asset impairment charge related to a trade name in the Retail Supermarket segment.

Additionally, we determined that the carrying amount of one of our amortizing trade names exceeded its fair value as of June 28, 2025. As a result, the Company recorded an intangible asset impairment charge of $1.5 million in the third quarter of fiscal 2025. The intangible asset impairment charge is reflected in Intangible asset impairment charges in the Consolidated Statements of Earnings. The $1.5 million intangible asset impairment charge related to trade names in the Food Service segment.

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

In fiscal year 2024, intangible assets of $5.9 million were added in the food service segment from the acquisition of the Thinsters business. There were no intangible assets acquired in the fiscal years 2025 or 2023. The acquisition included an indefinite lived Trade name intangible asset with a fair value of $5.3 million, and an amortizing Customer relationship intangible asset with a fair value of $0.7 million. The Customer relationship intangible asset will amortize over a useful life of 10 years.

Aggregate amortization expense of intangible assets for the fiscal years 2025, 2024, and 2023 was $7.3 million, $7.2 million, and $6.5 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $5.6 million in 2026, $4.7 million in 2027, $4.3 million in 2028 and 2029, and $4.2 million in 2030.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	September 27,	September 28,
	2025	2024
	(in thousands)
Food Service	$124,426	$124,426
Retail Supermarket	4,146	4,146
Frozen Beverages	56,498	56,498
Total goodwill	$185,070	$185,070

The carrying value of goodwill is determined based on the excess of the purchase price of acquisitions over the estimated fair value of tangible and intangible assets. Goodwill is not amortized but is evaluated annually at year end by management for impairment. Our impairment analysis for fiscal years 2025, 2024, and 2023 was based on a combination of the income approach, which estimates the fair value of reporting units based on discounted cash flows, and the market approach, which estimates the fair value of reporting units based on comparable market prices and multiples. Under the income approach the Company used a discounted cash flow which requires Level 3 inputs such as: annual growth rates, discount rates based upon the weighted average cost of capital and terminal values based upon current stock market multiples. There were no impairment charges to goodwill in fiscal years 2025, 2024, or 2023.

No goodwill was acquired in fiscal year 2025 or 2024. In fiscal year 2023, goodwill of $0.7 million was added in the food service segment from measurement period adjustments related to the prior year acquisition of Dippin’ Dots.

NOTE F – LONG-TERM DEBT

In December 2021, the Company entered into an amended and restated loan agreement (the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest accrues, at the Company’s election at (i) the SOFR Rate (as defined in the Credit Agreement), plus an applicable margin, based upon the Consolidated Net Leverage Ratio, as defined in the Credit Agreement, or (ii) the Alternate Base Rate (a rate based on the higher of (a) the prime rate announced from time-to-time by the Administrative Agent, (b) the Federal Reserve System’s federal funds rate, plus 0.50% or (c) the Daily SOFR Rate, plus an applicable margin). The Alternate Base Rate is defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of September 27, 2025, the Company is in compliance with all financial covenants of the Credit Agreement.

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

As of September 27, 2025, and as of September 28, 2024, there were no outstanding balances under the Amended Credit Agreement. As of September 27, 2025, the amount available under the Amended Credit Agreement was $210.2 million, after giving effect to the outstanding letters of credit of $14.8 million. As of September 28, 2024, the amount available under the Amended Agreement was $212.7 million, after giving effect to the outstanding letters of credit of $12.3 million.

NOTE G – INCOME TAXES

Income tax expense (benefit) is as follows:

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023
	(in thousands)

Current
U.S. Federal	$12,440	$17,532	$6,447
Foreign	3,293	1,983	6,149
State	2,412	6,447	4,349
Total current expense	18,145	25,962	16,945

Deferred
U.S. Federal	$3,453	$5,028	$12,134
Foreign	113	238	232
State	(877)	1,168	(703)
Total deferred expense (benefit)	2,689	6,434	11,663
Total expense	$20,834	$32,396	$28,608

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 21% for the fiscal years ended 2025, 2024 and 2023 to earnings before income taxes for the following reasons:

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023
	(in thousands)

Income taxes at federal statutory rates	$18,150	$24,979	$22,578
Increase (decrease) in taxes resulting from:
State income taxes, net of federal income tax benefit	2,716	6,261	2,732
Tax effect in jurisdictions where rates differ from statutory rate	841	1,195	1,837
Other, net	(873)	(39)	1,461
Income tax expense	$20,834	$32,396	$28,608

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our effective tax rate in fiscal 2025 was 24.1%. Our effective tax rate in our fiscal 2024 year was 27.2% and our effective tax rate in fiscal 2023 was 26.6%.

Deferred tax assets and liabilities consist of the following:

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(in thousands)

Deferred tax assets:
Vacation accrual	$1,075	$1,037
Capital loss carry forwards	221	229
Unrealized gains/losses	286	298
Accrued insurance liability	2,961	4,071
Operating lease liabilities	40,337	42,542
Deferred income	17	30
Allowances	2,752	2,805
Inventory capitalization	691	1,850
Share-based compensation	2,348	1,960
Net operating loss	1,301	2,112
Bonus accrual	1,796	2,497
Foreign tax credit	160	185
Total deferred tax assets	53,945	59,616
Valuation allowance	(507)	(527)
Total deferred tax assets, net	53,438	59,089

Deferred tax liabilities:
Amortization of goodwill and other intangible assets	39,716	38,842
Depreciation of property, plant and equipment	67,680	67,073
Right-of-use assets	37,745	40,563
Accounting method change 481(a)	-	435
Total deferred tax liabilities	145,141	146,913
Total deferred tax liabilities, net	$91,703	$87,824

As of September 27, 2025, we have a federal net operating loss carry forward of approximately $1.4 million from the PHILLY SWIRL acquisition. These carry forwards are subject to an annual limitation under Code Section 382 of approximately $0.4 million and will expire in 2033. We have determined there are no limitations to the total use of this tax asset and accordingly, have not recorded a valuation allowance for this deferred tax asset. Additionally, as of September 27, 2025, we have federal and state capital loss carryforwards of approximately $0.8 million primarily from the sale of marketable securities in fiscal year 2017 and unrealized losses incurred in fiscal years 2019 and 2020. These carry forwards began to expire in 2021. Except for current year usage, we have no foreseeable capital gains that would allow us to use this asset. Accordingly, we have recorded a valuation allowance for the full amount of this deferred tax asset.

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

On July 4, 2025, the United States government enacted into law the One Big Beautiful Act (the “OBBBA”). The OBBBA includes a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on fiscal 2025 effective rate or consolidated financial statements. We will continue to review the OBBBA tax provisions to assess impacts to our consolidated financial statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H ‑ COMMITMENTS AND CONTINGENCIES

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $14.4 million and $15.3 million at September 27, 2025 and September 28, 2024, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both September 27, 2025, and September 28, 2024, we had outstanding letters of credit totaling $14.8 million, and $12.3 million, respectively.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time. Our recorded liability at September 27, 2025 and September 28, 2024 was $2.2 million and $1.6 million, respectively.

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

In the fiscal year ended September 28, 2024, we recorded $6.8 million of fire related costs, for all of which recovery was deemed to be probable, and we received $5.0 million of insurance proceeds for inventory, fixed asset losses, and other fire related costs. Additionally, we recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $1.8 million, which was recorded in prepaid expenses and other, in the Consolidated Balance Sheet as of September 28, 2024.

In the fiscal year ended September 27, 2025, we recorded an additional $10.4 million of fire related costs, respectively, for all of which recovery was deemed to be probable. In the fiscal year ended September 27, 2025, we received $26.6 million of insurance proceeds, respectively, for inventory, fixed asset replacement costs, and business interruption losses.

Cumulative fire related costs through September 27, 2025 were $17.2 million, for all of which insurance proceeds have been received. Cumulative Insurance proceeds as of September 27, 2025 were $31.6 million for inventory, fixed asset replacement costs, and business interruption losses. Of the $31.6 million insurance proceeds received through September 27, 2025, $10.6 million was recognized in the fiscal year ended September 27, 2025, representing gains on insurance proceeds received for damage to property, plant, and equipment. Additionally, for the fiscal year ended September 27, 2025, we recorded a gain of $3.7 million in cost of goods sold in the Consolidated Statement of Earnings representing the proceeds received in excess of operating losses recognized. There was no insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable in the Consolidated Balance Sheet as of September 27, 2025.

NOTE I – EQUITY

Capital Stock

We have, issued and outstanding, one class of capital stock, Common Stock. Holders of Common Stock are generally entitled to one vote per share on matters submitted to shareholders for approval. As of September 27, 2025, we had approximately 66 stockholders of record of our common stock.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchases

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

In fiscal year 2025, the Company repurchased 66,776 shares of common stock of the Company at an average price of $119.80 per share on the open market, pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023

Shares repurchased (in thousands)	67	-	-
Average price per share	$119.80	$-	$-
Total investment (in thousands)	$8,000	$-	$-

As a result of the Company’s stock repurchases, there remains $42.0 million of share repurchase availability under the 2025 Share Repurchase Program as of September 27, 2025.

NOTE J – STOCK-BASED COMPENSATION

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

Performance awards may include (i) specific dollar-value target awards, (ii) performance units, or (iii) performance shares. The vesting of performance-based awards, if any, is dependent upon the achievement of certain performance targets. If the performance standards are not achieved, all unvested units will expire, and any accrued expense will be reversed. The fair value of the grant is determined based upon the closing price of the Company’s stock on the date of grant.

There are approximately 509,000 shares reserved under the Plan for which options, restricted stock units, and performance awards have not yet been issued. There are options that were issued under prior option plans that have since been replaced that are still outstanding.

We have an Employee Stock Purchase Plan (“ESPP”) whereby employees purchase stock by making contributions through payroll deductions for six-month periods. The purchase price of the stock is 85% of the lower of the market price of the stock at the beginning of the six-month period or the end of the six-month period. In fiscal years 2025, 2024, and 2023 employees purchased 22,295, 18,243 and 17,231 shares at average purchase prices of $110.22, $140.15, and $121.53, respectively. ESPP expense of $0.4 million, $0.5 million, and $0.6 million was recognized for fiscal years 2025, 2024, and 2023, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the status of our stock option plans as of fiscal years 2025, 2024, and 2023 and the changes during the years ended on those dates is represented below:

	Incentive Stock Options		Nonqualified Stock Options
		Weighted-		Weighted-
	Stock	Average	Stock	Average
	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price

Balance, September 24, 2022	433,359	146.98	228,318	132.29
Granted	-	-	-	-
Exercised	(83,401)	140.30	(11,294)	137.81
Canceled	(78,137)	143.96	(5,646)	153.04

Balance, September 30, 2023	271,821	147.45	211,378	140.79
Granted	-	-	-	-
Exercised	(53,300)	144.24	(50,247)	122.16
Canceled	(58,470)	158.50	(15,158)	161.87

Balance, September 28, 2024	160,051	144.49	145,973	145.01
Granted	-	-	-	-
Exercised	(12,348)	145.39	(5,720)	142.47
Canceled	(28,082)	137.25	(21,597)	120.24

Balance, September 27, 2025	119,621	146.10	118,656	149.64

Exercisable Options September 27, 2025	119,621	146.10	118,656	149.64

There were no incentive stock option grants in fiscal years 2025, 2024 or 2023. There were no non-qualified stock options grants in fiscal years 2025, 2024 or 2023. The total intrinsic value of stock options exercised was $0.4 million, $3.4 million and $2.1 million in fiscal years 2025, 2024, and 2023, respectively. Exercisable options as of September 27, 2025 had no intrinsic value.

The total cash received from these option exercises was $2.3 million, $13.2 million and $13.1 million in fiscal years 2025, 2024, and 2023, respectively; and the actual tax benefit realized from the tax deductions from these option exercises was $0.1 million, $0.6 million and $0.1 million in fiscal years 2025, 2024, and 2023, respectively.

At September 27, 2025, the Company does not have any unrecognized compensation expense related to stock options to be recognized over the next fiscal year.

The following table summarizes information about incentive stock options outstanding as of September 27, 2025:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number	Weighted-
			Outstanding	Average	Weighted-	Outstanding	Average	Weighted-
			at	Remaining	Average	at	Remaining	Average
Range of			September 27,	Contractual	Exercise	September 27,	Contractual	Exercise
Exercise Prices			2025	Life	Price	2025	Life	Price

$132.38	-	$165.56	119,621	1.3	$146.10	119,621	1.3	$146.10
Total options			119,621			119,621		146.10

The following table summarizes information about nonqualified stock options outstanding as of September 27, 2025:

			Options Outstanding			Options Exercisable
			Number	Weighted-		Number	Weighted-
			Outstanding	Average	Weighted-	Outstanding	Average	Weighted-
			at	Remaining	Average	at	Remaining	Average
Range of			September 27,	Contractual	Exercise	September 27,	Contractual	Exercise
Exercise Prices			2025	Life	Price	2025	Life	Price

$119.44	-	$132.38	48,030	1.5	$126.54	48,030	1.5	$126.54
$150.89	-	$191.40	70,626	0.3	$165.35	70,626	0.3	$165.35
Total options			118,656			118,656		149.64

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of our service share units (“RSU”)’s as of fiscal years 2025, 2024, and 2023 and the changes during the years ended on those dates is represented below.

		Weighted-
		Average
	Number of	Grant-Date	Weighted-
	Restricted	Fair Value	Average Remaining	Aggregate
	Stock Units	Per Share	Contractual Life	Intrinsic Value
				(in thousands)
Nonvested at September 24, 2022	9,200	154.85	2.1
Granted	21,864	154.32
Vested	(3,165)	154.94
Canceled	-	-

Nonvested at September 30, 2023	27,899	154.46	2.2
Granted	25,957	166.10
Vested	(6,390)	155.26
Canceled	(2,270)	158.14

Nonvested at September 28, 2024	45,196	157.32	1.9
Granted	34,868	139.97
Vested	(12,748)	161.92
Canceled	(4,118)	158.57

Nonvested at September 27, 2025	63,198	150.33	1.8	6,042

As of September 27, 2025, the Company has unrecognized compensation expense of approximately $4.3 million related to the RSU’s.

Performance Share Units

A summary of our performance share units (“PSU”)’s as of fiscal years 2025, 2024, and 2023 and the changes during the years ended on those dates is represented below. The shares are represented at the target award amounts based upon the respective performance share agreements. Actual shares that will vest depend on the level of attainment of the performance-based criteria.

		Weighted-
		Average
	Number of	Grant-Date	Weighted-
	Performance	Fair Value	Average Remaining	Aggregate
	Share Units	Per Share	Contractual Life	Intrinsic Value
				(in thousands)
Nonvested at September 24, 2022	8,868	155.01	2.1
Granted	21,260	155.29
Vested	-	-
Canceled	(8,868)	-

Nonvested at September 30, 2023	21,260	155.29	2.2
Granted	14,476	167.44
Vested	-	-
Canceled (1)	(4,752)	163.28

Nonvested at September 28, 2024	30,984	160.47	1.6
Granted	17,500	157.01
Vested	-	-
Canceled (1)	(12,827)	159.41

Nonvested at September 27, 2025	35,657	159.17	1.1	3,409

(1) Includes adjustments for performance achievement.

As of September 27, 2025, the Company has unrecognized compensation expense of approximately $1.6 million related to the PSU’s.

NOTE K – 401(k) PROFIT‑SHARING PLAN

We maintain a 401(k) profit-sharing plan for our employees. Under this plan, we may make discretionary profit sharing and matching 401(k) contributions. Contributions of $3.2 million, $3.2 million, and $2.8 million were made in fiscal years 2025, 2024, and 2023, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L – CASH FLOW INFORMATION

The following is supplemental cash flow information:

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023
		(in thousands)
Cash paid for:
Interest	$1,496	$1,787	$4,745
Income taxes	17,991	26,923	8,617

Non cash items:
Obtaining a right-of-use asset in exchange for a lease liability	$28,969	$84,565	$54,050

NOTE M – SEGMENT REPORTING

Our financial results are presented as three reportable segments: Food Service, Retail Supermarkets and Frozen Beverages. These segments are described below:

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

We principally sell our products to the food service and retail supermarket industries. Sales and results of our frozen beverages business are monitored separately from the balance of our food service business because of different distribution and capital requirements. We maintain separate and discrete financial information for the three operating segments mentioned above which is available to our Chief Operating Decision Maker, who is our Chief Executive Officer. We have applied no aggregation criteria to any of these operating segments in order to determine reportable segments. All inter-segment net sales and expenses have been eliminated in computing net sales and operating income.

Our Chief Operating Decision Maker reviews monthly detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Maker when determining each segment and the company’s financial condition and operating performance.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant expenses are expenses which are regularly provided to the Chief Operating Decision Maker and are included in segment operating income. These consist of cost of sales, marketing and selling expenses, distribution expenses, administrative expenses, intangible asset impairment charges, and other general expenses. Cost of sales includes raw materials, direct labor and plant overhead costs. Distribution expenses include costs associated with the transportation of our product to customers. Marketing and selling expenses include costs to execute sales to customers, and costs related to the selling, marketing, advertising and promotional activities. Administrative expenses include costs that are not directly tied to the manufacturing, distribution, or marketing and selling of our products.

Costs that are directly attributable to our Food Service, Retail Supermarkets, or Frozen Beverages segments are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding unallocated corporate expenses and other unusual significant transactions such as gain on insurance proceeds received for damage to property, plant and equipment, and plant closure expenses, are allocated to the three reportable segments using a reasonable methodology that is consistently applied.

To align with how our Chief Operating Decision Maker currently reviews the monthly detailed operating income statements, we have reclassified certain corporate expenses that are not allocated to our three reportable segments.  This change in presentation resulted in an increase to our Food Service segment operating income of $24.8 million, to our Retail segment operating income of $2.6 million, and to our Frozen Beverages segment of $1.5 million in fiscal 2024, respectively, and an increase to our Food Service segment operating income of $23.0 million, to our Retail segment operating income of $2.4 million, and to our Frozen Beverages segment of $1.5 million in fiscal 2023, respectively, with the corresponding impacts of the presentation change seen within General corporate expenses in the table below.

In addition, the Chief Operating Decision Maker reviews and evaluates capital spending of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Additionally, our Chief Operating Decision Maker considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.

Information regarding the operations in these three reportable segments is as follows:

	For the year ended September 27, 2025
	(in thousands)
	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
Net sales to external customers	$1,001,361	$213,809	$368,063	$1,583,233

Less:
Cost of goods sold	718,075	152,953	242,323	1,113,351
Segment gross profit	283,286	60,856	125,740	469,882

Marketing and selling	67,695	18,607	37,304	123,606
Distribution	117,874	25,246	25,185	168,305
Administrative	31,313	2,928	13,682	47,923
Intangible asset impairment charges	1,500	757	-	2,257
Other general expense	110	-	40	150
Segment operating income	64,794	13,318	49,529	127,641

General corporate expenses				29,864
Gain on insurance proceeds received for damage to property, plant, and equipment				(10,622)
Plant closure expense				24,073
Operating income				$84,326

	For the year ended September 28, 2024
	(in thousands)
	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
Net sales to external customers	$985,195	$221,308	$368,252	$1,574,755

Less:
Cost of goods sold	696,139	155,580	236,911	1,088,630
Segment gross profit	289,056	65,728	131,341	486,125

Marketing and selling	64,070	18,622	36,113	118,805
Distribution	123,373	25,718	26,510	175,601
Administrative	27,851	2,196	15,867	45,914
Intangible asset impairment charges	-	-	-	-
Other general expense	(452)	-	(145)	(597)
Segment operating income	74,214	19,192	52,996	146,402

General corporate expenses				28,857
Gain on insurance proceeds received for damage to property, plant, and equipment				-
Plant closure expense				-
Operating income				$117,545

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended September 30, 2023
	(in thousands)
	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
Net sales to external customers	$981,840	$215,428	$361,561	$1,558,829

Less:
Cost of goods sold	698,603	154,504	235,857	1,088,964
Segment gross profit	283,237	60,924	125,704	469,865

Marketing and selling	55,929	18,523	35,806	110,258
Distribution	120,106	28,164	24,534	172,804
Administrative	32,662	2,354	13,480	48,496
Intangible asset impairment charges	1,678	-	-	1,678
Other general expense	53	88	41	182
Segment operating income	72,809	11,795	51,843	136,447

General corporate expenses				26,929
Gain on insurance proceeds received for damage to property, plant, and equipment				-
Plant closure expense				-
Operating income				$109,518

Total depreciation and amortization expense, capital expenditures, and total assets by segment, reflecting our current segment structure for all periods presented, were:

	September 27,	September 28,	September 30,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(53 weeks)
	(in thousands)
Depreciation and amortization:
Food Service	$48,099	$44,280	$37,777
Retail Supermarket	1,145	1,736	1,966
Frozen Beverages	22,244	22,734	21,417
Corporate	1,844	1,851	1,981
Total depreciation and amortization	$73,332	$70,601	$63,141

Capital expenditures:
Food Service	$59,321	$45,535	$78,829
Retail Supermarket	303	21	1,824
Frozen Beverages	23,176	27,421	23,525
Corporate	73	592	559
Total capital expenditures	$82,873	$73,569	$104,737

Assets:
Food Service	$961,092	$954,747	$885,017
Retail Supermarket	30,327	34,609	34,232
Frozen Beverages	364,473	358,892	339,486
Corporate	25,609	16,853	18,501
Total assets	$1,381,501	$1,365,101	$1,277,236

Geographic data for net sales (recognized in the countries where products were sold from) and total assets were:

	September 27,	September 28,	September 30,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(53 weeks)
	(in thousands)
Net sales to external customers:
United States	$1,513,585	$1,501,326	$1,488,622
Other	69,648	73,429	70,207
Total net sales to external customers	$1,583,233	$1,574,755	$1,558,829

Assets:
United States	$1,302,387	$1,297,531	$1,215,744
Other	79,114	67,570	61,492
Total assets	$1,381,501	$1,365,101	$1,277,236

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales by product category, reflecting our current segment structure for all periods presented, were:

	September 27,	September 28,	September 30,
	2025	2024	2023
	(52 weeks)	(52 weeks)	(53 weeks)
	(in thousands)
Sales to external customers:
Food Service
Soft pretzels	$230,070	$222,237	$235,572
Frozen novelties	149,884	147,995	145,425
Churros	97,867	114,306	108,927
Handhelds	92,018	86,053	82,292
Bakery	405,909	387,129	378,149
Other	25,613	27,475	31,475
Total Food Service	$1,001,361	$985,195	$981,840

Retail Supermarket
Soft pretzels	$61,713	$61,744	$60,272
Frozen novelties	110,286	112,192	115,807
Biscuits	23,123	24,229	25,074
Handhelds	21,578	26,253	16,655
Coupon redemption	(2,707)	(3,162)	(2,561)
Other	(184)	52	181
Total Retail Supermarket	$213,809	$221,308	$215,428

Frozen Beverages
Beverages	$219,312	$230,030	$224,655
Repair and maintenance service	97,392	96,589	95,941
Machines revenue	47,807	38,188	37,933
Other	3,552	3,445	3,032
Total Frozen Beverages	$368,063	$368,252	$361,561

Consolidated sales	$1,583,233	$1,574,755	$1,558,829

NOTE N - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes to the components of accumulated other comprehensive loss are as follows:

	Fiscal year ended
	September 27,	September 28,
	2025	2024
	(in thousands)
Foreign currency translation adjustments
Beginning balance	$(15,299)	$(10,166)
Foreign currency translation adjustment gain (loss)	2,652	(5,133)
Ending balance	$(12,647)	$(15,299)

Accumulated other comprehensive loss	$(12,647)	$(15,299)

NOTE O – LEASES

General Lease Description

We have operating leases with initial noncancelable lease terms in excess of one year covering the rental of various facilities and equipment. Certain of these leases contain renewal options and some provide options to purchase during the lease term. Our operating leases include leases for real estate from some of our office, warehouse, and manufacturing facilities as well as manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these operating leases range from 1 month to 18 years.

We have finance leases with initial noncancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 1 year to 6 years.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Assumptions and Judgments

Contract Contains a Lease

In evaluating our contracts to determine whether a contract is or contains a lease, we considered the following:

●	Whether explicitly or implicitly identified assets have been deployed in the contract; and

●	Whether we obtain substantially all of the economic benefits from the use of that underlying asset and whether we can direct how and for what purpose the asset is used during the term of the contract.

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

As of September 27, 2025, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.1%, respectively. As of September 28, 2024, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.0%, respectively.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts Recognized in the Financial Statements

The components of lease expense were as follows (in thousands):

	Fiscal year ended	Fiscal year ended
	September 27, 2025	September 28, 2024
Operating lease cost in Cost of goods sold and Operating expenses	$31,354	$27,646
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating expenses	$204	$159
Interest on lease liabilities in Interest expense & other	85	30
Total finance lease cost	$289	$189
Short-term lease cost in Cost of goods sold and Operating expenses	-	-
Total net lease cost	$31,643	$27,835

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 27, 2025	September 28, 2024
Operating Leases
Operating lease right-of-use assets	$151,538	$152,383

Current operating lease liabilities	$21,624	$19,063
Noncurrent operating lease liabilities	140,021	140,751
Total operating lease liabilities	$161,645	$159,814

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$2,493	$601

Current finance lease liabilities	$563	$243
Noncurrent finance lease liabilities	1,355	445
Total finance lease liabilities	$1,918	$688

Supplemental cash flow information related to leases is as follows (in thousands):

	Fiscal year ended	Fiscal year ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,115	$25,784
Operating cash flows from finance leases	$85	$30
Financing cash flows from finance leases	$238	$151

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$28,969	$84,565
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of September 27, 2025, the maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$28,931	$591
2027	27,740	562
2028	23,698	379
2029	18,367	255
2030	12,962	239
Thereafter	109,257	65
Total minimum payments	220,955	2,091
Less amount representing interest	(59,310)	(173)
Present value of lease obligations	$161,645	$1,918

As of September 27, 2025 the weighted-average remaining term of our operating and finance leases was 11.4 years and 4.1 years, respectively.

As of September 28, 2024, the weighted-average remaining term of our operating and finance leases was 12.6 years and 3.6 years, respectively.

NOTE P – RELATED PARTIES

NFI Industries, Inc.

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payments to NFI were as follows:

	Fiscal year ended
	September 27,	September 28,	September 30,
	2025	2024	2023
	(in millions)

Transportation management services payments (1)	$0.9	$1.0	$0.8
Labor management services payments (2)	16.2	10.5	0.8
Lease payments (3)	1.9	1.8	0.2
Pass through payments to third parties (4)	52.4	55.7	54.1
Total payment amount distributed to NFI	$71.4	$69.0	$55.9

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

(3)

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. This amount represents the lease payments associated with the lease arrangement. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of September 27, 2025, $26.5 million was recorded as an operating right-of-use asset, $0.7 million was recorded as a current operating lease liability, and $27.4 million was recorded as a non-current operating lease liability. As of September 28, 2024, $27.4 million was recorded as an operating right-of-use asset, $0.6 million was recorded as a current operating lease liability, and $28.0 million was recorded as a non-current operating lease liability.

(4)	This amount represents passed through payments to third-party distribution and shipping vendors that are managed on the Company's behalf by NFI.

As of September 27, 2025, and September 28, 2024, related party trade payables of approximately $3.2 million and $0.6 million, respectively, were recorded as accounts payable.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

AMC Global

We incur related party expenses for attitudinal and research services with AMC Global, a global marketing research company. The husband of our director, Marjorie Roshkoff, is CEO and owner of AMC Global. In the fiscal year ended September 27, 2025, the Company did not incur any expenses with AMC Global, and in the fiscal years ended September 28, 2024 and September 30, 2023, the Company paid AMC Global $76,500 and $113,500, respectively, for services.

Additionally, the Company pays board advisory consulting fees to the husband of our director, Marjorie Roshkoff. In each of the fiscal years 2025, 2024, and 2023, the Company paid $50,000 for these board advisory consulting fees.

NOTE Q – MANUFACTURING FACILITY CLOSURES AND DISPOSALS

During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In October 2025, we subsequently announced the closure of a third manufacturing facility, our plant in Colton, California. Production from these facilities will either be consolidated into various other facilities across our network, or it will be discontinued as part of our ongoing sales portfolio optimization. This consolidation was enabled by the investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the plant closures, we recorded charges of $24.1 million in fiscal 2025. There were no plant closure expenses in fiscal 2024 or fiscal 2023. These costs are reported in the plant closure expense item within the Operating expenses section of the Consolidated Statements of Income. Included in the results for fiscal 2025 are $3.2 million of charges that have resulted or will result in cash outflows and $20.9 million in non-cash charges.

The manufacturing facility in Holly Ridge, NC produced handheld products for our Food Service and Retail Supermarket segments and ceased production on July 31, 2025. The closure costs for the facility totaled $14.9 million in fiscal 2025, including long-lived asset impairment charges of $14.4 million, severance and benefits costs of $0.3 million, and other exit and disposal costs of $0.2 million. These costs are reported in the plant closure expense item of the Consolidated Statements of Earnings. The long-lived asset impairment charges included a charge to write-down the value of a production line to its estimated fair value of $1.8 million. The estimate of fair value is categorized as level 3 within the fair value hierarchy. The key assumption used in the estimate of fair value was a third party offer to purchase the equipment, less estimated immaterial selling costs.

The manufacturing facility in Atlanta, GA produced bakery and biscuit products for our Food Service and Retail Supermarket segments and ceased production on September 27, 2025. The closure costs for the facility totaled $6.6 million in fiscal 2025, including long-lived asset impairment charges of $3.2 million, severance and benefit costs of $2.6 million, inventory write-offs of $0.6 million, and other exit and disposal costs of $0.2 million. These costs are reported in the plant closure expense item of the Consolidated Statements of Earnings.

The manufacturing facility in Colton, CA produces churro products for our Food Service and Retail Supermarket segments and will cease production in the first quarter of fiscal 2026. The closure costs for the plant totaled $2.6 million in fiscal 2025, including $1.2 million of long-lived asset impairment charges and $1.4 million of ROU impairment charges. These costs are reported in the plant closure expense item of the Consolidated Statements of Earnings.

The following table reflects our liability related to manufacturing facility closures as of September 27, 2025 (in thousands):

	September 28,	Plant closure	Plant closure	September 27,
	2024	expenses	payments	2025
Severance and benefits costs	$-	$2,918	$(384)	$2,534
Other exit and disposal costs	-	300	(182)	118
Total	$-	$3,218	$(566)	$2,652

NOTE R – SUBSEQUENT EVENTS

In October 2025, we announced the closure of our manufacturing plant in Colton, California. The closure costs for the plant totaled $2.6 million in fiscal 2025, including $1.2 million of long-lived asset impairment charges and $1.4 million of ROU impairment charges. These costs are reported in the plant closure expense item of the Consolidated Statements of Earnings.

J & J SNACK FOODS CORP. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Opening	Charged to			Closing
Year	Description	Balance	Expense	Deductions		Balance

2025	Allowance for estimated credit losses	$3,227	$485	$438	(1)	$3,274
2024	Allowance for estimated credit losses	$3,182	$659	$614	(1)	$3,227
2023	Allowance for estimated credit losses	$2,158	$1,428	$404	(1)	$3,182

(1) Write-offs of uncollectible accounts receivable.

S-1