Form 10-Q
period 2025-12-27
J&J SNACK FOODS CORP
filed 2026-02-05
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 27, 2025

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 0-14616

J&J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1935537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Fellowship Road, Mt. Laurel, New Jersey	08054
(Address of principal executive offices)	(Zip code)

Telephone (856) 665-9533

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, no par value	JJSF	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .     ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 2, 2026
Common Stock, no par value	19,011,903 shares

PART I.                FINANCIAL INFORMATION

Item 1.                  Consolidated Financial Statements

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 27,
	2025	September 27,
	(unaudited)	2025
Assets
Current assets
Cash and cash equivalents	$66,761	$105,893
Accounts receivable, net	161,440	184,069
Inventories	172,050	175,173
Prepaid expenses and other	12,266	13,197
Total current assets	412,517	478,332

Property, plant and equipment, at cost
Land	3,684	3,684
Buildings and improvements	128,063	127,022
Plant machinery and equipment	492,847	488,771
Marketing equipment	315,446	309,371
Transportation equipment	16,892	16,720
Office equipment	50,289	49,996
Construction in progress	18,932	13,899
Total Property, plant and equipment, at cost	1,026,153	1,009,463
Less accumulated depreciation and amortization	634,625	619,310
Property, plant and equipment, net	391,528	390,153

Other assets
Goodwill	185,070	185,070
Trade name intangible assets	105,920	105,920
Other intangible assets, net	65,287	66,730
Operating lease right-of-use assets	149,094	151,538
Other	3,858	3,758
Total other assets	509,229	513,016
Total Assets	$1,313,274	$1,381,501

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$609	$563
Accounts payable	80,592	82,405
Accrued insurance liability	16,628	16,441
Accrued liabilities	10,994	12,606
Current operating lease liabilities	21,906	21,624
Accrued compensation expense	17,988	26,475
Dividends payable	15,208	15,552
Total current liabilities	163,925	175,666

Long-term debt	-	-
Noncurrent finance lease liabilities	1,254	1,355
Noncurrent operating lease liabilities	137,599	140,021
Deferred income taxes	91,345	91,703
Other long-term liabilities	6,293	6,061

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,996,000 as of December 27, 2025 and 19,440,000 as of September 27, 2025	97,912	139,118
Accumulated other comprehensive loss	(10,953)	(12,647)
Retained Earnings	825,899	840,224
Total stockholders' equity	912,858	966,695
Total Liabilities and Stockholders' Equity	$1,313,274	$1,381,501

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	December 27,	December 28,
	2025	2024

Net sales	$343,778	$362,598
Cost of goods sold	247,766	268,697
Gross profit	96,012	93,901

Operating expenses
Selling and Marketing	31,499	28,669
Distribution	38,056	39,610
Administrative	20,377	18,903
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	-
Plant closure expense	6,113	-
Other general expense	130	480
Total operating expenses	95,375	87,662

Operating income	637	6,239

Other income (expense)
Investment income	712	1,037
Interest expense	(139)	(212)

Earnings before income taxes	1,210	7,064

Income tax expense	327	1,921

NET EARNINGS	$883	$5,143

Earnings per diluted share	$0.05	$0.26

Weighted average number of diluted shares	19,428	19,563

Earnings per basic share	$0.05	$0.26

Weighted average number of basic shares	19,316	19,471

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	December 27,	December 28,
	2025	2024

Net earnings	$883	$5,143

Foreign currency translation adjustments	1,694	(2,577)
Total other comprehensive income, net of tax	1,694	(2,577)

Comprehensive income	$2,577	$2,566

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (in thousands)

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 27, 2025	19,440	$139,118	$(12,647)	$840,224	$966,695

Common stock issued upon exercise of stock options, net of shares withheld for taxes	-	-	-	-	-
Common stock issued upon vesting of service share units, net of shares withheld for taxes	14	(685)	-	-	(685)
Repurchase of common stock	(458)	(42,000)	-	-	(42,000)
Foreign currency translation adjustment	-	-	1,694	-	1,694
Dividends declared ($0.80 per share)	-	-	-	(15,208)	(15,208)
Share-based compensation	-	1,479	-	-	1,479
Net earnings	-	-	-	883	883
Balance at December 27, 2025	18,996	$97,912	$(10,953)	$825,899	$912,858

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970

Common stock issued upon exercise of stock options, net of shares withheld for taxes	12	1,924	-	-	1,924
Common stock issued upon vesting of service share units, net of shares withheld for taxes	7	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	(2,577)	-	(2,577)
Dividends declared ($0.78 per share)	-	-	-	(15,193)	(15,193)
Share-based compensation	-	1,125	-	-	1,125
Net earnings	-	-	-	5,143	5,143
Balance at December 28, 2024	19,479	$139,013	$(17,876)	$825,703	$946,840

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three months ended
	December 27,	December 28,
	2025	2024
Operating activities:
Net earnings	$883	$5,143
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	17,241	15,814
Amortization of intangibles and deferred costs	1,443	1,930
Losses from disposals of property & equipment	343	146
Non-cash plant shutdown expenses	1,781	-
Share-based compensation	1,479	1,125
Deferred income taxes	(325)	(158)
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	-
Other	(100)	(93)
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	22,872	24,987
Decrease in inventories	1,916	3,164
Net changes in other operating assets and liabilities	(10,770)	(16,896)
Net cash provided by operating activities	35,963	35,162

Investing activities:
Purchases of property, plant and equipment	(19,003)	(19,065)
Proceeds from disposal of property and equipment	57	131
Proceeds from insurance for fixed assets	800	-
Net cash (used in) investing activities	(18,146)	(18,934)

Financing activities:
Payments to repurchase common stock	(42,000)	-
Proceeds from issuance of stock	-	1,924
Purchase of vested employee service share units and performance share units	(685)	(552)
Borrowings under credit facility	10,000	15,000
Repayment of borrowings under credit facility	(10,000)	(15,000)
Payments on finance lease obligations	(117)	(42)
Payment of cash dividend	(15,552)	(15,178)
Net cash (used in) financing activities	(58,354)	(13,848)

Effect of exchange rates on cash and cash equivalents	1,405	(2,212)

Net increase in cash and cash equivalents	(39,132)	168
Cash and cash equivalents at beginning of period	105,893	73,394
Cash and cash equivalents at end of period	$66,761	$73,562

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2025.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of operations and cash flows.

The results of operations for the three months ended December 27, 2025 and December 28, 2024 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $22.3 million at December 27, 2025 and September 27, 2025.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have a contract liability on our balance sheet as follows:

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)

Beginning balance	$3,889	$4,798
Additions to contract liability	1,547	1,483
Amounts recognized as revenue	(1,790)	(1,854)
Ending balance	$3,646	$4,427

Disaggregation of Revenue

The Company disaggregates revenue by geography and type of good or service, which management believes best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Product revenues within the food service and retail segments are derived from the sale of snack food products that share similar characteristics, including consistent pricing models, distribution channels, customer types, and point-in-time revenue recognition upon transfer of control. As a result, management has aggregated product lines within these segments. Product revenues within the frozen beverage segment are derived from the sale of frozen beverage syrup, cups, straws, and lids. See Note 10 for disaggregation of our net sales by geography and type of good or service.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.3 million at both December 27, 2025 and September 27, 2025.

Note 3	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, and technology are amortized by the straight-line method over periods ranging from 10 to 20 years. Depreciation expense was $17.2 million and $15.8 million for the three months ended December 27, 2025 and December 28, 2024, respectively.

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

Our calculation of EPS is as follows:

	Three months ended December 27, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$883	19,316	$0.05

Effect of dilutive securities
RSUs, PSUs, and options	-	112	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$883	19,428	$0.05

237,761 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 27, 2025.

	Three months ended December 28, 2024
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$5,143	19,471	$0.26

Effect of dilutive securities
RSUs, PSUs, and options	-	92	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$5,143	19,563	$0.26

20,546 anti-dilutive shares have been excluded in the computation of EPS for the three months ended December 28, 2024.

Note 5	Share-Based Compensation

At December 27, 2025, the Company has two stock-based employee compensation plans. Pre-tax share-based compensation was recognized as follows:

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)

Stock options	$-	$150
Stock purchase plan	100	88
Stock issued to outside directors	31	43
Service share units issued to employees	940	595
Performance share units issued to employees	408	249
Total share-based compensation	$1,479	$1,125

Tax benefits	$373	$326

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

The Company did not grant any stock options during the three months ended December 27, 2025, or during the three months ended December 28, 2024.

The Company issued 28,152 service share units (“RSU”)’s in the three months ended December 27, 2025, and 13,557 in the three months ended December 28, 2024. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant.

The Company also issued 28,144 performance share units (“PSU”)’s in the three months ended December 27, 2025, and 13,548 in the three months ended December 28, 2024. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both December 27, 2025 and September 27, 2025, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of December 27, 2025 and September 27, 2025, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico and Canada, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate for the three months ended December 27, 2025 was 27.0%, which is higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions. Our effective tax rate was 27.2% in the three months ended December 28, 2024, which was higher than the company’s 21.0% statutory tax rate primarily as a result of state income taxes, and the tax effect in foreign jurisdictions.

Note 7	New Accounting Pronouncements and Policies

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 27, 2025, the Company is in compliance with all financial covenants terms of the Credit Agreement.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, the “Amended Credit Agreement” which provided for an incremental increase of $175 million in available borrowings. The Amended Credit Agreement also includes an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225 million or $50 million plus the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

As of December 27, 2025, and as of September 27, 2025, there was no outstanding balance under the Amended Credit Agreement. As of December 27, 2025, and as of September 27, 2025, the amount available under the Amended Credit Agreement was $210.2 million, after giving effect to the outstanding letters of credit.

Note 9	Inventory

Inventories consist of the following:

	December 27,	September 27,
	2025	2025
	(unaudited)
	(in thousands)

Finished goods	$84,755	$89,512
Raw materials	34,218	32,259
Packaging materials	11,778	11,122
Equipment parts and other	41,299	42,280
Total inventories	$172,050	$175,173

Note 10	Segment Information

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

To align with how our Chief Operating Decision Maker currently reviews the monthly detailed operating income statements, we have reclassified certain corporate expenses that are not allocated to our three reportable segments.  This change in presentation resulted in an increase to our Food Service segment operating income of $7.1 million, to our Retail segment operating income of $0.8 million, and to our Frozen Beverages segment of $0.5 million in the three months ended December 28, 2024, respectively, with the corresponding impacts of the presentation change seen within General corporate expenses in the table below.

In addition, the Chief Operating Decision Maker reviews and evaluates capital spending of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Additionally, our Chief Operating Decision Maker considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.

Information regarding the operations in these three reportable segments is as follows:

	Three months ended December 27, 2025
	(in thousands)
	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
Net sales to external customers	$219,156	$45,882	$78,740	$343,778

Less:
Cost of goods sold	157,137	34,979	55,650	247,766
Segment gross profit	62,019	10,903	23,090	96,012

Selling and Marketing	18,224	3,913	9,362	31,499
Distribution	26,530	5,262	6,264	38,056
Administrative	7,143	568	3,308	11,019
Other general expense	23	-	107	130
Segment operating income	10,099	1,160	4,049	15,308

General corporate expenses				9,358
Gain on insurance proceeds received for damage to property, plant, and equipment				(800)
Plant closure expense				6,113
Operating income				$637

	Three months ended December 28, 2024
	(in thousands)
	Food	Retail	Frozen
	Service	Supermarket	Beverages	Total
Net sales to external customers	$238,883	$44,717	$78,998	$362,598

Less:
Cost of goods sold	178,407	34,246	56,044	268,697
Segment gross profit	60,476	10,471	22,954	93,901

Selling and Marketing	15,962	3,772	8,935	28,669
Distribution	28,290	4,957	6,363	39,610
Administrative	7,206	551	2,689	10,446
Other general expense	204	-	276	480
Segment operating income	8,814	1,191	4,691	14,696

General corporate expenses				8,457
Operating income				$6,239

Net sales to external customers by type of good or service were:

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Net sales to external customers:
Product sales
Food Service	$219,156	$238,883
Retail Supermarkets	45,882	44,717
Frozen Beverages	44,889	44,654
Total Product sales	$309,927	$328,254

Repair and maintenance service
Frozen Beverages repair and maintenance service	$22,489	$23,639
Total Repair and maintenance service	$22,489	$23,639

Machines revenue
Frozen Beverages machines revenue	$10,716	$10,047
Total Machine revenue	$10,716	$10,047

Other
Frozen Beverages other	$646	$658
Total Other	$646	$658

Consolidated sales	$343,778	$362,598

Total depreciation and amortization expense, capital expenditures, and total assets by segment, reflecting our current segment structure for all periods presented, were:

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Depreciation and amortization:
Food Service	$12,254	$11,560
Retail Supermarket	290	283
Frozen Beverages	5,651	5,513
Corporate	489	388
Total depreciation and amortization	$18,684	$17,744

Capital expenditures:
Food Service	$12,534	$12,545
Retail Supermarket	-	25
Frozen Beverages	6,469	6,433
Corporate	-	62
Total capital expenditures	$19,003	$19,065

	December 27,	September 27,
	2025	2025
Assets:
Food Service	$905,571	$961,092
Retail Supermarket	30,125	30,327
Frozen Beverages	350,978	364,473
Corporate	26,600	25,609
Total assets	$1,313,274	$1,381,501

Geographic data for net sales (recognized in the countries where products were sold from) and total assets were:

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Net sales to external customers:
United States	$327,621	$348,099
Other	16,157	14,499
Total net sales to external customers	$343,778	$362,598

	December 27,	September 27,
	2025	2025
Assets:
United States	$1,242,526	$1,302,387
Other	70,748	79,114
Total assets	$1,313,274	$1,381,501

Note 11	Goodwill and Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

Intangible Assets

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of December 27, 2025 and September 27, 2025 are as follows:

	December 27, 2025		September 27, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$85,424	$-

Amortized intangible assets
Trade names	-	-	2,515	2,515
Franchise agreements	8,500	2,975	8,500	2,763
Customer relationships	23,550	15,404	23,550	14,749
Technology	23,110	8,065	23,110	7,493
License and rights	-	-	1,690	1,734

TOTAL FOOD SERVICE	$140,584	$26,444	$144,789	$29,254

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,181	$-	$11,181	$-

TOTAL RETAIL SUPERMARKETS	$11,181	$-	$11,181	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	999	1,439	968
Licenses and rights	1,400	1,369	1,400	1,352

TOTAL FROZEN BEVERAGES	$48,254	$2,368	$48,254	$2,320

CONSOLIDATED	$200,019	$28,812	$204,224	$31,574

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 10 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended December 27, 2025 and December 28, 2024 was $1.4 million and $1.9 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $4.2 million in 2026 (excluding the three months ended December 27, 2025), $4.7 million in 2027, $4.3 million in 2028 and 2029, and $4.2 million in 2030.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the reportable segments are as follows:

	December 27,	September 27,
	2025	2025
	(in thousands)
Food Service	$124,426	$124,426
Retail Supermarket	4,146	4,146
Frozen Beverages	56,498	56,498
Total goodwill	$185,070	$185,070

Note 12	Commitments and Contingencies

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $14.7 million and $14.4 million at December 27, 2025 and September 27, 2025, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both December 27, 2025, and September 27, 2025, we had outstanding letters of credit totaling $14.8 million.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claims payments and a calculated lag time. Our recorded liability at December 27, 2025 and September 27, 2025 was $2.0 million and $2.2 million, respectively.

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

In the three months ended December 27, 2025, we recorded $0.3 million of fire related costs, for all of which recovery was deemed to be probable, and we received $1.5 million of insurance proceeds for inventory, fixed asset replacement costs, and business interruption losses. Additionally, in the three months ended December 27, 2025, we recognized a gain of $0.8 million for insurance proceeds received for damage to property, plant, and equipment in the Consolidated Statement of Earnings, and we recognized a gain of $2.0 million for the proceeds received, and expected to be received, in excess of operational losses recognized, in cost of goods sold, in the Consolidated Statement of Earnings. As of December 27, 2025, $1.6 million of these insurance proceeds were expected to be received, and was recorded in prepaid expenses and other, in the Consolidated Balance Sheet as of December 27, 2025. The $1.6 million insurance proceeds were subsequently received in early January 2026.

In the three months ended December 28, 2024, we recorded $8.3 million of fire related costs, for all of which recovery was deemed to be probable and we received $1.0 million of insurance proceeds, respectively, for inventory and business interruption losses. Additionally, in the three months ended December 28, 2024, we recognized a gain of $0.5 million in cost of goods sold in the Consolidated Statement of Earnings representing the proceeds received in excess of losses recognized and we recorded an insurance receivable, net of advance proceeds received, for other fire related costs for which recovery was deemed probable of $9.7 million, which was recorded in prepaid expenses and other, on the Consolidated Balance Sheet as of December 28, 2024.

Cumulative fire related costs recorded through December 27, 2025 were $17.5 million, for all of which recovery has either been received, or was deemed to be probable. Cumulative Insurance proceeds received as of December 27, 2025 were $33.1 million for inventory, fixed asset replacement costs, and business interruption losses.

See below for a roll forward of the insurance receivable, net of advance proceeds received for other fire related costs for which recovery was deemed probable in the Consolidated Balance Sheet for the three months ended December 27, 2025 and December 28, 2024.

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Insurance receivable, net of advance proceeds received for other fire related costs
Beginning balance	$-	$1,790
Fire related costs	296	8,337
Insurance proceeds for inventory, fixed asset losses, and other fire related costs	(1,500)	(1,000)
Gain on insurance proceeds received for damage to property, plant, and equipment	800	-
Gain on insurance proceeds received, or expected to be received, in excess of operating losses recognized	2,004	524
Ending balance	$1,600	$9,651

Note 13	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Foreign currency translation adjustments
Beginning balance	$(12,647)	$(15,299)
Foreign currency translation adjustment gain (loss)	$1,694	(2,577)
Ending balance	$(10,953)	$(17,876)

Accumulated other comprehensive loss	$(10,953)	$(17,876)

Note 14	Leases

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

We have finance leases with initial non-cancelable lease terms in excess of one year covering the rental of various equipment. These leases are generally for manufacturing and non-manufacturing equipment used in our business. The remaining lease terms for these finance leases range from 1 year to 6 years.

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

As of December 27, 2025, the weighted-average discount rate of our operating and finance leases was 5.3% and 4.1%, respectively. As of September 27, 2025, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.1%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended
	December 27, 2025	December 28, 2025
Operating lease cost in Cost of goods sold and Operating Expenses	$8,069	$7,627
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$132	$159
Interest on lease liabilities in Interest expense & other	13	7
Total finance lease cost	$145	$166
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-
Total net lease cost	$8,214	$7,793

Supplemental balance sheet information related to leases is as follows:

	December 27,	September 27,
	2025	2025
Operating Leases
Operating lease right-of-use assets	$149,094	$151,538

Current operating lease liabilities	$21,906	$21,624
Noncurrent operating lease liabilities	137,599	140,021
Total operating lease liabilities	$159,505	$161,645

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$1,762	$2,493

Current finance lease liabilities	$609	$563
Noncurrent finance lease liabilities	1,254	1,355
Total finance lease liabilities	$1,863	$1,918

Supplemental cash flow information related to leases is as follows:

	Three months ended
	December 27,	December 28,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,763	$7,382
Operating cash flows from finance leases	$13	$7
Financing cash flows from finance leases	$117	$42

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$4,742	$9,616
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-

As of December 27, 2025, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Three months ending September 27, 2025	$21,930	$475
2026	28,531	603
2027	24,481	384
2028	19,130	255
2029	13,664	239
Thereafter	109,416	65
Total minimum payments	217,152	2,021
Less amount representing interest	(57,647)	(158)
Present value of lease obligations	$159,505	$1,863

As of December 27, 2025 the weighted-average remaining term of our operating and finance leases was 12.0 years and 3.8 years, respectively.

As of September 27, 2025 the weighted-average remaining term of our operating and finance leases was 11.4 years and 4.1 years, respectively.

Note 15	Related Parties

NFI Industries, Inc.

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc.

The payments to NFI were as follows:

	Three months ended
	December 27,	December 28,
	2025	2024
	(in millions)

Transportation management services payments (1)	$0.2	$0.2
Labor management services payments (2)	3.6	3.8
Lease payments (3)	0.5	0.5
Pass through payments to third parties (4)	14.8	14.3
Total amount distributed to NFI	$19.1	$18.8

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

(3)

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. This amount represents the lease payments associated with the lease arrangement. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of December 27, 2025, $26.2 million was recorded as an operating right-of-use asset, $0.7 million was recorded as a current operating lease liability, and $27.3 million was recorded as a non-current operating lease liability. As of September 27, 2025, $26.5 million was recorded as an operating right-of-use asset, $0.7 million was recorded as a current operating lease liability, and $27.4 million was recorded as a non-current operating lease liability.

(4)	This amount represents passed through payments to third-party distribution and shipping vendors that are managed on the Company's behalf by NFI.

As of December 27, 2025, and September 27, 2025, related party trade payables of approximately $2.5 million and $3.2 million, respectively, were recorded as accounts payable.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

Ken Roshkoff

The Company pays board advisory consulting fees to the husband of our director, Marjorie Roshkoff. In the three months ended December 27, 2025 and December 28, 2024, the company paid $13,000 for these board advisory fees.

Note 16	Reclassifications

Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the current year.

Note 17	Share Repurchase Program

On February 3, 2025, the Company announced that the Board of Directors authorized a share repurchase program (the “2025 Share Repurchase Program”) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, inclusive of any fees, commissions, and other expenses related to such repurchases. Under the 2025 Share Repurchase Program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements, and other considerations. The Company’s repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, or other transactions, and may be affected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 2025 Share Repurchase Program is effective for two years; however, the 2025 Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified or terminated at any time without prior notice.

In the three months ended December 27, 2025, the Company repurchased 458,467 shares of common stock of the Company at an average price of $91.61 per share on the open market, pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

	Three months ended
	December 27,	December 28,
	2025	2024

Shares repurchased (in thousands)	458	-
Average price per share	$91.61	$-
Total investment (in thousands)	$42,000	$-

As of December 27, 2025, the Company has fully exhausted its share repurchase ability under the 2025 Share Repurchase Program.

Note 18	Manufacturing Facility Closures and Disposals

During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In October 2025, during the first quarter of fiscal 2026, we subsequently announced the closure of a third manufacturing facility, our plant in Colton, California. Production from these facilities will either be consolidated into various other facilities across our network, or it will be discontinued as part of our ongoing sales portfolio optimization. This consolidation was enabled by the investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers.

As a result of the plant closures, we recorded charges of $6.1 million in the three months ended December 27, 2025. These costs are reported in the plant closure expense item within the Operating expenses section of the Consolidated Statements of Income. Included in the results in the three months ended December 27, 2025 are $4.3 million of charges that have resulted or will result in cash outflows, and $1.8 million of non-cash charges.

The manufacturing facility in Holly Ridge, NC produced handheld products for our Food Service and Retail Supermarket segments and ceased production on July 31, 2025. The closure costs for the facility totaled $0.4 million in three months ended December 27, 2025, comprised of other exit and disposal costs of $0.4 million. These costs are reported in the plant closure expense item of the Consolidated Statements of Earnings.

The manufacturing facility in Atlanta, GA produced bakery and biscuit products for our Food Service and Retail Supermarket segments and ceased production on September 27, 2025. The closure costs for the facility totaled $3.6 million in the three months ended December 27, 2025, including severance and benefit costs of $0.5 million, inventory write-offs of $1.4 million, and other exit and disposal costs of $1.7 million. These costs are reported in the plant closure expense item of the Consolidated Statements of Earnings.

The manufacturing facility in Colton, CA produced churro products for our Food Service and Retail Supermarket segments and ceased production in the first quarter of fiscal 2026. The closure costs for the plant totaled $2.1 million in the three months ended December 27, 2025, including long-lived asset impairment charges of $0.4 million, severance and benefit costs of $1.4 million, and other exit and disposal costs of $0.3 million. These costs are reported in the plant closure expense item of the Consolidated Statements of Earnings.

The following table reflects our liability related to manufacturing facility closures as of December 27, 2025 (in thousands):

	September 27,	Plant closure	Plant closure	December 27,
	2025	charges	payments	2025
Severance and benefits costs	$2,534	$1,858	$(4,176)	$216
Other exit and disposal costs	118	2,472	(2,081)	509
Total	$2,652	$4,330	$(6,257)	$725

Note 19	Subsequent Events

On February 3, 2026, the Company announced that the Board of Directors authorized a new share repurchase program (the “2026 Share Repurchase Program”) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. Under the 2026 Share Repurchase Program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements, and other considerations. The Company’s repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, or other transactions, and may be affected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 2026 Share Repurchase Program is effective for approximately two years; however, the 2026 Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified or terminated at any time without prior notice.

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

Objective

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our financial statements with a narrative form from the perspective of our management regarding our financial condition and results of operations, liquidity and certain other factors that may affect our future results. The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 27, 2025.

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

Business Trends and Strategy

Our products are generally sold for discretionary consumption. Our results are impacted by macroeconomic and demographic trends and changes in consumer behavior. The U.S. economy has experienced economic volatility and uncertainty in recent years, which has had, and we expect might continue to have, an impact on consumer behavior. Consumer spending may continue to be impacted by levels of discretionary income and the impact of that on the consumer’s decision making around their purchases. In addition, inflation continues to impact our business, and fluctuating raw material input costs may continue to impact the costs of our products.

While overall packaging and raw material inflation, inclusive of the cocoa market, appears to be moderating for fiscal 2026, uncertainty within the supply chain surrounding impacts from the U.S. government’s tariffs on imports could continue to be a potential headwind for the Company in fiscal 2026. Tariffs may increase the cost of certain raw materials and packaging that we use in our business, and our financial performance may be adversely impacted if we are unable to pass on the cost increases in the form of price increases to our customers. Additionally, the ultimate impact of tariffs may be difficult to predict as tariff rates and duration remain uncertain, which can make our planning process more challenging.

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

The above referenced Project Apollo is expected to generate at least $20 million of run-rate operating income for the initiatives that are expected to be implemented by the end of fiscal 2026. The initial focus of the project is the consolidation and optimization of our manufacturing network. During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In the first quarter of fiscal 2026, we announced the closure of a third manufacturing facility, our plant in Colton, California.

Production from these facilities will either be consolidated into various other facilities across our network, or it will be discontinued as part of our ongoing sales portfolio optimization. This consolidation was enabled by the investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers. In connection with the closing of our three facilities, we recorded plant closure costs of approximately $24 million in the fourth quarter of fiscal 2025, and another $6.1 million in the first quarter of fiscal 2026. These costs primarily related to non-cash write-downs and write-offs related to inventory and to property, plant and equipment, as well as severance and benefit costs.

In addition to plant consolidation, as part of the first phase of Project Apollo, we are expecting to optimally reposition production within our network, which we are expecting to generate additional freight savings in fiscal 2026 and beyond, and to streamline our corporate functions, which is expected to generate general and administrative expense saving in fiscal 2026 and beyond.

RESULTS OF OPERATIONS – Three months ended December 27, 2025

The following discussion provides a review of results for the three months ended December 27, 2025 as compared with the three months ended December 28, 2024.

Summary of Results	Three months ended
	December 27,	December 28,
	2025	2024	% Change
	(in thousands)

Net sales	343,778	362,598	(5.2)%

Cost of goods sold	247,766	268,697	(7.8)%
Gross profit	96,012	93,901	2.2%

Operating expenses
Selling and Marketing	31,499	28,669	9.9%
Distribution	38,056	39,610	(3.9)%
Administrative	20,377	18,903	7.8%
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	-	100.0%
Plant closure expense	6,113	-	100.0%
Other general expense (income)	130	480	(72.9)%
Total operating expenses	95,375	87,662	8.8%

Operating income	637	6,239	(89.8)%

Other income (expense)
Investment income	712	1,037	(31.3)%
Interest expense	(139)	(212)	(34.4)%

Earnings before income taxes	1,210	7,064	(82.9)%

Income tax expense	327	1,921	(83.0)%

NET EARNINGS	$883	$5,143	(82.8)%

Comparisons as a Percentage of Net Sales	Three months ended
	December 27,	December 28,
	2025	2024	Basis Pt Chg
Gross profit	27.9%	25.9%	200
Selling and Marketing	9.2%	7.9%	130
Distribution	11.1%	10.9%	20
Administrative	5.9%	5.2%	70
Operating income	0.2%	1.7%	(150)
Earnings before income taxes	0.4%	1.9%	(150)
Net earnings	0.3%	1.4%	(110)

Net Sales

Net sales decreased $18.8 million, or 5.2%, to $343.8 million for the three months ended December 27, 2025. The sales decrease was primarily driven by declines in our Food Service segment, most notably within our bakery portfolio, and the majority of which related to our previously disclosed sales portfolio optimization.

Gross Profit

Gross Profit increased by $2.1 million, or 2.2%, to $96.0 million for the three months ended December 27, 2025. As a percentage of sales, gross profit increased from 25.9% to 27.9%. The increase in gross profit as a percentage of sales was largely driven by the benefits of our previously announced plant closures as well as the favorable impact that resulted from our sales portfolio optimization. These favorable tailwinds significantly offset the unfavorable impact of lower sales volumes, as well as the impact of approximately $1 million associated with product disposal costs, and approximately $0.6 million in tariff-related costs, net of pricing offsets, all of which were primarily seen within the Food Service segment.

Operating Expenses

Operating Expenses increased $7.7 million, or 8.8%, to $95.4 million for the three months ended December 27, 2025. As a percentage of sales, operating expenses increased from 24.2% to 27.7%. Operating expenses included $6.1 million of plant closure expense and a partly offsetting $0.8 million gain on insurance proceeds received for damage to property, plant, and equipment in the three months ended December 27, 2025. The net impact of these items increased operating expenses as a percentage of sales by approximately 150 bps.

The remaining increase in operating expenses was most notably driven by an increase in selling and marketing expenses. As a percentage of sales, selling and marketing expenses increased from 7.9% to 9.2%, with the increase primarily attributable to increased commission costs on retail vending sales, increased spend on sponsorships, brand support and other promotional activities, and higher depreciation for customer equipment for growth.

As a percentage of sales, distribution expenses remained materially consistent in the three months ended December 27, 2025, increasing slightly from 10.9% to 11.1%, but declining from $39.6 million to $38.1 million. The overall decrease was primarily attributable to the lower sales volumes in the quarter.

As a percentage of sales, general and administrative expenses increased from 5.2% to 5.9% and from $18.9 million to $20.4 million in the three months ended December 27, 2025. The increase was most significantly driven by non-recurring restructuring and legal expenses.

Other Income and Expense

Investment income decreased $0.3 million or 31.3% to $0.7 million for the three months ended December 27, 2025 due to lower interest rates on foreign cash balances. Interest expense decreased by $0.1 million, or 34.4%, to $0.1 million for the three months ended December 27, 2025.

Income Tax Expense

Our effective tax rate was 27% for the three months ended December 27, 2025, as well as for the three months ended December 28, 2024.

Net Earnings

Net earnings decreased by $4.3 million, or 82.8%, to $0.9 million for the three months ended December 27, 2025, due to the aforementioned items.

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

	Three months ended
	December 27,	December 28,
	2025	2024	% Change
	(in thousands)
Net sales
Food Service	219,156	238,883	(8.3)%
Retail Supermarket	45,882	44,717	2.6%
Frozen Beverages	78,740	78,998	(0.3)%
Total sales	$343,778	$362,598	(5.2)%

	Three months ended
	December 27,	December 28,
	2025	2024	% Change
	(in thousands)

Operating income
Food Service	$10,099	$8,814	14.6%
Retail Supermarket	1,160	1,191	(2.6)%
Frozen Beverages	4,049	4,691	(13.7)%
General corporate expenses	(9,358)	(8,457)	10.7%
Gain on insurance proceeds received for damage to property, plant, and equipment	800	-	0.0%
Plant closure expense	(6,113)	-	0.0%
Total operating income	$637	$6,239	(89.8)%

Food Service Segment Results

	Three months ended
	December 27,	December 28,
	2025	2024	% Change
	(in thousands)

Food Service sales to external customers	$219,156	$238,883	(8.3)%

Food Service operating income	$10,099	$8,814	14.6%

Sales to food service customers decreased $19.7 million, or 8.3%, to $219.2 million for the three months ended December 27, 2025. The largest driver of the decrease were sales of bakery products, which decreased by $18.2 million, or 16.8%, with the decrease largely attributable to the impact of the sales portfolio optimization aspect of our Project Apollo initiative on some of our lower-margin bakery SKUs. Additionally, sales of handhelds decreased $5.3 million, or 22.3%, with the decrease attributable to lower comparative volumes on our core handhelds, as well as contractual pricing true-ups on the lower costing of certain raw material ingredients. Slightly offsetting these decreases were soft pretzels sales to food service customers, which increased $3.6 million, or 6.9%, with the increase largely attributable to volume increases seen within the category on our key brands, a continuation of the trend seen in the second half of our fiscal 2025.

Sales of new products in the first twelve months since their introduction were minimal in the three months ended December 27, 2025. Low-mid single-digit net pricing increases were more than offset by the net volume declines, primarily attributable to the sales portfolio optimization aspect of our Project Apollo initiative.

Operating income in our Food Service segment increased $1.3 million, or 14.6%, to $10.1 million, for the three months ended December 27, 2025, which reflected the efficiencies and benefits of the optimization of our manufacturing footprint seen within gross profit, offset by the unfavorable impact of some of the volume declines that were mostly attributable to the sales portfolio optimization aspect of Project Apollo.

Retail Supermarket Segment Results

	Three months ended
	December 27,	December 28,
	2025	2024	% Change
	(in thousands)

Retail Supermarket sales to external customers	$45,882	$44,717	2.6%

Retail Supermarket operating income	$1,160	$1,191	(2.6)%

Sales of products to retail customers increased $1.2 million, or 2.6%, to $45.9 million for the three months ended December 27, 2025, with the increase largely driven by a $1.8 million, or 35% increase in handheld sales. The increase in handheld sales was primarily attributable to a significant increase in comparative volumes as prior year volumes were negatively impacted by the fire at our Holly Ridge location and the resulting delays in production during the prior year quarter. Sales of new products in retail supermarkets were approximately $0.5 million in the three months ended December 27, 2025. Low-mid single-digit net price increases drove the increase in retail supermarket sales in the quarter as sales volumes in the quarter across the segment were materially flat, with net volume decreases across other product categories materially offsetting the handheld volume increases.

Operating income in our Retail Supermarkets segment was $1.2 million in both the three months ended December 27, 2025 and the three months ended December 28, 2024.

Frozen Beverages Segment Results

	Three months ended
	December 27,	December 28,
	2025	2024	% Change
	(in thousands)

Frozen Beverages sales to external customers
Beverages	$44,889	$44,654	0.5%
Repair and maintenance service	22,489	23,639	(4.9)%
Machines revenue	10,716	10,047	6.7%
Other	646	658	(1.8)%
Total Frozen Beverages	$78,740	$78,998	(0.3)%

Frozen Beverages operating income	$4,049	$4,691	(13.7)%

Frozen beverage and related product sales decreased $0.3 million, or 0.3%, in the three months ended December 27, 2025. Beverage sales increased 0.5% to $44.9 million in the three months ended December 27, 2025, with the slight increase driven by pricing increases, a favorable sales mix and some foreign exchange related tailwinds, mostly offset by a 6% decrease in gallon sales over that period. Service revenue decreased 4.9% to $22.5 million, and machine revenue (primarily sales of frozen beverage machines) increased 6.7% to $10.7 million driven by strong growth from a convenience customer.

Operating income in our Frozen Beverage segment decreased $0.6 million in the quarter to $4.0 million as lower beverage sales volumes negatively impacted leverage across the business.

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

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net earnings	$883	$5,143
Non-cash items in net income:
Depreciation of fixed assets	17,241	15,814
Amortization of intangibles and deferred costs	1,443	1,930
Losses from disposals of property & equipment	343	146
Non-cash plant shutdown expenses	1,781	-
Share-based compensation	1,479	1,125
Deferred income taxes	(325)	(158)
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	-
Other	(100)	(93)
Changes in assets and liabilities, net of effects from purchase of companies	14,018	11,255
Net cash provided by operating activities	$35,963	$35,162

●	The increase in depreciation of fixed assets was primarily due to prior year purchases of property, plant and equipment.

●	Cash flows associated with changes in assets and liabilities, generated approximately $14.0 million of cash in the three months ended December 27, 2025 compared with $11.3 million in the three months ended December 28, 2024. The net inflow in the three months ended December 27, 2025 was driven primarily by decreases in accounts receivable of $22.9 million and inventory of $1.9 million, offset partially by a decrease in accounts payable, accrued liabilities, and prepaid expenses of $10.8 million. In the prior year period, the net inflow was driven primarily by a decrease in accounts receivable of $25.0 million and inventory of $3.2 million, offset partially by a decrease in accounts payable, accrued liabilities, and prepaid expenses of $16.9 million.

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	$(19,003)	$(19,065)
Proceeds from disposal of property and equipment	57	131
Proceeds from insurance for fixed assets	800	-
Net cash (used in) investing activities	$(18,146)	$(18,934)

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities. The slight decrease over prior year period was primarily due to the timing of spend.

	Three months ended
	December 27,	December 28,
	2025	2024
	(in thousands)
Cash flows from financing activities
Payments to repurchase common stock	$(42,000)	$-
Proceeds from issuance of stock	-	1,924
Purchase of vested employee service share units and performance share units	(685)	(552)
Borrowings under credit facility	10,000	15,000
Repayment of borrowings under credit facility	(10,000)	(15,000)
Payments on finance lease obligations	(117)	(42)
Payment of cash dividend	(15,552)	(15,178)
Net cash (used in) financing activities	$(58,354)	$(13,848)

●

In the three months ended December 27, 2025, the Company repurchased 458,467 shares of common stock of the Company at an average price of $91.61 per share on the open market, pursuant to the share repurchase program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

●

Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs and represent the net paydown of borrowings.

●	The increase in payment of cash dividends from prior year period was due to the increase in our quarterly dividend during fiscal 2025, offset somewhat by the reduction in shares outstanding.

Liquidity

As of December 27, 2025, we had $66.8 million of Cash and Cash Equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of December 27, 2025, the Company is in compliance with all financial covenants of the Credit Agreement.

As of December 27, 2025, and as of September 27, 2025, there was no outstanding balance under the Amended Credit Agreement. As of December 27, 2025, and as of September 27, 2025, the amount available under the Amended Credit Agreement was $210.2 million, after giving effect to the outstanding letters of credit.

Critical Accounting Policies, Judgments and Estimates

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Judgments and Estimates, in our Annual Report on Form 10-K for the year ended September 27, 2025, as filed with the SEC on November 26, 2025.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth, in item 7a. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended September 27, 2025, as filed with the SEC on November 26, 2025.

Item 4.         Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 27, 2025, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 27, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject, from time to time, to certain legal proceedings and claims that arise from our business. As of the date of this Quarterly Report on Form 10-Q, the Company does not expect that any such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

For information on risk factors, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the fiscal year ended September 27, 2025. The risks identified in that report have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

The following tables sets forth repurchases of our common stock during the first quarter of 2026:

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased (1)	per share	plans or programs (2)	plans or programs (2)
				(in thousands)
September 28, 2025 to October 25, 2025	-	-	-	$42,000
October 26, 2025 to November 22, 2025	152,438	90.26	144,401	28,923
November 23, 2025 to December 27, 2025	314,160	92.07	314,066	-
Three months ended December 27, 2025	466,598	91.48	458,467	-

(1)

There were 8,131 shares during the period that were not made pursuant to our previously announced stock repurchase program but were purchased to cover taxes associated with the vesting of certain restricted and performance stock units held by officers and employees.

(2)

On February 3, 2025, the Company announced that the Board of Directors authorized a share repurchase program (the 2025 Share Repurchase Program) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. As of December 27, 2025, there is no remaining share repurchase availability under the 2025 Share Repurchase Program.

Item 5. Other Information

During the three months ended December 27, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.         Exhibits

Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 & 32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended December 27, 2025, formatted in Inline XBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: February 5, 2026	/s/ Dan Fachner
Dan Fachner
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: February 5, 2026	/s/ Shawn Munsell
Shawn Munsell, Senior Vice
President and Chief Financial
Officer
(Principal Financial Officer)
(Principal Accounting Officer)