Form 10-Q
period 2026-03-28
J&J SNACK FOODS CORP
filed 2026-05-07
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 28, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 0-14616

J&J SNACK FOODS CORP.

(Exact name of registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or	22-1935537
organization)	(I.R.S. Employer Identification No.)

350 Fellowship Road,	08054
Mt. Laurel, New Jersey	(Zip code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2026
Common Stock, no par value	18,753,416 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 28,
	2026	September 27,
	(unaudited)	2025
Assets
Current assets
Cash and cash equivalents	$59,746	$105,893
Accounts receivable, net	178,011	184,069
Inventories	171,561	175,173
Prepaid expenses and other	24,169	13,197
Total current assets	433,487	478,332

Property, plant and equipment, at cost
Land	3,204	3,684
Buildings and improvements	126,998	127,022
Plant machinery and equipment	495,101	488,771
Marketing equipment	320,527	309,371
Transportation equipment	17,058	16,720
Office equipment	51,259	49,996
Construction in progress	16,415	13,899
Total Property, plant and equipment, at cost	1,030,562	1,009,463
Less accumulated depreciation and amortization	646,912	619,310
Property, plant and equipment, net	383,650	390,153

Other assets
Goodwill	185,070	185,070
Trade name intangible assets, net	105,920	105,920
Other intangible assets, net	63,930	66,730
Operating lease right-of-use assets	149,591	151,538
Other	3,488	3,758
Total other assets	507,999	513,016
Total Assets	$1,325,136	$1,381,501

Liabilities and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$29,000	$-
Current finance lease liabilities	615	563
Accounts payable	89,631	82,405
Accrued insurance liability	15,718	16,441
Accrued liabilities	12,326	12,606
Current operating lease liabilities	23,064	21,624
Accrued compensation expense	22,143	26,475
Dividends payable	15,003	15,552
Total current liabilities	207,500	175,666

Long-term debt	-	-
Noncurrent finance lease liabilities	1,117	1,355
Noncurrent operating lease liabilities	138,737	140,021
Deferred income taxes	91,180	91,703
Other long-term liabilities	6,526	6,061

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,753,000 as of March 28, 2026 and 19,440,000 as of September 27, 2025	78,110	139,118
Accumulated other comprehensive loss	(10,607)	(12,647)
Retained Earnings	812,573	840,224
Total stockholders' equity	880,076	966,695
Total Liabilities and Stockholders' Equity	$1,325,136	$1,381,501

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

Net sales	$344,819	$356,099	$688,597	$718,697
Cost of goods sold	245,527	260,396	493,293	529,093
Gross profit	99,292	95,703	195,304	189,604

Operating expenses
Marketing	30,083	28,507	61,582	57,176
Distribution	41,737	41,833	79,793	81,443
Administrative	21,184	19,754	41,561	38,657
Gain on insurance proceeds received for damage to property, plant, and equipment	-	-	(800)	-
Plant closure expense	4,756	-	10,869	-
Other general expense	(271)	(414)	(141)	66
Total operating expenses	97,489	89,680	192,864	177,342

Operating income	1,803	6,023	2,440	12,262

Other income (expense)
Investment income	832	689	1,544	1,726
Interest expense	(302)	(85)	(441)	(297)

Earnings before income taxes	2,333	6,627	3,543	13,691

Income tax expense	656	1,803	983	3,724

NET EARNINGS	$1,677	$4,824	$2,560	$9,967

Earnings per diluted share	$0.09	$0.25	$0.13	$0.51

Weighted average number of diluted shares	18,930	19,563	19,136	19,568

Earnings per basic share	$0.09	$0.25	$0.13	$0.51

Weighted average number of basic shares	18,910	19,488	19,113	19,480

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

Net earnings	$1,677	$4,824	$2,560	$9,967

Foreign currency translation adjustments	346	432	2,040	(2,145)
Total other comprehensive income, net of tax	346	432	2,040	(2,145)

Comprehensive income	$2,023	$5,256	$4,600	$7,822

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (in thousands)

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 27, 2025	19,440	$139,118	$(12,647)	$840,224	$966,695

Common stock issued upon vesting of service share units, net of shares withheld for taxes	14	(685)	-	-	(685)
Repurchase of common stock	(458)	(42,000)	-	-	(42,000)
Foreign currency translation adjustment	-	-	1,694	-	1,694
Dividends declared ($0.80 per share)	-	-	-	(15,208)	(15,208)
Share-based compensation	-	1,479	-	-	1,479
Net earnings	-	-	-	883	883
Balance at December 27, 2025	18,996	$97,912	$(10,953)	$825,899	$912,858

Common stock issued upon vesting of service share units, net of shares withheld for taxes	2	(43)	-	-	(43)
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	15	1,160	-	-	1,160
Repurchase of common stock	(260)	(22,571)	-	-	(22,571)
Foreign currency translation adjustment	-	-	346	-	346
Dividends declared ($0.80 per share)	-	-	-	(15,003)	(15,003)
Share-based compensation	-	1,652	-	-	1,652
Net earnings	-	-	-	1,677	1,677
Balance at March 28, 2026	18,753	$78,110	$(10,607)	$812,573	$880,076

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970

Common stock issued upon exercise of stock options, net of shares withheld for taxes	12	1,924	-	-	1,924
Common stock issued upon vesting of service share units, net of shares withheld for taxes	7	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	(2,577)	-	(2,577)
Dividends declared ($0.78 per share)	-	-	-	(15,193)	(15,193)
Share-based compensation	-	1,125	-	-	1,125
Net earnings	-	-	-	5,143	5,143
Balance at December 28, 2024	19,479	$139,013	$(17,876)	$825,703	$946,840

Common stock issued upon exercise of stock options, net of shares withheld for taxes	3	187	-	-	187
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	10	1,327	-	-	1,327
Repurchase of common stock	(39)	(5,000)	-	-	(5,000)
Foreign currency translation adjustment	-	-	432	-	432
Dividends declared ($0.78 per share)	-	-	-	(15,204)	(15,204)
Share-based compensation	-	1,628	-	-	1,628
Net earnings	-	-	-	4,824	4,824
Balance at March 29, 2025	19,453	$137,155	$(17,444)	$815,323	$935,034

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six months ended
	March 28,	March 29,
	2026	2025
Operating activities:
Net earnings	$2,560	$9,967
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	34,799	31,585
Amortization of intangibles and deferred costs	2,800	3,925
Losses (Gains) from disposals of property & equipment	168	(77)
Non-cash plant shutdown expenses	5,046	-
Non-cash impairment charge	850	-
Share-based compensation	3,131	2,753
Deferred income taxes	(480)	56
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	-
Other	270	209
Changes in assets and liabilities, net of effects from purchase of companies
Decrease in accounts receivable	6,378	15,794
Decrease (Increase) in inventories	2,057	(13,167)
Net changes in other operating assets and liabilities	(5,137)	(3,573)
Net cash provided by operating activities	51,642	47,472

Investing activities:
Purchases of property, plant and equipment	(35,184)	(38,530)
Proceeds from disposal of property and equipment	421	622
Proceeds from insurance for fixed assets	800	-
Net cash (used in) investing activities	(33,963)	(37,908)

Financing activities:
Payments to repurchase common stock	(63,981)	(5,000)
Proceeds from issuance of stock	1,160	2,886
Purchase of vested employee service share units and performance share units	(728)	-
Borrowings under credit facility	75,000	15,000
Repayment of borrowings under credit facility	(46,000)	(15,000)
Payments on finance lease obligations	(249)	(121)
Payment of cash dividend	(30,760)	(30,371)
Net cash (used in) financing activities	(65,558)	(32,606)

Effect of exchange rates on cash and cash equivalents	1,732	(1,838)

Net (decrease) in cash and cash equivalents	(46,147)	(24,880)
Cash and cash equivalents at beginning of period	105,893	73,394
Cash and cash equivalents at end of period	$59,746	$48,514

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

The results of operations for the three and six months ended March 28, 2026 and March 29, 2025 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2025.

Note 2	Revenue Recognition

We recognize revenue in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue-related taxes collected on behalf of customers and remitted to taxing authorities, principally sales and use taxes, are not included in net sales.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $23.0 million at March 28, 2026 and $22.3 million at September 27, 2025.

Warranties & Returns

We provide all customers with a standard or assurance type warranty. Either stated or implied, we provide assurance that the related products will comply with all agreed-upon specifications and other warranties provided under the law. No services beyond an assurance warranty are provided to our customers.

We do not grant a general right of return. However, customers may return defective or non-conforming products. Customer remedies may include either a cash refund or an exchange of the product. We do not estimate a right-of-return and related refund liability as returns of our products are rare.

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have contract liability on our balance sheet as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Beginning balance	$3,646	$4,427	$3,889	$4,798
Additions to contract liability	1,713	1,924	3,260	3,407
Amounts recognized as revenue	(1,752)	(1,947)	(3,542)	(3,801)
Ending balance	$3,607	$4,404	$3,607	$4,404

Disaggregation of Revenue

The Company disaggregates revenue by geography and by type of good or service, which management believes best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Product revenues with the food service and retail segments are derived from the sale of snack food products that share similar characteristics, including consistent pricing models, distribution channels, customer typers, and point-in-time revenue recognition upon transfer of control. As a result, management has aggregated product lines within these segments. Product revenues within the frozen beverage segment are derived from the sale of frozen beverage syrup, cups, straws and lids. See Note 10 for disaggregation of our net sales by geography and type of good or service.

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $2.9 million and $3.3 million at March 28, 2026 and September 27, 2025, respectively.

Note 3	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, and technology are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $17.6 million and $15.8 million for the three months ended March 28, 2026 and March 29, 2025, respectively and $34.8 million and $31.6 million for the six months ended March 28, 2026 and March 29, 2025, respectively.

Note 4	Earnings per Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options, service share units (“RSU’s”), and performance share units (“PSU’s”)) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three months ended March 28, 2026
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$1,677	18,910	$0.09

Effect of dilutive securities
RSU's, PSU’s and options	-	20	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$1,677	18,930	$0.09

217,912 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 28, 2026.

	Six months ended March 28, 2026
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$2,560	19,113	$0.13

Effect of dilutive securities
RSU's, PSU’s and options	-	23	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$2,560	19,136	$0.13

249,222 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 28, 2026.

	Three months ended March 29, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$4,824	19,488	$0.25

Effect of dilutive securities
RSU's, PSU’s and options	-	75	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$4,824	19,563	$0.25

126,436 anti-dilutive shares have been excluded in the computation of EPS for the three months ended March 29, 2025.

	Six months ended March 29, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$9,967	19,480	$0.51

Effect of dilutive securities
RSU's, PSU’s and options	-	88	-

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$9,967	19,568	$0.51

108,068 anti-dilutive shares have been excluded in the computation of EPS for the six months ended March 29, 2025.

Note 5	Share-Based Compensation

As of March 28, 2026, the Company has two stock-based employee compensation plans. Pre-tax share-based compensation expense was recognized as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Stock options	$-	$152	$-	$302
Stock purchase plan	207	139	307	227
Stock issued to outside directors	10	35	41	78
Service share units issued to employees	889	1,000	1,829	1,595
Performance share units issued to employees	546	302	954	551
Total share-based compensation	$1,652	$1,628	$3,131	$2,753

Tax benefits	$390	$374	$763	$700

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

The Company did not grant any stock options during the six months ended March 28, 2026, or during the six months ended March 29, 2025.

During the six months ended March 28, 2026, the Company issued 28,152 RSU’s. During the six months ended March 29, 2025, the Company issued 13,557 RSU’s. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. No such RSU’s were issued in the three months ended March 28, 2026, or in the three months March 29, 2025.

During the six months ended March 28, 2026, the Company also issued 28,144 PSU’s. During the six months ended March 29, 2025, the Company issued 13,548 PSU’s. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSU’s was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change. No such PSU’s were issued in the three months ended March 28, 2026, or in the three months ended March 29, 2025.

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

The total amount of gross unrecognized tax benefits is $0.3 million on both March 28, 2026 and September 27, 2025, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of March 28, 2026 and September 27, 2025, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico, Canada and Netherlands, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate for the three months and six months ended March 28, 2026 was 28.1%, and 27.7%, respectively, both of which are higher than the company’s 21.0% statutory tax rate primarily due to state income taxes, and the tax effect in foreign jurisdictions. Our effective tax rate was 27.2% in both the three and six months ended March 29, 2025, which was higher than the company’s 21.0% statutory tax rate primarily due to state income taxes, and the tax effect in foreign jurisdictions.

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

In September 2025, the FASB issued ASU No. 2025-06 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” This authoritative guidance modernizes the accounting for internal use software costs including the elimination of the stage-based capitalization model and updated disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Amendments can be applied using a prospective transition approach, a modified transition approach, or a retrospective transition approach. We are currently assessing the impact of the guidance on our consolidated financial statements and disclosures.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 28, 2026, the Company is in compliance with all financial covenants and terms of the Credit Agreement.

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

As of March 28, 2026, $29.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.75%. Given that the Amended Credit Agreement is set to expire in December 2026, these borrowings have been classified as Current Portion of Long-Term Debt on the Company’s Balance Sheet. As of March 28, 2026, the amount available under the Amended Credit Agreement was $181.2 million, after giving effect to the outstanding letters of credit.

As of September 27, 2025, there was no outstanding balance under the Amended Credit Agreement. As of September 27, 2025, the amount available under the Amended Credit Agreement was $210.2 million, after giving effect to the outstanding letters of credit.

Note 9	Inventory

Inventories consist of the following:

	March 28,	September 27,
	2026	2025
	(unaudited)
	(in thousands)

Finished goods	$86,699	$89,512
Raw materials	32,448	32,259
Packaging materials	12,493	11,122
Equipment parts and other	39,921	42,280
Total inventories	$171,561	$175,173

Note 10	Segment Information

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

The Chief Operating Decision Maker reviews monthly detailed operating income statements and sales reports in order to assess performance and allocate resources to each individual segment. Sales and operating income are key variables monitored by the Chief Operating Decision Maker when determining each segment and the Company’s financial condition and operating performance.

Significant expenses are expenses which are regularly provided to the Chief Operating Decision Maker and are included in segment operating income. These consist of cost of sales, marketing and selling expenses, distribution expenses, administrative expenses, intangible asset impairment charges, and other general expenses. Cost of sales includes raw materials, direct labor and plant overhead costs. Distribution expenses include costs associated with the transportation of our products to customers. Marketing and selling expenses include costs to execute sales to customers, and costs related to the selling, marketing, advertising and promotional activities. Administrative expenses include costs that are not directly tied to the manufacturing, distribution, or marketing and selling of our products.

Costs that are directly attributable to our Food Service, Retail Supermarkets, or Frozen Beverages segments are charged directly to the appropriate segment. Costs that are deemed to be indirect, excluding unallocated general corporate expenses and other unusual significant transactions such as gain on insurance proceeds received for damage to property, plant and equipment, and plant closure expenses, are allocated to the three reportable segment using a reasonable methodology that is consistently applied.

To align with how our Chief Operating Decision Maker currently reviews the monthly detailed operating income statements, we have reclassified certain corporate expenses that are not allocated to our three reportable segments. This change in presentation resulted in an increase to our Food Service segment operating income of $6.2 million and $13.4 million, to our Retail segment operating income of $0.7 million and $1.5 million, and to our Frozen Beverage segment of $0.5 million and $1.0 million, in the three and six months ended March 29, 2025, respectively, with the corresponding impacts of the presentation change seen within General corporate expenses in the table below.

In addition, the Chief Operating Decision Maker reviews and evaluates capital spending of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Additionally, our Chief Operating Decision Maker considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.

Information regarding the operations in these three reportable segments is as follows:

	Three months ended March 28, 2026				Six months ended March 28, 2026
	(in thousands)				(in thousands)
	Food	Retail	Frozen		Food	Retail	Frozen
	Service	Supermarket	Beverages	Total	Service	Supermarket	Beverages	Total
Net sales to external customers	$214,665	$51,620	$78,534	$344,819	$433,821	$97,502	$157,274	$688,597

Less:
Cost of goods sold	149,550	40,559	55,418	245,527	306,687	75,538	111,068	493,293
Segment gross profit	65,115	11,061	23,116	99,292	127,134	21,964	46,206	195,304

Marketing and selling	16,880	4,121	9,082	30,083	35,104	8,034	18,444	61,582
Distribution	29,275	6,315	6,147	41,737	55,805	11,577	12,411	79,793
Administrative	8,204	1,010	3,423	12,637	15,347	1,578	6,731	23,656
Other general expense	(99)	-	(172)	(271)	(76)	-	(65)	(141)
Segment operating income	10,855	(385)	4,636	15,106	20,954	775	8,685	30,414

General corporate expenses				8,547				17,905
Gain on insurance proceeds received for damage to property, plant, and equipment				-				(800)
Plant closure expense				4,756				10,869
Operating income				$1,803				$2,440

	Three months ended March 29, 2025				Six months ended March 29, 2025
	(in thousands)				(in thousands)
	Food	Retail	Frozen		Food	Retail	Frozen
	Service	Supermarket	Beverages	Total	Service	Supermarket	Beverages	Total
Net sales to external customers	$226,053	$53,848	$76,198	$356,099	$464,936	$98,565	$155,196	$718,697

Less:
Cost of goods sold	166,531	38,783	55,082	260,396	344,938	73,029	111,126	529,093
Segment gross profit	59,522	15,065	21,116	95,703	119,998	25,536	44,070	189,604

Marketing and selling	15,424	4,253	8,830	28,507	31,386	8,025	17,765	57,176
Distribution	29,243	6,584	6,006	41,833	57,533	11,541	12,369	81,443
Administrative	7,686	716	3,876	12,278	14,892	1,267	6,565	22,724
Other general expense	(296)	-	(118)	(414)	(92)	-	158	66
Segment operating income	7,465	3,512	2,522	13,499	16,279	4,703	7,213	28,195

General corporate expenses				7,476				15,933
Gain on insurance proceeds received for damage to property, plant, and equipment				-				-
Plant closure expense				-				-
Operating income				$6,023				$12,262

Net sales to external customers by type of good or service were:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales to external customers:
Product sales
Food Service	$214,665	$226,053	$433,821	$464,936
Retail Supermarkets	51,620	53,848	97,502	98,565
Frozen Beverages	46,717	41,503	91,606	86,157
Total Product sales	$313,002	$321,404	$622,929	$649,658

Repair and maintenance service
Frozen Beverages repair and maintenance service	$21,012	$24,215	$43,501	$47,854
Total Repair and maintenance service	$21,012	$24,215	$43,501	$47,854

Machines revenue
Frozen Beverages machines revenue	$9,962	$9,616	$20,678	$19,663
Total Machine revenue	$9,962	$9,616	$20,678	$19,663

Other
Frozen Beverages other	$843	$864	$1,489	$1,522
Total Other	$843	$864	$1,489	$1,522

Consolidated sales	$344,819	$356,099	$688,597	$718,697

Total depreciation and amortization expense, capital expenditures, and total assets by segment, reflecting our current segment structure for all periods presented, were:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Depreciation and amortization:
Food Service	$12,324	$11,552	$24,578	$23,112
Retail Supermarket	293	283	583	566
Frozen Beverages	5,787	5,544	11,438	11,057
Corporate	511	387	1,000	775
Total depreciation and amortization	$18,915	$17,766	$37,599	$35,510

Capital expenditures:
Food Service	$9,441	$13,842	$21,975	$26,387
Retail Supermarket	-	120	-	145
Frozen Beverages	5,598	5,448	12,067	11,881
Corporate	1,142	55	1,142	117
Total capital expenditures	$16,181	$19,465	$35,184	$38,530

	March 28,	September 27,	March 28,	September 27,
	2026	2025	2026	2025
Assets:
Food Service	$912,936	$961,092	$912,936	$961,092
Retail Supermarket	30,544	30,327	30,544	30,327
Frozen Beverages	351,659	364,473	351,659	364,473
Corporate	29,997	25,609	29,997	25,609
Total assets	$1,325,136	$1,381,501	$1,325,136	$1,381,501

Geographic data for net sales (recognized in the countries where products were sold from) and total assets were:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales to external customers:
United States	$329,611	$343,906	$657,232	$692,005
Other	15,208	12,193	31,365	26,692
Total net sales to external customers	$344,819	$356,099	$688,597	$718,697

	March 28,	September 27,	March 28,	September 27,
	2026	2025	2026	2025
Assets:
United States	$1,256,938	$1,302,387	$1,256,938	$1,302,387
Other	68,198	79,114	68,198	79,114
Total assets	$1,325,136	$1,381,501	$1,325,136	$1,381,501

Note 11	Goodwill and Intangible Assets

Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of March 28, 2026 and September 27, 2025 are as follows:

	March 28, 2026		September 27, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$85,424	$-

Amortized intangible assets
Trade names	-	-	2,515	2,515
Franchise agreements	8,500	3,188	8,500	2,763
Customer relationships	23,550	15,926	23,550	14,749
Technology	23,110	8,638	23,110	7,493
License and rights	-	-	1,690	1,734

TOTAL FOOD SERVICE	$140,584	$27,752	$144,789	$29,254

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,181	$-	$11,181	$-

TOTAL RETAIL SUPERMARKETS	$11,181	$-	$11,181	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	1,030	1,439	968
Licenses and rights	1,400	1,387	1,400	1,352

TOTAL FROZEN BEVERAGES	$48,254	$2,417	$48,254	$2,320

CONSOLIDATED	$200,019	$30,169	$204,224	$31,574

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 10 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended March 28, 2026 and March 29, 2025 was $1.4 million and $2.0 million, respectively. Aggregate amortization expense of intangible assets for the six months ended March 28, 2026 and March 29, 2025 was $2.8 million and $3.9 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $2.8 million in 2026 (excluding the six months ended March 28, 2026), $4.7 million in 2027, $4.3 million in 2028 and 2029, and $4.2 million in 2030.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	March 28,	September 27,
	2026	2025
	(in thousands)
Food Service	$124,426	$124,426
Retail Supermarket	4,146	4,146
Frozen Beverages	56,498	56,498
Total goodwill	$185,070	$185,070

Note 12	Commitments and Contingencies

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $14.0 million and $14.4 million at March 28, 2026 and September 27, 2025, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both March 28, 2026 and September 27, 2025, we had outstanding letters of credit totaling $14.8 million.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claim payments and a calculated lag time period. Our recorded liability at March 28, 2026 and September 27, 2025 was $1.9 million and $2.2 million, respectively.

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

In the three months ended December 27, 2025, we recorded $0.3 million of fire related costs, and we received $1.5 million of insurance proceeds for inventory, fixed asset replacement costs, and business interruption losses. Additionally, in the three months ended December 27, 2025, we recognized a gain of $0.8 million for insurance proceeds received for damage to property, plant, and equipment in the Consolidated Statement of Earnings, and we recognized a gain of $2.0 million for the proceeds received, and expected to be received, in excess of operational losses recognized, in cost of goods sold, in the Consolidated Statement of Earnings. As of December 27, 2025, $1.6 million of these insurance proceeds were recorded in prepaid expenses and other, in the Consolidated Balance Sheet. The $1.6 million insurance proceeds were subsequently received in January 2026. During the three months ended March 28, 2026, no additional insurance proceeds were received.

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

Cumulative fire related costs recorded through March 28, 2026 were $17.5 million, for all of which recovery has been received. Cumulative insurance proceeds received as of March 28, 2026 were $34.7 million for inventory, fixed asset replacement costs, and business interruption losses.

See below for a roll forward of the insurance receivable, net of advanced proceeds received for other fire related costs for which recovery was deemed probable in the Consolidated Balance Sheet for the three and six months ended March 28, 2026 and March 29, 2025.

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Insurance receivable, net of advance proceeds received for other fire related costs
Beginning balance	$1,600	$9,651	$-	$1,790
Fire related costs	-	1,755	296	10,092
Insurance proceeds for inventory, fixed asset losses, and other fire related costs	(1,600)	(1,500)	(3,100)	(2,500)
Gain on insurance proceeds received for damage to property, plant, and equipment	-	-	800	-
Gain on insurance proceeds received, or expected to be received, in excess of operating losses recognized	-	272	2,004	796
Ending balance	$-	$10,178	$-	$10,178

Note 13	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Foreign currency translation adjustments
Beginning balance	$(10,953)	$(17,876)	$(12,647)	$(15,299)
Foreign currency translation adjustment gain (loss)	346	432	2,040	(2,145)
Ending balance	$(10,607)	$(17,444)	$(10,607)	$(17,444)

Accumulated other comprehensive loss	$(10,607)	$(17,444)	$(10,607)	$(17,444)

Note 14	Leases

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

As of March 28, 2026, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.1%, respectively. As of September 27, 2025, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.1%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Operating lease cost in Cost of goods sold and Operating Expenses	$8,175	$7,758	$16,244	$15,385
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$135	$10	$267	$169
Interest on lease liabilities in Interest expense & other	25	8	38	15
Total finance lease cost	$160	$18	$305	$184
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-	-	-
Total net lease cost	$8,335	$7,776	$16,549	$15,569

Supplemental balance sheet information related to leases is as follows:

	March 28,	September 27,
	2026	2025
Operating Leases
Operating lease right-of-use assets	$149,591	$151,538

Current operating lease liabilities	$23,064	$21,624
Noncurrent operating lease liabilities	138,737	140,021
Total operating lease liabilities	$161,801	$161,645

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$1,762	$2,493

Current finance lease liabilities	$615	$563
Noncurrent finance lease liabilities	1,117	1,355
Total finance lease liabilities	$1,732	$1,918

Supplemental cash flow information related to leases is as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,737	$7,345	$15,500	$14,727
Operating cash flows from finance leases	$25	$8	$38	$15
Financing cash flows from finance leases	$132	$79	$249	$121

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$7,036	$9,035	$11,778	$18,651
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of March 28, 2026, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Six months ending September 26, 2026	$18,991	$324
2027	29,428	603
2028	26,116	384
2029	20,787	255
2030	15,522	239
Thereafter	110,691	65
Total minimum payments	221,535	1,870
Less amount representing interest	(59,734)	(138)
Present value of lease obligations	$161,801	$1,732

As of March 28, 2026 the weighted-average remaining term of our operating and finance leases was 11.0 years and 3.6 years, respectively.

As of September 27, 2025 the weighted-average remaining term of our operating and finance leases was 11.4 years and 4.1 years, respectively.

During the three- and six-months ending March 28, 2026, the Company recorded a non-cash impairment charge of $0.9 million related to the right-of-use asset of a corporate office lease. The charge is recorded within Administrative Operating Expenses on the Consolidated Statements of Earnings.

Note 15	Related Parties

NFI Industries, Inc.

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc.

The payments to NFI were as follows:

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
	(in millions)		(in millions)

Transportation management services payments (1)	$0.2	$0.2	$0.4	$0.4
Labor management services payments (2)	4.0	4.0	7.6	7.8
Lease payments (3)	0.5	0.4	1.0	0.9
Pass through payments to third parties (4)	7.6	10.9	22.4	25.2
Total amount distributed to NFI	$12.3	$15.5	$31.4	$34.3

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

(3)

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. This amount represents the lease payments associated with the lease arrangement. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of March 28, 2026, $26.0 million was recorded as an operating right-of-use asset, $0.7 million was recorded as a current operating lease liability, and $27.1 million was recorded as a non-current operating lease liability. As of September 27, 2025, $26.5 million was recorded as an operating right-of-use asset, $0.7 million was recorded as a current operating lease liability, and $27.4 million was recorded as a non-current operating lease liability.

(4)	This amount represents passed through payments to third-party distribution and shipping vendors that are managed on the Company's behalf by NFI.

As of March 28, 2026, and September 27, 2025, related party trade payables of approximately $3.8 million and $0.6 million, respectively, were recorded as accounts payable.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

Ken Roshkoff

The Company pays board advisory consulting fees to the husband of our director, Marjorie Roshkoff. In both the three and six months ended March 28, 2026 and March 29, 2025, the Company paid $13,000 and $26,000 for these board advisory consulting fees, respectively.

Note 16	Reclassifications

Certain prior year financial statements amounts have been reclassified to be consistent with the presentation for the current year.

Note 17	Share repurchase programs

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

During the three months ended March 29, 2025, the Company repurchased 39,061 shares of common stock of the Company at an average price of $128.00 per share on the open market, pursuant to the 2025 Share Repurchase Program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

During the three months ended December 27, 2025, the Company repurchased 458,467 shares of common stock of the Company at an average price of $91.61 per share on the open market, pursuant to the 2025 Share Repurchase Program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. As of December 27, 2025, the Company had fully exhausted its share repurchase ability under the 2025 Share Repurchase Program.

On February 3, 2026, the Company announced that the Board of Directors authorized a new share repurchase program (the “2026 Share Repurchase Program”) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. Under the 2026 Share Repurchase Program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements, and other considerations. The Company’s repurchases may be executed using open market purchases, unsolicited or solicited privately negotiated transactions, or other transactions, and may be affected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The 2026 Share Repurchase Program is effective for approximately two years, however, the 2026 Share Repurchase Program does not obligate the Company to repurchase any specific number of shares and may be suspended, modified or terminated at any time without prior notice.

During the three months ended March 28, 2026, the Company repurchased 259,889 shares of common stock of the Company at an average price of $84.56 per share on the open market, pursuant to the 2026 Share Repurchase Program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. As a result of the Company’s recent stock repurchases, as of March 28, 2026, there remains $28.0 million of share repurchase availability under the 2026 Share Repurchase Program.

	Three months ended		Six months ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025

Shares repurchased (in thousands)	260	39	718	39
Average price per share	$84.56	$128.00	$89.05	$128.00
Total investment (in thousands) including fees and excise tax	$22,571	$5,000	$64,571	$5,000

Note 18	Manufacturing and Distribution Facility Closures and Disposals

During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In October 2025, during the first quarter of fiscal 2026, we subsequently announced the closure of a third manufacturing facility, our plant in Colton, California. In March 2026, during the second quarter of fiscal 2026, we made the decision to close a fourth facility, our manufacturing/distribution facility in New York, New York, which is expected to close in our third fiscal quarter. Production from these facilities will either be consolidated into various other facilities across our network, or it will be discontinued. This consolidation was enabled by investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers.

As a result of the plant closures, we recorded charges of $4.8 million and $10.9 million in three and six months ended March 28, 2026, respectively. These costs are reported in the plant closure expenses item within the Operating expenses sections of the Consolidated Statements of Income. Included in the results in the three months ended March 28, 2026 are $1.6 million of charges that have resulted or will result in cash outflows, and $3.2 million of non-cash charges. Included in the results in the six months ended March 28, 2026 are $5.9 million of charges that have resulted or will result in cash outflows, and $5.0 million of non-cash charges. No plant closure expenses were recorded in the three or six months ended March 29, 2025.

The manufacturing facility in Holly Ridge, NC produced handheld products for our Food Service and Retail Supermarket segments and ceased production on July 31, 2025. During the three months ended March 28, 2026, in connection with our plan to actively market and sell the building and land at Holly Ridge, NC, we reclassified $6.3 million of property, plant, and equipment, net, to assets held for sale as of March 28, 2026. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded a pre-tax, non-cash impairment charge of $2.0 million during the three months ended March 28, 2026. The remaining $4.3 million of assets held for sale are reported in the Prepaid expenses and other item, within current assets, on our Consolidated Balance Sheet. We expect to be able to sell the building and land for fair value less the estimated costs to sell, within the next twelve months.

The closure costs for the facility totaled $3.0 million in the three months ended March 28, 2026, including $2.0 million of impairment charges on assets held-for-sale noted above, and $1.0 million of other exit and disposal costs. The closure costs for the facility totaled $3.4 million in the six months ended March 28, 2026, including the $2.0 million impairment charge on assets held-for-sale noted above, and $1.4 million of other exit and disposal costs. These costs are reported in the plant closure expenses item of the Consolidated Statements of Earnings.

The manufacturing facility in Atlanta, GA produced bakery and biscuit products for our Food Service and Retail Supermarket segments and ceased production on September 27, 2025. The closure costs for the facility totaled $0.6 million in the three months ended March 28, 2026, including $0.3 million of inventory write-offs, and $0.3 million of other exit and disposal costs. The closure costs for the facility totaled $4.2 million in the six months ended March 28 2026, including $2.0 million of other exit and disposal costs, $1.7 million of inventory write-offs, and $0.5 million of severance and benefits costs. These costs are reported in the plant closure expenses item of the Consolidated Statements of Earnings.

The manufacturing facility in Colton, CA produced churro products for our Food Service and Retail Supermarket segments and ceased production in the first quarter of fiscal 2026. The closure costs for the facility totaled $0.1 million in three months ended March 28, 2026, including $0.1 million of other exit and disposal costs. The closure costs for the facility totaled $2.2 million in the six months ended March 28, 2026, including $1.4 million of severance and benefits costs, $0.4 million of long-lived asset impairment charges, and $0.4 million of other exit and disposal costs. These costs are reported in the plant closure expenses item of the Consolidated Statements of Earnings.

The manufacturing and distribution facility in New York, NY produced and distributed soft pretzel products for our Food Service segment and is expected to cease production during the third quarter of our fiscal 2026. The closure costs for the facility totaled $1.1 million in the three and six months ended March 28, 2026, including $0.9 million of right-of-use (“ROU”) asset and long-lived asset impairment charges and $0.2 million of severance and benefits costs. These costs are reported in the plant closure expenses item of the Consolidated Statements of Earnings.

The following table reflects our liability related to manufacturing and distribution facility closures as of March 28, 2026 (in thousands):

	September 27,	Plant closure	Plant closure	March 28,
	2025	charges	payments	2026
Severance and benefits costs	$2,534	$2,054	$(4,392)	$196
Other exit and disposal costs	118	3,777	(3,895)	-
Total	$2,652	$5,831	$(8,287)	$196

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

Business Trends and Strategy

Our products are generally sold for discretionary consumption. Our results are impacted by macroeconomic and demographic trends and changes in consumer behavior. The U.S. economy has experienced economic volatility and uncertainty in recent years, which has had, and we expect might continue to have, an impact on consumer behavior. Consumer spending may continue to be impacted by levels of discretionary income and the impact of that on the consumer’s decisions making around their purchases. In addition, inflation continues to impact our business and fluctuating raw material input costs may continue to impact the cost of our products.

While overall packaging and raw material inflation appears to be moderating for fiscal 2026, uncertainty within the supply chain surrounding impacts from the US government’s tariffs on imports, as well as rising fuel costs, could continue to be potential headwinds for the Company in fiscal 2026. Tariffs may increase the cost of certain raw materials and packaging that we use in our business, and our financial performance may be adversely impacted if we are unable to pass on the cost increases in the form of price increases to our customers. Additionally, the ultimate impact of tariffs may be difficult to predict as tariff rates and duration remain uncertain, which can make our planning process more challenging.

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

The above referenced Project Apollo is expected to generate at least $20 million of run-rate operating income for the initiatives that are expected to be implemented by the end of fiscal 2026. The initial focus of the project is the consolidation and optimization of our manufacturing network. During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In the first quarter of fiscal 2026, we announced the closure of a third manufacturing facility, our plant in Colton, California. During the second quarter of fiscal 2026, we made the decision to close a fourth facility, our manufacturing/distribution facility in New York, New York, which is expected to close in our third fiscal quarter.

Production from these facilities will either be consolidated into various other facilities across our network, or it will be discontinued. This consolidation was enabled by investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers. In connection with the closing of our four facilities, we recorded plant closure costs of approximately $24 million in the fourth quarter of fiscal 2025, and another $4.8 million and $10.9 million in the three and six months ended March 28, 2026, respectively. These costs primarily related to non-cash write-downs and write-offs related to inventory and property, plant and equipment, as well as severance and benefit costs and other exit and disposal activities.

In addition to plant consolidation, as part of the first phase of Project Apollo, we are expecting to optimally reposition production within our network, which we are expecting to generate additional freight savings in fiscal 2026 and beyond, and to streamline our corporate functions, which is expected to generate general and administrative expense savings in fiscal 2026 and beyond.

RESULTS OF OPERATIONS – Three and six months ended March 28, 2026

The following discussion provides a review of results for the three and six months ended March 28, 2026 as compared with the three and six months ended March 29, 2025.

Summary of Results	Three months ended			Six months ended
	March 28,	March 29,		March 28,	March 29,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Net sales	$344,819	$356,099	(3.2)%	$688,597	$718,697	(4.2)%

Cost of goods sold	245,527	260,396	(5.7)%	493,293	529,093	(6.8)%
Gross profit	99,292	95,703	3.8%	195,304	189,604	3.0%

Operating expenses
Marketing and Selling	30,083	28,507	5.5%	61,582	57,176	7.7%
Distribution	41,737	41,833	(0.2)%	79,793	81,443	(2.0)%
Administrative	21,184	19,754	7.2%	41,561	38,657	7.5%
Gain on insurance proceeds received for damage to property, plant, and equipment	-	-		(800)	-
Plant closure expense	4,756	-		10,869	-
Other general expense (income)	(271)	(414)	(34.5)%	(141)	66	(313.6)%
Total operating expenses	97,489	89,680	8.7%	192,864	177,342	8.8%

Operating income	1,803	6,023	(70.1)%	2,440	12,262	(80.1)%

Other income (expense)
Investment income	832	689	20.8%	1,544	1,726	(10.5)%
Interest expense	(302)	(85)	255.3%	(441)	(297)	48.5%

Earnings before income taxes	2,333	6,627	(64.8)%	3,543	13,691	(74.1)%

Income tax expense	656	1,803	(63.6)%	983	3,724	(73.6)%

NET EARNINGS	$1,677	$4,824	(65.2)%	$2,560	$9,967	(74.3)%

Comparisons as a Percentage of Net Sales	Three months ended			Six months ended
	March 28,	March 29,		March 28,	March 29,
	2026	2025	Basis Pt Chg	2026	2025	Basis Pt Chg
Gross profit	28.8%	26.9%	190	28.4%	26.4%	200
Marketing	8.7%	8.0%	70	8.9%	8.0%	90
Distribution	12.1%	11.7%	40	11.6%	11.3%	30
Administrative	6.1%	5.5%	60	6.0%	5.4%	60
Operating income	0.5%	1.7%	(120)	0.4%	1.7%	(130)
Earnings before income taxes	0.7%	1.9%	(120)	0.5%	1.9%	(140)
Net earnings	0.5%	1.4%	(90)	0.4%	1.4%	(100)

Net Sales

Net sales decreased by $11.3 million, or 3.2%, to $344.8 million for the three months ended March 28, 2026. Net sales decreased by $30.1 million, or 4.2%, to $688.6 million for the six months ended March 28, 2026. The sales decrease was primarily driven by declines in our Food Service segment, most notably within our bakery portfolio, and the majority of which related to the anticipated sales reductions in our bakery business.

Gross Profit

Gross Profit increased by $3.6 million, or 3.8%, to $99.3 million for the three months ended March 28, 2026. As a percentage of sales, gross profit increased from 26.9% to 28.8%. The increase in gross profit as a percentage of sales was largely driven by the benefits of our previously announced plant closures as well as the favorable impact from mix improvements. These favorable tailwinds significantly offset the unfavorable impact of lower sales volumes in our Food Service segment, as well as the higher slotting fees and promotional spend within our Retail segment.

Gross Profit increased by $5.7 million, or 3.0%, to $195.3 million for the six months ended March 28, 2026. As a percentage of sales, gross profit increased from 26.4% to 28.4%. The increase in gross profit as a percentage of sales was largely driven by the benefits of our previously announced plant closures as well as the favorable impact from mix improvements. These favorable tailwinds significantly offset the unfavorable impact of lower sales volumes in our Food Service segment, as well as the higher slotting fees and promotional spend within our Retail segment.

Operating Expenses

Operating Expenses increased $7.8 million, or 8.7%, to $97.5 million for the three months ended March 28, 2026. As a percentage of sales, operating expenses increased from 25.2% to 28.3%. Operating expenses included $4.8 million of plant closure expenses, which increased operating expenses as a percentage of sales by approximately 140 bps.

The remaining increase in operating expenses was most notably driven by increases in selling and marketing expenses, and general and administrative expenses. As a percentage of sales, selling and marketing expenses increased from 8.0% to 8.7% and from $28.5 million to $30.1 million in the three months ended March 28, 2026, with the increase primarily attributable to increased commission costs on retail vending sales, increased spend on sponsorships, brand support and other promotional activities, and higher depreciation for customer equipment for growth.

As a percentage of sales, general and administrative expenses increased from 5.5% to 6.1% and from $19.8 million to $21.2 million in the three months ended March 28, 2026. The increase was most significantly driven by non-recurring restructuring and legal expenses.

As a percentage of sales, distribution expenses increased from 11.7% to 12.1%, but declined slightly from $41.8 million to $41.7 million in the three months ended March 28, 2026. An increase in expenses related to higher fuel costs was offset by the benefit of lower sales volumes in the quarter.

Operating Expenses increased $15.5 million, or 8.8%, to $192.9 million for the six months ended March 28, 2026. As a percentage of sales, operating expenses increased from 24.7% to 28.0%. Operating expenses included $10.9 million of plant closure expenses and a partly offsetting $0.8 million gain on insurance proceeds received for damage to property, plant, and equipment in the six months ended March 28, 2026. The net impact of these items increased operating expenses as a percentage of sales by approximately 150 bps.

The remaining increase in operating expenses was most notably driven by increases in selling and marketing expenses, and general and administrative expenses. As a percentage of sales, selling and marketing expenses increased from 8.0% to 8.9% and from $57.2 million to $61.6 million in the six months ended March 28, 2026, with the increase primarily attributable to increased commission costs on retail vending sales, increased spend on sponsorships, brand support and other promotional activities, and higher depreciation for customer equipment for growth.

As a percentage of sales, general and administrative expenses increased from 5.4% to 6.0% and from $38.7 million to $41.6 million in the six months ended March 28, 2026. The increase was most significantly driven by non-recurring restructuring and legal expenses.

As a percentage of sales, distribution expenses increased from 11.3% to 11.6%, but declined slightly from $81.4 million to $79.8 million in the six months ended March 28, 2026, with the decrease mostly attributable to the lower sales volumes during the period.

Other Income and Expense

Investment income increased slightly from $0.7 million to $0.8 million for the three months ended March 28, 2026, but decreased slightly from $1.7 million to $1.5 million for the six months ended March 28, 2026.

Interest expense increased by $0.2 million to $0.3 million and by $0.1 million to $0.4 million for the three months and six months ended March 28, 2026, respectively, due to the increase in the Company’s average outstanding borrowings on the Amended Credit Agreement for the three and six- month periods ended March 28, 2026, as compared to the prior year periods.

Income Tax Expense

Our effective tax rate remained materially consistent, increasing slightly from 27.2% to 28.1% and from 27.2% to 27.7% for the three and six months ended March 28, 2026, respectively.

Net Earnings

Net earnings decreased by $3.1 million, or 65.2%, for the three months ended March 28, 2026, due to the aforementioned items.

Net earnings decreased by $7.4 million, or 74.3%, for the six months ended March 28, 2026, due to the aforementioned items.

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

	Three months ended			Six months ended
	March 28,	March 29,		March 28,	March 29,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Net sales
Food Service	$214,665	$226,053	(5.0)%	$433,821	$464,936	(6.7)%
Retail Supermarket	51,620	53,848	(4.1)%	97,502	98,565	(1.1)%
Frozen Beverages	78,534	76,198	3.1%	157,274	155,196	1.3%
Total sales	$344,819	$356,099	(3.2)%	$688,597	$718,697	(4.2)%

	Three months ended			Six months ended
	March 28,	March 29,		March 28,	March 29,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Operating income
Food Service	$10,855	$7,465	45.4%	$20,954	$16,279	28.7%
Retail Supermarket	(385)	3,512	(111.0)%	775	4,703	(83.5)%
Frozen Beverages	4,636	2,522	83.8%	8,685	7,213	20.4%
General corporate expenses	(8,547)	(7,476)	14.3%	(17,905)	(15,933)	12.4%
Gain on insurance proceeds received for damage to property, plant, and equipment	-	-	0.0%	800	-	0.0%
Plant closure expense	(4,756)	-	0.0%	(10,869)	-	0.0%
Total operating income	$1,803	$6,023	(70.1)%	$2,440	$12,262	(80.1)%

Food Service Segment Results

	Three months ended			Six months ended
	March 28,	March 29,		March 28,	March 29,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Food Service sales to external customers	$214,665	$226,053	(5.0)%	$433,821	$464,936	(6.7)%

Food Service operating income	$10,855	$7,465	45.4%	$20,954	$16,279	28.7%

Sales to food service customers decreased $11.4 million, or 5.0%, to $214.7 million for the three months ended March 28, 2026. The largest driver of the decrease was the sales of bakery products, which decreased by 16.1%, with the decrease largely attributable to the anticipated sales reductions in our bakery business, as well as a decline in cookie sales to a large customer that was working through elevated inventory levels. Additionally, sales of handhelds decreased by 15.3%, with the decrease attributable to lower comparative volumes on our core handhelds, as well as contractual pricing true-ups on the lower costing of certain raw material ingredients. Somewhat offsetting these decreases were strong pretzel sales to foodservice customers, which increased 13.4%, with the increase largely attributable to volume increases seen within the category on our key brands, a continuation of the trend seen in the second half of our fiscal 2025, and the first quarter of our fiscal 2026.

Sales of new products in the first twelve months since their introduction were minimal for the three months ended March 28, 2026. Low-single digit net pricing increases were more than offset by the net volume declines, primarily attributable to the anticipated sales reductions in our bakery business.

Operating income in our Food Service segment increased $3.4 million, or 45.4%, to $10.9 million for the three months ended March 28, 2026, which reflected the efficiencies and benefits of the optimization of our manufacturing footprint as well as mix improvements across the portfolio.

Sales to food service customers decreased $31.1 million, or 6.7%, to $433.8 million for the six months ended March 28, 2026. The largest driver of the decrease were the sales of bakery products, which decreased by 16.4%, with the decrease largely attributable to the anticipated sales reductions in our bakery business. Additionally, sales of handhelds decreased by 18.9%, with the decrease attributable to lower comparative volumes on our core handhelds, as well as contractual pricing true-ups on the lower costing of certain raw material ingredients. Somewhat offsetting these decreases were soft pretzel sales to foodservice customers, which increased by 10.1%, with the increase largely attributable to volume increases seen within the category on our key brands, a continuation of the trend seen in the second half of our fiscal 2025.

Sales of new products in the first twelve months since their introduction were minimal for the six months ended March 28, 2026. Low-single digit net pricing increases were more than offset by the net volume declines, primarily attributable to the anticipated sales reductions in our bakery business.

Operating income in our Food Service segment increased $4.7 million, or 28.7% to $21.0 million for the six months ended March 28, 2026, which reflected the efficiencies and benefits of the optimization of our manufacturing footprint seen within gross profit, as well as mix improvements across the portfolio.

Retail Supermarket Segment Results

	Three months ended			Six months ended
	March 28,	March 29,		March 28,	March 29,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Retail Supermarket sales to external customers	$51,620	$53,848	(4.1)%	$97,502	$98,565	(1.1)%

Retail Supermarket operating income	$(385)	$3,512	(111.0)%	$775	$4,703	(83.5)%

Sales of products to retail customers decreased $2.2 million, or 4.1%, to $51.6 million for the three months ended March 28, 2026. The net decrease was primarily attributable to the comparative increased slotting fees and promotional spend, primarily within the frozen novelties category, combined with some slight volume decreases in the frozen novelties categories, offset somewhat by handheld volume increases. Sales of new products in retail supermarkets were minimal in the three months ended March 28, 2026. Sales in the quarter were minimally negatively impacted by net pricing, with a portion of the decrease also attributable to slight net volume decreases across the retail portfolio.

Operating income in our Retail Supermarkets segment decreased $3.9 million in the three months ended March 28, 2026, primarily driven by the impact of the higher comparative slotting fees and promotional spend within the frozen novelties category, along with the impact of product mix on gross profit.

Sales of products to retail customers decreased $1.1 million, or 1.1%, to $97.5 million for the six months ended March 28, 2026, with the net decrease primarily attributable to the increased slotting fees and promotional spend in our second fiscal quarter, offset by continued strong handheld sales volumes throughout the period. Sales of new products in retail supermarkets were approximately $0.5 million in the six months ended March 28, 2026. Sales in the six-month period benefited minimally from the impact of the prior fiscal year’s price increases, with the increase offset by slight net volume decreases across the retail portfolio.

Operating income in our Retail Supermarkets segment decreased $3.9 million, or 83.5%, to $0.8 million in the six months ended March 28, 2026, primarily driven by the impacts noted in the section above related to the three months ended March 28, 2026.

Frozen Beverages Segment Results

	Three months ended			Six months ended
	March 28,	March 29,		March 28,	March 29,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Frozen Beverages sales to external customers
Beverages	$46,717	$41,503	12.6%	$91,606	$86,157	6.3%
Repair and maintenance service	21,012	24,215	(13.2)%	43,501	47,854	(9.1)%
Machines revenue	9,962	9,616	3.6%	20,678	19,663	5.2%
Other	843	864	(2.4)%	1,489	1,522	(2.2)%
Total Frozen Beverages	$78,534	$76,198	3.1%	$157,274	$155,196	1.3%

Frozen Beverages operating income	$4,636	$2,522	83.8%	$8,685	$7,213	20.4%

Frozen beverage and related product sales increased $2.3 million, or 3.1%, in the three months ended March 28, 2026. Beverage sales increased 12.6% to $46.7 million, with the increase driven by a strong performance in our theater channel, combined with pricing increases, a favorable sales mix and some foreign exchange related tailwinds. Gallon sales increased approximately 2% for the three months ended March 28, 2026. Service revenue decreased 13.2% to $21.0 million due to weakness in demand related to customer decisions to insource their maintenance, as well as slower restaurant traffic. Machine revenue (primarily sales of frozen beverage machines) increased 3.6% to $10.0 million driven by strong growth from a convenience customer.

Operating income in our Frozen Beverage segment increased $2.1 million in the quarter to $4.6 million, as strong beverage sales positively impacted leverage across the business.

Frozen beverage and related product sales increased $2.1 million, or 1.3% in the six months ended March 28, 2026. Beverage sales increased 6.3% to $91.6 million with the increase driven by strong performance in our theater channel, combined with pricing increases, a favorable sales mix and some foreign exchange related tailwinds. Gallon sales decreased approximately 2% for the six months ended March 28, 2026. Service revenue decreased 9.1% to $43.5 million due to weakness in demand related to customer decisions to insource their maintenance, as well as slower restaurant traffic. Machine revenue (primarily sales of frozen beverage machines) increased 5.2% to $20.7 million, primarily driven by strong growth from a convenience customer.

Operating income in our Frozen Beverage segment increased $1.5 million in the six months ended March 28, 2026 to $8.7 million, primarily due to the factors noted above in the fiscal second quarter, as strong beverage sales positively impacted leverage across the business.

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

	Six months ended
	March 28,	March 29,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net earnings	$2,560	$9,967
Non-cash items in net income:
Depreciation of fixed assets	34,799	31,585
Amortization of intangibles and deferred costs	2,800	3,925
Losses (Gains) from disposals of property & equipment	168	(77)
Non-cash plant shutdown expenses	5,046	-
Non-cash impairment charge	850	-
Share-based compensation	3,131	2,753
Deferred income taxes	(480)	56
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	-
Other	270	209
Changes in assets and liabilities, net of effects from purchase of companies	3,298	(946)
Net cash provided by operating activities	$51,642	$47,472

●	The increase in depreciation of fixed assets was primarily due to prior year purchases of property, plant, and equipment.

●

The net cash inflow of $3.3 million in cash flows associated with changes in assets and liabilities, net of effects from purchase of companies, in the six months ended March 28, 2026, was primarily driven by decreases in accounts receivable of $6.4 million and inventory of $2.1 million, offset somewhat by a net $5.1 million cash outflow attributable to other operating assets and liabilities. In the prior year, the net cash outflow of $0.9 million was driven by a $13.2 million increase in inventory, and a net $3.5 million cash outflow attributable to other operating assets and liabilities, mostly offset by a $15.8 million decrease in accounts receivable.

	Six months ended
	March 28,	March 29,
	2026	2025
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	$(35,184)	$(38,530)
Proceeds from disposal of property and equipment	421	622
Proceeds from insurance for fixed assets	800	-
Net cash (used in) investing activities	$(33,963)	$(37,908)

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities.

	Six months ended
	March 28,	March 29,
	2026	2025
	(in thousands)
Cash flows from financing activities
Payments to repurchase common stock	$(63,981)	$(5,000)
Proceeds from issuance of stock	1,160	2,886
Purchase of vested employee service share units and performance share units	(728)	-
Borrowings under credit facility	75,000	15,000
Repayment of borrowings under credit facility	(46,000)	(15,000)
Payments on finance lease obligations	(249)	(121)
Payment of cash dividend	(30,760)	(30,371)
Net cash (used in) financing activities	$(65,558)	$(32,606)

●

During the six months ended March 28, 2026, the Company repurchased 718,356 shares of common stock of the Company at an average price of $89.89 per share on the open market, pursuant to the share repurchase program.

●

Proceeds from issuance of stock decreased in the six months ended March 28, 2026 as no stock options were exercised in the period as the Company began to issue service share units and performance units as forms of stock-based compensation in recent years.

●	Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs.

●

The increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2025, somewhat offset by a decrease in outstanding share count due to the share repurchases.

Liquidity

As of March 28, 2026, we had $59.7 million of Cash and Cash Equivalents.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of March 28, 2026, the Company is in compliance with all financial covenants of the Credit Agreement.

As of March 28, 2026, $29.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 6.75%. Given that the Amended Credit Agreement is set to expire in December 2026, these borrowings have been classified as Current Portion of Long-Term Debt on the Company’s Balance Sheet. As of March 28, 2026, the amount available under the Amended Credit Agreement was $181.2 million, after giving effect to the outstanding letters of credit.

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

Item 4.         Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 28, 2026, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 28, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

The following tables sets forth repurchases of our common stock during the second quarter of 2026:

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased (1)	per share	plans or programs (2)	plans or programs (2)
				(in thousands)
December 28, 2025 to January 24, 2026	178	90.52	-	$-
January 25, 2026 to February 21, 2026	125,625	83.40	125,625	39,523
February 22, 2026 to March 28, 2026	134,264	85.65	134,264	28,023
Three months ended March 28, 2026	260,067	84.57	259,889	28,023

(1)

There were 259,889 shares repurchased as part of our publicly announced share repurchase program during the quarter ended March 28, 2026, and there were 178 shares withheld to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

(2)

On February 3, 2026, the Company announced that the Board of Directors authorized a share repurchase program (the 2026 Share Repurchase Program) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. As of March 28, 2026, there remains $28.0 million of share repurchase availability under the 2026 Share Repurchase Program.

Item 5.         Other Information

During the three months ended March 28, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.         Exhibits

Exhibit No.

31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 & 32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL (Inline extensible Business Reporting Language):

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

J & J SNACK FOODS CORP.

Dated: May 7, 2026	/s/ Dan Fachner
Dan Fachner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2026	/s/ Shawn Munsell
Shawn Munsell, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)