Form 10-Q
period 2026-06-27
J&J SNACK FOODS CORP
filed 2026-08-06
CIK 785956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2026
Common Stock, no par value	18,681,608 shares

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 27,
	2026	September 27,
	(unaudited)	2025
Assets
Current assets
Cash and cash equivalents	$63,099	$105,893
Accounts receivable, net	210,539	184,069
Inventories	171,411	175,173
Prepaid expenses and other	17,211	13,197
Total current assets	462,260	478,332

Property, plant and equipment, at cost
Land	3,248	3,684
Buildings and improvements	128,410	127,022
Plant machinery and equipment	497,908	488,771
Marketing equipment	319,582	309,371
Transportation equipment	17,194	16,720
Office equipment	50,256	49,996
Construction in progress	18,350	13,899
Total Property, plant and equipment, at cost	1,034,948	1,009,463
Less accumulated depreciation and amortization	650,776	619,310
Property, plant and equipment, net	384,172	390,153

Other assets
Goodwill	185,070	185,070
Trade name intangible assets, net	105,920	105,920
Other intangible assets, net	62,512	66,730
Operating lease right-of-use assets	152,172	151,538
Other	3,779	3,758
Total other assets	509,453	513,016
Total Assets	$1,355,885	$1,381,501

Liabilities and Stockholders' Equity
Current liabilities
Current finance lease liabilities	$602	$563
Accounts payable	97,611	82,405
Accrued insurance liability	15,608	16,441
Accrued liabilities	18,075	12,606
Current operating lease liabilities	23,742	21,624
Accrued compensation expense	26,758	26,475
Dividends payable	14,926	15,552
Total current liabilities	197,322	175,666

Long-term debt	28,000	-
Noncurrent finance lease liabilities	978	1,355
Noncurrent operating lease liabilities	138,584	140,021
Deferred income taxes	92,156	91,703
Other long-term liabilities	6,768	6,061

Stockholders' Equity
Preferred stock, $1 par value; authorized 10,000,000 shares; none issued	-	-
Common stock, no par value; authorized, 50,000,000 shares; issued and outstanding 18,628,000 as of June 27, 2026 and 19,440,000 as of September 27, 2025	69,142	139,118
Accumulated other comprehensive loss	(10,044)	(12,647)
Retained Earnings	832,979	840,224
Total stockholders' equity	892,077	966,695
Total Liabilities and Stockholders' Equity	$1,355,885	$1,381,501

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

Net sales	$425,957	$454,293	$1,114,554	$1,172,990
Cost of goods sold	274,941	304,248	768,234	833,341
Gross profit	151,016	150,045	346,320	339,649

Operating expenses
Marketing and selling	34,627	33,847	96,209	91,023
Distribution	49,621	44,685	129,414	126,128
Administrative	20,068	20,028	61,629	58,685
Intangible asset impairment charges	-	1,500	-	1,500
Gain on insurance proceeds received for damage to property, plant, and equipment	-	(10,622)	(800)	(10,622)
Plant closure expense (recoveries)	(155)	-	10,714	-
Other general expense	581	10	440	76
Total operating expenses	104,742	89,448	297,606	266,790

Operating income	46,274	60,597	48,714	72,859

Other income (expense)
Investment income	680	622	2,224	2,348
Interest expense	(965)	(441)	(1,406)	(738)

Earnings before income taxes	45,989	60,778	49,532	74,469

Income tax expense	10,657	16,531	11,640	20,255

NET EARNINGS	$35,332	$44,247	$37,892	$54,214

Earnings per diluted share	$1.88	$2.26	$1.99	$2.77

Weighted average number of diluted shares	18,746	19,537	19,001	19,554

Earnings per basic share	$1.89	$2.27	$2.00	$2.78

Weighted average number of basic shares	18,715	19,455	18,977	19,471

The accompanying notes are an integral part of these statements.

J&J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

Net earnings	$35,332	$44,247	$37,892	$54,214

Foreign currency translation adjustments	563	3,774	2,603	1,629
Total other comprehensive income, net of tax	563	3,774	2,603	1,629

Comprehensive income	$35,895	$48,021	$40,495	$55,843

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited) (in thousands)

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 27, 2025	19,440	$139,118	$(12,647)	$840,224	$966,695

Common stock issued upon vesting of service share units, net of shares withheld for taxes	14	(685)	-	-	(685)
Repurchase of common stock	(458)	(42,000)	-	-	(42,000)
Foreign currency translation adjustment	-	-	1,694	-	1,694
Dividends declared ($0.80 per share)	-	-	-	(15,208)	(15,208)
Share-based compensation	-	1,479	-	-	1,479
Net earnings	-	-	-	883	883
Balance at December 27, 2025	18,996	$97,912	$(10,953)	$825,899	$912,858

Common stock issued upon vesting of service share units, net of shares withheld for taxes	2	(43)	-	-	(43)
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	15	1,160	-	-	1,160
Repurchase of common stock	(260)	(22,571)	-	-	(22,571)
Foreign currency translation adjustment	-	-	346	-	346
Dividends declared ($0.80 per share)	-	-	-	(15,003)	(15,003)
Share-based compensation	-	1,652	-	-	1,652
Net earnings	-	-	-	1,677	1,677
Balance at March 28, 2026	18,753	$78,110	$(10,607)	$812,573	$880,076

Common stock issued upon vesting of service share units, net of shares withheld for taxes	11	(362)	-	-	(362)
Repurchase of common stock	(136)	(10,159)	-	-	(10,159)
Foreign currency translation adjustment	-	-	563	-	563
Dividends declared ($0.80 per share)	-	-	-	(14,926)	(14,926)
Share-based compensation	-	1,553	-	-	1,553
Net earnings	-	-	-	35,332	35,332
Balance at June 27, 2026	18,628	$69,142	$(10,044)	$832,979	$892,077

			Accumulated
			other
	Common stock		comprehensive	Retained
	Shares	Amount	loss	earnings	Total

Balance at September 28, 2024	19,460	$136,516	$(15,299)	$835,753	$956,970

Common stock issued upon exercise of stock options, net of shares withheld for taxes	12	1,924	-	-	1,924
Common stock issued upon vesting of service share units, net of shares withheld for taxes	7	(552)	-	-	(552)
Foreign currency translation adjustment	-	-	(2,577)	-	(2,577)
Dividends declared ($0.78 per share)	-	-	-	(15,193)	(15,193)
Share-based compensation	-	1,125	-	-	1,125
Net earnings	-	-	-	5,143	5,143
Balance at December 28, 2024	19,479	$139,013	$(17,876)	$825,703	$946,840

Common stock issued upon exercise of stock options, net of shares withheld for taxes	3	187	-	-	187
Common stock issued for employee stock purchase plan, net of shares withheld for taxes	10	1,327	-	-	1,327
Repurchase of common stock	(39)	(5,000)	-	-	(5,000)
Foreign currency translation adjustment	-	-	432	-	432
Dividends declared ($0.78 per share)	-	-	-	(15,204)	(15,204)
Share-based compensation	-	1,628	-	-	1,628
Net earnings	-	-	-	4,824	4,824
Balance at March 29, 2025	19,453	$137,155	$(17,444)	$815,323	$935,034

Common stock issued upon exercise of stock options, net of shares withheld for taxes	2	218	-	-	218
Foreign currency translation adjustment	-	-	3,774	-	3,774
Dividends declared ($0.78 per share)	-	-	-	(15,175)	(15,175)
Share-based compensation	-	1,827	-	-	1,827
Net earnings	-	-	-	44,247	44,247
Balance at June 28, 2025	19,455	$139,200	$(13,670)	$844,395	$969,925

The accompanying notes are an integral part of these statements.

J & J SNACK FOODS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine months ended
	June 27,	June 28,
	2026	2025
Operating activities:
Net earnings	$37,892	$54,214
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation of fixed assets	52,167	48,296
Amortization of intangibles and deferred costs	4,218	5,871
Intangible asset impairment charges	-	1,500
Losses (Gains) from disposals of property & equipment	522	(394)
Non-cash plant closure expenses	4,529	-
Non-cash impairment charge	850	-
Share-based compensation	4,684	4,580
Deferred income taxes	515	127
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	(10,622)
Gain on insurance proceeds received in excess of operating losses recognized	-	(799)
Other	546	212
Changes in assets and liabilities, net of effects from purchase of companies
(Increase) in accounts receivable	(26,014)	(16,491)
Decrease (Increase) in inventories	2,274	(21,634)
Net changes in other operating assets and liabilities	19,060	33,837
Net cash provided by operating activities	100,443	98,697

Investing activities:
Purchases of property, plant and equipment	(53,263)	(61,264)
Proceeds from disposal of property and equipment	396	1,413
Proceeds from insurance for fixed assets	800	11,421
Net cash (used in) investing activities	(52,067)	(48,430)

Financing activities:
Payments to repurchase common stock	(74,730)	(5,000)
Proceeds from issuance of stock	1,160	3,104
Purchase of vested employee service share units and performance share units	(1,090)	-
Borrowings under credit facility	119,000	40,000
Repayment of borrowings under credit facility	(91,000)	(40,000)
Payments for debt issuance costs	(567)	-
Payments on finance lease obligations	(353)	(182)
Payment of cash dividend	(45,763)	(45,575)
Net cash (used in) financing activities	(93,343)	(47,653)

Effect of exchange rates on cash and cash equivalents	2,173	1,369

Net (decrease) increase in cash and cash equivalents	(42,794)	3,983
Cash and cash equivalents at beginning of period	105,893	73,394
Cash and cash equivalents at end of period	$63,099	$77,377

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

The results of operations for the three and nine months ended June 27, 2026 and June 28, 2025 are not necessarily indicative of results for the full year. Sales of our frozen beverages and frozen novelties are generally higher in the fiscal third and fourth quarters due to warmer weather.

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

Variable Consideration

In addition to fixed contract consideration, our contracts include some form of variable consideration, including sales discounts, trade promotions and certain other sales and consumer incentives, including rebates and coupon redemptions. In general, variable consideration is treated as a reduction in revenue when the related revenue is recognized. Depending on the specific type of variable consideration, we use the most likely amount method to determine the variable consideration. We believe there will be no significant changes to our estimates of variable consideration when any related uncertainties are resolved with our customers. We review and update our estimates and related accruals of variable consideration each period based on historical experience. Our recorded liability for allowances, end-user pricing adjustments and trade spending was approximately $28.2 million at June 27, 2026 and $22.3 million at September 27, 2025.

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

Contract Balances

Our customers are billed for service contracts in advance of performance and therefore we have a contract liability on our balance sheet as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Beginning balance	$3,607	$4,404	$3,889	$4,798
Additions to contract liability	1,713	1,368	4,973	4,775
Amounts recognized as revenue	(1,732)	(1,782)	(5,274)	(5,583)
Ending balance	$3,588	$3,990	$3,588	$3,990

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

Allowance for Estimated Credit Losses

The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for estimated credit losses considers a number of factors including the age of receivable balances, the history of losses, expectations of future credit losses, and the customers’ ability to pay off obligations. The allowance for estimated credit losses was $3.1 million and $3.3 million at June 27, 2026 and September 27, 2025, respectively.

Note 3	Depreciation and Amortization Expense

Depreciation of equipment and buildings is provided for by the straight-line method over the assets’ estimated useful lives. Amortization of improvements is provided for by the straight-line method over the term of the lease or the assets’ estimated useful lives, whichever is shorter. Licenses and rights, customer relationships, franchise agreements, and technology are amortized by the straight-line method over periods ranging from 2 to 20 years. Depreciation expense was $17.4 million and $16.7 million for the three months ended June 27, 2026 and June 28, 2025, respectively and $52.2 million and $48.3 million for the nine months ended June 27, 2026 and June 28, 2025, respectively.

Note 4	Earnings per Share

Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted EPS takes into consideration the potential dilution that could occur if securities (stock options, service share units (“RSUs”), and performance share units (“PSUs”)) or other contracts to issue common stock were exercised and converted into common stock. Our calculation of EPS is as follows:

	Three months ended June 27, 2026
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$35,332	18,715	$1.89

Effect of dilutive securities
RSUs, PSUs and options	-	31	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$35,332	18,746	$1.88

158,056 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 27, 2026.

	Nine months ended June 27, 2026
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$37,892	18,977	$2.00

Effect of dilutive securities
RSUs, PSUs and options	-	24	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$37,892	19,001	$1.99

224,924 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 27, 2026.

	Three months ended June 28, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$44,247	19,455	$2.27

Effect of dilutive securities
RSUs, PSUs and options	-	82	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$44,247	19,537	$2.26

230,144 anti-dilutive shares have been excluded in the computation of EPS for the three months ended June 28, 2025.

	Nine months ended June 28, 2025
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share amounts)
Basic EPS
Net earnings available to common stockholders	$54,214	19,471	$2.78

Effect of dilutive securities
RSUs, PSUs and options	-	83	(0.01)

Diluted EPS
Net earnings available to common stockholders plus assumed conversions	$54,214	19,554	$2.77

126,324 anti-dilutive shares have been excluded in the computation of EPS for the nine months ended June 28, 2025

Note 5	Share-Based Compensation

As of June 27, 2026, the Company has two stock-based employee compensation plans. Pre-tax share-based compensation expense was recognized as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in thousands)		(in thousands)

Stock options	$-	$114	$-	$416
Stock purchase plan	90	103	397	330
Stock issued to outside directors	-	31	41	109
Service share units issued to employees	1,024	1,084	2,853	2,679
Performance share units issued to employees	439	495	1,393	1,046
Total share-based compensation	$1,553	$1,827	$4,684	$4,580

Tax benefits	$395	$439	$1,158	$1,139

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

The Company did not grant any stock options during the nine months ended June 27, 2026, or during the nine months ended June 28, 2025.

During the three and nine months ended June 27, 2026, the Company issued 34,609 and 62,761 RSUs, respectively. During the three and nine months ended June 28, 2025, the Company issued 21,311 and 34,868 RSUs, respectively. Each RSU entitles the awardee to one share of common stock upon vesting. The fair value of the RSUs was determined based upon the closing price of the Company’s common stock on the date of grant.

During the three and nine months ended June 27, 2026, the Company issued 8,919 and 37,063 PSUs, respectively. During the three and nine months ended June 28, 2025, the Company issued 3,951 and 17,500 PSUs, respectively. Each PSU may result in the issuance of up to two shares of common stock upon vesting, dependent upon the level of achievement of the applicable performance goal. The fair value of the PSUs was determined based upon the closing price of the Company’s common stock on the date of grant. Additionally, the Company applies a quarterly probability assessment in computing this non-cash compensation expense, and any change in estimate is reflected as a cumulative adjustment to expense in the quarter of the change.

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

The total amount of gross unrecognized tax benefits is $0.3 million as of both June 27, 2026 and September 27, 2025, all of which would impact our effective tax rate over time, if recognized. We recognize interest and penalties related to uncertain tax positions as a part of the provision for income taxes. As of June 27, 2026 and September 27, 2025, the Company has $0.3 million of accrued interest and penalties, respectively.

In addition to our federal tax return and tax returns for Mexico, Canada and Netherlands, we file tax returns in all states that have a corporate income tax. Virtually all the returns noted above are open for examination for three to four years.

Our effective tax rate for the three months and nine months ended June 27, 2026 was 23.2%, and 23.5%, respectively, both of which are higher than the company’s 21.0% statutory tax rate primarily due to state income taxes, and the tax effect in foreign jurisdictions. Our effective tax rate was 27.2% in both the three and nine months ended June 28, 2025, which was higher than the company’s 21.0% statutory tax rate primarily due to state income taxes, and the tax effect in foreign jurisdictions.

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

In December 2021, the Company entered into an amended and restated loan agreement (as amended, the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, (“Amendment No. 1”) which provided for an incremental increase of $175 million in available borrowings under the revolving credit facility. Amendment No.1 also included an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225 million or $50 million plus the Consolidated EBITDA (as defined in the Credit Agreement) of the Borrowers (as defined in the Credit Agreement), subject to the satisfaction of certain terms and conditions.

On June 5, 2026, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 maintained the existing $225 million revolving credit facility capacity, extended the maturity date of the revolving credit facility established under the Credit Agreement to June 2031, and revised the pricing grid used to determine the Applicable Margin (as defined in the Credit Agreement). Amendment No. 2 also included an option to increase the size of the revolving credit facility by up to an amount not to exceed the greater of $200 million or the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, makes certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 27, 2026, the Company is in compliance with all financial covenants and terms of the Credit Agreement.

As of June 27, 2026, $28.0 million was outstanding under the Credit Agreement with a weighted average interest rate of 5.64%. As of June 27, 2026, the amount available under the Credit Agreement was $182.2 million, after giving effect to the outstanding letters of credit.

As of September 27, 2025, there was no outstanding balance under the Credit Agreement. As of September 27, 2025, the amount available under the Credit Agreement was $210.2 million, after giving effect to the outstanding letters of credit.

Note 9	Inventory

Inventories consist of the following:

	June 27,	September 27,
	2026	2025
	(unaudited)
	(in thousands)

Finished goods	$84,061	$89,512
Raw materials	35,275	32,259
Packaging materials	11,724	11,122
Equipment parts and other	40,351	42,280
Total inventories	$171,411	$175,173

Note 10	Segment Information

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

Retail Supermarkets

The primary products sold to the retail supermarket channel are soft pretzel products, including SUPERPRETZEL and AUNTIE ANNE’S; frozen novelties, including LUIGI’S Real Italian Ice, MINUTE MAID Juice Bars and Soft Frozen Lemonade, WHOLE FRUIT frozen fruit bars and sorbet, DOGSTERS ice cream style treats for dogs, PHILLY SWIRL cups and sticks, ICEE Squeeze-Up Tubes, and handheld products.

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

To align with how our Chief Operating Decision Maker currently reviews the monthly detailed operating income statements, we have reclassified certain corporate expenses that are not allocated to our three reportable segments. This change in presentation resulted in a decrease to our Food Service segment operating income of $3.6 million, and increases to both our Retail and Frozen Beverage segment operating incomes of $0.4 million in the three months ended June 28, 2025. In the nine months ended June 28, 2025, this change in presentation resulted in increases of $9.7 million to our Food Service segment operating income, $2.0 million to our Retail segment operating income, and $1.4 million to our Frozen Beverage segment operating income. The corresponding impacts of the presentation change are seen within General corporate expenses, Intangible asset impairment charges, and Gain on insurance proceeds received for damage to property, plant, and equipment in the table below.

In addition, the Chief Operating Decision Maker reviews and evaluates capital spending of each segment on a quarterly basis to monitor cash flow and asset needs of each segment. Additionally, our Chief Operating Decision Maker considers variances of actual performance to our annual operating plan and periodic forecasts when making decisions.

Information regarding the operations in these three reportable segments is as follows:

	Three months ended June 27, 2026				Nine months ended June 27, 2026
	(in thousands)				(in thousands)
	Food	Retail	Frozen		Food	Retail	Frozen
	Service	Supermarket	Beverages	Total	Service	Supermarket	Beverages	Total
Net sales to external customers	$254,288	$64,932	$106,737	$425,957	$688,109	$162,434	$264,011	$1,114,554

Less:
Cost of goods sold	163,458	47,679	63,804	274,941	470,145	123,217	174,872	768,234
Segment gross profit	90,830	17,253	42,933	151,016	217,964	39,217	89,139	346,320

Marketing and selling	19,723	5,110	9,794	34,627	54,827	13,144	28,238	96,209
Distribution	34,334	8,561	6,726	49,621	90,139	20,138	19,137	129,414
Administrative	8,374	922	3,337	12,633	23,721	2,500	10,068	36,289
Other general expense	320	-	261	581	244	-	196	440
Segment operating income	28,079	2,660	22,815	53,554	49,033	3,435	31,500	83,968

General corporate expenses				7,435				25,340
Gain on insurance proceeds received for damage to property, plant, and equipment				-				(800)
Plant closure expense (recoveries)				(155)				10,714
Operating income				$46,274				$48,714

	Three months ended June 28, 2025				Nine months ended June 28, 2025
	(in thousands)				(in thousands)
	Food	Retail	Frozen		Food	Retail	Frozen
	Service	Supermarket	Beverages	Total	Service	Supermarket	Beverages	Total
Net sales to external customers	$277,169	$63,860	$113,264	$454,293	$742,105	$162,425	$268,460	$1,172,990

Less:
Cost of goods sold	191,271	43,543	69,434	304,248	536,209	116,572	180,560	833,341
Segment gross profit	85,898	20,317	43,830	150,045	205,896	45,853	87,900	339,649

Marketing and selling	18,295	5,436	10,116	33,847	49,681	13,461	27,881	91,023
Distribution	30,654	7,704	6,327	44,685	88,187	19,245	18,696	126,128
Administrative	8,938	992	3,789	13,719	23,830	2,259	10,354	36,443
Other general expense	115	-	(105)	10	23	-	53	76
Segment operating income	27,896	6,185	23,703	57,784	44,175	10,888	30,916	85,979

General corporate expenses				6,309				22,242
Intangible asset impairment charges				1,500				1,500
Gain on insurance proceeds received for damage to property, plant, and equipment				(10,622)				(10,622)
Plant closure expense (recoveries)				-				-
Operating income				$60,597				$72,859

Net sales to external customers by type of good or service were:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales to external customers:
Product sales
Food Service	$254,288	$277,169	$688,109	$742,105
Retail Supermarkets	64,932	63,860	162,434	162,425
Frozen Beverages	75,255	71,041	166,861	157,198
Total Product sales	$394,475	$412,070	$1,017,404	$1,061,728

Repair and maintenance service
Frozen Beverages repair and maintenance service	$21,010	$24,378	$64,511	$72,232
Total Repair and maintenance service	$21,010	$24,378	$64,511	$72,232

Machines revenue
Frozen Beverages machines revenue	$9,625	$16,940	$30,303	$36,603
Total Machine revenue	$9,625	$16,940	$30,303	$36,603

Other
Frozen Beverages other	$847	$905	$2,336	$2,427
Total Other	$847	$905	$2,336	$2,427

Consolidated sales	$425,957	$454,293	$1,114,554	$1,172,990

Total depreciation and amortization expense, capital expenditures, and total assets by segment, reflecting our current segment structure for all periods presented, were:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Depreciation and amortization:
Food Service	$12,093	$12,325	$36,671	$35,437
Retail Supermarket	297	289	880	855
Frozen Beverages	5,832	5,616	17,270	16,673
Corporate	564	427	1,564	1,202
Total depreciation and amortization	$18,786	$18,657	$56,385	$54,167

Capital expenditures:
Food Service	$11,526	$16,662	$33,501	$43,049
Retail Supermarket	-	44	-	189
Frozen Beverages	6,333	5,926	18,400	17,807
Corporate	220	102	1,362	219
Total capital expenditures	$18,079	$22,734	$53,263	$61,264

	June 27,	September 27,	June 27,	September 27,
	2026	2025	2026	2025
Assets:
Food Service	$934,633	$961,092	$934,633	$961,092
Retail Supermarket	31,181	30,327	31,181	30,327
Frozen Beverages	371,642	364,473	371,642	364,473
Corporate	18,429	25,609	18,429	25,609
Total assets	$1,355,885	$1,381,501	$1,355,885	$1,381,501

Geographic data for net sales (recognized in the countries where products were sold from) and total assets were:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Net sales to external customers:
United States	$401,257	$430,111	$1,058,489	$1,122,116
Other	24,700	24,182	56,065	50,874
Total net sales to external customers	$425,957	$454,293	$1,114,554	$1,172,990

	June 27,	September 27,	June 27,	September 27,
	2026	2025	2026	2025
Assets:
United States	$1,278,596	$1,302,387	$1,278,596	$1,302,387
Other	77,289	79,114	77,289	79,114
Total assets	$1,355,885	$1,381,501	$1,355,885	$1,381,501

Note 11	Goodwill and Intangible Assets

Intangible Assets

Our reportable segments are Food Service, Retail Supermarkets and Frozen Beverages.

The carrying amounts of acquired intangible assets for the Food Service, Retail Supermarkets and Frozen Beverages segments as of June 27, 2026 and September 27, 2025 are as follows:

	June 27, 2026		September 27, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
FOOD SERVICE

Indefinite lived intangible assets
Trade names	$85,424	$-	$85,424	$-

Amortized intangible assets
Trade names	-	-	2,515	2,515
Franchise agreements	8,500	3,400	8,500	2,763
Customer relationships	23,550	16,516	23,550	14,749
Technology	23,110	9,210	23,110	7,493
License and rights	-	-	1,690	1,734

TOTAL FOOD SERVICE	$140,584	$29,126	$144,789	$29,254

RETAIL SUPERMARKETS

Indefinite lived intangible assets
Trade names	$11,181	$-	$11,181	$-

TOTAL RETAIL SUPERMARKETS	$11,181	$-	$11,181	$-

FROZEN BEVERAGES

Indefinite lived intangible assets
Trade names	$9,315	$-	$9,315	$-
Distribution rights	36,100	-	36,100	-

Amortized intangible assets
Customer relationships	1,439	1,061	1,439	968
Licenses and rights	1,400	1,400	1,400	1,352

TOTAL FROZEN BEVERAGES	$48,254	$2,461	$48,254	$2,320

CONSOLIDATED	$200,019	$31,587	$204,224	$31,574

Amortizing intangible assets are being amortized by the straight-line method over periods ranging from 10 to 20 years and amortization expense is reflected throughout operating expenses. Aggregate amortization expense of intangible assets for the three months ended June 27, 2026 and June 28, 2025 was $1.4 million and $1.9 million, respectively. Aggregate amortization expense of intangible assets for the nine months ended June 27, 2026 and June 28, 2025 was $4.2 million and $5.9 million, respectively.

Estimated amortization expense for the next five fiscal years is approximately $1.4 million in 2026 (excluding the nine months ended June 27, 2026), $4.7 million in 2027, $4.3 million in 2028 and 2029, and $4.2 million in 2030.

The weighted amortization period of the intangible assets, in total, is 10.0 years. The weighted amortization period by intangible asset class is 10 years for Technology, 10 years for Customer relationships, 20 years for Licenses & rights, and 10 years for Franchise agreements.

Goodwill

The carrying amounts of goodwill for the Food Service, Retail Supermarket and Frozen Beverage segments are as follows:

	June 27,	September 27,
	2026	2025
	(in thousands)
Food Service	$124,426	$124,426
Retail Supermarket	4,146	4,146
Frozen Beverages	56,498	56,498
Total goodwill	$185,070	$185,070

Note 12	Commitments and Contingencies

We are a party to litigation which has arisen in the normal course of business which management currently believes will not have a material adverse effect on our financial condition or results of operations.

During the three months ended June 27, 2026, an advisory jury returned a verdict in favor of the Company in connection with a long-standing legal matter. As of the date of issuance of the financial statements, final judgment has not been entered by the court, and significant uncertainty remains regarding the ultimate recovery, including the timing, amount and collectability of any proceeds that may be received. Accordingly, the Company has not recognized a gain or recorded a receivable related to this matter in the accompanying financial statements.

We self-insure, up to loss limits, certain insurable risks such as workers’ compensation, automobile, and general liability claims. Accruals for claims under our self-insurance program are recorded on a claims incurred basis. Our total recorded liability for all years’ claims incurred but not yet paid was $13.7 million and $14.4 million at June 27, 2026 and September 27, 2025, respectively. In connection with certain self-insurance agreements, we customarily enter into letters of credit arrangements with our insurers. At both June 27, 2026 and September 27, 2025, we had outstanding letters of credit totaling $14.8 million.

We have a self-insured medical plan which covers approximately 1,800 of our employees. We record a liability for incurred but not yet reported or paid claims based on our historical experience of claim payments and a calculated lag time period. Our recorded liability at June 27, 2026 and September 27, 2025 was $1.9 million and $2.2 million, respectively.

On August 19, 2024, we experienced a fire at our Holly Ridge plant in North Carolina. The building was damaged as a result of the fire, and plant operations were interrupted. We maintain property, general liability and business interruption insurance coverage. Based on the provisions of our insurance policies, we record estimated insurance recoveries for fire-related costs for which recovery is deemed to be probable.

In the nine months ended June 27, 2026, we recorded $0.3 million of fire-related costs, and we recognized a gain of $2.0 million for insurance proceeds received in excess of operational losses recognized, in cost of goods sold in the Consolidated Statement of Earnings. Additionally, in the nine months ended June 27, 2026, we recognized a gain of $0.8 million for insurance proceeds received for damage to property, plant, and equipment in the Consolidated Statement of Earnings and we received $3.1 million of insurance proceeds for inventory, fixed asset replacement costs, and business interruption losses. During the three months ended June 27, 2026, no additional fire-related costs or gains were recognized and no insurance proceeds were received.

In the three and nine months ended June 28, 2025, we recorded an additional $0.3 million and $10.4 million of fire-related costs, respectively, for all of which recovery was deemed to be probable , and we recognized a gain of $0.8 million for insurance proceeds received in excess of operational losses recognized, in cost of goods sold in the Consolidated Statement of Earnings. Additionally, in the three and nine months ended June 28, 2025, we recognized a gain of $10.6 million for insurance proceeds received for damage to property, plant, and equipment in the Consolidated Statement of Earnings and we received $21.1 million and $23.6 million of insurance proceeds, respectively, for inventory, fixed asset replacement costs, and business interruption losses.

Cumulative fire-related costs recorded through June 27, 2026 were $17.5 million, for all of which recovery has been received. Cumulative insurance proceeds received as of June 27, 2026 were $34.7 million for inventory, fixed asset replacement costs, and business interruption losses.

See below for a roll forward of the insurance receivable, net of advanced proceeds received for other fire-related costs for which recovery was deemed probable in the Consolidated Balance Sheet for the three and nine months ended June 27, 2026 and June 28, 2025.

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Insurance receivable, net of advance proceeds received for other fire-related costs
Beginning balance	$-	$10,178	$-	$1,790
Fire-related costs	-	296	296	10,388
Insurance proceeds for inventory, fixed asset losses, and other fire-related costs	-	(21,100)	(3,100)	(23,600)
Gain on insurance proceeds received for damage to property, plant, and equipment	-	10,622	800	10,622
Gain on insurance proceeds received, or expected to be received, in excess of operating losses recognized	-	4	2,004	800
Ending balance	$-	$-	$-	$-

Note 13	Accumulated Other Comprehensive Income (Loss)

Changes to the components of accumulated other comprehensive loss are as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Foreign currency translation adjustments
Beginning balance	$(10,607)	$(17,444)	$(12,647)	$(15,299)
Foreign currency translation adjustment gain (loss)	563	3,774	2,603	1,629
Ending balance	$(10,044)	$(13,670)	$(10,044)	$(13,670)

Accumulated other comprehensive loss	$(10,044)	$(13,670)	$(10,044)	$(13,670)

Note 14	Leases

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

As of June 27, 2026, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.1%, respectively. As of September 27, 2025, the weighted-average discount rate of our operating and finance leases was 5.2% and 4.1%, respectively.

Practical Expedients and Accounting Policy Elections

We elected the package of practical expedients that permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs and made an accounting policy election to exclude short-term leases with an initial term of 12 months or less from our Consolidated Balance Sheets.

Amounts Recognized in the Financial Statements

The components of lease expense were as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Operating lease cost in Cost of goods sold and Operating Expenses	$7,972	$8,001	$24,216	$23,386
Finance lease cost:
Amortization of assets in Cost of goods sold and Operating Expenses	$145	$35	$412	$204
Interest on lease liabilities in Interest expense & other	17	12	55	27
Total finance lease cost	$162	$47	$467	$231
Short-term lease cost in Cost of goods sold and Operating Expenses	-	-	-	-
Total net lease cost	$8,134	$8,048	$24,683	$23,617

Supplemental balance sheet information related to leases is as follows:

	June 27,	September 27,
	2026	2025
Operating Leases
Operating lease right-of-use assets	$152,172	$151,538

Current operating lease liabilities	$23,742	$21,624
Noncurrent operating lease liabilities	138,584	140,021
Total operating lease liabilities	$162,326	$161,645

Finance Leases
Finance lease right-of-use assets in Property, plant and equipment, net	$1,481	$2,493

Current finance lease liabilities	$602	$563
Noncurrent finance lease liabilities	978	1,355
Total finance lease liabilities	$1,580	$1,918

Supplemental cash flow information related to leases is as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,925	$7,780	$23,425	$22,507
Operating cash flows from finance leases	$17	$12	$55	$27
Financing cash flows from finance leases	$104	$61	$353	$182

Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets	$8,479	$4,691	$20,257	$23,342
Supplemental noncash information on lease liabilities removed due to purchase of leased asset	$-	$-	$-	$-

As of June 27, 2026, the maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Three months ending September 26, 2026	$8,014	$156
2027	30,863	595
2028	27,571	384
2029	22,279	255
2030	17,128	239
Thereafter	112,156	73
Total minimum payments	218,011	1,702
Less amount representing interest	(55,685)	(122)
Present value of lease obligations	$162,326	$1,580

As of June 27, 2026 the weighted-average remaining term of our operating and finance leases was 10.7 years and 3.5 years, respectively.

As of September 27, 2025 the weighted-average remaining term of our operating and finance leases was 11.4 years and 4.1 years, respectively.

Note 15	Related Parties

NFI Industries, Inc.

We have related party expenses for distribution and shipping related costs with NFI Industries, Inc. and its affiliated entities (“NFI”). Our director, Sidney R. Brown, is CEO and an owner of NFI Industries, Inc.

The payments to NFI were as follows:

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
	(in millions)		(in millions)

Transportation management services payments (1)	$0.2	$0.2	$0.6	$0.6
Labor management services payments (2)	3.9	4.5	11.5	12.3
Lease payments (3)	0.4	0.5	1.4	1.4
Pass through payments to third parties (4)	14.9	15.1	37.3	40.3
Total amount distributed to NFI	$19.4	$20.3	$50.8	$54.6

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

(3)

In June 2023, the Company began leasing a regional distribution center in Terrell, Texas that was constructed by, and is owned by, a subsidiary of NFI. This amount represents the lease payments associated with the lease arrangement. At the lease commencement date, $28.7 million was recorded as an operating right-of-use asset, $0.2 million was recorded as a current operating lease liability, and $28.5 million was recorded as a non-current operating lease liability. As of June 27, 2026, $25.7 million was recorded as an operating right-of-use asset, $0.7 million was recorded as a current operating lease liability, and $27.0 million was recorded as a non-current operating lease liability. As of September 27, 2025, $26.5 million was recorded as an operating right-of-use asset, $0.7 million was recorded as a current operating lease liability, and $27.4 million was recorded as a non-current operating lease liability.

(4)	This amount represents passed through payments to third-party distribution and shipping vendors that are managed on the Company's behalf by NFI.

As of June 27, 2026, and September 27, 2025, related party trade payables of approximately $4.8 million and $0.6 million, respectively, were recorded as accounts payable.

All agreements with NFI include terms that are consistent with those that we believe would have been negotiated at an arm’s length with an independent party.

Ken Roshkoff

The Company pays board advisory consulting fees to the husband of our director, Marjorie Roshkoff. In the nine months ended June 27, 2026 and June 28, 2025, the Company paid $26,000 and $38,000 for these board advisory consulting fees, respectively. In the three months ended June 28, 2025, the Company paid $13,000 for these board advisory fees. There were no such payments made in the three months ended June 27, 2026.

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

During the nine months ended June 28, 2025, the Company repurchased 39,061 shares of common stock of the Company at an average price of $128.00 per share on the open market, pursuant to the 2025 Share Repurchase Program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock. The Company repurchased no shares during the three months ended June 28, 2025.

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

During the three months ended June 27, 2026, the Company repurchased 135,852 shares of common stock of the Company at an average price of $74.04 per share on the open market, pursuant to the 2026 Share Repurchase Program. As of the date of the repurchase, the repurchased shares were retired and returned to the status of authorized but unissued shares of common stock.

During the nine months ended June 27, 2026, the Company repurchased 854,208 shares of common stock of the Company at an average price of $86.66 per share on the market, which included the 458,467 shares of common stock of the Company that were purchased pursuant to the 2025 Share Repurchase Program during the three months ended December 27, 2025, and an additional 395,741 shares of common stock of the Company that were purchased pursuant to the 2026 Share Repurchase Program. As a result of the Company’s recent stock repurchases, as of June 27, 2026, there remains $18.0 million of share repurchase availability under the 2026 Share Repurchase Program.

	Three months ended		Nine months ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025

Shares repurchased (in thousands)	136	-	854	39
Average price per share	$74.04	$-	$86.66	$128.00
Total investment (in thousands) including fees and excise tax	$10,159	$-	$74,730	$5,000

Note 18	Manufacturing and Distribution Facility Closures and Disposals

During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In October 2025, during the first quarter of fiscal 2026, we subsequently announced the closure of a third manufacturing facility, our plant in Colton, California. In March 2026, during the second quarter of fiscal 2026, we made the decision to close a fourth facility, our manufacturing/distribution facility in New York, New York, which subsequently closed in our third fiscal quarter. Production from these facilities has been consolidated into various other facilities across our network, or it was selectively discontinued. This consolidation was enabled by investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers.

As a result of the plant closures, we recorded a net recovery of $(0.2) million in the three months ended June 27, 2026, and a net charge of $10.7 million in the nine months ended June 27, 2026. These costs are reported in the plant closure expenses (recoveries) item within the Operating expenses sections of the Consolidated Statements of Earnings. Included in the results in the three months ended June 27, 2026 are $0.3 million of charges that have resulted or will result in cash outflows, and $(0.5) million of net non-cash recoveries. Included in the results in the nine months ended June 27, 2026 are $6.2 million of charges that have resulted or will result in cash outflows, and $4.5 million of net non-cash charges. No plant closure expenses were recorded in the three or nine months ended June 28, 2025.

The manufacturing facility in Holly Ridge, NC produced handheld products for our Food Service and Retail Supermarket segments and ceased production on July 31, 2025. During the three months ended March 28, 2026, in connection with our plan to actively market and sell the building and land at Holly Ridge, NC, we reclassified $6.3 million of property, plant, and equipment, net, to assets held for sale. We then measured the assets held for sale at the lower of their carrying value or fair value less the estimated costs to sell, and recorded a pre-tax, non-cash impairment charge of $2.0 million during the three months ended March 28, 2026. The remaining $4.3 million of assets held for sale are still reported in the Prepaid expenses and other item, within current assets, on our Consolidated Balance Sheet as of June 27, 2026. We expect to be able to sell the building and land for fair value less the estimated costs to sell, within the next twelve months.

There were no plant closure costs for the Holly Ridge facility in the three months ended June 27, 2026. The closure costs for the facility totaled $3.4 million in the nine months ended June 27, 2026, including the $2.0 million impairment charge on assets held-for-sale noted above, and $1.2 million of other exit and disposal costs. These costs are reported in the plant closure expense (recoveries) item of the Consolidated Statements of Earnings.

The manufacturing facility in Atlanta, GA produced bakery and biscuit products for our Food Service and Retail Supermarket segments and ceased production on September 27, 2025. The closure costs for the facility totaled $0.1 million in the three months ended June 27, 2026, and related to inventory write-offs, and other exit and disposal costs. The closure costs for the facility totaled $4.4 million in the nine months ended June 27, 2026, including $2.1 million of other exit and disposal costs, $1.8 million of inventory write-offs, and $0.5 million of severance and benefits costs. These costs are reported in the plant closure expense (recoveries) item of the Consolidated Statements of Earnings.

The manufacturing facility in Colton, CA produced churro products for our Food Service and Retail Supermarket segments and ceased production in the first quarter of fiscal 2026. During the three months ended June 27, 2026, $(0.3) million of net plant closure related recoveries were recorded for the facility, primarily related to a reduced contractual obligation. The net closure costs for the facility totaled $1.8 million in the nine months ended June 27, 2026, including $1.4 million of severance and benefits costs and $0.4 million of other exit and disposal costs. These costs are reported in the plant closure expense (recoveries) item of the Consolidated Statements of Earnings.

The manufacturing and distribution facility in New York, NY produced and distributed soft pretzel products for our Food Service segment and ceased production during the third quarter of our fiscal 2026. During the three months ended June 27, 2026, no net plant closure costs were recorded for the facility, resulting from $0.2 million of other exit and disposals costs, offset by a $0.2 million recovery related to a reduced contractual obligation. The net closure costs for the facility totaled $1.1 million in the nine months ended June 27, 2026, including $0.7 million of right-of-use (“ROU”) asset and long-lived asset impairment charges and $0.2 million of severance and benefits costs and $0.4 million of other exit and disposal costs. These costs are reported in the plant closure expense (recoveries) item of the Consolidated Statements of Earnings.

The following table reflects our liability related to manufacturing and distribution facility closures as of June 27, 2026 (in thousands):

	September 27,	Plant closure	Plant closure	June 27,
	2025	charges	payments	2026
Severance and benefits costs	$2,534	$2,054	$(4,588)	$-
Other exit and disposal costs	118	4,148	(4,128)	138
Total	$2,652	$6,202	$(8,716)	$138

Note 19	Subsequent Events

In July 2026, the Company received correspondence from the insurance carrier handling its Holly Ridge fire-related insurance claim indicating that the carrier had received the required documentation and was in the final stages of processing the final payment to the Company related to this claim. Subsequent to that correspondence, in August 2026, the Company received insurance proceeds of $17.1 million related to the matter. No gain related to this insurance recovery has been recognized as of the date of these financial statements.

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

Business Trends and Strategy

Our products are generally sold for discretionary consumption. Our results are impacted by macroeconomic and demographic trends and changes in consumer behavior. The U.S. economy has experienced economic volatility and uncertainty in recent years, which has had, and we expect might continue to have, an impact on consumer behavior. Consumer spending may continue to be impacted by levels of discretionary income and the impact of that on the consumer’s decision-making around their purchases.

While overall packaging and raw material inflation appears to have moderated during fiscal 2026, uncertainty within the supply chain surrounding impacts from the US government’s tariffs on imports, as well as elevated fuel and freight costs, could continue to be potential headwinds for the Company throughout the remainder of fiscal 2026 and into fiscal 2027. Tariffs and elevated fuel and freight costs may increase the cost of certain raw materials and packaging that we use in our business, as well as increase our distribution costs, and our financial performance may be adversely impacted if we are unable to pass on the cost increases in the form of price increases to our customers. Additionally, the ultimate impact of tariffs may be difficult to predict as tariff rates and duration remain uncertain, which can make our planning process more challenging.

To help combat these potential headwinds, we continue to pursue operational improvements, as well as expand growth opportunities across our various channels and customers. Some recent examples of implementing these strategies include:

●

Our recently completed strategic supply chain transformation in which we opened three regional distribution centers which is projected to drive cost reductions around warehousing and distribution costs.

●	Many examples of successful cross-selling and leveraging our brands across customer channels, including our recent expansion of Dippin’ Dots brand into retail and further into the theater channel.
●	Our recently announced transformation program, “Project Apollo,” which is anticipated to generate sustainable efficiencies and cost savings across the enterprise.

The above referenced Project Apollo is expected to generate approximately $25 million of run-rate operating income for the initiatives that are expected to be implemented by the end of fiscal 2026. The initial focus of the project is the consolidation and optimization of our manufacturing network. During the fourth quarter of fiscal 2025, we announced the closure of two manufacturing facilities, our plant in Holly Ridge, North Carolina, and our plant in Atlanta, Georgia. In the first quarter of fiscal 2026, we announced the closure of a third manufacturing facility, our plant in Colton, California. During the second quarter of fiscal 2026, we made the decision to close a fourth facility, our manufacturing/distribution facility in New York, New York, which closed as anticipated during our third fiscal quarter.

Production from these facilities has been consolidated into various other facilities across our network, or in certain cases, has been discontinued. This consolidation was enabled by investments we have made in our plants to modernize and expand capacity for our core products, as well as our investments made to build out our three regional distribution centers.

In connection with the closing of our four facilities, we recorded plant closure costs of approximately $24 million in the fourth quarter of fiscal 2025, and an additional approximately $11 million in the nine months ended June 27, 2026, the majority of which was recorded in our first and second quarters of fiscal 2026. These costs primarily related to non-cash write-downs and write-offs related to inventory and property, plant and equipment, as well as severance and benefit costs and other exit and disposal activities.

In addition to plant consolidation, as part of the first phase of Project Apollo, we are continuing to work towards optimally repositioning production within our network, and to streamline our corporate functions, both of which have started to generate savings in fiscal 2026, but for which we anticipate the full run-rate benefit to begin to be seen in fiscal 2027 and beyond.

RESULTS OF OPERATIONS – Three and nine months ended June 27, 2026

The following discussion provides a review of results for the three and nine months ended June 27, 2026 as compared with the three and nine months ended June 28, 2025.

Summary of Results	Three months ended			Nine months ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Net sales	$425,957	$454,293	(6.2)%	$1,114,554	$1,172,990	(5.0)%

Cost of goods sold	274,941	304,248	(9.6)%	768,234	833,341	(7.8)%
Gross profit	151,016	150,045	0.6%	346,320	339,649	2.0%

Operating expenses
Marketing and selling	34,627	33,847	2.3%	96,209	91,023	5.7%
Distribution	49,621	44,685	11.0%	129,414	126,128	2.6%
Administrative	20,068	20,028	0.2%	61,629	58,685	5.0%
Intangible asset impairment charges	-	1,500	n.m.	-	1,500	n.m.
Gain on insurance proceeds received for damage to property, plant, and equipment	-	(10,622)	n.m.	(800)	(10,622)	n.m.
Plant closure expense (recoveries)	(155)	-	n.m.	10,714	-	n.m.
Other general expense (income)	581	10	5710.0%	440	76	478.9%
Total operating expenses	104,742	89,448	17.1%	297,606	266,790	11.6%

Operating income	46,274	60,597	(23.6)%	48,714	72,859	(33.1)%

Other income (expense)
Investment income	680	622	9.3%	2,224	2,348	(5.3)%
Interest expense	(965)	(441)	118.8%	(1,406)	(738)	90.5%

Earnings before income taxes	45,989	60,778	(24.3)%	49,532	74,469	(33.5)%

Income tax expense	10,657	16,531	(35.5)%	11,640	20,255	(42.5)%

NET EARNINGS	$35,332	$44,247	(20.1)%	$37,892	$54,214	(30.1)%

Comparisons as a Percentage of Net Sales	Three months ended			Nine months ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	Basis Pt Chg	2026	2025	Basis Pt Chg
Gross profit	35.5%	33.0%	250	31.1%	29.0%	210
Marketing and selling	8.1%	7.5%	60	8.6%	7.8%	80
Distribution	11.6%	9.8%	180	11.6%	10.8%	80
Administrative	4.7%	4.4%	30	5.5%	5.0%	50
Operating income	10.9%	13.3%	(240)	4.4%	6.2%	(180)
Earnings before income taxes	10.8%	13.4%	(260)	4.4%	6.3%	(190)
Net earnings	8.3%	9.7%	(140)	3.4%	4.6%	(120)

Net Sales

Net sales decreased by $28.3 million, or 6.2%, to $426.0 million for the three months ended June 27, 2026. Net sales decreased by $58.4 million, or 5.0%, to $1,114.6 million for the nine months ended June 27, 2026. The sales decrease was primarily driven by declines in our Food Service segment, most notably within our bakery portfolio, and the majority of which related to anticipated sales reductions in our bakery business.

Gross Profit

Gross Profit increased by $1.0 million, or 0.6%, to $151.0 million for the three months ended June 27, 2026. As a percentage of sales, gross profit increased from 33.0% to 35.5%. The increase in gross profit as a percentage of sales was largely driven by the benefits of our previously announced plant closures as well as the favorable impact from mix improvements. These favorable tailwinds significantly offset the unfavorable impact of lower sales volumes in our Food Service segment, as well as the higher slotting fees and promotional spend within our Retail segment.

Gross Profit increased by $6.7 million, or 2.0%, to $346.3 million for the nine months ended June 27, 2026. As a percentage of sales, gross profit increased from 29.0% to 31.1%. The increase in gross profit as a percentage of sales was largely driven by the benefits of our previously announced plant closures as well as the favorable impact from mix improvements. These favorable tailwinds significantly offset the unfavorable impact of lower sales volumes in our Food Service segment, as well as the higher slotting fees and promotional spend within our Retail segment.

Operating Expenses

Operating Expenses increased by $15.3 million, or 17.1%, to $104.7 million for the three months ended June 27, 2026. As a percentage of sales, operating expenses increased from 19.7% to 24.6%. Operating expenses in the prior year included the benefit of a $10.6 million gain on insurance proceeds received for damage to property, plant and equipment, related to the fire at our Holly Ridge plant, offset slightly by the $1.5 million intangible asset impairment charge. The net of those two items reduced prior year operating expenses as a percentage of sales by approximately 200 bps.

The remaining increase in operating expenses for the three months ended June 27, 2026 primarily related to higher distribution expenses, mostly driven by elevated fuel costs due to rising oil prices and higher freight rates resulting from the constrained capacity due to regulatory and legislative changes. As a percentage of sales, distribution expenses increased from 9.8% to 11.6% and from $44.7 million to $49.6 million.

As a percentage of sales, marketing and selling expenses increased from 7.5% to 8.1% and from $33.8 million to $34.6 million in the three months ended June 27, 2026, with the increase primarily attributable to increased commission costs on retail vending sales, increased spend on sponsorships, brand support and other promotional activities, and higher depreciation for customer equipment for growth.

As a percentage of sales, general and administrative expenses increased from 4.4% to 4.7% and from $20.0 million to $20.1 million in the three months ended June 27, 2026.

Operating Expenses increased by $30.8 million, or 11.6%, to $297.6 million for the nine months ended June 27, 2026. As a percentage of sales, operating expenses increased from 22.7% to 26.7%. Operating expenses in the nine months ended June 27, 2026 included $10.7 million of plant closure expenses and a partly offsetting $0.8 million gain on insurance proceeds received for damage to property, plant, and equipment. The net impact of these items increased operating expenses as a percentage of sales in the nine months ended June 27, 2026 by approximately 90 bps. Additionally, operating expenses in the nine months ended June 28, 2025 included a benefit of a $10.6 million gain on insurance proceeds received for damage to property, plant and equipment, related to the fire at our Holly Ridge plant, offset slightly by the $1.5 million intangible asset impairment charge. The net of the two items reduced operating expenses as a percentage of sales in the nine months ended June 28, 2025 by approximately 80 bps.

The remaining increase in operating expenses in the nine months ended June 27, 2026 was driven by increases in marketing and selling expenses, distribution expenses, and general and administrative expenses. As a percentage of sales, marketing and selling expenses increased from 7.8% to 8.6% and from $91.0 million to $96.2 million in the nine months ended June 27, 2026, with the increase primarily attributable to increased commission costs on retail vending sales, increased spend on sponsorships, brand support and other promotional activities, and higher depreciation for customer equipment for growth.

As a percentage of sales, distribution expenses increased from 10.8% to 11.6%, and from $126.1 million to $129.4 million in the nine months ended June 27, 2026, with the increase primarily attributable to elevated fuel costs due to rising oil prices and higher freight rates resulting from the constrained capacity due to regulatory and legislative changes, which were incurred predominantly in the three months ended June 27, 2026.

As a percentage of sales, general and administrative expenses increased from 5.0% to 5.5% and from $58.7 million to $61.6 million in the nine months ended June 27, 2026. The increase was most significantly driven by non-recurring restructuring and legal expenses incurred during the first and second quarters in fiscal 2026.

Other Income and Expense

Investment income increased slightly from $0.6 million to $0.7 million for the three months ended June 27, 2026, but decreased slightly from $2.3 million to $2.2 million for the nine months ended June 27, 2026.

Interest expense increased from $0.4 million to $1.0 million for the three months ended June 27, 2026, and from $0.7 million to $1.4 million for the nine months ended June 27, 2026, respectively, due to the increase in the Company’s average outstanding borrowings under the Credit Agreement for the three and nine- month periods ended June 27, 2026, as compared to the prior year periods.

Income Tax Expense

Our effective tax rate decreased from 27.2% to 23.2% and from 27.2% to 23.5% for the three and nine months ended June 27, 2026, respectively. The decrease in rate between periods was primarily attributable to a change in the blended state tax rate between periods.

Net Earnings

Net earnings decreased by $8.9 million, or 20.1%, for the three months ended June 27, 2026, due to the aforementioned items.

Net earnings decreased by $16.3 million, or 30.1%, for the nine months ended June 27, 2026, due to the aforementioned items.

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

	Three months ended			Nine months ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Net sales
Food Service	$254,288	$277,169	(8.3)%	$688,109	$742,105	(7.3)%
Retail Supermarket	64,932	63,860	1.7%	162,434	162,425	0.0%
Frozen Beverages	106,737	113,264	(5.8)%	264,011	268,460	(1.7)%
Total sales	$425,957	$454,293	(6.2)%	$1,114,554	$1,172,990	(5.0)%

	Three months ended			Nine months ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Operating income
Food Service	$28,079	$27,896	0.7%	$49,033	$44,175	11.0%
Retail Supermarket	2,660	6,185	(57.0)%	3,435	10,888	(68.5)%
Frozen Beverages	22,815	23,703	(3.7)%	31,500	30,916	1.9%
General corporate expenses	(7,435)	(6,309)	17.8%	(25,340)	(22,242)	13.9%
Intangible asset impairment charges	-	(1,500)	n.m.	-	(1,500)	n.m.
Gain on insurance proceeds received for damage to property, plant, and equipment	-	10,622	n.m.	800	10,622	n.m.
Plant closure (expense) recoveries	155	-	0.0%	(10,714)	-	0.0%
Total operating income	$46,274	$60,597	(23.6)%	$48,714	$72,859	(33.1)%

Food Service Segment Results

	Three months ended			Nine months ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Food Service sales to external customers	$254,288	$277,169	(8.3)%	$688,109	$742,105	(7.3)%

Food Service operating income	$28,079	$27,896	0.7%	$49,033	$44,175	11.0%

Sales to food service customers decreased $22.9 million, or 8.3%, to $254.3 million for the three months ended June 27, 2026. The largest driver of the decrease was bakery product sales, which decreased by 19%, with the decrease largely attributable to the anticipated sales reductions in our bakery business. Additionally, sales of handhelds decreased by 16%, with the decrease attributable to lower comparative volumes, as well as contractual pricing true-ups on the lower costing of certain raw material ingredients. The decrease in sales within those two product categories was offset slightly by modest growth within our soft pretzel and churro product categories.

Sales of new products in the first twelve months since their introduction were minimal for the three months ended June 27, 2026. Low-single digit net pricing increases were more than offset by the net volume declines, primarily attributable to the anticipated sales reductions in our bakery business.

Operating income in our Food Service segment increased $0.2 million, or 0.7%, to $28.1 million for the three months ended June 27, 2026, which reflected the efficiencies and benefits of the optimization of our manufacturing footprint as well as mix improvements across the portfolio more than offsetting the lower comparative sales volumes.

Sales to food service customers decreased $54.0 million, or 7.3%, to $688.1 million for the nine months ended June 27, 2026. The largest driver of the decrease was bakery product sales, which decreased by 17%, with the decrease largely attributable to the anticipated sales reductions in our bakery business. Additionally, sales of handhelds decreased by 18%, with the decrease attributable to lower comparative volumes on our core handhelds, as well as contractual pricing true-ups on the lower costing of certain raw material ingredients. Somewhat offsetting these decreases were soft pretzel sales to foodservice customers, which increased by 6%, with the increase largely attributable to volume increases seen within the category on our key brands, a continuation of the trend seen in the second half of our fiscal 2025.

Sales of new products in the first twelve months since their introduction were minimal for the nine months ended June 27, 2026. Low-single digit net pricing increases were more than offset by the net volume declines, primarily attributable to the anticipated sales reductions in our bakery business.

Operating income in our Food Service segment increased $4.9 million, or 11.0% to $49.0 million for the nine months ended June 27, 2026, which reflected the efficiencies and benefits of the optimization of our manufacturing footprint seen within gross profit, as well as mix improvements across the portfolio, which more than offset the lower comparative sales volumes.

Retail Supermarket Segment Results

	Three months ended			Nine months ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Retail Supermarket sales to external customers	$64,932	$63,860	1.7%	$162,434	$162,425	0.0%

Retail Supermarket operating income	$2,660	$6,185	(57.0)%	$3,435	$10,888	(68.5)%

Sales of products to retail customers increased $1.1 million, or 1.7%, to $64.9 million for the three months ended June 27, 2026. The net increase was primarily attributable to volume increases seen across the majority of our retail product categories, offset somewhat by the comparative increased slotting fees and promotional spend, primarily within the frozen novelties category. Sales of new products in retail supermarkets were approximately $2.4 million in the three months ended June 27, 2026, driven by the launch of new frozen novelties products. Sales in the quarter were impacted by the higher slotting fees and promotional spend, which drove high-single digit negative net pricing and mostly offset the volume increases across the retail portfolio.

Operating income in our Retail Supermarket segment decreased $3.5 million in the three months ended June 27, 2026, primarily driven by the impact of the higher comparative slotting fees and promotional spend within the frozen novelties category, along with the impact of product mix on gross profit.

Sales of products to retail customers remained materially flat at $162.4 million for the nine months ended June 27, 2026, with the volume increases across the majority of retail product categories offset by the increased slotting fees and promotional spend. Sales of new products in retail supermarkets were approximately $2.9 million in the nine months ended June 27, 2026, driven by the launch of new frozen novelties products. Sales in the nine-month period were impacted by the higher slotting fees and promotional spend, which drove mid-single digit negative net pricing and mostly offset the volume increases across the retail portfolio.

Operating income in our Retail Supermarket segment decreased $7.5 million, or 68.5%, to $3.4 million in the nine months ended June 27, 2026, primarily driven by the impact of the higher comparative slotting fees and promotional spend within the frozen novelties category, along with the impact of product mix on gross profit.

Frozen Beverages Segment Results

	Three months ended			Nine months ended
	June 27,	June 28,		June 27,	June 28,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)

Frozen Beverages sales to external customers	$106,737	$113,264	(5.8)%	$264,011	$268,460	(1.7)%

Frozen Beverages operating income	$22,815	$23,703	(3.7)%	$31,500	$30,916	1.9%

Frozen beverage and related product sales decreased $6.5 million, or 5.8%, in the three months ended June 27, 2026. Beverage sales increased 6% to $75.3 million, with the increase driven by a strong performance in our theater and mass merchandising channels. Gallon sales increased approximately 7% for the three months ended June 27, 2026. Service revenue decreased 14% to $21.0 million due to weakness in demand related to customer decisions to insource their maintenance. Machine revenue (primarily sales of frozen beverage machines) decreased 43% to $9.6 million, primarily the result of the lapping of the impact of a major convenience customer that had updated its equipment across its store network in the prior year.

Operating income in our Frozen Beverage segment decreased $0.9 million in the quarter to $22.8 million, as the decrease in service revenue and machine revenue more than offset the strong beverage sales.

Frozen beverage and related product sales decreased $4.5 million, or 1.7% in the nine months ended June 27, 2026. Beverage sales increased 6% to $166.9 million with the increase driven by strong performance in our theater channel, combined with pricing increases, a favorable sales mix and some foreign exchange-related tailwinds. Gallon sales increased approximately 2% for the nine months ended June 27, 2026. Service revenue decreased 11% to $64.5 million due to weakness in demand related to customer decisions to insource their maintenance, as well as slower restaurant traffic. Machine revenue (primarily sales of frozen beverage machines) decreased 17% to $30.3 million, primarily the result of the lapping of the impact of a major convenience customer that had updated its equipment across its store network in the prior year third fiscal quarter.

Operating income in our Frozen Beverage segment increased $0.6 million in the nine months ended June 27, 2026 to $31.5 million, as strong beverage sales positively impacted leverage across the business.

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

	Nine months ended
	June 27,	June 28,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net earnings	$37,892	$54,214
Non-cash items in net income:
Depreciation of fixed assets	52,167	48,296
Amortization of intangibles and deferred costs	4,218	5,871
Intangible asset impairment charges	-	1,500
Losses (Gains) from disposals of property & equipment	522	(394)
Non-cash plant closure expenses	4,529	-
Non-cash impairment charge	850	-
Share-based compensation	4,684	4,580
Deferred income taxes	515	127
Gain on insurance proceeds received for damage to property, plant, and equipment	(800)	(10,622)
Gain on insurance proceeds received in excess of operating losses recognized	-	(799)
Other	546	212
Changes in assets and liabilities, net of effects from purchase of companies	(4,680)	(4,288)
Net cash provided by operating activities	$100,443	$98,697

●	Gain on insurance proceeds received related to insurance recoveries related to the Holly Ridge fire claim.

●	The net cash outflow of $4.7 million in cash flows associated with changes in assets and liabilities, net of effects from purchase of companies, in the nine months ended June 27, 2026, was primarily driven by largely offsetting impacts across working capital categories, including a $26.0 million increase in accounts receivable offset somewhat by a net $19.1 million cash inflow attributable to other operating assets and liabilities, and a $2.3 million decrease in inventories. In the prior year, the net cash outflow of $4.3 million was primarily driven by largely offsetting impacts across working capital categories, including a $21.6 million increase in inventories, a $16.5 million increase in accounts receivable, and a net $33.8 million cash inflow attributable to other operating assets and liabilities.

	Nine months ended
	June 27,	June 28,
	2026	2025
	(in thousands)
Cash flows from investing activities
Purchases of property, plant and equipment	$(53,263)	$(61,264)
Proceeds from disposal of property and equipment	396	1,413
Proceeds from insurance for fixed assets	800	11,421
Net cash (used in) investing activities	$(52,067)	$(48,430)

●

Purchases of property, plant and equipment include spending for production growth, in addition to acquiring new equipment, infrastructure replacements, and upgrades to maintain competitive standing and position us for future opportunities.

●	Proceeds from insurance for fixed assets related to insurance recoveries related to the Holly Ridge fire claim.

	Nine months ended
	June 27,	June 28,
	2026	2025
	(in thousands)
Cash flows from financing activities
Payments to repurchase common stock	$(74,730)	$(5,000)
Proceeds from issuance of stock	1,160	3,104
Purchase of vested employee service share units and performance share units	(1,090)	-
Borrowings under credit facility	119,000	40,000
Repayment of borrowings under credit facility	(91,000)	(40,000)
Payments for debt issuance costs	(567)	-
Payments on finance lease obligations	(353)	(182)
Payment of cash dividend	(45,763)	(45,575)
Net cash (used in) financing activities	$(93,343)	$(47,653)

●	During the nine months ended June 27, 2026, the Company repurchased 854,208 shares of common stock of the Company at an average price of $86.66 per share on the open market, pursuant to the 2025 and 2026 Share Repurchase Programs. During the nine months ended June 28, 2025, the Company repurchased 39,061 shares of common stock of the Company at an average price of $128.00 per share on the open market, pursuant to the 2025 Share Repurchase Program.

●

Proceeds from issuance of stock decreased in the nine months ended June 27, 2026 as no stock options were exercised in the period as the Company began to issue service share units and performance units as forms of stock-based compensation in recent years.

●	Borrowings under credit facility and repayment of borrowings under credit facility relate to the Company’s cash draws and repayments made to primarily fund working capital needs.

●

The slight increase in payment of cash dividends from prior year period was due to the raising of our quarterly dividend during fiscal 2025, somewhat offset by a decrease in outstanding share count due to the share repurchases.

Liquidity

As of June 27, 2026, we had $63.1 million of Cash and Cash Equivalents.

In December 2021, the Company entered into an amended and restated loan agreement (as amended, the “Credit Agreement”) with our existing banks which provided for up to a $50 million revolving credit facility repayable in December 2026.

On June 21, 2022, the Company entered into an amendment to the Credit Agreement, (“Amendment No. 1”), which provided for an incremental increase of $175 million in available borrowings under the revolving credit facility. Amendment No. 1 also included an option to increase the size of the revolving credit facility by up to an amount not to exceed in the aggregate the greater of $225 million or, $50 million plus the Consolidated EBITDA (as defined in the Credit Agreement) of the Borrowers (as defined in the Credit Agreement), subject to the satisfaction of certain terms and conditions.

On June 5, 2026, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2 maintained the existing $225 million revolving credit facility capacity, extended the maturity date of the revolving credit facility established under the Credit Agreement to June 2031, and revised the pricing grid used to determine the Applicable Margin (as defined in the Credit Agreement). Amendment No. 2 also included an option to increase the size of the revolving credit facility by up to an amount not to exceed the greater of $200 million or the Consolidated EBITDA of the Borrowers, subject to the satisfaction of certain terms and conditions.

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

The Credit Agreement requires the Company to comply with various affirmative and negative covenants, including without limitation (i) covenants to maintain a minimum specified interest coverage ratio and maximum specified net leverage ratio, and (ii) subject to certain exceptions, covenants that prevent or restrict the Company’s ability to pay dividends, engage in certain mergers or acquisitions, make certain investments or loans, incur future indebtedness, alter its capital structure or line of business, prepay subordinated indebtedness, engage in certain transactions with affiliates, or amend its organizational documents. As of June 27, 2026, the Company is in compliance with all financial covenants of the Credit Agreement.

As of June 27, 2026, $28.0 million was outstanding under the Amended Credit Agreement with a weighted average interest rate of 5.64%. As of June 27, 2026, the amount available under the Amended Credit Agreement was $182.2 million, after giving effect to the outstanding letters of credit.

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

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 27, 2026, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 27, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

The following table sets forth repurchases of our common stock during the third quarter of 2026:

			Total number of shares	Approximate dollar value
	Total number	Average	purchased as part of	of shares that may yet
	of shares	price paid	publicly announced	be purchased under
Period	purchased (1)	per share	plans or programs (2)	plans or programs (2)
				(in thousands)
March 29, 2026 to April 25, 2026	-	-	-	$28,023
April 26, 2026 to May 23, 2026	97,131	73.09	94,997	21,080
May 24, 2026 to June 27, 2026	44,083	76.25	40,855	17,965
Three months ended June 27, 2026	141,214	74.08	135,852	17,965

(1)

There were 135,852 shares repurchased as part of our publicly announced share repurchase program during the quarter ended June 27, 2026, and there were 5,362 shares withheld to cover taxes associated with the vesting of certain restricted stock units held by officers and employees.

(2)

On February 3, 2026, the Company announced that the Board of Directors authorized a share repurchase program (the 2026 Share Repurchase Program) pursuant to which the Company could repurchase up to $50.0 million of the Company’s common stock, exclusive of any fees, commissions, and other expenses related to such repurchases. As of June 27, 2026, there remains $18.0 million of share repurchase availability under the 2026 Share Repurchase Program.

Item 5.	Other Information

During the three months ended June 27, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits

Exhibit No.

10.1	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of June 5, 2026, among J & J Snack Foods Corp. and certain subsidiaries, as borrowers, Citizens Bank, N.A. as Administrative Agent, and certain lenders and other parties thereto (Incorporated by reference from the Company’s Form 8-K filed June 10, 2026.
31.1 & 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 & 32.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial information from J&J Snack Foods Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL (Inline extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Earnings,
(iii)	Consolidated Statements of Comprehensive Income,
(iv)	Consolidated Statements of Changes in Stockholders’ Equity,
(v)	Consolidated Statements of Cash Flows and
(vi)	the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J & J SNACK FOODS CORP.

Dated: August 6, 2026	/s/ Dan Fachner
Dan Fachner
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2026	/s/ Shawn Munsell
Shawn Munsell, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)